Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Atlanta
filed 2006-08-10
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FEDERAL HOME LOAN BANK OF ATLANTA

(Exact name of registrant as specified in its charter)

Federally chartered corporation	56-6000442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Peachtree Street, NE, Atlanta, Ga.	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 888-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2006
Class B Stock, par value $100	61,723,740

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$34,121	$13,345
Interest-bearing deposits (includes deposits with other FHLBanks of $4,999 and $5,000 at June 30, 2006 and December 31, 2005, respectively)	836,988	254,321
Federal funds sold	13,970,000	13,028,500
Trading securities (includes $963,258 and $1,266,335 pledged as collateral at June 30, 2006 and December 31, 2005, respectively, that may be repledged and other FHLBanks’ bonds of $272,695 and $288,731 at June 30, 2006 and December 31, 2005, respectively)	4,524,798	5,260,321
Held-to-maturity securities, net (fair value of $18,880,847 and $19,250,998 at June 30, 2006 and December 31, 2005, respectively)	19,555,459	19,628,496
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $494 and $557 at June 30, 2006 and December 31, 2005, respectively	2,999,492	2,859,982
Advances, net	102,522,183	101,285,012
Accrued interest receivable	670,806	621,448
Premises and equipment, net	30,171	31,019
Derivative assets	474,165	162,492
Other assets	90,696	93,952

TOTAL ASSETS	$145,708,879	$143,238,888

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$4,828,561	$5,191,340
Noninterest-bearing	35,196	43,534

Total deposits	4,863,757	5,234,874

Securities sold under agreements to repurchase	500,000	500,000
Consolidated obligations, net:
Discount notes	12,395,780	9,579,425
Bonds	119,133,154	119,174,663

Total consolidated obligations, net	131,528,934	128,754,088

Mandatorily redeemable capital stock	132,224	143,096
Accrued interest payable	1,119,465	1,067,352
Affordable Housing Program	116,693	105,911
Payable to REFCORP	26,824	20,766
Derivative liabilities	925,590	1,223,382
Other liabilities	127,145	107,847

Total liabilities	139,340,632	137,157,316

Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
59,906 shares and 57,532 shares at June 30, 2006 and December 31, 2005, respectively	5,990,641	5,753,203
Retained earnings	377,606	328,369

Total capital	6,368,247	6,081,572

TOTAL LIABILITIES AND CAPITAL	$145,708,879	$143,238,888

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$1,269,274	$793,376	$2,402,605	$1,432,744
Prepayment fees on advances, net	668	1,179	900	1,328
Interest-bearing deposits	9,985	9,818	15,480	16,771
Federal funds sold	123,836	46,915	224,308	86,621
Trading securities	72,289	79,519	148,383	159,136
Held-to-maturity securities	228,828	206,169	457,657	403,319
Mortgage loans held for portfolio	37,300	32,828	73,430	62,118
Loans to other FHLBanks	11	72	30	104

Total interest income	1,742,191	1,169,876	3,322,793	2,162,141

INTEREST EXPENSE
Consolidated obligations:
Discount notes	111,947	49,154	178,975	92,491
Bonds	1,400,968	918,264	2,696,168	1,680,725
Deposits	54,942	34,218	104,363	62,228
Borrowings from other FHLBanks	13	13	23	33
Securities sold under agreements to repurchase	5,793	8,679	10,885	16,445
Mandatorily redeemable capital stock	1,884	2,893	3,817	5,608
Other borrowings	50	12	254	66

Total interest expense	1,575,597	1,013,233	2,994,485	1,857,596

NET INTEREST INCOME BEFORE MORTGAGE LOAN LOSS (REVERSAL) PROVISION	166,594	156,643	328,308	304,545
(Reversal) provision for credit losses on mortgage loans held for portfolio	(60)	222	(63)	225

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS (REVERSAL) PROVISION	166,654	156,421	328,371	304,320

OTHER INCOME (LOSS)
Service fees	569	750	1,176	1,383
Net (loss) gain on trading securities	(74,052)	138,357	(179,912)	(4,965)
Net gain (loss) on derivatives and hedging activities	77,300	(148,526)	183,421	(32,424)
Other	307	747	442	948

Total other income (loss)	4,124	(8,672)	5,127	(35,058)

OTHER EXPENSE
Operating	21,705	20,082	42,830	37,910
Finance Board	1,271	1,195	2,543	2,390
Office of Finance	609	505	1,364	1,263
Other	941	656	2,143	1,271

Total other expenses	24,526	22,438	48,880	42,834

INCOME BEFORE ASSESSMENTS	146,252	125,311	284,618	226,428

Affordable Housing Program	12,131	10,524	23,623	19,056
REFCORP	26,826	22,959	52,204	41,476

Total assessments	38,957	33,483	75,827	60,532

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	107,295	91,828	208,791	165,896
Cumulative effect of change in accounting principle	—	—	—	(2,905)

NET INCOME	$107,295	$91,828	$208,791	$162,991

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2004	52,252	$5,225,149	$216,640	$5,441,789
Proceeds from sale of capital stock	22,077	2,207,732	—	2,207,732
Repurchase/redemption of capital stock	(16,549)	(1,654,928)	—	(1,654,928)
Net shares reclassified to mandatorily redeemable capital stock	(499)	(49,908)	—	(49,908)
Net income	—	—	162,991	162,991
Cash dividends on capital stock	—	—	(118,006)	(118,006)

BALANCE, JUNE 30, 2005	57,281	$5,728,045	$261,625	$5,989,670

BALANCE, DECEMBER 31, 2005	57,532	$5,753,203	$328,369	$6,081,572
Proceeds from sale of capital stock	20,395	2,039,531	—	2,039,531
Repurchase/redemption of capital stock	(18,006)	(1,800,563)	—	(1,800,563)
Net shares reclassified to mandatorily redeemable capital stock	(15)	(1,530)	—	(1,530)
Net income	—	—	208,791	208,791
Cash dividends on capital stock	—	—	(159,554)	(159,554)

BALANCE, JUNE 30, 2006	59,906	$5,990,641	$377,606	$6,368,247

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$208,791	$162,991
Cumulative effect of change in accounting principle	—	2,905

Income before cumulative effect of change in accounting principle	208,791	165,896

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	24,183	22,146
Net premiums and discounts on investments	(2,482)	6,380
Net premiums and discounts on mortgage loans	(136)	325
Concessions on consolidated obligation bonds	14,885	15,540
Net deferred loss on interest-rate exchange agreements	181	470
Premises and equipment	1,176	1,063
Capitalized software	1,862	1,052
(Reversal) provision for credit losses on mortgage loans held for portfolio	(63)	225
Decrease in trading securities	738,086	4,965
Gain due to change in net fair value adjustment on derivative and hedging activities	(174,577)	(12,244)
Increase in accrued interest receivable (excluding derivative accrued interest)	(49,358)	(61,974)
Increase in other assets	(1,303)	(20,036)
Net increase in Affordable Housing Program (AHP)	13,768	9,555
Increase in accrued interest payable (excluding derivative accrued interest)	52,113	174,856
Increase in payable to REFCORP	6,058	2,719
Increase in other liabilities	4,007	88,160

Total adjustments	628,400	233,202

Net cash provided by operating activities	837,191	399,098

INVESTING ACTIVITIES
Net increase in interest-bearing deposits	(582,668)	(926,687)
Net (increase) decrease in Federal funds sold	(941,500)	1,877,000
Purchases of held-to-maturity securities	(1,767,655)	(3,667,101)
Proceeds from maturities of held-to-maturity securities	1,840,611	2,216,003
Principal collected on advances	88,806,175	65,025,358
Advances made	(90,949,462)	(74,119,178)
Principal collected on mortgage loans held for portfolio	453,210	149,789
Purchased mortgage loans held for portfolio	(592,730)	(621,697)
Net decrease in deposits placed with FHLBanks for mortgage loan programs	1	6
Purchase of premises and equipment	(357)	(2,094)
Purchase of software	(743)	(2,705)

Net cash used in investing activities	(3,735,118)	(10,071,306)

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30,
	2006	2005
FINANCING ACTIVITIES
Net decrease in deposits	(371,117)	(115,696)
Proceeds from issuance of consolidated obligations:
Discount notes	244,706,209	192,263,183
Bonds	21,241,466	26,511,685
Bonds transferred from other FHLBanks	67,518	186,060
Payments for debt issuance costs	(12,006)	(17,844)
Payments for repurchase/maturing and retiring consolidated obligations:
Discount notes	(241,904,707)	(193,697,544)
Bonds	(20,890,965)	(15,851,340)
Proceeds from issuance of capital stock	2,039,531	2,207,732
Payments for repurchase/redemption of capital stock	(1,800,563)	(1,654,928)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(12,402)	(32,088)
Cash dividends paid	(144,261)	(106,732)

Net cash provided by financing activities	2,918,703	9,692,488

Net increase in cash and cash equivalents	20,776	20,280

Cash and cash equivalents at beginning of the year	13,345	8,395

Cash and cash equivalents at end of the year	$34,121	$28,675

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$2,739,868	$1,579,860

AHP payments, net	$12,841	$10,111

REFCORP payments	$46,146	$38,757

Noncash items:
Dividends declared but not paid	$82,032	$62,570

Net shares reclassified to mandatorily redeemable capital stock	$1,530	$49,908

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1– Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2006, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are contained in the Bank’s amended registration statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on May 12, 2006.

Descriptions of the significant accounting policies of the Federal Home Loan Bank of Atlanta (the “Bank”) are included in Note 1 to the 2005 audited financial statements. There have been no significant changes to these policies as of June 30, 2006.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2– Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk, and (e) amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Bank adopted SFAS 155 effective January 1, 2006; however, the Bank has not elected to use the fair value option on any transactions either prior to or after January 1, 2006. The adoption of the standard did not affect the financial condition or operations of the Bank.

DIG Issue B38 and DIG Issue B39. On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The Bank adopted DIG Issues B38 and B39 effective January 1, 2006 with no material effect on its results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be measured initially at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Bank does not expect SFAS 156 to have a material impact on its results of operations or financial condition at the time of adoption. The Bank intends to adopt SFAS 156 as of January 1, 2007.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of June 30, 2006	As of December 31, 2005
Government-sponsored enterprises debt obligations	$4,192,908	$4,910,858
Other FHLBanks’ bonds	272,695	288,731
State or local housing agency obligations	59,195	60,732

Total	$4,524,798	$5,260,321

Net (loss) gain on trading securities was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net realized loss	$(68,532)	$—	$(68,532)	$—
Net unrealized (loss) gain	(5,520)	138,357	(111,380)	(4,965)

Net (loss) gain on trading securities	$(74,052)	$138,357	$(179,912)	$(4,965)

Other Federal Home Loan Banks’ (“FHLBanks”) Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of June 30, 2006	As of December 31, 2005
Other FHLBanks’ consolidated obligation bonds:
FHLBank Dallas	$82,814	$85,079
FHLBank Chicago	60,918	71,874

	143,732	156,953
FHLBank TAP program*	128,963	131,778

	$272,695	$288,731

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of June 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$122,000	$1,526	$2,085	$121,441	$111,757	$2,437	$—	$114,194
Government-sponsored enterprises debt obligations	499,974	—	64	499,910	899,650	150	—	899,800
Mortgage-backed securities:
U.S. agency obligations-guaranteed	76,262	641	—	76,903	88,908	702	—	89,610
Government-sponsored enterprises	2,326,056	1,097	135,936	2,191,217	2,508,719	3,244	79,837	2,432,126
Other	16,531,167	2,383	542,174	15,991,376	16,019,462	2,274	306,468	15,715,268

Total	$19,555,459	$5,647	$680,259	$18,880,847	$19,628,496	$8,807	$386,305	$19,250,998

A summary of the mortgage-backed securities issued by members or affiliates of members follows (in thousands):

	As of June 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, N.C.	$2,600,745	$—	$75,759	$2,524,986	$2,496,130	$—	$50,622	$2,445,508
Citigroup Inc., New York, N.Y.	36,615	12	837	35,790	43,159	15	432	42,742
Countrywide Financial Corporation, Calabasas, C.A.	4,913,571	1,933	161,707	4,753,797	4,863,070	1,443	83,282	4,781,231

Total	$7,550,931	$1,945	$238,303	$7,314,573	$7,402,359	$1,458	$134,336	$7,269,481

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$56,785	$2,085	$—	$—	$56 ,785	$2,085
Government-sponsored enterprises debt obligations	499,910	64	—	—	499,910	64
Mortgage-backed securities:
Government-sponsored enterprises	2,149,140	135,936	—	—	2,149,140	135,936
Other	15,137,539	539,615	86,889	2,559	15,224,428	542,174

Total	$17,843,374	$677,700	$86,889	$2,559	$17,930,263	$680,259

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises	$356,696	$6,724	$1,998,336	$73,113	$2,355,032	$79,837
Other	8,317,732	139,811	6,405,205	166,657	14,722,937	306,468

Total	$8,674,428	$146,535	$8,403,541	$239,770	$17,077,969	$386,305

The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary and related to increases in interest rates. Based on the creditworthiness of the issuers and the underlying collateral, no recognition of impairment is considered necessary. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time it will recover the unrealized losses.

As of June 30, 2006, held-to-maturity securities that are in a gross unrealized loss position included state or local housing agency obligations, government-sponsored enterprise debt obligations and mortgage-backed securities.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2006		As of December 31, 2005
Year of Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$501,719	$501,660	$904,395	$904,569
Due after one year through five years	63,605	61,728	46,495	46,937
Due after five years through ten years	9,005	9,421	9,625	10,291
Due after ten years	47,645	48,542	50,892	52,197

	621,974	621,351	1,011,407	1,013,994
Mortgage-backed securities	18,933,485	18,259,496	18,617,089	18,237,004

Total	$19,555,459	$18,880,847	$19,628,496	$19,250,998

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net premiums of $1.6 million and $21.1 million as of June 30, 2006 and December 31, 2005, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity (in thousands):

	As of June 30, 2006	As of December 31, 2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$122,000	$111,757
Variable-rate	499,974	899,650

	621,974	1,011,407

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	2,329,311	2,512,355
Variable-rate	70,313	82,085
Collateralized mortgage obligations:
Fixed-rate	5,513,104	6,276,150
Variable-rate	11,020,757	9,746,499

	18,933,485	18,617,089

Total	$19,555,459	$19,628,496

Note 5—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (dollar amounts in thousands):

	As of June 30, 2006		As of December 31, 2005
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Overdrawn demand deposit accounts	$1,596		$1,822

Due in 1 year or less	27,581,923	4.88%	25,476,395	4.09%
Due after 1 year through 2 years	27,688,449	4.87%	18,959,799	3.99%
Due after 2 years through 3 years	8,247,388	4.71%	15,804,435	4.29%
Due after 3 years through 4 years	9,202,992	4.52%	8,330,278	4.13%
Due after 4 years through 5 years	8,296,673	5.11%	8,457,016	4.68%
Due after 5 years	22,767,936	4.20%	24,613,925	4.12%

Total par value	103,786,957	4.70%	101,643,670	4.16%
Discount on AHP advances	(12,575)		(11,592)
Discount on advances	(10,589)		(8,587)
SFAS 133 hedging adjustments	(1,241,610)		(338,479)

Total	$102,522,183		$101,285,012

The following table summarizes advances by year of maturity or next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	June 30, 2006
Overdrawn demand deposit accounts	$1,596

Due in 1 year or less	27,585,923
Due after 1 year through 2 years	27,684,449
Due after 2 years through 3 years	8,247,388
Due after 3 years through 4 years	9,202,992
Due after 4 years through 5 years	8,296,673
Due after 5 years	22,767,936

Total par value	$103,786,957

The following table summarizes advances by year of maturity or next put date (in thousands):

Year of Maturity or Next Put Date	June 30, 2006
Overdrawn demand deposit accounts	$1,596

Due in 1 year or less	39,845,148
Due after 1 year through 2 years	32,178,514
Due after 2 years through 3 years	10,278,563
Due after 3 years through 4 years	8,578,942
Due after 4 years through 5 years	6,355,738
Due after 5 years	6,548,456

Total par value	$103,786,957

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	June 30, 2006	December 31, 2005
Par value of advances:
Fixed-rate	$39,836,087	$44,015,407
Variable-rate	63,949,274	57,626,441

Total par value	$103,785,361	$101,641,848

Note 6—Affordable Housing Program (“AHP”) and Resolution Funding Corporation (“REFCORP”) Liabilities

The following table provides roll-forward information with respect to changes in the AHP liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balances, beginning of period	$110,768	$89,510	$105,911	$86,338
AHP assessments	12,131	10,524	23,623	19,056
AHP payments/subsidy	(6,206)	(4,751)	(12,841)	(10,111)

Balances, end of period	$116,693	$95,283	$116,693	$95,283

The following table provides roll-forward information with respect to changes in the REFCORP liability (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balances, beginning of period	$21,790	$8,579	$20,766	$8,700
Assessments	26,826	22,959	52,204	41,476
Payments during the period	(21,792)	(20,119)	(46,146)	(38,757)

Balances, end of period	$26,824	$11,419	$26,824	$11,419

Note 7—Mortgage Loans Held for Portfolio

Both the Mortgage Partnership Finance® (“MPF”) Program and the Mortgage Purchase Program (“MPP”) involve investment by the Bank in mortgage loans that are purchased directly from participating financial institutions (“PFIs”). The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of June 30, 2006	As of December 31, 2005
Real estate:
Fixed medium-term* single-family mortgages	$1,100,453	$1,160,989
Fixed long-term single-family mortgages	1,880,468	1,677,588
Multifamily mortgages	24,279	24,488

Total unpaid principal balance	3,005,200	2,863,065
Premiums	15,255	16,366
Discounts	(19,424)	(18,058)
Deferred loan costs, net	(6)	(2)
SFAS 133 adjustments	(1,039)	(832)

Total mortgage loans held for portfolio	$2,999,986	$2,860,539

*	Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding (in thousands):

	As of June 30, 2006	As of December 31, 2005
Government-insured loans	$88,933	$84,961
Conventional loans	2,916,267	2,778,104

Total par value	$3,005,200	$2,863,065

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of June 30, 2006 and December 31, 2005, the Bank had no recorded investments in impaired mortgage loans.

The activity in the allowances for credit losses was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$554	$674	$557	$671
(Reversal) provision for credit losses	(60)	222	(63)	225

Balance, end of period	$494	$896	$494	$896

As of June 30, 2006 and December 31, 2005, the Bank had $1.2 million and $1.7 million of nonaccrual loans, respectively.

Note 8—Deposits

The following table details interest-bearing deposits (in thousands):

	As of June 30, 2006	As of December 31, 2005
Interest-bearing deposits:
Demand and overnight	$4,454,433	$5,071,500
Term	29,675	42,775
Other	344,453	77,065

Total interest-bearing deposits	$4,828,561	$5,191,340

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount of pass-through reserves deposited with Federal Reserve Banks was approximately $35.2 million and $43.5 million as of June 30, 2006 and December 31, 2005, respectively. The Bank includes member reserve balances in “noninterest-bearing deposits” on the Statements of Condition.

Note 9—Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated obligation bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. The Federal Housing Finance Board (“Finance Board”) and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amounts and are redeemed at par value when they mature.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of maturity (dollar amounts in thousands):

	As of June 30, 2006		As of December 31, 2005
Year of Maturity	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Due in 1 year or less	$43,500,650	3.88%	$37,132,015	3.27%
Due after 1 year through 2 years	25,304,505	4.22%	27,428,115	3.72%
Due after 2 years through 3 years	18,871,525	4.10%	20,336,465	3.93%
Due after 3 years through 4 years	9,617,825	4.37%	10,694,175	3.86%
Due after 4 years through 5 years	6,326,345	4.68%	8,239,745	4.35%
Due after 5 years	17,580,900	4.65%	16,947,700	4.35%

Total par value	121,201,750	4.18%	120,778,215	3.76%
Bond premiums	31,526		43,866
Bond discounts	(440,621)		(442,253)
SFAS 133 hedging adjustments	(1,657,968)		(1,203,451)
Deferred net losses on terminated interest-rate exchange agreements	(1,533)		(1,714)

Total	$119,133,154		$119,174,663

The Bank’s consolidated obligation bonds outstanding include (in thousands):

	As of June 30, 2006	As of December 31, 2005
Par value of consolidated bonds:
Noncallable	$42,539,975	$40,332,290
Callable	78,661,775	80,445,925

Total par value	$121,201,750	$120,778,215

The following table summarizes consolidated obligation bonds outstanding, by year of maturity or next call date (in thousands):

Year of Maturity or Next Call Date	As of June 30, 2006
Due in 1 year or less	$90,997,675
Due after 1 year through 2 years	13,381,155
Due after 2 years through 3 years	8,137,700
Due after 3 years through 4 years	4,045,825
Due after 4 years through 5 years	1,519,645
Due after 5 years	3,119,750

Total par value	$121,201,750

Interest-rate Payment Terms. The following table details interest-rate payment terms for the Bank’s consolidated obligation bonds (in thousands):

	As of June 30, 2006	As of December 31, 2005
Par value of consolidated bonds:
Fixed-rate	$92,938,215	$90,921,730
Step-up	19,326,050	21,491,050
Simple variable-rate	3,704,900	3,107,900
Variable capped floater	2,183,875	2,403,875
Fixed that converts to variable	1,531,450	1,464,400
Zero-coupon	862,760	862,760
Variable that converts to fixed	630,000	502,000
Inverse floating-rate	24,500	24,500

Total par value	$121,201,750	$120,778,215

Consolidated Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
June 30, 2006	$12,395,780	$12,439,504	4.96%

December 31, 2005	$9,579,425	$9,593,306	3.75%

Note 10—Capital

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of June 30, 2006		As of December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$945,974	$6,500,471	$759,742	$6,224,668
Total capital-to-asset ratio	4.00%	4.46%	4.00%	4.35%
Total regulatory capital	$5,828,355	$6,500,471	$5,729,556	$6,224,668
Leverage ratio	5.00%	6.69%	5.00%	6.52%
Leverage capital	$7,285,444	$9,750,706	$7,161,944	$9,337,002

Mandatorily Redeemable Capital Stock. The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$138,876	$255,751	$143,096	$239,009
Capital stock subject to mandatory redemption reclassified from equity during the year due to attainment of nonmember status	—	26,763	1,530	49,908
Repurchase/redemption of mandatorily redeemable capital stock	(6,652)	(25,685)	(12,402)	(32,088)

Balance, end of period	$132,224	$256,829	$132,224	$256,829

The Bank’s anticipated schedule for repurchasing mandatorily redeemable shares of activity-based stock is shown below (in thousands):

	June 30, 2006	December 31, 2005
Due in 1 year or less	$27,076	$32,701
Due after 1 year through 2 years	68,648	68,625
Due after 2 years through 3 years	23,130	22,860
Due after 3 years through 4 years	360	135
Due after 4 years through 5 years	158	450
Due after 5 years	11,842	15,937

Subtotal	131,214	140,708
Amortizing advances*	929	2,337
At Bank’s discretion**	81	51

Total	$132,224	$143,096

*	Stock associated with amortizing advances may be repurchased as the advances are repaid if the associated stock is large enough to exceed the excess stock threshold amount. Otherwise the stock may remain outstanding until the threshold is exceeded or all advances are repaid, whichever occurs first.
**	Excess stock totaling less than $100,000 per institution.

Note 11—Employee Retirement Plans

The following table presents the components of net periodic benefit cost for the Bank’s supplemental defined benefit pension plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$129	$112	$258	$224
Interest cost	87	81	174	162
Amortization of prior service cost	(31)	(13)	(62)	(26)
Amortization of unrecognized net loss	72	72	144	144

Net periodic cost	$257	$252	$514	$504

The following table presents the components of net periodic benefit cost for the Bank’s postretirement health benefit plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$185	$155	$370	$310
Interest cost	158	106	316	212
Amortization of prior service cost	11	11	22	22
Amortization of unrecognized net loss	125	36	250	72

Net periodic cost	$479	$308	$958	$616

Note 12—Derivatives and Hedging Activities

The Bank uses interest-rate exchange agreements to manage its exposure to changes in interest rates, to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs. The majority of derivatives used by the Bank are in fair value hedges of advances and consolidated obligation bonds. To assist its members in meeting their hedging needs, the Bank also may act as an intermediary between its members and other counterparties by entering into offsetting derivative transactions. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not affect the operating results of the Bank significantly. These amounts are recorded in other income and presented as “net gain (loss) on derivatives and hedging activities.”

The notional principal of interest-rate exchange agreements in which the Bank was an intermediary was $456.4 million and $406.2 million as of June 30, 2006 and December 31, 2005, respectively.

Economic Hedge. A non-SFAS 133 economic hedge is defined as an interest-rate exchange agreement, hedging specific or non-specific underlying assets, liabilities or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Board regulatory requirements, but does not qualify for hedge accounting under the rules of SFAS 133. An economic hedge by definition introduces the potential for earnings variability because only the change in fair value on the interest-rate exchange agreement(s) is recorded and is not offset by corresponding changes in the fair value of the economically hedged asset, liability, or firm commitment.

Net gain (loss) on derivatives and hedging activities was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gain related to fair-value hedge ineffectiveness	$8,119	$21,617	$22,728	$32,916
Gain (loss) on economic hedges and other	69,181	(170,143)	160,693	(65,340)

Net gain (loss) on derivatives and hedging activities	$77,300	$(148,526)	$183,421	$(32,424)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value and economic hedging (in thousands):

	As of June 30, 2006		As of December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$159,013,361	$(443,076)	$153,508,529	$(909,852)
Economic	7,100,412	(43,464)	7,566,837	(234,985)
Interest-rate swaptions:
Economic	1,065,000	5,481	1,065,000	14,288
Interest-rate caps/floors:
Economic	2,714,000	35,303	2,664,000	28,215
Interest-rate futures/forwards:
Economic	1,000	(122)	1,000	(16)
Mortgage delivery commitments:
Economic	22,744	(10)	10,406	10

Total	$169,916,517	$(445,888)	$164,815,772	$(1,102,340)

Total derivatives excluding accrued interest		$(445,888)		$(1,102,340)
Accrued interest		(5,537)		41,450

Net derivative balances		$(451,425)		$(1,060,890)

Net derivative asset balances		$474,165		$162,492
Net derivative liability balances		(925,590)		(1,223,382)

Net derivative balances		$(451,425)		$(1,060,890)

The fair values of embedded derivatives included in the above were as follows (in thousands):

	As of June 30, 2006	As of December 31, 2005
Host contract:
Advances	$(9,136)	$(20,804)
Callable bonds	2,399	2,176

Total	$(6,737)	$(18,628)

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The Bank seeks to limit the degree of counterparty risk on derivative agreements by netting arrangements contained in the derivative agreements. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its derivative agreements.

The contractual or notional amount of interest-rate exchange agreements reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of interest-rate exchange agreements does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing favorable interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans executed after June 30, 2003, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.

As of June 30, 2006 and December 31, 2005, the Bank’s maximum credit risk, as defined above, was approximately $471.8 million and $157.2 million, respectively. These totals include $65.5 million and $57.8 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. The Bank held cash in the amount of $407.0 million and $129.6 million as collateral for interest-rate exchange agreements as of June 30, 2006 and December 31, 2005, respectively. Additionally, collateral with respect to interest-rate exchange agreements with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Note 13—Commitments and Contingencies

The FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. The Finance Board, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par amounts of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $824.9 billion and $807.1 billion at June 30, 2006 and December 31, 2005, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.1 billion and $813.5 million at June 30, 2006 and December 31, 2005, respectively, and had original terms of one to 15 years with a final expiration in 2017. Unearned fees for standby letters of credit are recorded in other liabilities and amounted to $4.2 million and $3.1 million as of June 30, 2006 and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $6.6 million and $10.4 million at June 30, 2006 and December 31, 2005, respectively, and are generally for periods not to exceed 45 days.

The Bank executes interest-rate exchange agreements with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2006, the Bank had pledged, as collateral, securities with a book value of $1.1 billion, of which $99.6 million cannot be sold or repledged and $963.3 million of which can be sold or repledged, to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements. As of December 31, 2005, the Bank had pledged, as collateral, securities with a book value of $1.3 billion, of which $56.9 million cannot be sold or repledged and $1.3 billion of which can be sold or repledged, to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not, as of the date of the financial statements, anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 14—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are able to receive dividends on their investments. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act, as amended, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members. The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, which held 22.4 percent of the Bank’s total regulatory capital stock as of June 30, 2006, was considered a related party. Total advances outstanding to this member were $29.8 billion and $26.4 billion as of June 30, 2006 and December 31, 2005, respectively. Total deposits held in the name of this member were $54.2 million and $204.9 million as of June 30, 2006 and December 31, 2005, respectively. No mortgage loans were acquired from this member during the six months ended June 30, 2006 and 2005. Total mortgage-backed securities acquired from this member were $344.0 million and $419.6 million, respectively, for the three- and six-month periods ended June 30, 2006. No mortgage-backed securities were acquired from this member for the same periods ended June 30, 2005.

Note 15—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding at June 30, 2006 or December 31, 2005. Interest income on loans to other FHLBanks totaled $11 thousand and $30 thousand, respectively, for the three- and six-month periods ended June 30, 2006, compared to $72 thousand and $104 thousand, respectively, for the same periods ended June 30, 2005. During these same periods, interest expense on borrowings from other FHLBanks totaled $13 thousand and $23 thousand, respectively, for the three- and six-month periods ended June 30, 2006, compared to $13 thousand and $33 thousand, respectively, for the same periods ended June 30, 2005. The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Investing activities
Loans made to other FHLBanks	$(80,000)	$(1,200,000)	$(230,000)	$(1,675,022)
Principal collected on loans to other FHLBanks	80,000	1,200,000	230,000	1,675,022

Net change in loans to other FHLBanks	$—	$—	$—	$—

Financing activities
Proceeds from short-term borrowings from other FHLBanks	$100,000	$185,000	$250,000	$482,200
Payments of short-term borrowings from other FHLBanks	(100,000)	(185,000)	(250,000)	(482,200)

Net change in borrowings from other FHLBanks	$—	$—	$—	$—

Investments in other FHLBank Consolidated Obligation Bonds. The Bank’s trading investment securities portfolio includes consolidated obligation bonds for which other FHLBanks are the primary obligors. The balances of these investments are presented in Note 3. All of these consolidated obligations were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligations on which another FHLBank is the primary obligor totaled $4.4 million and $9.0 million, respectively, for the three- and six-month periods ended June 30, 2006, compared to $5.0 million and $10.2 million, respectively, for the same periods ended June 30, 2005.

Assumption of other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. During the three- and six-month periods ended June 30, 2006, the par amounts on such consolidated obligations transferred to the Bank totaled $38.0 million and $69.0 million, respectively, compared to $103.0 million and $188.0 million for the same periods ended June 30, 2005. The par amount of outstanding consolidated obligation bonds transferred to the Bank was $1.5 billion as of June 30, 2006 and December 31, 2005. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program Service Fees and Loan Participations. Beginning in 2004, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program. These fees totaled $185 thousand and $362 thousand, respectively, for the three- and six-month periods ended June 30, 2006, compared to $135 thousand and $227 thousand, respectively, for the same periods ended June 30, 2005.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of June 30, 2006, the Bank’s outstanding balance related to these MPF Program assets was $7.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements,” which include statements with respect to the plans, objectives, expectations, estimates and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	The Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix

•	Future performance, including profitability, developments, or market forecasts

•	Forward-looking accounting and financial statement effects.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, those risk factors provided under Item 1A of the Bank’s amended registration statement on Form 10, filed with the SEC on May 12, 2006 (the “Form 10”), and those risk factors presented under Item 1A in Part II of this quarterly report on Form 10-Q.

All written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. The Bank has no obligation and does not undertake publicly to update, revise, or correct any of the forward-looking statements after the date of this quarterly report, or after the respective dates on which these statements otherwise are made, whether as a result of new information, future events, or otherwise.

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three and six months ended June 30, 2006 and 2005. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2005.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases single-family mortgage loans from members and multifamily mortgage loan participations from member consortia, maintains its Affordable Housing Program, and provides correspondent banking services to members and eligible nonmembers. The Federal Home Loan Bank System, or the “FHLBank System,” consolidated obligations are the principal funding source for Bank assets. The Bank is primarily liable for repayment of consolidated obligations issued on its behalf and is jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank.

Financial Condition

Bank assets were $145.7 billion at June 30, 2006, an increase of $2.5 billion from December 31, 2005. Advances, the largest asset component on the Bank’s statement of condition, grew by $1.2 billion during this same period, or 1.2 percent. $64.0 billion of the Bank’s advances outstanding at June 30, 2006 were to 10 member institutions, representing a concentration of 61.7 percent of the Bank’s total advances outstanding to these 10 community banks and savings institutions.

The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums. The regulatory capital-to-assets ratio as of June 30, 2006 was 4.46 percent, compared with a regulatory minimum requirement of 4.00 percent. The Bank also was in compliance with the regulatory requirement to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets; the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days assuming restricted debt market access.

During the quarter ended June 30, 2006, the Bank contributed $12.1 million to its AHP.

Results of Operations

The Bank’s net income for the three months ended June 30, 2006 totaled $107.3 million, an increase of 16.8 percent from $91.8 million for the three months ended June 30, 2005. The second quarter 2006 performance resulted in an annualized return on average equity (“ROE”) of 6.85 percent, compared to 6.30 percent for the second quarter 2005, and an annualized return on average assets of 0.31 percent for the second quarter 2006, compared to 0.27 percent for the second quarter 2005.

For the six months ended June 30, 2006, the Bank’s net income increased to $208.8 million from $163.0 million for the six months ended June 30, 2005. The Bank’s annualized ROE was 6.80 percent for the six months ended June 30, 2006 as compared to 5.77 percent for the six months ended June 30, 2005, and the Bank’s annualized return on average assets was 0.30 percent for the six months ended June 30, 2006, compared to 0.24 percent for the six months ended June 30, 2005.

The increase in net income for the three- and six-month periods ended June 30, 2006 compared to the same periods ended June 30, 2005 was due to an increase in both net interest income and other income. The increase in net interest income was due primarily to increases in interest rates. The increase in other income was due primarily to the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. These increases were offset partially by an increase in non-interest expense during the periods.

The Bank views both ROE and net income as important measures of profitability. ROE is a measure of a shareholder’s return on its investment in the Bank. The Bank attempts to provide a return on this investment, which, when combined with a member’s access to the Bank’s advances and other products, will be competitive with other comparable investments.

The Bank also views absolute levels of net income as an important measure of profitability and economic success. While under the Bank’s current business model net income fluctuates with interest rates (in general, net income will decline in lower interest rate cycles), maintaining a minimum level of net income is important to meeting higher operating costs associated with running the Bank and ensuring that volatility associated with SFAS 133 hedging activities can be absorbed with current income. In addition, AHP outlays are directly tied to net income levels.

For the quarter ended June 30, 2006, the Bank distributed $82.0 million of earnings to stockholders as a return on their capital investment in the Bank, representing an annualized dividend rate of 5.60 percent. This compared to an annualized dividend rate of 5.49 percent for the quarter ended March 31, 2006. The Bank also contributed $25.3 million to retained earnings during the quarter ended June 30, 2006. The Bank’s overall retained earnings balance stood at $377.6 million as of June 30, 2006.

Business Outlook

Management expects that the Bank will continue to provide attractive financial products across a wide range of business, financial, and economic environments while also generating competitive returns for members. Two factors, however, could affect the Bank’s ability to meet these expectations.

The first factor potentially affecting Bank returns is the Federal Housing Finance Board (“Finance Board”) proposal on retained earnings. This proposal, if enacted as currently proposed, would reduce significantly the capital stock dividend during the period(s) necessary to accumulate enough retained earnings to meet the proposed target. A lower dividend potentially could reduce advance demand as members include the return on stock in calculating the all-in cost of borrowing from the Bank. Lower advance demand would reduce net income and could reduce return on equity.

The second factor relates to interest rates. The Bank’s earnings performance tends to follow the direction of market interest rates with only a short timing lag. The Bank generally maintains a positive duration of equity, which means that liabilities reprice more frequently than assets. Consequently, increases in interest income lag increases in interest expense when rates rise, which decreases the Bank’s earnings. However, because the Bank’s duration of equity is relatively short (typically one to three years), this unfavorable factor is short-lived and soon is offset by repricing assets at higher interest rates. At the same time, the Bank reinvests equity capital at higher rates of interest. The net effect of maintaining a short duration of equity and reinvesting equity capital at higher rates is that earnings trend upward as rates rise. The opposite occurs as rates fall.

In addition, the relationship between short- and long-term interest rates affects the Bank’s profitability. The two most unfavorable interest-rate scenarios are (1) a dramatic rise in short-term rates coupled with a modest or no increase in long-term rates and (2) a dramatic decrease in long-term rates coupled with little change in short-term rates. If the first scenario were to persist for an extended time, it would decrease significantly the spread between the Bank’s ROE and the London Interbank Offered Rate (“LIBOR”) because the Bank would be required to reinvest cash flows from mortgage-related investments at similar long-term interest rates. The second scenario would be expected to result in significant mortgage prepayments and a related increase in expense recognized from mortgage premium amortization along with lower investment yields.

Management does not expect any significant changes in the overall components of the balance sheet through 2006, with modest growth in the Bank’s advance and MPP portfolios. These modest increases should not have a material effect on the Bank’s risk position.

Management expects to continue to use interest-rate derivatives to hedge the Bank’s mortgage-backed securities (“MBS”) and MPP portfolios. These derivatives assist in mitigating interest-rate and prepayment risk. However, to the extent that they do not qualify for hedge accounting treatment under SFAS 133, their use could result in earnings volatility as reported on a GAAP basis. Management also uses derivative instruments to hedge other macro-level risks that do not qualify for hedge accounting treatment under SFAS 133. However, management seeks to contain the magnitude of mark-to-market adjustments by limiting the use of derivative instruments to hedge macro-level risks. Alternatively, management uses cash market liabilities that are not subject to mark-to-market requirements.

Management strives to maintain relatively low operating expense ratios, consistent with a wholesale banking structure, without sacrificing adequate systems and staffing. Operating expenses as a percent of assets should remain stable over the next few years, as any increases in such expenses should be offset by increases in total assets. Operating expenses on an absolute basis should increase moderately due to increased staffing to comply with relevant provisions of the Sarbanes-Oxley Act of 2002. These increases should not have a material adverse effect on the Bank’s financial performance.

Financial Condition

The Bank’s principal assets consist of advances, investments, and mortgage loans held for portfolio. The Bank obtains funding to support Bank business primarily through the issuance by the Office of Finance on the Bank’s behalf of debt securities in the form of consolidated obligations. The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated.

	As of June 30, 2006		As of December 31, 2005		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
	(Dollars in thousands)
Advances, net	$102,522,183	70.36	$101,285,012	70.70	$1,237,171	1.22
Investments	24,080,257	16.53	24,888,817	17.38	(808,560)	(3.25)
Federal funds sold	13,970,000	9.59	13,028,500	9.10	941,500	7.23
Mortgage loans, net	2,999,492	2.06	2,859,982	2.00	139,510	4.88
Interest-bearing deposits	836,988	0.57	254,321	0.18	582,667	229.11
Other assets	1,299,959	0.89	922,256	0.64	377,703	40.95

Total assets	$145,708,879	100.00	$143,238,888	100.00	$2,469,991	1.72

Consolidated obligation bonds	$119,133,154	85.49	$119,174,663	86.89	(41,509)	(0.03)
Consolidated obligation discount notes	12,395,780	8.90	9,579,425	6.98	2,816,355	29.40
Deposits	4,863,757	3.49	5,234,874	3.82	(371,117)	(7.09)
Other liabilities	2,947,941	2.12	3,168,354	2.31	(220,413)	(6.96)

Total liabilities	$139,340,632	100.00	$137,157,316	100.00	$2,183,316	1.59

Capital stock	$5,990,641	94.07	$5,753,203	94.60	$237,438	4.13
Retained earnings	377,606	5.93	328,369	5.40	49,237	14.99

Total capital	$6,368,247	100.00	$6,081,572	100.00	$286,675	4.71

The Bank’s principal assets and liability categories and capital stock are discussed in more detail below.

Advances

Advances were $102.5 billion at June 30, 2006, an increase of $1.2 billion, or 1.2 percent, from December 31, 2005. The Bank is subject to concentration risk from advance exposure to a relatively small number of commercial banks and savings institutions. As of June 30, 2006 and December 31, 2005, the concentration of the Bank’s advances was $64.0 billion and $61.8 billion, respectively, to 10 member institutions, and this concentration represented 61.7 percent and 60.8 percent of the Bank’s total advances outstanding. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

At June 30, 2006, 61.6 percent of the Bank’s advances were variable-rate, the majority of which were indexed primarily to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap.

Investment Securities

The following table provides a summary of the Bank’s investment portfolio and the change in the mix of securities held in the portfolio.

	As of June 30, 2006	As of December 31, 2005	Increase/ (Decrease)
			Amount	Percent
	(Dollar amounts in thousands)
Held-to-maturity securities
State or local housing agency obligations	$122,000	$111,757	$10,243	9.17
Government-sponsored enterprises debt obligations	499,974	899,650	(399,676)	(44.43)
Mortgage-backed securities	18,933,485	18,617,089	316,396	1.70

Total held-to-maturity securities	19,555,459	19,628,496	(73,037)	(0.37)

Trading securities
Government-sponsored enterprises debt obligations	4,192,908	4,910,858	(717,950)	(14.62)
Other FHLBanks’ bonds	272,695	288,731	(16,036)	(5.55)
State or local housing agency obligations	59,195	60,732	(1,537)	(2.53)

Total trading securities	4,524,798	5,260,321	(735,523)	(13.98)

Total investment securities	$24,080,257	$24,888,817	$(808,560)	(3.25)

As of June 30, 2006, total investment securities were $24.1 billion, representing a decrease of $808.6 million or 3.25 percent from December 31, 2005. This decrease was due primarily to the maturity of government-sponsored enterprises debt obligations classified as held-to-maturity having a book value of $400.0 million and the sale of government-sponsored enterprises debt obligations classified as trading having a book value of $576.7 million. Net unrealized losses on trading securities sold that were recorded previously by the Bank became realized losses during the second quarter of 2006. These decreases were offset partially by a $316.4 million increase in the Bank’s MBS.

Finance Board regulations limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases the securities. The Bank was in compliance with this requirement at June 30, 2006.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of June 30, 2006 and has determined that all unrealized losses were temporary, based on the creditworthiness of the issuers and the underlying collateral. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered. As of June 30, 2006, held-to-maturity securities that were in a gross unrealized loss position included state or local housing agency obligations, government-sponsored enterprises debt obligations, and mortgage-backed securities. The unrealized loss on these securities was due to changes in market interest rates. The unrealized loss was unrelated to the credit quality of the securities. See Note 4 to the interim financial statements for a tabular presentation of the held-to-maturity securities with unrealized losses as of June 30, 2006 and December 31, 2005.

Mortgage Loans Held for Portfolio

Mortgage loans purchased from participating financial institutions under the MPP and MPF programs and loan participations purchased under the Affordable Multifamily Participation Program (“AMPP”) comprised 2.1 percent of the Bank’s total assets as of June 30, 2006, compared to 2.0 percent of total assets as of December 31, 2005. The mortgage loan balance at June 30, 2006 was $3.0 billion, representing an increase of $139.5 million, or 4.9 percent, from the 2005 year-end balance. Currently, the Bank plans for slow, modest growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program. The Bank believes it will be able to fund these additional mortgage purchases through the issuance of bullet and callable consolidated obligations. Credit quality in the loans acquired through the MPF Program and MPP will be maintained through the credit enhancement structures currently in place for these programs. Management does not expect this planned growth to have any negative effect on the Bank’s liquidity or capital resources and expects that the addition of these assets will be favorable to the Bank’s results of operations through increased net interest income. Beginning in 2006, the Bank no longer purchases assets under AMPP but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

As of June 30, 2006 and December 31, 2005, the Bank’s mortgage loan portfolio was concentrated in the Southeast. This concentration resulted because those members selling loans to the Bank were primarily located in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, of consolidated obligation discount notes. The par value of consolidated obligation bonds totaled $121.2 billion at June 30, 2006 compared to $120.8 billion at December 31, 2005, a $423.5 million increase. The book value of consolidated obligation bonds decreased $41.5 million to $119.1 billion at June 30, 2006, compared to the 2005 year-end balance. This decrease in book value was due primarily to higher market interest rates, which resulted in a lower estimated fair value of the hedged consolidated obligation bonds. Par amounts of discount notes outstanding totaled $12.4 billion at June 30, 2006, compared to $9.6 billion at December 31, 2005. Consolidated obligation issuances financed 90.3 percent of the $145.7 billion in total assets at June 30, 2006, a slight increase from the comparable financing ratio at December 31, 2005.

Consolidated obligation bonds outstanding at June 30, 2006 and December 31, 2005 were primarily fixed-rate debt. However, the Bank often enters into interest-rate exchange agreements simultaneously with the issuance of consolidated obligation bonds in order to convert the investor-defined terms of these debt instruments into terms more consistent with management’s funding strategies and to reduce funding costs. In effect, the interest-rate exchange agreements associated with the issuance of consolidated obligation bonds convert the terms of these debt instruments into synthetic variable-rate liabilities tied to a common short-term interest-rate index such as LIBOR. Of the par amount of $121.2 billion of all consolidated obligation bonds outstanding as of June 30, 2006, the aggregate notional amount of outstanding interest-rate exchange agreements used to reconfigure the terms of specific consolidated obligation bonds was $96.0 billion, or 79.2 percent of total consolidated obligation bonds. The comparable notional amount at December 31, 2005 was $92.4 billion, or 76.5 percent of total consolidated obligation bonds.

The funding mix between the use of non-callable and callable consolidated obligation bonds has been relatively stable. As of June 30, 2006, callable consolidated obligation bonds constituted 64.9 percent of the par value of total consolidated obligation bonds outstanding, compared to 66.6 percent at December 31, 2005. The interest-rate exchange agreements that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call feature of the interest-rate exchange agreements were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposits and a short-term deposit program to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. The rate paid on term deposits is dependent upon the term of the deposit.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $4.9 billion as of June 30, 2006, compared to $5.2 billion as of December 31, 2005. Demand deposits comprised the largest percentage of deposits, representing 91.6 percent of total deposits as of June 30, 2006 compared to 96.9 percent as of December 31, 2005.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from its members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2006.

Other Liabilities

Accrued interest payable and derivative liabilities represent 69.4 percent and 72.3 percent of other liabilities as of June 30, 2006 and December 31, 2005, respectively. The $220.4 million, or 7.0 percent decrease, in other liabilities to $2.9 billion at June 30, 2006 from the 2005 year-end balance is due primarily to a $297.8 million decrease in derivative liabilities offset by a $52.1 million increase in accrued interest payable.

Capital

As of June 30, 2006, the Bank had total capital of $6.4 billion, an increase of $286.7 million or 4.7 percent from the 2005 year-end balance. Increased advance balances were the primary factors causing the increase in the Bank’s total capital.

The FHLB Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0 percent of its total assets, (ii) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined as total capital outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and the Bank’s $132.2 million and $143.1 million in mandatorily redeemable capital stock at June 30, 2006 and December 31, 2005, respectively, is included in the line item “total regulatory capital” in the table below.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of June 30, 2006		As of December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$945,974	$6,500,471	$759,742	$6,224,668
Total capital-to-asset ratio	4.00%	4.46%	4.00%	4.35%
Total regulatory capital	$5,828,355	$6,500,471	$5,729,556	$6,224,668
Leverage ratio	5.00%	6.69%	5.00%	6.52%
Leverage capital	$7,285,444	$9,750,706	$7,161,944	$9,337,002

As of June 30, 2006, the Bank had $132.2 million in capital stock subject to mandatory redemption from seven members and former members, consisting entirely of subclass B2 activity-based stock. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the redemption period, which is scheduled to occur in 2009, or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity’s no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100,000. As of June 30, 2006 and December 31, 2005, the Bank’s activity-based stock included $13.3 million and $12.3 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

Net Income

The following table summarizes key changes in the components of net income for the three- and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Increase/ (Decrease) 2006/2005	Increase/ (Decrease) % 2006/2005	Six Months Ended June 30,		Increase/ (Decrease) 2006/2005	Increase/ (Decrease) % 2006/2005
	2006	2005			2006	2005
	(Dollars in thousands)
Net interest income	$166,594	$156,643	$9,951	6.35	$328,308	$304,545	$23,763	7.80
Other income (loss)	4,124	(8,672)	12,796	147.56	5,127	(35,058)	40,185	114.62
Other expense	24,526	22,438	2,088	9.31	48,880	42,834	6,046	14.11
Total assessments	38,957	33,483	5,474	16.35	75,827	60,532	15,295	25.27
Net income	107,295	91,828	15,467	16.84	208,791	162,991	45,800	28.10

The Bank’s net income increased during the three- and six-month periods ended June 30, 2006 when compared with the same periods ended June 30, 2005, due primarily to both an increase in net interest income due to higher interest rates and increased other income due to an increase in income due to the effects of SFAS 133 and SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities (“SFAS 115”). Specifically, the increase in net income for the three months ended June 30, 2006 compared to the same period ended June 30, 2005 was due primarily to the following factors:

•	An increase in interest income on advances of $475.4 million resulting from higher interest rates on new or replacement advances and on the floating rate (LIBOR) receive leg of the swaps hedging the advances

•	An increase in interest income on long-term investments of $15.4 million resulting from an increase in the rates of these investments between the periods

•	An increase in interest income on mortgage loans of $4.5 million due primarily to volume increases in purchased loans between the periods and to a lesser extent increased rates on the mortgage loans

•	An increase in interest income on federal funds sold of $76.9 million resulting from an increase in both the rate on new federal funds sold and in the volume of federal funds sold between the periods

•	An increase in other income of $12.8 million primarily as a result of a $225.8 million increase in net gain (loss) on derivatives and hedging activities offset by a $212.4 million increase in net (loss) gain on trading securities.

These increases were offset partially by the following:

•	An increase in interest expense of $562.4 million, primarily in consolidated obligations, resulting from an increase in the rates the Bank paid on replacement consolidated obligations issuances, as well as an increase in the floating rate (LIBOR) pay leg of the swaps hedging the consolidated obligations

•	An increase in non-interest expense of $7.6 million, resulting primarily from increased REFCORP and AHP assessments, as well as increased operating expenses.

The increase in net income for the six months ended June 30, 2006 compared to the same period ended June 30, 2005 was due primarily to the following factors:

•	An increase in interest income on advances of $969.4 million resulting from higher interest rates on new or replacement advances and on the floating rate (LIBOR) receive leg of the swaps hedging the advances

•	An increase in interest income on long-term investments of $43.6 million resulting from an increase in both the interest rate and the volume of these investments between the periods

•	An increase in interest income on mortgage loans of $11.3 million due to volume increases in purchased loans between the periods and to a lesser extent increased rates on the mortgage loans

•	An increase in interest income on federal funds sold of $137.7 million resulting from both an increase in the rate on new federal funds sold and in the volume of federal funds sold between the periods

•	An increase in other income of $40.2 million primarily as a result of a $215.8 million increase in net gain (loss) on derivatives and hedging activities offset by a $174.9 million increase in net (loss) gain on trading securities.

These increases were offset partially by the following:

•	An increase in interest expense of $1.1 billion, primarily in consolidated obligations, resulting from an increase in the rates the Bank paid on replacement consolidated obligation issuances, as well as an increase in the floating rate (LIBOR) pay leg of the swaps hedging the consolidated obligations

•	An increase in non-interest expense of $21.3 million, resulting primarily from increased REFCORP and AHP assessments, as well as increased operating expenses.

Net Interest Income

The primary source of the Bank’s earnings is net interest income, which is the interest earned on assets, including member advances, mortgage loans and MBS held in portfolio, and other investments, less the interest expense incurred on consolidated obligations, deposits, and other borrowings used to fund these assets. Changes in interest rates significantly affect net interest income because interest rates affect not only the cash flows directly related to interest payments but also the speed at which earning assets may prepay before their maturity dates. Net interest income also includes miscellaneous related items such as prepayment fees earned and debt issuance discounts.

The following table summarizes key components of net interest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Interest income
Advances	$1,269,942	$794,555	$2,403,505	$1,434,072
Investments	301,117	285,688	606,040	562,455
Mortgage loans held for portfolio	37,300	32,828	73,430	62,118
Other	133,832	56,805	239,818	103,496

Total interest income	1,742,191	1,169,876	3,322,793	2,162,141

Interest expense
Consolidated obligations	1,512,915	967,418	2,875,143	1,773,216
Deposits	54,942	34,218	104,363	62,228
Other	7,740	11,597	14,979	22,152

Total interest expense	1,575,597	1,013,233	2,994,485	1,857,596

Net interest income before mortgage loan loss (reversal) provision	$166,594	$156,643	$328,308	$304,545

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Hedging Activities

If a hedging activity qualifies for hedge accounting treatment under SFAS 133, the Bank includes the related interest income or interest expense of the hedge instrument in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other income the fair values of both the hedge instrument and the hedged item. If the hedging relationship is discontinued, the Bank will cease marking the hedged item to fair value and will begin to amortize the cumulative fair-value adjustment that has occurred as a part of the hedge as interest income or interest expense over the life of the hedged asset or liability.

If a hedging relationship does not qualify for hedge accounting treatment under SFAS 133, the Bank reports the hedge instrument’s components of interest income or interest expense, together with the effect of the fair valuation, as components of other income. However, there is no corresponding fair value adjustment for the hedged asset or liability.

In summary, SFAS 133 requires the Bank to record all derivatives at fair value and to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses applicable to the underlying hedged assets or liabilities may be recognized in a symmetrical manner. Therefore, SFAS 133 introduces the potential for the income statement to reflect considerable timing differences between the current market valuation of the hedge instruments and the delayed effect from related hedged assets or liabilities (which often are reflected as components of interest income or interest expense over time). Furthermore, the effect of certain hedging transactions using derivatives is spread throughout the income statement into captions other than net interest income.

Securities characterized as trading securities in the statement of condition are reported at fair value under SFAS 115. Net interest income includes the interest earned on these securities, which was $72.3 million and $148.4 million, respectively, for the three- and six-month periods ended June 30, 2006 compared to $79.5 million and $159.1 million, respectively, for the same periods ended June 30, 2005. Changes in the fair value of these securities are reported as a separate component of other income. Management hedges the Bank’s exposure to these fair-value fluctuations, but the hedging activity does not qualify for hedge accounting treatment under SFAS 133. Because the hedge is intended to mirror the trading security, the interest component of the hedging instrument is reported in other income and offsets partially the amount of interest income earned on the trading securities, as one side of the derivative will mirror the interest received on the trading security with interest paid on the swap while the other side of the derivative will provide the interest received on the derivative (which is a variable rate representing LIBOR plus a spread). The hedging strategy for trading securities is to swap them into variable-rate instruments.

The table below outlines the overall effect of hedging activities on net interest income- and other income-related results. For a description regarding the individual interest components discussed below, see the Bank’s Form 10.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net interest income	$166,594	$156,643	$328,308	$304,545

Interest components of hedging activities included in net interest income:
Hedging advances	$130,295	$(104,728)	$216,342	$(278,112)
Hedging consolidated obligations	(203,967)	56,579	(345,082)	170,297
Hedging related amortization	(13,289)	(6,749)	(29,366)	(11,151)

Net decrease in net interest income	$(86,961)	$(54,898)	$(158,106)	$(118,966)

Interest components of derivative activity included in other income:
Purchased options	$1,924	$2,522	$3,375	$6,517
Synthetic macro funding	(2,706)	(3,279)	(5,353)	(7,856)
Trading securities	(9,372)	(35,314)	(25,308)	(78,318)
Other	27	30	54	60

Net decrease in other income	$(10,127)	$(36,041)	$(27,232)	$(79,597)

Spread and Yield Analysis

Net interest income is affected by the level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The spread and yield analysis provides certain information about the average balances of the Bank’s assets and liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the three- and six-month periods ended June 30, 2006 and 2005. Trading securities are included in the average balances of the “Long-term investments” category. Even though the securities are classified as trading at inception, the Bank has no obligation to trade them. The spread and yield analysis also presents spreads between yields on total interest-earning assets and the cost of interest-bearing liabilities and spreads between yields on total earning assets and the cost of total funding sources (interest-bearing liabilities plus capital plus other interest-free liabilities that fund earning assets).

Spread and Yield Analysis

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets

Federal funds sold	$9,939,811	$123,836	5.00%	$6,313,913	$46,915	2.98%
Interest-bearing deposits in banks	790,936	9,985	5.06%	1,280,863	9,818	3.07%
Long-term investments (1)	24,146,240	301,117	5.00%	24,003,287	285,688	4.77%
Advances	100,277,720	1,269,942	5.08%	101,065,255	794,555	3.15%
Mortgage loans held for portfolio (2)	2,912,609	37,300	5.14%	2,648,868	32,828	4.97%
Loans to other FHLBanks	879	11	5.02%	9,341	72	3.09%

Total interest-earning assets	138,068,195	1,742,191	5.06%	135,321,527	1,169,876	3.47%

Allowance for credit losses on mortgage loans	(525)			(840)
Other assets	2,323,666			2,041,731

Total assets	$140,391,336			$137,362,418

Liabilities and capital

Demand and overnight deposits	$4,237,017	51,354	4.86%	$4,592,828	32,981	2.88%
Term deposits	31,115	380	4.91%	35,730	259	2.91%
Other interest-bearing deposits	257,969	3,208	4.99%	131,485	978	2.98%
Short-term borrowings	9,162,230	112,010	4.90%	6,611,748	49,179	2.98%
Long-term debt	116,571,435	1,400,968	4.82%	115,081,306	918,264	3.20%
Other borrowings	641,428	7,677	4.80%	1,402,787	11,572	3.31%

Total interest-bearing liabilities	130,901,194	1,575,597	4.83%	127,855,884	1,013,233	3.18%

Noninterest-bearing	35,400			95,089
Other liabilities	3,173,710			3,563,561
Total capital	6,281,032			5,847,884

Total liabilities and capital	$140,391,336			$137,362,418

Net interest income and net yield on interest-earning assets		$166,594	0.48%		$156,643	0.46%

Interest-rate spread (3)			0.23%			0.29%

Average interest-earning assets to interest-bearing liabilities			105.48%			105.84%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	For the three months ended June 30, 2006 and 2005, the interest-rate spread would have been approximately 0.54% and 0.44% respectively, if hedges had not been used to mitigate interest-rate fluctuations.

Spread and Yield Analysis

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets

Federal funds sold	$9,472,103	$224,308	4.78%	$6,285,618	$86,621	2.78%
Interest-bearing deposits in banks	637,668	15,480	4.90%	1,182,915	16,771	2.86%
Long-term investments (1)	24,343,295	606,040	5.02%	23,460,431	562,455	4.83%
Advances	100,244,423	2,403,505	4.84%	99,202,835	1,434,072	2.92%
Mortgage loans held for portfolio (2)	2,885,559	73,430	5.13%	2,509,356	62,118	4.99%
Loans to other FHLBanks	1,271	30	4.76%	7,182	104	2.92%

Total interest-earning assets	137,584,319	3,322,793	4.87%	132,648,337	2,162,141	3.29%

Allowance for credit losses on mortgage loans	(538)			(758)
Other assets	2,208,044			1,939,401

Total assets	$139,791,825			$134,586,980

Liabilities and capital

Demand and overnight deposits	$4,305,994	98,972	4.64%	$4,531,753	59,788	2.66%
Term deposits	31,065	716	4.65%	33,161	443	2.69%
Other interest-bearing deposits	194,699	4,675	4.84%	146,688	1,997	2.75%
Short-term borrowings	7,692,667	179,252	4.70%	6,980,835	92,590	2.67%
Long-term debt	117,439,895	2,696,168	4.63%	112,184,047	1,680,725	3.02%
Other borrowings	642,092	14,702	4.62%	1,404,301	22,053	3.17%

Total interest-bearing liabilities	130,306,412	2,994,485	4.63%	125,280,785	1,857,596	2.99%

Noninterest-bearing	34,050			82,395
Other liabilities	3,256,935			3,526,008
Total capital	6,194,428			5,697,792

Total liabilities and capital	$139,791,825			$134,586,980

Net interest income and net yield on interest-earning assets		$328,308	0.48%		$304,545	0.46%

Interest-rate spread (3)			0.24%			0.30%

Average interest-earning assets to interest –bearing liabilities			105.59%			105.88%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	For the six months ended June 30, 2006 and 2005, the interest-rate spread would have been approximately 0.52% and 0.50% respectively, if hedges had not been used to mitigate interest rate fluctuations.

The primary factor contributing to the six basis-point decrease in interest-rate spread between the three- and six-month periods ended June 30, 2006 and 2005 was that the rate on interest-bearing liabilities increased by more than the rate on interest-earning assets. This decrease in interest-rate spread occurred primarily because of the Bank’s positive duration of equity at June 30, 2006, which meant that the liabilities repriced more frequently than the assets.

Rate and Volume Analysis

Changes in net interest income are attributed to either changes in average balances (volume change) or changes in average rates (rate change) for earning assets and sources of funds on which interest is received or paid. Volume change is calculated as change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute volume of its total.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense during the three- and six-month periods ended June 30, 2006 compared to the same periods ended June 30, 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 vs. 2005			2006 vs. 2005
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(Dollars in thousands)
Increase (decrease) in interest income:
Federal funds sold	$35,311	$41,610	$76,921	$56,964	$80,723	$137,687
Interest-bearing deposits in banks	(4,658)	4,825	167	(9,894)	8,603	(1,291)
Long-term investments	1,710	13,719	15,429	21,569	22,016	43,585
Advances	(6,239)	481,626	475,387	15,213	954,220	969,433
Mortgage loans held for portfolio	3,350	1,122	4,472	9,532	1,780	11,312
Loans to other FHLBanks	(89)	28	(61)	(116)	42	(74)

Total	29,385	542,930	572,315	93,268	1,067,384	1,160,652

Increase (decrease) in interest expense:
Demand and overnight deposits	(2,733)	21,106	18,373	(3,117)	42,301	39,184
Term deposits	(37)	158	121	(30)	303	273
Other interest-bearing deposits	1,313	917	2,230	803	1,875	2,678
Short-term borrowings	23,546	39,285	62,831	10,290	76,372	86,662
Long-term debt	12,040	470,664	482,704	82,133	933,310	1,015,443
Other borrowings	(7,826)	3,931	(3,895)	(14,943)	7,592	(7,351)

Total	26,303	536,061	562,364	75,136	1,061,753	1,136,889

Increase in net interest income	$3,082	$6,869	$9,951	$18,132	$5,631	$23,763

Other Income (Loss)

The following table presents other income (loss) for the three- and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	2006/2005	2006	2005	2006/2005
	(In thousands)
Other income (loss)
Service fees	$569	$750	$(181)	$1,176	$1,383	$(207)
Net (loss) gain on trading securities	(74,052)	138,357	(212,409)	(179,912)	(4,965)	(174,947)
Net gain (loss) on derivatives and hedging activities	77,300	(148,526)	225,826	183,421	(32,424)	215,845
Other	307	747	(440)	442	948	(506)

Total other income (loss)	$4,124	$(8,672)	$12,796	$5,127	$(35,058)	$40,185

The Bank’s net (loss) gain on trading securities and net gain (loss) on derivatives and hedging activities comprise the majority of other income (loss). The Bank economically hedges all trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the three- and six-month periods ended June 30, 2006 and 2005 was offset by market-value changes in the related derivatives. The overall changes in other income (loss) during the periods were caused primarily by the adjustments required to report trading securities at fair value, as required by SFAS 115, and hedging-related adjustments required by SFAS 133, which are reported in the overall hedging activities (including those related to trading securities). The Bank’s portfolio of investments classified as trading experienced net losses of $74.1 million and $179.9 million, respectively, for the three- and six-month periods ended June 30, 2006 compared to a net gain of $138.4 million and a net loss of $5.0 million, respectively, for the same periods ended June 30, 2005. The net losses on trading securities during 2006 were due to the continued increase in market interest rates.

The following table summarizes one component of other income, net gain (loss) on derivatives and hedging activities, for the three- and six-month periods ended June 30, 2006 and 2005. When hedging, both the derivative instrument and the related asset or liability are marked to market and net gain (loss) on derivatives and hedging activities reflects the degree of ineffectiveness in the hedging activity, which can be either favorable or unfavorable to net income at any particular point. Net gain (loss) on derivatives and hedging activities also includes the interest component for hedging activity not qualifying for hedge accounting treatment under SFAS 133.

Net Gain (Loss) on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging, and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Three months ended June 30, 2006

Interest-related	$—	$(782)	$(9,372)	$—	$—	$27	$(10,127)
Fair-value hedge qualifying under SFAS 133	5,565	—	—	—	2,554	—	8,119
Economic hedges and other	—	5,408	74,197	(178)	—	(119)	79,308

Total gain (loss)	$5,565	$4,626	$64,825	$(178)	$2,554	$(92)	$77,300

	Advances	Purchased Options, Macro Hedging, and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Three months ended June 30, 2005

Interest-related	$—	$(757)	$(35,314)	$—	$—	$30	$(36,041)
Fair-value hedge qualifying under SFAS 133	11,138	—	—	—	10,479	—	21,617
Economic hedges and other	—	2,897	(137,533)	539	—	(5)	(134,102)

Total gain (loss)	$11,138	$2,140	$(172,847)	$539	$10,479	$25	$(148,526)

	Advances	Purchased Options, Macro Hedging, and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Six months ended June 30, 2006

Interest-related	$—	$(1,978)	$(25,308)	$—	$—	$54	$(27,232)
Fair-value hedge qualifying under SFAS 133	15,626	—	—	—	7,102	—	22,728
Economic hedges and other	—	6,695	181,660	(295)	—	(135)	187,925

Total gain (loss)	$15,626	$4,717	$156,352	$(295)	$7,102	$(81)	$183,421

	Advances	Purchased Options, Macro Hedging, and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Six months ended June 30, 2005

Interest-related	$—	$(1,339)	$(78,318)	$—	$—	$60	$(79,597)
Fair-value hedge qualifying under SFAS 133	23,566	—	—	—	9,350	—	32,916
Economic hedges and other	—	659	13,754	(118)	—	(38)	14,257

Total gain (loss)	$23,566	$(680)	$(64,564)	$(118)	$9,350	$22	$(32,424)

Non-interest Expense

The following table presents non-interest expense for the three- and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005	2006/2005	2006	2005	2006/2005
	(In thousands)
Other expense
Salaries and employee benefits	$13,059	$10,803	$2,256	$26,438	$21,805	$4,633
Occupancy cost	922	790	132	1,760	1,503	257
Other operating expenses	7,724	8,489	(765)	14,632	14,602	30

Total operating expenses	21,705	20,082	1,623	42,830	37,910	4,920

Finance Board and Office of Finance	1,880	1,700	180	3,907	3,653	254
Other	941	656	285	2,143	1,271	872

Total other expense	24,526	22,438	2,088	48,880	42,834	6,046

Assessments
Affordable Housing Program	12,131	10,524	1,607	23,623	19,056	4,567
REFCORP	26,826	22,959	3,867	52,204	41,476	10,728

Total assessments	38,957	33,483	5,474	75,827	60,532	15,295

Total non-interest expense	$63,483	$55,921	$7,562	$124,707	$103,366	$21,341

Non-interest expense during the three- and six-month periods ended June 30, 2006 was $63.5 million and $124.7 million, respectively, an increase of $7.6 million and $21.3 million, respectively, compared to the same periods ended June 30, 2005. The key factors in these increases were the REFCORP assessment, which is established as a fixed percent of GAAP income, and the AHP assessment, which is established as a fixed percent of regulatory income. The increase in operating expenses during three- and six-month periods ended June 30, 2006 compared to the same periods ended June 30, 2005 reflects management’s efforts to increase staffing levels, as well as costs related to preparation for compliance with relevant provisions of the Sarbanes-Oxley Act of 2002 and other compliance areas.

Liquidity and Capital Resources

The Bank has two types of liquidity requirements which are discussed in further detail below. The Bank meets its liquidity needs from both asset and liability sources, primarily through consolidated obligation issuances, and also from deposits and investment activity.

Operational Liquidity

A liquidity objective for the Bank is to meet operational and member liquidity needs under all reasonable economic and operational situations. The Bank uses liquidity to absorb fluctuations in asset and liability balances and to assure an adequate reservoir of funding to support attractive and stable advance pricing.

Operational liquidity is defined as the ready cash and borrowing capacity available to meet the Bank’s day-to-day needs. In order to provide for adequate operational liquidity on each business day, the Bank has established a daily liquidity target.

Contingent Liquidity

The Bank’s principal source of liquidity is consolidated obligation issuances. The business activities of the Bank depend on its ability to access the capital markets. The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days assuming restricted debt market access. In addition, Finance Board regulations and the Bank’s Risk Management Policy (“RMP”) require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with this liquidity regulation as of June 30, 2006.

In the event of an actual stressed environment, the Bank will prioritize liquidity requests from its members, and management will consult with the Finance Committee of the board of directors at the earliest opportunity to discuss a remedial strategy.

Federal Daylight Overdraft Rule Change

Prior to July 20, 2006, the Federal Reserve Banks posted interest and principal payments on government-sponsored enterprises’ securities by 9:15 a.m. eastern time on the due date even if the issuer had not fully funded its payments. Effective July 20, 2006, the Federal Reserve Banks no longer disburse principal and interest on debt issued by government-sponsored enterprises (such as the FHLBanks) and some international organizations, until their accounts contain sufficient funds to cover those payments.

This change may, from time to time, cause some minor delay in the Bank’s disbursement of funds as liquidity is directed to those payments as a first priority. The FHLBanks and the Office of Finance have entered into an agreement for timely funding in these accounts which contains a contingency plan in the event that an FHLBank is not able to fund in a timely manner. This includes direct placement of consolidated obligations with another FHLBank, which the Finance Board has permitted specifically for this circumstance.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks

•	The Bank has outstanding commitments arising from standby letters of credit.

Each FHLBank has joint and several liability for all consolidated obligations issued on its behalf by the Office of Finance. Accordingly, should one or more of the FHLBanks be unable to satisfy its portion of the payment obligations under the consolidated obligations, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligations, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2006 or December 31, 2005. As of June 30, 2006, the FHLBanks had $958.6 billion in aggregate principal amount of consolidated obligations issued and outstanding, $133.6 billion of which was attributable to the Bank.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member typically uses these standby letters of credit as a short-term financing arrangement. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to a collateralized advance to the member. As of June 30, 2006, the Bank had outstanding standby letters of credit of approximately $1.1 billion with original terms of one to 15 years, with the longest final expiration currently in 2017. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Risk Management

A discussion of the Bank’s risk management is described in detail in the Bank’s Form 10.

Critical Accounting Policies and Estimates

The Bank’s critical accounting policies and estimates are described in detail in the Bank’s Form 10. There have been no material changes to these policies and estimates during the period reported.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates can have a direct effect on the value of the Bank’s assets and the assets of the Bank’s members. As a result of the volume of interest-earning assets and interest-bearing liabilities held by the Bank, interest-rate risk is the market risk to which the Bank is primarily exposed and which can have the greatest effect on the Bank’s financial condition and results of operations.

Interest-rate Risk Management. Interest-rate risk represents the risk that the aggregate market value or estimated net fair value of the Bank’s asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be reduced significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms. These include repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever asset and liability repricing terms are not synchronized, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently. Basis risk occurs when the relationships between interest-rate curves for different financial instruments change. Option risk results when assets or liabilities contain prepayment options not controllable by the Bank.

Management attempts to control interest-rate risk exposure by using appropriate funding instruments and hedging strategies. Hedging may occur at the micro level, for one or more specifically identified transactions, or at the macro level. Management evaluates the Bank’s macro hedge positions and funding strategies on a daily basis and makes adjustments as necessary.

Table of Derivative Financial Instruments. The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type.

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of June 30, 2006		As of December 31, 2005
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
	( In thousands)
Advances
Fair value	$63,133,492	$1,200,211	$61,404,695	$304,574
Firm commitments	305,000	899	—	—
Economic	1,230,150	(176)	1,175,000	(40)

Total	64,668,642	1,200,934	62,579,695	304,534

Investments
Economic	8,789,319	(736)	9,376,169	(190,969)

Total	8,789,319	(736)	9,376,169	(190,969)

MPF/MPP loans
Stand alone delivery commitments	22,744	(10)	10,406	10

Total	22,744	(10)	10,406	10

Consolidated obligation bonds
Fair value	95,574,869	(1,644,186)	92,103,834	(1,214,426)
Economic	404,500	(2,180)	339,500	(1,919)

Total	95,979,369	(1,646,366)	92,443,334	(1,216,345)

Intermediary positions
Intermediaries	456,443	290	406,168	430

Total	456,443	290	406,168	430

Total notional and fair value	$169,916,517	$(445,888)	$164,815,772	$(1,102,340)

Total derivatives excluding accrued interest		$(445,888)		$(1,102,340)
Accrued interest		(5,537)		41,450

Net derivative balance		$(451,425)		$(1,060,890)

Net derivative assets balance		$474,165		$162,492
Net derivative liabilities balance		(925,590)		(1,223,382)

Net derivative balance		$(451,425)		$(1,060,890)

The Bank measures interest-rate risk exposure by various methods, including calculating the duration of assets, liabilities, and equity under various scenarios. The primary tools the Bank currently uses to manage its market-risk exposure are multiscenario duration measurements and policy limitations. The Bank evaluates and manages both the asset-liability duration gap and the duration of equity on a regular basis.

Duration Exposure

(In months)

	As of June 30, 2006			As of December 31, 2005
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	7.1	7.3	5.2	7.4	7.2	4.0
Liabilities	6.2	6.6	5.5	6.7	6.9	5.8
Equity	28.7	22.6	(0.8)	25.3	15.0	(37.0)
Duration gap	0.9	0.7	(0.3)	0.7	0.3	(1.8)

As shown in the table above, as of June 30, 2006, the Bank’s base-case duration gap and its duration of equity were slighter higher than at December 31, 2005 due to general increases in interest rates.

In addition to the +/- 200 basis point shifts required by the Bank’s RMP, management has determined that it is prudent to consider interest-rate movements of a lesser magnitude to better determine the Bank’s interest rate sensitivity. The table below shows duration exposure to increases and decreases in interest rates in 50 basis-point increments as of June 30, 2006.

	Additional Duration Exposure (In months) As of June 30, 2006
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	7.2	7.3	7.3	7.3	7.0	6.6	6.0
Liabilities	6.3	6.4	6.5	6.6	6.7	6.4	5.9
Equity	29.4	28.3	25.4	22.6	15.2	11.3	6.3
Duration gap	0.9	0.9	0.8	0.7	0.3	0.2	0.1

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity.

Market Value of Equity

	As of June 30, 2006			As of December 31, 2005
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
	(In millions)
Assets	$145,003	$146,768	$148,359	$142,109	$143,901	$145,253
Liabilities	139,054	140,543	142,020	136,377	137,959	139,395
Equity	5,949	6,225	6,339	5,732	5,942	5,858

Under the Bank’s RMP, the Bank must maintain its duration of equity within a range of +60 months to –60 months, assuming current interest rates, and within a range of +84 months to –84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points. Market value of equity must not decline by more than 25 percent, assuming an immediate, parallel, and sustained interest-rate shock of 200 basis points in either direction. If duration of equity or market value of equity is approaching the boundaries of these ranges, management will initiate remedial action or review alternative strategies at the next meeting of the Finance Committee of the board of directors. Remedial action could include, but is not limited to, exercising options on short-term debt and issuing long-term debt, entering into pay-fixed interest-rate swaps, or purchasing interest-rate caps.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Bank’s Chief Executive Officer, the Controller and the Director of Accounting Operations (the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “1934 Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of June 30, 2006, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Bank’s internal control over financial reporting.

Internal Control Material Weakness

As of December 31, 2005, management concluded that the Bank did not maintain effective controls over the classification of certain cash flows in the statement of cash flows. Specifically, the Bank did not classify properly amounts related to debt issuance costs and customer deposit accounts in the financing activities section of the cash flow statement as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the Bank’s annual financial statements for the years ended December 31, 2004 and 2003. Additionally, this control deficiency could result in a misstatement of the cash flows that would cause a material misstatement of the Bank’s financial statements. Accordingly, management determined that this control deficiency constituted a material weakness.

Remediation

The Bank has taken the following actions to address the material weakness in the statement of cash flows:

•	The Bank has added more detailed descriptions and information to spreadsheet procedures related to the preparation of the statement of cash flows, such as detailing components of cash flow items that tie to the Bank’s general ledger groups, thus providing a better means of preparing, reviewing and auditing the statement of cash flows.

•	As part of its focus on enhancing the procedures related to the preparation of the statement of cash flows, the Bank has created a source list detailing where the information is sourced for each line item of the cash flow statement, to aid in the preparation and review of the sources for the cash flow items. The Bank also utilizes new checklists on a quarterly as well as annual basis specific to the preparation of the statement of cash flows.

•	The Bank has compiled a document centralizing all of the accounting literature related to preparing the statement of cash flows. The Bank also is implementing training programs and providing literature for staff who aid in the preparation of the statement of cash flows.

•	The Bank has begun the documentation of detailed process flows and control evaluations that will be monitored on a quarterly basis regarding the preparation of the statement of cash flows.

Management has taken the actions described above, which it believes addresses the material weakness related to the classification of certain cash flows in the statement of cash flows. Testing the effectiveness of these controls is expected to be completed as part of the year-end procedures. As a result, management will not be able to conclude on the remediation until that time.

Internal Control Over Financial Reporting

For the second quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

For discussion of the Bank’s risk factors, see “Item 1A. Risk Factors” in the Bank’s Form 10. There have been no material changes from those risk factors previously disclosed in the Bank’s Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

3.2	Bylaws of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.2 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 4.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

10.1	Federal Home Loan Bank of Atlanta 2006 Directors’ Compensation Policy, incorporated by reference to Exhibit 10.6 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

10.2	Description of Named Executive Officer Compensation for 2006, incorporated by reference to Exhibit 10.15 to the Bank’s Amendment No. 1 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 20, 2006.

10.3	Federal Home Loan Bank of Atlanta Credit and Collateral Policy, as amended.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Director of Accounting Operations pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer, Controller and Director of Accounting Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: August 10, 2006	By	/s/ Raymond R. Christman
	Name:	Raymond R. Christman
	Title:	President and Chief Executive Officer