Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Atlanta
filed 2006-11-14
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2006
Class B Stock, par value $100	61,175,356

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$18,764	$13,345
Interest-bearing deposits (includes deposits with other FHLBanks of $5,000 at September 30, 2006 and December 31, 2005)	660,814	254,321
Federal funds sold	13,580,000	13,028,500
Trading securities (includes $873,896 and $1,266,335 pledged as collateral at September 30, 2006 and December 31, 2005, respectively, that may be repledged and other FHLBanks’ bonds of $281,832 and $288,731 at September 30, 2006 and December 31, 2005, respectively)	4,580,840	5,260,321
Held-to-maturity securities, net (fair value of $19,142,310 and $19,250,998 at September 30, 2006 and December 31, 2005, respectively)	19,501,103	19,628,496
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $672 and $557 at September 30, 2006 and December 31, 2005, respectively	3,050,706	2,859,982
Advances, net	101,631,218	101,285,012
Accrued interest receivable	652,014	621,448
Premises and equipment, net	29,928	31,019
Derivative assets	247,494	162,492
Other assets	96,828	93,952

TOTAL ASSETS	$144,049,709	$143,238,888

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$4,744,226	$5,191,340
Noninterest-bearing	13,124	43,534

Total deposits	4,757,350	5,234,874

Securities sold under agreements to repurchase	500,000	500,000
Consolidated obligations, net:
Discount notes	4,917,473	9,579,425
Bonds	125,184,906	119,174,663

Total consolidated obligations, net	130,102,379	128,754,088

Mandatorily redeemable capital stock	121,763	143,096
Accrued interest payable	1,215,274	1,067,352
Affordable Housing Program	123,043	105,911
Payable to REFCORP	27,745	20,766
Derivative liabilities	712,502	1,223,382
Other liabilities	162,836	107,847

Total liabilities	137,722,892	137,157,316

Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares: 59,277 shares and 57,532 shares at September 30, 2006 and December 31, 2005, respectively	5,927,657	5,753,203
Retained earnings	399,160	328,369

Total capital	6,326,817	6,081,572

TOTAL LIABILITIES AND CAPITAL	$144,049,709	$143,238,888

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME
Advances	$1,421,413	$951,712	$3,824,018	$2,384,456
Prepayment fees on advances, net	55	230	955	1,558
Interest-bearing deposits	10,326	9,290	25,806	26,061
Federal funds sold	152,952	68,639	377,260	155,260
Trading securities	67,762	79,555	216,145	238,691
Held-to-maturity securities	235,663	215,850	693,320	619,169
Mortgage loans held for portfolio	39,293	33,921	112,723	96,039
Loans to other FHLBanks	68	95	98	199

Total interest income	1,927,532	1,359,292	5,250,325	3,521,433

INTEREST EXPENSE
Consolidated obligations:
Discount notes	89,826	80,371	268,801	172,862
Bonds	1,603,096	1,068,646	4,299,264	2,749,371
Deposits	55,698	42,290	160,061	104,518
Borrowings from other FHLBanks	45	—	68	33
Securities sold under agreements to repurchase	6,292	7,720	17,177	24,165
Mandatorily redeemable capital stock	1,904	2,044	5,721	7,652
Other borrowings	284	59	538	125

Total interest expense	1,757,145	1,201,130	4,751,630	3,058,726

NET INTEREST INCOME BEFORE MORTGAGE LOAN LOSS PROVISION	170,387	158,162	498,695	462,707
Provision for credit losses on mortgage loans held for portfolio	178	4	115	229

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	170,209	158,158	498,580	462,478

OTHER INCOME (LOSS)
Service fees	565	755	1,741	2,138
Net gain (loss) on trading securities	98,661	(144,823)	(81,251)	(149,788)
Net (loss) gain on derivatives and hedging activities	(92,542)	112,295	90,879	79,871
Other	30	304	472	1,252

Total other income (loss)	6,714	(31,469)	11,841	(66,527)

OTHER EXPENSE
Operating	23,319	17,906	66,149	55,816
Finance Board	1,272	1,195	3,815	3,585
Office of Finance	677	785	2,041	2,048
Other	388	687	2,531	1,958

Total other expenses	25,656	20,573	74,536	63,407

INCOME BEFORE ASSESSMENTS	151,267	106,116	435,885	332,544

Affordable Housing Program	12,543	8,871	36,166	27,927
REFCORP	27,741	19,447	79,945	60,923

Total assessments	40,284	28,318	116,111	88,850

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	110,983	77,798	319,774	243,694
Cumulative effect of change in accounting principle	—	—	—	(2,905)

NET INCOME	$110,983	$77,798	$319,774	$240,789

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2004	52,252	$5,225,149	$216,640	$5,441,789
Proceeds from issuance of capital stock	31,956	3,195,571	—	3,195,571
Repurchase/redemption of capital stock	(25,794)	(2,579,439)	—	(2,579,439)
Net shares reclassified to mandatorily redeemable capital stock	(500)	(49,952)	—	(49,952)
Net income	—	—	240,789	240,789
Cash dividends on capital stock	—	—	(165,668)	(165,668)

BALANCE, SEPTEMBER 30, 2005	57,914	$5,791,329	$291,761	$6,083,090

BALANCE, DECEMBER 31, 2005	57,532	$5,753,203	$328,369	$6,081,572
Proceeds from issuance of capital stock	30,596	3,059,623	—	3,059,623
Repurchase/redemption of capital stock	(28,836)	(2,883,639)	—	(2,883,639)
Net shares reclassified to mandatorily redeemable capital stock	(15)	(1,530)	—	(1,530)
Net income	—	—	319,774	319,774
Cash dividends on capital stock	—	—	(248,983)	(248,983)

BALANCE, SEPTEMBER 30, 2006	59,277	$5,927,657	$399,160	$6,326,817

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$319,774	$240,789
Cumulative effect of change in accounting principle	—	2,905

Income before cumulative effect of change in accounting principle	319,774	243,694

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	20,356	30,710
Net premiums and discounts on investments	(1,917)	7,314
Net premiums and discounts on mortgage loans	(181)	426
Concessions on consolidated obligation bonds	22,227	23,940
Net deferred loss on interest-rate exchange agreements	272	627
Premises and equipment	1,706	1,633
Capitalized software	3,250	1,837
Provision for credit losses on mortgage loans held for portfolio	115	229
Gain on disposal of premise and equipment	(2)	—
Decrease in trading securities	683,355	165,788
Gain due to change in net fair value adjustment on derivative and hedging activities	(90,138)	(184,299)
Increase in accrued interest receivable (excluding derivative accrued interest)	(30,566)	(34,956)
Increase in other assets	(6,248)	(16,891)
Net increase in Affordable Housing Program (AHP)	21,940	14,660
Increase in accrued interest payable (excluding derivative accrued interest)	147,922	146,066
Increase in payable to REFCORP	6,979	5,481
Increase in other liabilities	32,327	407,146

Total adjustments	811,397	569,711

Net cash provided by operating activities	1,131,171	813,405

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	(406,493)	193,264
Net (increase) decrease in Federal funds sold	(551,500)	1,661,000
Purchases of held-to-maturity securities	(2,944,611)	(5,986,552)
Proceeds from maturities of held-to-maturity securities	3,070,047	3,500,411
Principal collected on advances	132,377,334	102,759,258
Advances made	(132,802,318)	(112,354,332)
Principal collected on mortgage loans held for portfolio	237,835	389,332
Purchased mortgage loans held for portfolio	(428,599)	(932,190)
Net decrease in deposits placed with FHLBanks for mortgage loan programs	—	1,382
Purchase of premises and equipment	(613)	(2,477)
Purchase of software	(1,190)	(2,370)

Net cash used in investing activities	(1,450,108)	(10,773,274)

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30,
	2006	2005
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(477,524)	332,774
Net decrease in securities sold under agreements to repurchase	—	(500,000)
Proceeds from issuance of consolidated obligations:
Discount notes	354,926,926	281,608,630
Bonds	39,735,263	41,421,710
Bonds transferred from other FHLBanks	67,518	220,948
Payments for debt issuance costs	(21,706)	(24,814)
Payments for repurchase/maturing and retiring consolidated obligations:
Discount notes	(359,592,484)	(286,537,733)
Bonds	(34,240,465)	(26,931,340)
Proceeds from issuance of capital stock	3,059,623	3,195,571
Repurchase/redemption of capital stock	(2,883,639)	(2,579,439)
Repurchase/redemption of mandatorily redeemable capital stock	(22,863)	(70,474)
Cash dividends paid	(226,293)	(169,302)

Net cash provided by financing activities	324,356	9,966,531

Net increase in cash and cash equivalents	5,419	6,662
Cash and cash equivalents at beginning of the year	13,345	8,395

Cash and cash equivalents at end of the year	$18,764	$15,057

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$4,295,480	$2,721,046

AHP payments, net	$19,034	$14,044

REFCORP payments	$72,966	$55,441

Noncash items:
Dividends declared but not paid	$89,428	$47,662

Net shares reclassified to mandatorily redeemable capital stock	$1,530	$49,952

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

Descriptions of the significant accounting policies of the Federal Home Loan Bank of Atlanta (the “Bank”) are included in Note 1 to the 2005 audited financial statements. There have been no significant changes to these policies as of September 30, 2006.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2– Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk, and (e) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and may be applied on an instrument-by-instrument basis. The Bank adopted SFAS 155 effective January 1, 2006; however, the Bank has not elected to use the fair value option on any transactions either prior to or after January 1, 2006. Thus, the adoption of the standard did not affect the financial condition or results of operations of the Bank.

On September 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The Bank adopted DIG Issues B38 and B39 effective January 1, 2006 with no material effect on its results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be measured initially at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Bank does not expect SFAS 156 to have a material effect on its results of operations or financial condition at the time of adoption. The Bank intends to adopt SFAS 156 as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank has not yet determined the effect, if any, that the implementation of SFAS 157 will have on its results of operations or financial condition. The Bank intends to adopt SFAS 157 as of January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance regarding the appropriate treatment of the carryover or reversal of prior year misstatements in assessing the materiality of a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Bank does not expect SAB 108 to have a material effect on its results of operations or financial condition at the time of adoption. The Bank intends to adopt SAB 108 as of December 31, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize on its balance sheet an asset or liability equal to the overfunded or underfunded benefit obligation (projected benefit obligation for pensions and accumulated postretirement benefit obligation for other postretirement benefits) of each defined benefit pension and other postretirement plan, other than a multiemployer plan. The resulting balance sheet adjustment, which will be recorded annually absent an interim remeasurement, is offset by a corresponding adjustment to accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and any transition asset or obligation that has not yet been amortized as a component of net periodic benefit cost, are adjusted as they are subsequently recognized as components of net periodic benefit cost. Net periodic benefit cost will continue to be measured and recognized as in the past. SFAS 158 also eliminates the ability to use an early measurement date for defined benefit plan assets and obligations. Under SFAS 158, defined benefit plan assets and obligations will be measured as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008. The Bank does not believe that the effect of the implementation of SFAS 158 will be material. The Bank intends to adopt SFAS 158 as of December 31, 2006.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005
Government-sponsored enterprises debt obligations	$4,239,067	$4,910,858
Other FHLBanks’ bonds	281,832	288,731
State or local housing agency obligations	59,941	60,732

Total	$4,580,840	$5,260,321

Net gain (loss) on trading securities was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net realized loss	$—	$—	$(68,532)	$—
Net unrealized gain (loss)	98,661	(144,823)	(12,719)	(149,788)

Net gain (loss) on trading securities	$98,661	$(144,823)	$(81,251)	$(149,788)

Other Federal Home Loan Banks’ (“FHLBanks”) Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of September 30, 2006	As of December 31, 2005
Other FHLBanks’ bonds:
FHLBank Dallas	$83,713	$85,079
FHLBank Chicago	67,749	71,874

	151,462	156,953
FHLBank TAP Program*	130,370	131,778

Total	$281,832	$288,731

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of September 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$114,007	$1,958	$904	$115,061	$111,757	$2,437	$—	$114,194
Government-sponsored enterprises debt obligations	—	—	—	—	899,650	150	—	899,800
Mortgage-backed securities:
U.S. agency obligations-guaranteed	70,424	1,214	—	71,638	88,908	702	—	89,610
Government-sponsored enterprises	2,240,544	1,270	82,718	2,159,096	2,508,719	3,244	79,837	2,432,126
Other	17,076,128	19,862	299,475	16,796,515	16,019,462	2,274	306,468	15,715,268

Total	$19,501,103	$24,304	$383,097	$19,142,310	$19,628,496	$8,807	$386,305	$19,250,998

A summary of the mortgage-backed securities issued by members or affiliates of members follows (in thousands):

	As of September 30, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, N.C.	$2,497,640	$3,375	$43,410	$2,457,605	$2,496,130	$—	$50,622	$2,445,508
Citigroup Inc., New York, N.Y. N.Y.	33,429	10	474	32,965	43,159	15	432	42,742
Countrywide Financial Corporation, Calabasas, C.A.	4,762,389	3,627	85,508	4,680,508	4,863,070	1,443	83,282	4,781,231

Total	$7,293,458	$7,012	$129,392	$7,171,078	$7,402,359	$1,458	$134,336	$7,269,481

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$29,221	$904	$—	$—	$29,221	$904
Mortgage-backed securities:
Government-sponsored enterprises	2,118,677	82,718	—	—	2,118,677	82,718
Other	12,763,521	292,000	341,922	7,475	13,105,443	299,475

Total	$14,911,419	$375,622	$341,922	$7,475	$15,253,341	$383,097

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises	$356,696	$6,724	$1,998,336	$73,113	$2,355,032	$79,837
Other	8,317,732	139,811	6,405,205	166,657	14,722,937	306,468

Total	$8,674,428	$146,535	$8,403,541	$239,770	$17,077,969	$386,305

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

	As of September 30, 2006		As of December 31, 2005
Year of maturity :	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$6,215	$6,102	$904,395	$904,569
Due after one year through five years	54,050	53,660	46,495	46,937
Due after five years through ten years	9,005	9,445	9,625	10,291
Due after ten years	44,737	45,854	50,892	52,197

	114,007	115,061	1,011,407	1,013,994
Mortgage-backed securities	19,387,096	19,027,249	18,617,089	18,237,004

Total	$19,501,103	$19,142,310	$19,628,496	$19,250,998

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes a net discount of $20.1 million and a net premium of $21.1 million as of September 30, 2006 and December 31, 2005, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity (in thousands):

	As of September 30, 2006	As of December 31, 2005
Amortized cost of held-to-maturity securities other than mortgage- backed securities:
Fixed-rate	$114,007	$111,757
Variable-rate	—	899,650

	114,007	1,011,407

Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	2,243,581	2,512,355
Variable-rate	64,880	82,085
Collateralized mortgage obligations:
Fixed-rate	5,621,216	6,276,150
Variable-rate	11,457,419	9,746,499

	19,387,096	18,617,089

Total	$19,501,103	$19,628,496

Note 5—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (dollar amounts in thousands):

	As of September 30, 2006		As of December 31, 2005
Year of original maturity :	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Overdrawn demand deposit accounts	$1,677		$1,822
Due in 1 year or less	33,157,925	5.01%	25,476,395	4.09%
Due after 1 year through 2 years	22,121,526	4.95%	18,959,799	3.99%
Due after 2 years through 3 years	7,741,045	4.86%	15,804,435	4.29%
Due after 3 years through 4 years	9,025,906	4.52%	8,330,278	4.13%
Due after 4 years through 5 years	7,093,335	5.23%	8,457,016	4.68%
Due after 5 years	22,927,240	4.25%	24,613,925	4.12%

Total par value	102,068,654	4.79%	101,643,670	4.16%
Discount on AHP advances	(13,213)		(11,592)
Discount on advances	(11,774)		(8,587)
SFAS 133 hedging adjustments	(412,449)		(338,479)

Total	$101,631,218		$101,285,012

The following table summarizes advances by year of original maturity or next call date for callable advances (in thousands):

Year of original maturity or next call date :	As of September 30, 2006
Overdrawn demand deposit accounts	$1,677
Due in 1 year or less	33,161,925
Due after 1 year through 2 years	22,117,526
Due after 2 years through 3 years	7,741,045
Due after 3 years through 4 years	9,025,906
Due after 4 years through 5 years	7,093,335
Due after 5 years	22,927,240

Total par value	$102,068,654

The following table summarizes advances by year of original maturity or next put date for putable advances (in thousands):

Year of original maturity or next put date :	As of September 30, 2006
Overdrawn demand deposit accounts	$1,677
Due in 1 year or less	44,803,590
Due after 1 year through 2 years	26,264,901
Due after 2 years through 3 years	10,372,120
Due after 3 years through 4 years	8,529,296
Due after 4 years through 5 years	5,970,760
Due after 5 years	6,126,310

Total par value	$102,068,654

The Bank has never experienced any credit losses on advances to a member. The Bank has policies and procedures in place to manage the credit risk on advances. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management. No advance was past due as of September 30, 2006 and December 31, 2005.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of September 30, 2006	As of December 31, 2005
Par value of advances:
Fixed-rate	$41,045,459	$44,015,407
Variable-rate	61,021,518	57,626,441

Total	$102,066,977	$101,641,848

Note 6—Affordable Housing Program (“AHP”) and Resolution Funding Corporation (“REFCORP”) Liabilities

The following table provides roll-forward information with respect to changes in the AHP liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balances, beginning of period	$116,693	$95,283	$105,911	$86,338
AHP assessments	12,543	8,871	36,166	27,927
Subsidy usage, net	(6,193)	(3,933)	(19,034)	(14,044)

Balances, end of period	$123,043	$100,221	$123,043	$100,221

The following table provides roll-forward information with respect to changes in the REFCORP liability (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balances, beginning of period	$26,824	$11,419	$20,766	$8,700
Assessments	27,741	19,447	79,945	60,923
Payments during the period	(26,820)	(16,684)	(72,966)	(55,441)

Balances, end of period	$27,745	$14,182	$27,745	$14,182

Note 7—Mortgage Loans Held for Portfolio

Both the Mortgage Partnership Finance® (MPF®) Program and the Mortgage Purchase Program (“MPP”) involve investment by the Bank in mortgage loans that are purchased directly from participating financial institutions (“PFIs”). The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of September 30, 2006	As of December 31, 2005
Mortgage loans held for portfolio:
Fixed medium-term* single-family mortgages	$1,078,814	$1,160,989
Fixed long-term single-family mortgages	1,953,091	1,677,588
Multifamily mortgages	24,173	24,488

Total par value	3,056,078	2,863,065
Premiums	14,857	16,366
Discounts	(18,617)	(18,058)
Deferred loan costs, net	(2)	(2)
SFAS 133 adjustments	(938)	(832)

Total	$3,051,378	$2,860,539

*	Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding (in thousands):

	As of September 30, 2006	As of December 31, 2005
Government-insured loans	$94,783	$84,961
Conventional loans	2,961,295	2,778,104

Total par value	$3,056,078	$2,863,065

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of September 30, 2006 and December 31, 2005, the Bank had no recorded investments in impaired mortgage loans.

The activity in the allowances for credit losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$494	$896	$557	$671
Provision for credit losses	178	4	115	229

Balance, end of period	$672	$900	$672	$900

As of September 30, 2006 and December 31, 2005, the Bank had $1.6 million and $1.7 million of nonaccrual loans, respectively.

Note 8—Deposits

The following table details interest-bearing deposits (in thousands):

	As of September 30, 2006	As of December 31, 2005
Interest-bearing deposits:
Demand and overnight	$4,602,093	$5,071,500
Term	17,025	42,775
Other	125,108	77,065

Total	$4,744,226	$5,191,340

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount of pass-through reserves deposited with Federal Reserve Banks was approximately $13.1 million and $43.5 million as of September 30, 2006 and December 31, 2005, respectively. The Bank includes member reserve balances in “noninterest-bearing deposits” on the Statements of Condition.

Note 9—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the 12 FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amounts and are redeemed at par value when they mature.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of original maturity (dollar amounts in thousands):

	As of September 30, 2006		As of December 31, 2005
Year of original maturity:	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Due in 1 year or less	$42,690,400	4.23%	$37,132,015	3.27%
Due after 1 year through 2 years	33,523,880	4.49%	27,428,115	3.72%
Due after 2 years through 3 years	15,763,915	4.42%	20,336,465	3.93%
Due after 3 years through 4 years	9,099,805	4.33%	10,694,175	3.86%
Due after 4 years through 5 years	5,730,600	4.98%	8,239,745	4.35%
Due after 5 years	19,535,650	4.84%	16,947,700	4.35%

Total par value	126,344,250	4.46%	120,778,215	3.76%
Bond premiums	29,265		43,866
Bond discounts	(435,844)		(442,253)
SFAS 133 hedging adjustments	(751,323)		(1,203,451)
Deferred net losses on terminated interest-rate exchange agreements	(1,442)		(1,714)

Total	$125,184,906		$119,174,663

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of September 30, 2006	As of December 31, 2005
Par value of consolidated bonds:
Noncallable	$42,001,225	$40,332,290
Callable	84,343,025	80,445,925

Total	$126,344,250	$120,778,215

The following table summarizes consolidated obligation bonds outstanding, by year of original maturity or next call date (in thousands):

Year of original maturity or next call date:	As of September 30, 2006
Due in 1 year or less	$90,441,925
Due after 1 year through 2 years	18,143,955
Due after 2 years through 3 years	7,720,165
Due after 3 years through 4 years	3,275,805
Due after 4 years through 5 years	1,852,900
Due after 5 years	4,909,500

Total par value	$126,344,250

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of September 30, 2006	As of December 31, 2005
Par value of consolidated bonds:
Fixed-rate	$98,487,715	$90,921,730
Step-up	18,116,050	21,491,050
Simple variable-rate	4,929,900	3,107,900
Variable capped floater	2,198,875	2,403,875
Fixed that converts to variable	1,484,450	1,464,400
Zero-coupon	832,760	862,760
Variable that converts to fixed	270,000	502,000
Inverse floating-rate	24,500	24,500

Total	$126,344,250	$120,778,215

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
As of September 30, 2006	$4,917,473	$4,943,262	4.91%

As of December 31, 2005	$9,579,425	$9,593,306	3.75%

Note 10—Capital

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of September 30, 2006		As of December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$848,074	$6,448,580	$759,742	$6,224,668
Total capital-to-assets ratio	4.00%	4.48%	4.00%	4.35%
Total regulatory capital	$5,761,988	$6,448,580	$5,729,556	$6,224,668
Leverage ratio	5.00%	6.71%	5.00%	6.52%
Leverage capital	$7,202,485	$9,672,870	$7,161,944	$9,337,002

Mandatorily Redeemable Capital Stock. The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$132,224	$256,829	$143,096	$239,009
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	—	44	1,530	49,952
Repurchase/redemption of mandatorily capital stock during the period	(10,461)	(38,386)	(22,863)	(70,474)

Balance, end of period	$121,763	$218,487	$121,763	$218,487

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member.

	As of September 30, 2006	As of December 31, 2005
Contractual year of redemption:
Due in 1 year or less	$49,423	$32,807
Due after 1 year through 2 years	68,506	69,129
Due after 2 years through 3 years	507	23,680
Due after 3 years through 4 years	158	203
Due after 4 years through 5 years	290	516
Due after 5 years	2,879	16,761

Total	$121,763	$143,096

Note 11—Employee Retirement Plans

The following table presents the components of net periodic benefit cost for the Bank’s supplemental defined benefit pension plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$217	$112	$475	$336
Interest cost	133	81	307	243
Amortization of prior service cost	(32)	(13)	(94)	(39)
Amortization of unrecognized net loss	141	72	285	216

Net periodic cost	$459	$252	$973	$756

The following table presents the components of net periodic benefit cost for the Bank’s postretirement health benefit plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$185	$155	$555	$465
Interest cost	158	106	475	318
Amortization of prior service cost	11	11	32	33
Amortization of unrecognized net loss	125	36	374	108

Net periodic cost	$479	$308	$1,436	$924

Note 12—Derivatives and Hedging Activities

The Bank uses interest-rate exchange agreements to manage its exposure to changes in interest rates, to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs. The majority of derivatives used by the Bank are in fair value hedges of advances and consolidated obligation bonds. To assist its members in meeting their hedging needs, the Bank also may act as an intermediary between its members and other counterparties by entering into offsetting derivative transactions. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not affect the operating results of the Bank significantly. These amounts are recorded in other income and presented as “net (loss) gain on derivatives and hedging activities.”

The notional principal of interest-rate exchange agreements in which the Bank was an intermediary was $486.3 million and $406.2 million as of September 30, 2006 and December 31, 2005, respectively.

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

Net (loss) gain on derivatives and hedging activities was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain related to fair-value hedge ineffectiveness	$17,080	$722	$39,808	$33,638
(Loss) gain on economic hedges and other	(109,622)	111,573	51,071	46,233

Net (loss) gain on derivatives and hedging activities	$(92,542)	$112,295	$90,879	$79,871

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value and economic hedging (in thousands):

	As of September 30, 2006		As of December 31, 2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$162,151,025	$(362,510)	$153,508,529	$(909,852)
Economic	7,116,693	(145,862)	7,566,837	(234,985)
Interest-rate swaptions:
Economic	345,000	7,981	1,065,000	14,288
Interest-rate caps/floors:
Economic	2,539,000	7,054	2,664,000	28,215
Interest-rate futures/forwards:
Economic	1,500	64	1,000	(16)
Mortgage delivery commitments:
Economic	1,985	8	10,406	10

Total	$172,155,203	$(493,265)	$164,815,772	$(1,102,340)

Total derivatives excluding accrued interest		$(493,265)		$(1,102,340)
Accrued interest		28,257		41,450

Net derivative balances		$(465,008)		$(1,060,890)

Net derivative asset balances		$247,494		$162,492
Net derivative liability balances		(712,502)		(1,223,382)

Net derivative balances		$(465,008)		$(1,060,890)

The fair values of embedded derivatives included in the above were as follows (in thousands):

	As of September 30, 2006	As of December 31, 2005
Host contract:
Advances	$(3,449)	$(20,804)
Callable bonds	1,810	2,176

Total	$(1,639)	$(18,628)

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

The contractual or notional amount of interest-rate exchange agreements reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of interest-rate exchange agreements does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing favorable interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.

As of September 30, 2006 and December 31, 2005, the Bank’s maximum credit risk, as defined above, was approximately $244.7 million and $157.2 million, respectively. These totals include $101.0 million and $57.8 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for interest-rate exchange agreements totaled $210.7 million and $129.6 million as of September 30, 2006 and December 31, 2005, respectively. Additionally, collateral with respect to interest-rate exchange agreements with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Note 13—Commitments and Contingencies

As described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. The Federal Housing Finance Board (“Finance Board”), under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $826.7 billion and $807.1 billion at September 30, 2006 and December 31, 2005, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit were approximately $1.2 billion and $813.5 million at September 30, 2006 and December 31, 2005, respectively, and had original terms of one to 15 years with a final expiration in 2017. Unearned fees for standby letters of credit are recorded in other liabilities and amounted to $4.2 million and $3.1 million as of September 30, 2006 and December 31, 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $2.0 million and $10.4 million at September 30, 2006 and December 31, 2005, respectively, and are generally for periods not to exceed 45 days.

The Bank executes interest-rate exchange agreements with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2006, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a book value of $945.3 million, of which $71.4 million cannot be sold or repledged and, thus are not identified on the Statement of Condition, and $873.9 million of which can be sold or repledged. As of December 31, 2005, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a book value of $1.3 billion, of which $56.9 million cannot be sold or repledged and, thus are not identified on the Statement of Condition, and $1.3 billion of which can be sold or repledged.

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

Note 14—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are able to receive dividends on their investments. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932 (the “FHLBank Act”), as amended, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members. The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, which held 21.7 percent of the Bank’s total regulatory capital stock as of September 30, 2006, was considered a related party. Total advances outstanding to this member were $28.7 billion and $26.4 billion as of September 30, 2006 and December 31, 2005, respectively. Total deposits held in the name of this member were $382.9 million and $204.9 million as of September 30, 2006 and December 31, 2005, respectively. No mortgage loans were acquired from this member during the nine months ended September 30, 2006 and 2005. Total mortgage-backed securities acquired from this member were $59.0 million and $478.6 million, respectively, for the three- and nine-month periods ended September 30, 2006, compared to $714.7 million for the same periods ended September 30, 2005.

Note 15—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding at September 30, 2006 or December 31, 2005. Interest income on loans to other FHLBanks totaled $68 thousand and $98 thousand, respectively, for the three- and nine-month periods ended September 30, 2006, compared to $95 thousand and $199 thousand, respectively, for the same periods ended September 30, 2005. During these same periods, interest expense on borrowings from other FHLBanks totaled $45 thousand and $68 thousand, respectively, for the three- and nine-month periods ended September 30, 2006, compared to $0 and $33 thousand for the three and nine months ended September 30, 2005, respectively. The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Investing activities:
Loans made to other FHLBanks	$(457,000)	$(957,000)	$(687,000)	$(2,632,022)
Principal collected on loans to other FHLBanks	457,000	957,000	687,000	2,632,022

Net change in loans to other FHLBanks	$—	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$300,000	$—	$550,000	$482,000
Payments of short-term borrowings from other FHLBanks	(300,000)	—	(550,000)	(482,000)

Net change in borrowings from other FHLBanks	$—	$—	$—	$—

Investments in other FHLBank Consolidated Obligation Bonds. The Bank’s trading investment securities portfolio includes consolidated obligation bonds for which other FHLBanks are the primary obligors. The balances of these investments are presented in Note 3. All of these consolidated obligation bonds were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. Interest income earned on these consolidated obligation bonds on which another FHLBank is the primary obligor totaled $4.4 million and $13.4 million, respectively, for the three- and nine-month periods ended September 30, 2006, compared to $5.0 million and $15.2 million, respectively, for the same periods ended September 30, 2005.

Assumption of other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. The par value of the consolidated obligation bonds transferred to the Bank for the three- and nine-month periods ended September 30, 2006 was $0 and $69.0 million, respectively, compared to $35.0 million and $223.0 million for the same periods ended September 30, 2005. The par value of outstanding consolidated obligation bonds transferred to the Bank was $1.5 billion as of September 30, 2006 and December 31, 2005, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program Service Fees and Loan Participations. Beginning in 2004, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program. These fees totaled $208 thousand and $570 thousand, respectively, for the three- and nine-month periods ended September 30, 2006, compared to $148 thousand and $375 thousand, respectively, for the same periods ended September 30, 2005.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of September 30, 2006, the Bank’s outstanding balance related to these MPF Program assets was $7.0 million.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three and nine months ended September 30, 2006 and 2005. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2005.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases single-family mortgage loans from members, makes grants and subsidized advances under its Affordable Housing Program (“AHP”), and provides correspondent banking services to members and eligible nonmembers. The consolidated obligations issued by the Office of Finance on behalf of the Federal Home Loan Bank System, or the “FHLBank System,” are the principal funding source for Bank assets. The Bank is primarily liable for repayment of consolidated obligations issued on its behalf and is jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank.

Financial Condition

Bank assets were $144.0 billion at September 30, 2006, an increase of $810.8 million from December 31, 2005. Advances, the largest asset component on the Bank’s statement of condition, grew by $346.2 million during this same period, or 0.34 percent. Advance growth has been slower for the first nine months of 2006 relative to previous years as a result of member institutions’ relatively high deposit levels, competition from other wholesale funding sources, such as providers of brokered certificates of deposits, and the maturity of approximately one-quarter of the Bank’s advance portfolio in 2006.

As of September 30, 2006, $63.3 billion of the Bank’s advances outstanding were to 10 member institutions, representing a concentration of 62.1 percent of the Bank’s total advances outstanding to these 10 commercial banks and savings institutions.

The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums. The regulatory capital-to-assets ratio as of September 30, 2006 was 4.48 percent, compared with a regulatory minimum requirement of 4.00 percent. The Bank also was in compliance with the regulatory requirement to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets; the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days assuming restricted debt market access.

During the quarter ended September 30, 2006, the Bank contributed $12.5 million to its AHP.

Results of Operations

The Bank’s net income for the three months ended September 30, 2006 totaled $111.0 million, an increase of 42.7 percent from $77.8 million for the three months ended September 30, 2005. The third quarter 2006 performance resulted in an annualized return on average equity (“ROE”) of 6.83 percent, compared to 5.04 percent for the third quarter 2005, and an annualized return on average assets of 0.30 percent for the third quarter 2006, compared to 0.21 percent for the third quarter 2005.

For the nine months ended September 30, 2006, the Bank’s net income increased to $319.8 million from $240.8 million for the nine months ended September 30, 2005. The Bank’s annualized ROE was

6.81 percent for the nine months ended September 30, 2006 as compared to 5.51 percent for the nine months ended September 30, 2005, and the Bank’s annualized return on average assets was 0.30 percent for the nine months ended September 30, 2006, compared to 0.23 percent for the nine months ended September 30, 2005.

The increase in net income for the three- and nine-month periods ended September 30, 2006 compared to the same periods ended September 30, 2005 was due to an increase in both net interest income and other income. The increase in net interest income was due primarily to increases in interest rates. The increase in other income was due primarily to the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. These increases were offset partially by an increase in non-interest expense during the periods.

The Bank views both ROE and net income as important measures of profitability. ROE is a measure of a shareholder’s return on its investment in the Bank. The Bank attempts to provide a return on this investment, which, when combined with a member’s access to the Bank’s advances and other products, will be competitive with comparable investments.

The Bank also views net income as an important measure of profitability and economic success. While under the Bank’s current business model net income fluctuates with interest rates (in general, net income will decline in lower interest rate cycles), maintaining a minimum amount of net income is important in order to meet higher operating costs and to ensure that volatility associated with SFAS 133 hedging activities can be absorbed with current income. In addition, AHP and REFCORP assessments are tied directly to net income.

For the quarter ended September 30, 2006, the Bank distributed $89.4 million of earnings to members as a return on their capital investment in the Bank, representing an annualized dividend rate of 5.90 percent. This compared to an annualized dividend rate of 5.49 percent and 5.60 percent for the quarters ended March 31, 2006 and June 30, 2006, respectively. The Bank also contributed $21.6 million to retained earnings during the quarter ended September 30, 2006. The Bank’s retained earnings balance was $399.2 million as of September 30, 2006.

Business Outlook

Management expects that the Bank will continue to provide attractive financial products across a wide range of business, financial, and economic environments while also generating competitive returns for members. Two factors, however, could affect the Bank’s ability to meet these expectations.

The first factor potentially affecting Bank returns is the Finance Board proposal on retained earnings. This proposal, if enacted as currently proposed, would reduce the capital stock dividend during the period(s) necessary to accumulate enough retained earnings to meet the proposed target. A lower dividend potentially could reduce advance demand as members include the return on stock in calculating the all-in cost of borrowing from the Bank. Lower advance demand would reduce net income and could reduce ROE.

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

In addition, the relationship between short- and long-term interest rates affects the Bank’s profitability. The two most unfavorable interest-rate scenarios are (1) a dramatic rise in short-term rates coupled with a modest or no increase in long-term rates and (2) a dramatic decrease in long-term rates coupled with little change in short-term rates. Under the first scenario, which is the current interest rate environment with the present inverted yield curve, the ability to generate additional returns by profitably managing the interest-rate risk associated with retaining longer term assets and funding with shorter liabilities is limited. This environment, if sustained for a long period of time, could reduce the Bank’s ability to generate competitive returns. The second scenario would be expected to result in significant mortgage prepayments and a related increase in expense recognized from mortgage premium amortization along with lower investment yields.

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

Management strives to maintain relatively low operating expense ratios, consistent with a wholesale banking structure, without sacrificing adequate systems and staffing. Management expects that operating expenses as a percent of assets generally should remain stable over the next few years, and that operating expenses on an absolute basis should increase moderately due to increased staffing and system expenses to comply with the relevant provisions of the Sarbanes-Oxley Act of 2002 and the Bank’s risk management, compliance and internal control activities. These increases should not have a material adverse effect on the Bank’s financial performance.

Financial Condition

The Bank’s principal assets consist of advances, short and long-term investments, and mortgage loans held for portfolio. The Bank obtains funding to support Bank business primarily through the issuance by the Office of Finance on the Bank’s behalf of debt securities in the form of consolidated obligations. The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated.

	As of September 30, 2006		As of December 31, 2005		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
	(Dollars in thousands)
Advances, net	$101,631,218	70.55	$101,285,012	70.70	$346,206	0.34
Investments	24,081,943	16.72	24,888,817	17.38	(806,874)	(3.24)
Federal funds sold	13,580,000	9.43	13,028,500	9.10	551,500	4.23
Mortgage loans, net	3,050,706	2.12	2,859,982	2.00	190,724	6.67
Interest-bearing deposits	660,814	0.46	254,321	0.18	406,493	159.83
Other assets	1,045,028	0.72	922,256	0.64	122,772	13.31

Total assets	$144,049,709	100.00	$143,238,888	100.00	$810,821	0.57

Consolidated obligation bonds	$125,184,906	90.90	$119,174,663	86.89	$6,010,243	5.04
Consolidated obligation discount notes	4,917,473	3.57	9,579,425	6.98	(4,661,952)	(48.67)
Deposits	4,757,350	3.45	5,234,874	3.82	(477,524)	(9.12)
Other liabilities	2,863,163	2.08	3,168,354	2.31	(305,191)	(9.63)

Total liabilities	$137,722,892	100.00	$137,157,316	100.00	$565,576	0.41

Capital stock	$5,927,657	93.69	$5,753,203	94.60	$174,454	3.03
Retained earnings	399,160	6.31	328,369	5.40	70,791	21.56

Total capital	$6,326,817	100.00	$6,081,572	100.00	$245,245	4.03

The Bank’s principal assets and liability categories and capital stock are discussed in more detail below.

Advances

Advances were $101.6 billion at September 30, 2006, an increase of $346.2 million, or 0.34 percent, from December 31, 2005. The Bank is subject to concentration risk from advance exposure to a relatively small number of commercial banks and savings institutions. As of September 30, 2006 and December 31, 2005, the concentration of the Bank’s advances was $63.3 billion and $61.8 billion, respectively, to 10 member institutions, and this concentration represented 62.1 percent and 60.8 percent of the Bank’s total advances outstanding. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

At September 30, 2006, 59.8 percent of the Bank’s advances were variable-rate, the majority of which were indexed primarily to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rate.

Investments

The Bank maintains a portfolio of investments for liquidity purposes and to provide additional earnings. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenditures, and to satisfy the Bank’s annual REFCORP assessment. The Bank’s purchase of MBS also helps further the Bank’s commitment to supporting the affordable housing market.

To provide for the availability of funds to meet member credit needs, the Bank maintains a portfolio of short-term investments issued by highly rated institutions, including overnight federal funds, term federal funds, interest-bearing certificates of deposit, and commercial paper. As of September 30, 2006, total short-term investments were $14.2 billion, representing an increase of $958 million, or 7.21 percent, from December 31, 2005.

The Bank further enhances interest income by maintaining a longer-term investment portfolio, which includes securities issued by the U.S. government or U.S. government agencies, and MBS that are issued by government-sponsored mortgage agencies or that carry the highest ratings from Moody’s or Standard & Poor’s. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding the Bank’s long-term investment securities:

	As of September 30, 2006	As of December 31, 2005	Increase/ (Decrease)
			Amount	Percent
	(Dollars in thousands)
Held-to-maturity securities:
State or local housing agency obligations	$114,007	$111,757	$2,250	2.01
Government-sponsored enterprises debt obligations	—	899,650	(899,650)	(100.00)
Mortgage-backed securities	19,387,096	18,617,089	770,007	4.14

Total	19,501,103	19,628,496	(127,393)	(0.65)

Trading securities:
Government-sponsored enterprises debt obligations	4,239,067	4,910,858	(671,791)	(13.68)
Other FHLBanks’ bonds	281,832	288,731	(6,899)	(2.39)
State or local housing agency obligations	59,941	60,732	(791)	(1.30)

Total	4,580,840	5,260,321	(679,481)	(12.92)

Total investment securities	$24,081,943	$24,888,817	$(806,874)	(3.24)

As of September 30, 2006, total long-term investments were $24.1 billion, representing a decrease of $806.9 million, or 3.24 percent, from December 31, 2005. This decrease was due primarily to the maturity of government-sponsored enterprises (“GSE”) debt obligations classified as held-to-maturity with a par value of $900.0 million and the sale of GSE debt obligations classified as trading with a book value of $576.7 million. Net unrealized losses on trading securities sold that were previously recorded by the Bank became realized losses during the nine months ended September 30, 2006. These decreases were partially offset by a $770.0 million increase in the Bank’s MBS.

At September 30, 2006 and December 31, 2005, the balances of the Bank’s long-term and short-term investment portfolios were $38.3 billion and $38.2 billion, respectively.

Finance Board regulations limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases the securities. On September 30, 2006, these investments amounted to 300.6 percent of total regulatory capital. The Bank was in compliance with the 300 percent limit at the time the MBS were purchased. The Bank exceeded the limit as of September 30, 2006 due to the repurchase of $139.5 million in capital stock from one of its members during September 2006. This repurchase was due to the maturity of $3.1 billion in the member’s advances, and the corresponding Bank repurchase of the member’s excess capital stock. In accordance with Finance Board regulations, the Bank does not purchase additional MBS when the ratio is above 300 percent.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of September 30, 2006 and has determined that all unrealized losses were temporary and related to increases in interest rates. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered. As of September 30, 2006, held-to-maturity securities that were in a gross unrealized loss position included state or local housing agency obligations and MBS. See Note 4 to the interim financial statements for a tabular presentation of the held-to-maturity securities with unrealized losses as of September 30, 2006 and December 31, 2005.

Mortgage Loans Held for Portfolio

Mortgage loans purchased from PFIs under the MPP and MPF programs and loan participations purchased under the Affordable Multifamily Participation Program (“AMPP”) comprised 2.12 percent of the Bank’s total assets as of September 30, 2006, compared to 2.00 percent of total assets as of December 31, 2005. The mortgage loan balance at September 30, 2006 was $3.1 billion, representing an increase of $190.7 million, or 6.67 percent, from the 2005 year-end balance. Beginning in 2006, the Bank no longer purchases assets under AMPP but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets. Currently, the Bank plans for slow, modest growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program. The Bank believes it will be able to fund these additional mortgage purchases through the issuance of bullet and callable consolidated obligations. Credit quality in the loans acquired through the MPF Program and MPP will be maintained through the credit enhancement structures currently in place for these programs. Management does not expect this planned growth to have any negative effect on the Bank’s liquidity or capital resources and expects that the addition of these assets will be favorable to the Bank’s results of operations through increased net interest income.

As of September 30, 2006 and December 31, 2005, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Outstanding consolidation obligation bonds increased by $6.0 billion, or 5.04 percent, from the year end 2005, and discount notes decreased by $4.7 billion, or 48.7 percent, during the same period. The changes were due primarily to the Bank’s reduced use of overnight discount notes and increased use of bonds due to more attractive pricing and the Bank’s overall funding needs. Consolidated obligation issuances financed 90.3 percent of the $144.0 billion in total assets at September 30, 2006, a slight increase from the comparable financing ratio at December 31, 2005.

Consolidated obligation bonds outstanding at September 30, 2006 and December 31, 2005 were primarily fixed-rate debt. However, the Bank often enters into interest-rate exchange agreements simultaneously with the issuance of consolidated obligation bonds in order to convert the investor-defined terms of these debt instruments into terms more consistent with management’s funding strategies and to reduce funding costs. In effect, the interest-rate exchange agreements associated with the issuance of consolidated obligation bonds convert the terms of these debt instruments into synthetic variable-rate liabilities tied to a common short-term interest-rate index such as LIBOR. Of the par value of $126.3 billion of all consolidated obligation bonds outstanding as of September 30, 2006, the aggregate notional amount of outstanding interest-rate exchange agreements used to reconfigure the terms of specific consolidated obligation bonds was $98.7 billion, or 78.1 percent of the total par value of consolidated obligation bonds. The comparable notional amount at December 31, 2005 was $92.4 billion, or 76.5 percent, of the total par value of consolidated obligation bonds.

The funding mix between the use of non-callable and callable consolidated obligation bonds has been relatively stable. As of September 30, 2006, callable consolidated obligation bonds constituted 66.8 percent of the total par value of consolidated obligation bonds outstanding, compared to 66.6 percent at December 31, 2005. The interest-rate exchange agreements that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call feature of the interest-rate exchange agreements were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

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

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $4.8 billion as of September 30, 2006, compared to $5.2 billion as of December 31, 2005. Demand deposits comprised the largest percentage of deposits, representing 96.7 percent of total deposits as of September 30, 2006 compared to 96.9 percent as of December 31, 2005.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from its members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2006.

Other Liabilities

Accrued interest payable and derivative liabilities represent 67.3 percent and 72.3 percent of other liabilities as of September 30, 2006 and December 31, 2005, respectively. The $305.2 million, or 9.63 percent decrease, in other liabilities to $2.9 billion at September 30, 2006 from the 2005 year-end balance is due primarily to the interaction of interest rates on the associated derivatives resulting in a $510.9 million decrease in derivative liabilities offset by a $147.9 million increase in accrued interest payable.

Capital

As of September 30, 2006, the Bank had total capital of $6.3 billion, an increase of $245.2 million, or 4.03 percent, from the 2005 year-end balance. Increased advance balances resulting in increased equity balance for members were the primary factors causing the increase in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.00 percent of its total assets, (ii) leverage capital in an amount equal to at least 5.00 percent of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined as total capital outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and the Bank’s $121.8 million and $143.1 million in mandatorily redeemable capital stock at September 30, 2006 and December 31, 2005, respectively, is included in the line item “total regulatory capital” in the table below.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table:

	As of September 30, 2006		As of December 31, 2005
	Required	Actual	Required	Actual
	(Dollars in thousands)
Regulatory capital requirements:
Risk based capital	$848,074	$6,448,580	$759,742	$6,224,668
Total capital-to-assets ratio	4.00%	4.48%	4.00%	4.35%
Total regulatory capital	$5,761,988	$6,448,580	$5,729,556	$6,224,668
Leverage ratio	5.00%	6.71%	5.00%	6.52%
Leverage capital	$7,202,485	$9,672,870	$7,161,944	$9,337,002

As of September 30, 2006, the Bank had $121.8 million in capital stock subject to mandatory redemption from seven members and former members, consisting entirely of subclass B2 activity-based stock. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five year redemption period or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity’s no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of September 30, 2006 and December 31, 2005, the Bank’s activity-based stock included $18.7 million and $12.3 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

Net Income

The following table summarizes key changes in the components of net income for the three- and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Increase/ (Decrease) 2006/2005	Increase/ (Decrease) % 2006/2005	Nine Months Ended September 30,		Increase/ (Decrease) 2006/2005	Increase/ (Decrease) % 2006/2005
	2006	2005			2006	2005
	(Dollars in thousands)
Net interest income	$170,387	$158,162	$12,225	7.73	$498,695	$462,707	$35,988	7.78
Other income (loss)	6,714	(31,469)	38,183	121.34	11,841	(66,527)	78,368	117.80
Other expense	25,656	20,573	5,083	24.71	74,536	63,407	11,129	17.55
Total assessments	40,284	28,318	11,966	42.26	116,111	88,850	27,261	30.68
Net income	110,983	77,798	33,185	42.66	319,774	240,789	78,985	32.80

The Bank’s net income increased during the three- and nine-month periods ended September 30, 2006 when compared with the same periods ended September 30, 2005, due primarily to both an increase in net interest income due to higher interest rates and increased other income related to an increase in income due to the effects of SFAS 133 and SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities (“SFAS 115”).

Net Interest Income

The primary source of the Bank’s earnings is net interest income, which is the interest earned on assets, including member advances, mortgage loans and MBS held in portfolio, and other investments, less the interest expense incurred on consolidated obligations, deposits, and other borrowings used to fund these assets. Changes in interest rates significantly affect net interest income because interest rates affect not only the cash flows directly related to interest payments but also the speed at which earning assets may prepay. Net interest income also includes miscellaneous related items such as prepayment fees earned and debt issuance discounts.

The following table summarizes key components of net interest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Interest income
Advances	$1,421,468	$951,942	$3,824,973	$2,386,014
Investments	303,425	295,405	909,465	857,860
Mortgage loans held for portfolio	39,293	33,921	112,723	96,039
Other	163,346	78,024	403,164	181,520

Total	1,927,532	1,359,292	5,250,325	3,521,433

Interest expense
Consolidated obligations	1,692,922	1,149,017	4,568,065	2,922,233
Deposits	55,698	42,290	160,061	104,518
Other	8,525	9,823	23,504	31,975

Total	1,757,145	1,201,130	4,751,630	3,058,726

Net interest income before mortgage loan loss provision	$170,387	$158,162	$498,695	$462,707

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

In summary, SFAS 133 requires the Bank to record all derivatives at fair value and to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses applicable to the underlying hedged assets or liabilities may be recognized in a symmetrical manner. Therefore, SFAS 133 introduces the potential for the income statement to reflect considerable timing differences between the current market valuation of the hedge instruments and the delayed effect from related hedged assets or liabilities (which often are reflected as components of interest income or interest expense over time). Furthermore, the effect of certain hedging transactions using derivatives is spread throughout the income statement into captions other than net interest income.

Securities characterized as trading securities in the statement of condition are reported at fair value under SFAS 115. Net interest income includes the interest earned on these securities, which was $67.8 million and $216.1 million, respectively, for the three- and nine-month periods ended September 30, 2006 compared to $79.6 million and $238.7 million, respectively, for the same periods ended September 30, 2005. Changes in the fair value of these securities are reported as a separate component of other income. Management hedges the Bank’s exposure to these fair-value fluctuations, but the hedging activity does not qualify for hedge accounting treatment under SFAS 133. Because the hedge is intended to mirror the trading security, the interest component of the hedging instrument is reported in other income and offsets partially the amount of interest income earned on the trading securities, as one side of the derivative will mirror the interest received on the trading security with interest paid on the swap while the other side of the derivative will provide the interest received on the derivative (which is a variable rate representing LIBOR plus a spread). The hedging strategy for trading securities is to swap them into variable-rate instruments.

The table below outlines the overall effect of hedging activities on net interest income- and other income-related results. For a description regarding the individual interest components discussed below, see the Bank’s Form 10.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net interest income	$170,387	$158,162	$498,695	$462,707

Interest components of hedging activities included in net interest income:
Hedging advances	$172,045	$(37,451)	$388,387	$(315,563)
Hedging consolidated obligations	(235,415)	(9,304)	(580,497)	160,993
Hedging related amortization	(8,526)	(13,450)	(37,892)	(24,601)

Net decrease in net interest income	$(71,896)	$(60,205)	$(230,002)	$(179,171)

Interest components of derivative activity included in other income:
Purchased options	$1,364	$2,132	$4,739	$8,649
Synthetic macro funding	(2,945)	(3,100)	(8,298)	(10,956)
Trading securities	(3,890)	(29,420)	(29,198)	(107,738)
Other	28	36	82	96

Net decrease in other income	$(5,443)	$(30,352)	$(32,675)	$(109,949)

Spread and Yield Analysis

Net interest income is affected by the level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities. The spread and yield analysis provides certain information about the average balances of the Bank’s assets and liabilities as well as the average rates earned and paid on these assets and liabilities, respectively, for the three- and nine-month periods ended September 30, 2006 and 2005. Trading securities are included in the average balances of the “Long-term investments” category. Even though the securities are classified as trading at inception, the Bank has no obligation to trade them. The spread and yield analysis also presents spreads between yields on total interest-earning assets and the cost of interest-bearing liabilities and spreads between yields on total earning assets and the cost of total funding sources (interest-bearing liabilities plus capital plus other interest-free liabilities that fund earning assets).

Spread and Yield Analysis

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Federal funds sold	$11,323,952	$152,952	5.36%	$7,694,134	$68,639	3.54%
Interest-bearing deposits in banks	759,350	10,326	5.40%	1,079,902	9,290	3.41%
Long-term investments (1)	24,033,619	303,425	5.01%	24,647,563	295,405	4.75%
Advances	103,221,685	1,421,468	5.46%	106,151,482	951,942	3.56%
Mortgage loans held for portfolio (2)	3,036,802	39,293	5.13%	2,720,020	33,921	4.95%
Loans to other FHLBanks	4,967	68	5.43%	10,402	95	3.62%

Total interest-earning assets	142,380,375	1,927,532	5.37%	142,303,503	1,359,292	3.79%

Allowance for credit losses on mortgage loans	(529)			(900)
Other assets	2,517,502			2,188,327

Total assets	$144,897,348			$144,490,930

Liabilities and Capital
Demand and overnight deposits	$4,002,711	52,465	5.20%	$4,812,744	41,100	3.39%
Term deposits	25,198	325	5.12%	32,901	282	3.40%
Other interest-bearing deposits	216,145	2,908	5.34%	99,493	908	3.62%
Short-term borrowings	6,855,857	90,155	5.22%	9,374,419	80,430	3.40%
Long-term debt	123,719,696	1,603,096	5.14%	118,942,710	1,068,646	3.56%
Other borrowings	631,404	8,196	5.15%	1,250,329	9,764	3.10%

Total interest-bearing liabilities	135,451,011	1,757,145	5.15%	134,512,596	1,201,130	3.54%

Noninterest-bearing deposits	26,289			90,546
Other liabilities	2,975,541			3,767,178
Total capital	6,444,507			6,120,610

Total liabilities and capital	$144,897,348			$144,490,930

Net interest income and net yield on interest-earning assets		$170,387	0.47%		$158,162	0.45%

Interest rate spread (3)			0.22%			0.25%

Average interest-earning assets to interest-bearing liabilities			105.12%			105.79%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	For the three months ended September 30, 2006 and 2005, the interest rate spread would have been approximately 0.48% and 0.46% respectively, if hedges had not been used to mitigate interest rate fluctuations; however, the Bank’s duration of equity and sensitivity to interest rate risk would have been significantly higher.

Spread and Yield Analysis

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Federal funds sold	$10,096,170	$377,260	5.00%	$6,760,283	$155,260	3.07%
Interest-bearing deposits in banks	678,674	25,806	5.08%	1,148,200	26,061	3.03%
Long-term investments (1)	24,238,935	909,465	5.02%	23,860,490	857,860	4.81%
Advances	101,247,750	3,824,973	5.05%	101,544,503	2,386,014	3.14%
Mortgage loans held for portfolio (2)	2,936,527	112,723	5.13%	2,580,349	96,039	4.98%
Loans to other FHLBanks	2,516	98	5.21%	8,267	199	3.22%

Total interest-earning assets	139,200,572	5,250,325	5.04%	135,902,092	3,521,433	3.46%

Allowance for credit losses on mortgage loans	(535)			(806)
Other assets	2,312,354			2,023,289

Total assets	$141,512,391			$137,924,575

Liabilities and Capital
Demand and overnight deposits	$4,203,789	151,436	4.82%	$4,626,446	100,888	2.92%
Term deposits	29,088	1,042	4.79%	33,073	725	2.93%
Other interest-bearing deposits	201,926	7,583	5.02%	130,783	2,905	2.97%
Short-term borrowings	7,410,665	269,407	4.86%	7,787,463	173,020	2.97%
Long-term debt	120,125,158	4,299,264	4.79%	114,461,692	2,749,371	3.21%
Other borrowings	638,490	22,898	4.79%	1,352,413	31,817	3.15%

Total interest-bearing liabilities	132,609,116	4,751,630	4.79%	128,391,870	3,058,726	3.19%

Noninterest-bearing deposits	31,434			85,142
Other liabilities	2,593,137			3,607,283
Total capital	6,278,704			5,840,280

Total liabilities and capital	$141,512,391			$137,924,575

Net interest income and net yield on interest-earning assets		$498,695	0.48%		$462,707	0.46%

Interest rate spread (3)			0.25%			0.27%

Average interest-earning assets to interest-bearing liabilities			104.97%			105.85%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	For the nine months ended September 30, 2006 and 2005, the interest rate spread would have been approximately 0.52% and 0.49% respectively, if hedges had not been used to mitigate interest rate fluctuations; however, the Bank’s duration of equity and sensitivity to interest rate risk would have been significantly higher.

The primary factor contributing to the three basis-point and two basis-point decrease in interest-rate spread between the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, was that the rate on interest-bearing liabilities increased by more than the rate on interest-earning assets. This decrease in interest-rate spread occurred primarily because of the Bank’s positive duration of equity at September 30, 2006, which meant that the liabilities repriced more frequently than the assets.

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

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense during the three- and nine-month periods ended September 30, 2006 compared to the same periods ended September 30, 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 vs. 2005			2006 vs. 2005
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
	(In thousands)
Increase (decrease) in interest income:
Federal funds sold	$40,347	$43,966	$84,313	$97,769	$124,231	$222,000
Interest-bearing deposits in banks	(3,299)	4,335	1,036	(13,371)	13,116	(255)
Long-term investments	(7,483)	15,503	8,020	13,765	37,840	51,605
Advances	(26,963)	496,489	469,526	(6,993)	1,445,952	1,438,959
Mortgage loans held for portfolio	4,063	1,309	5,372	13,595	3,089	16,684
Loans to other FHLBanks	(62)	35	(27)	(184)	83	(101)

Total	6,603	561,637	568,240	104,581	1,624,311	1,728,892

Increase (decrease) in interest expense:
Demand and overnight deposits	(7,803)	19,168	11,365	(9,955)	60,503	50,548
Term deposits	(77)	120	43	(96)	413	317
Other interest-bearing deposits	1,424	576	2,000	2,061	2,617	4,678
Short-term borrowings	(25,468)	35,193	9,725	(8,748)	105,135	96,387
Long-term debt	44,499	489,951	534,450	142,150	1,407,743	1,549,893
Other borrowings	(6,202)	4,634	(1,568)	(21,214)	12,295	(8,919)

Total	6,373	549,642	556,015	104,198	1,588,706	1,692,904

Increase in net interest income	$230	$11,995	$12,225	$383	$35,605	$35,988

Other Income (Loss)

The following table presents other income (loss) for the three- and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	2006/2005	2006	2005	2006/2005
	(In thousands)
Other income (loss):
Service fees	$565	$755	$(190)	$1,741	$2,138	$(397)
Net gain (loss) on trading securities	98,661	(144,823)	243,484	(81,251)	(149,788)	68,537
Net (loss) gain on derivatives and hedging activities	(92,542)	112,295	(204,837)	90,879	79,871	11,008
Other	30	304	(274)	472	1,252	(780)

Total	$6,714	$(31,469)	$38,183	$11,841	$(66,527)	$78,368

The Bank’s net gain (loss) on trading securities and net (loss) gain on derivatives and hedging activities comprise the majority of other income (loss). The Bank economically hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the three- and nine-month periods ended September 30, 2006 and 2005 was offset by market-value changes in the related derivatives. The overall changes in other income (loss) during the periods were caused primarily by the adjustments required to report trading securities at fair value, as required by SFAS 115, and hedging-related adjustments required by SFAS 133, which are reported in the overall hedging activities (including those related to trading securities). The Bank’s portfolio of investments classified as trading experienced a net gain of $98.7 million and a net loss of $81.3 million, respectively, for the three- and nine-month periods ended September 30, 2006 compared to net losses of $144.8 million and $149.8 million, respectively, for the same periods ended September 30, 2005. The net gain for the three-month period and decrease in loss for the nine-month period are due to falling interest rates in the portion of the yield curve pertaining to the maturities of the trading securities.

The following table summarizes one component of other income, net (loss) gain on derivatives and hedging activities, for the three- and nine-month periods ended September 30, 2006 and 2005. When hedging, both the derivative instrument and the related asset or liability are marked to market and net (loss) gain on derivatives and hedging activities reflects the degree of ineffectiveness in the hedging activity, which can be either favorable or unfavorable to net income at any particular point. Net (loss) gain on derivatives and hedging activities also includes the interest component for hedging activity not qualifying for hedge accounting treatment under SFAS 133.

Net (Loss) Gain on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Three Months Ended September 30, 2006

Interest-related	$—	$(1,581)	$(3,890)	$—	$—	$28	$(5,443)
Fair-value hedge qualifying under SFAS 133	20,696	—	—	—	(3,616)	—	17,080
Economic hedges and other	—	(2,683)	(101,546)	72	—	(22)	(104,179)

Total gain (loss)	$20,696	$(4,264)	$(105,436)	$72	$(3,616)	$6	$(92,542)

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Three Months Ended September 30, 2005

Interest-related	$—	$(968)	$(29,420)	$—	$—	$36	$(30,352)
Fair-value hedge qualifying under SFAS 133	16,496	—	—	—	(15,774)	—	722
Economic hedges and other	—	(3,020)	145,029	(56)	—	(28)	141,925

Total gain (loss)	$16,496	$(3,988)	$115,609	$(56)	$(15,774)	$8	$112,295

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Nine Months Ended September 30, 2006

Interest-related	$—	$(3,559)	$(29,198)	$—	$—	$82	$(32,675)
Fair-value hedge qualifying under SFAS 133	36,322	—	—	—	3,486	—	39,808
Economic hedges and other	—	4,012	80,114	(223)	—	(157)	83,746

Total gain (loss)	$36,322	$453	$50,916	$(223)	$3,486	$(75)	$90,879

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
	(In thousands)
Nine Months Ended September 30, 2005

Interest-related	$—	$(2,307)	$(107,738)	$—	$—	$96	$(109,949)
Fair-value hedge qualifying under SFAS 133	40,062	—	—	—	(6,424)	—	33,638
Economic hedges and other	—	(2,361)	158,783	(175)	—	(65)	156,182

Total gain (loss)	$40,062	$(4,668)	$51,045	$(175)	$(6,424)	$31	$79,871

Non-interest Expense

The following table presents non-interest expense for the three- and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005	2006/2005	2006	2005	2006/2005
	(In thousands)
Other expense:
Salaries and employee benefits	$13,979	$11,117	$2,862	$41,373	$33,046	$8,327
Occupancy cost	923	897	26	2,683	2,400	283
Other operating expenses	8,417	5,892	2,525	22,093	20,370	1,723

Total operating expenses	23,319	17,906	5,413	66,149	55,816	10,333

Finance Board and Office of Finance	1,949	1,980	(31)	5,856	5,633	223
Other	388	687	(299)	2,531	1,958	573

Total	25,656	20,573	5,083	74,536	63,407	11,129

Assessments:
Affordable Housing Program	12,543	8,871	3,672	36,166	27,927	8,239
REFCORP	27,741	19,447	8,294	79,945	60,923	19,022

Total	40,284	28,318	11,966	116,111	88,850	27,261

Total non-interest expense	$65,940	$48,891	$17,049	$190,647	$152,257	$38,390

Non-interest expense during the three- and nine-month periods ended September 30, 2006 was $65.9 million and $190.6 million, respectively, an increase of $17.0 million and $38.4 million, respectively, compared to the same periods ended September 30, 2005. The key factors in these increases were the REFCORP assessment, which is established as a fixed percent of GAAP income, and the AHP assessment, which is established as a fixed percent of regulatory income. The increase in operating expenses during the three- and nine-month periods ended September 30, 2006 compared to the same periods ended September 30, 2005 reflects increased staffing and system expenses for compliance with the relevant provisions of the Sarbanes-Oxley Act of 2002 and the Bank’s risk management, compliance and internal control activities.

Liquidity and Capital Resources

The Bank has two types of liquidity requirements that are discussed in further detail below. The Bank meets its liquidity needs from both asset and liability sources, primarily through consolidated obligation issuances, and also from deposits and investment activity.

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

Contingent Liquidity

The Bank’s principal source of liquidity is the issuance of consolidated obligations. The business activities of the Bank depend on its ability to access the capital markets. The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days assuming restricted debt market access. In addition, Finance Board regulations and the Bank’s Risk Management Policy (“RMP”) require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with this liquidity regulation as of September 30, 2006.

In addition, the Bank’s RMP requires it to maintain a positive value for the following calculation:

Marketable non-advance assets maturing in one year or less

+Cash plus overnight federal funds sold from prior day

+All non-advance assets maturing in seven days or less

+95 percent of agency securities available for repurchase

+85 percent of non-agency securities available for repurchase

+75 percent of irrevocable lines of credit for second-highest ranking category/Nationally Recognized Statistical Rating Organization

= Total contingency liquidity available

-Total liability maturities over the next seven days

-50 percent of total deposits

-100 percent of debt that is to be called over the next seven days

= Net contingency liquidity.

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

Each FHLBank has joint and several liability for all consolidated obligations issued on its behalf by the Office of Finance. Accordingly, should one or more of the FHLBanks be unable to satisfy its portion of the payment obligations under the consolidated obligations, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligations, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2006 or December 31, 2005. As of September 30, 2006, the FHLBanks had $958.0 billion in aggregate principal amount of consolidated obligations issued and outstanding, $131.3 billion of which was attributable to the Bank.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member typically uses these standby letters of credit as a short-term financing arrangement. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to a collateralized advance to the member. As of September 30, 2006, the Bank had outstanding standby letters of credit of approximately $1.2 billion with original terms of one to 15 years, with the longest final expiration currently in 2017. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Risk Management

A discussion of the Bank’s risk management is described in detail in the Bank’s Form 10.

Critical Accounting Policies and Estimates

The Bank’s critical accounting policies and estimates are described in detail in the Bank’s Form 10. There have been no material changes to these policies and estimates during the period reported.

Recent Accounting Guidance

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements Nos. 133 and 140 (“SFAS 155”). SFAS 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk, and (e) amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”), to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and may be applied on an instrument-by-instrument basis. The Bank adopted SFAS 155 effective January 1, 2006; however, the Bank has not elected to use the fair value option on any transactions either prior to or after January 1, 2006. Thus, the adoption of the standard did not affect the financial condition or results of operations of the Bank.

On September 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and DIG Issue B39, Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor. DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c), to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The Bank adopted DIG Issues B38 and B39 effective January 1, 2006 with no material effect on its results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-An Amendment of FASB Statement No. 140 (“SFAS 156”). SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be measured initially at fair value, if practicable. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Bank does not expect SFAS 156 to have a material effect on its results of operations or financial condition at the time of adoption. The Bank intends to adopt SFAS 156 as of January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank has not yet determined the effect, if any, that the implementation of SFAS 157 will have on its results of operations or financial condition. The Bank intends to adopt SFAS 157 as of January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance regarding the appropriate treatment of the carryover or reversal of prior year misstatements in assessing the materiality of a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. The Bank does not expect SAB 108 to have a material effect on its results of operations or financial condition at the time of adoption. The Bank intends to adopt SAB 108 as of December 31, 2006.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires an employer to recognize on its balance sheet an asset or liability equal to the overfunded or underfunded benefit obligation (projected benefit obligation for pensions and accumulated postretirement benefit obligation for other postretirement benefits) of each defined benefit pension and other postretirement plan, other than a multiemployer plan. The resulting balance sheet adjustment, which will be recorded annually absent an interim remeasurement, is offset by a corresponding adjustment to other accumulated comprehensive income. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and any transition asset or obligation that has not yet been amortized as a component of net periodic benefit cost, are adjusted as they are subsequently recognized as components of net periodic benefit cost. Net periodic benefit cost will continue to be measured and recognized as in the past. SFAS 158 also eliminates the ability to use an early measurement date for defined benefit plan assets and obligations. Under SFAS 158, defined benefit plan assets and obligations will be measured as of the date of the employer’s fiscal year-end statement of financial position, with limited exceptions. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of position is effective for fiscal years ending after December 15, 2008. The Bank does not believe that the effect of the implementation of SFAS 158 will be material. The Bank intends to adopt SFAS 158 as of December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates can have a direct effect on the value of the Bank’s assets and the assets of the Bank’s members. As a result of the volume of interest-earning assets and interest-bearing liabilities held by the Bank, interest-rate risk is the market risk to which the Bank is exposed primarily and which can have the greatest effect on the Bank’s financial condition and results of operations.

Interest-rate Risk Management. Interest-rate risk represents the risk that the aggregate market value or estimated net fair value of the Bank’s asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be reduced significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms. These include repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever asset and liability repricing terms are not synchronized, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently. Basis risk occurs when the relationships between interest-

rate curves for different financial instruments change. Option risk results when assets or liabilities contain prepayment options not controllable by the Bank.

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

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of September 30, 2006		As of December 31, 2005
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
	( In thousands)
Advances:
Fair value	$63,856,913	$388,229	$61,404,695	$304,574
Economic	1,325,900	63	1,175,000	(40)

Total	65,182,813	388,292	62,579,695	304,534

Investments:
Economic	7,760,466	(129,270)	9,376,169	(190,969)

Total	7,760,466	(129,270)	9,376,169	(190,969)

MPF/MPP loans:
Stand alone delivery commitments	1,985	8	10,406	10

Total	1,985	8	10,406	10

Consolidated obligations bonds:
Fair value	98,294,112	(750,739)	92,103,834	(1,214,426)
Economic	429,500	(1,790)	339,500	(1,919)

Total	98,723,612	(752,529)	92,443,334	(1,216,345)

Intermediary positions:
Intermediaries	486,327	234	406,168	430

Total	486,327	234	406,168	430

Total notional and fair value	$172,155,203	$(493,265)	$164,815,772	$(1,102,340)

Total derivatives excluding accrued interest		$(493,265)		$(1,102,340)
Accrued interest		28,257		41,450

Net derivative balance		$(465,008)		$(1,060,890)

Net derivative assets balance		$247,494		$162,492
Net derivative liabilities balance		(712,502)		(1,223,382)

Net derivative balance		$(465,008)		$(1,060,890)

The Bank measures interest-rate risk exposure by various methods, including calculating the duration of assets, liabilities, and equity under various scenarios. The primary tools the Bank currently uses to manage its market-risk exposure are multiscenario duration measurements and policy limitations. The Bank evaluates and manages both the asset-liability duration gap and the duration of equity on a regular basis. The table below reflects the Bank’s duration exposure measurements as calculated in accordance with the Bank’s RMP.

Duration Exposure

(In months)

	As of September 30, 2006			As of December 31, 2005
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	7.3	7.1	5.1	7.4	7.2	4.0
Liabilities	6.6	6.6	5.4	6.7	6.9	5.8
Equity	23.4	19.2	(1.4)	25.3	15.0	(37.0)
Duration gap	0.7	0.5	(0.3)	0.7	0.3	(1.8)

As shown in the table above, as of September 30, 2006, the Bank’s duration of equity was slightly higher than at December 31, 2005 due to general increases in interest rates. The Bank’s base-case duration gap was slightly higher than at December 31, 2005 due to the Bank’s asset duration lengthening due to an increase in interest rates while the Bank’s duration of liabilities declined as liabilities rolled down the maturity curve.

In addition to the +/- 200 basis point shifts required by the Bank’s RMP, management has determined that it is prudent to consider interest-rate movements of a lesser magnitude to better determine the Bank’s interest rate sensitivity. The table below shows duration exposure to increases and decreases in interest rates in 50 basis-point increments as of September 30, 2006.

Additional Duration Exposure Scenarios

(In months)

	As of September 30, 2006
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	7.4	7.4	7.3	7.1	6.8	6.2	5.5
Liabilities	6.7	6.8	6.7	6.6	6.2	5.8	5.5
Equity	22.1	21.6	20.6	19.2	21.1	14.7	6.1
Duration gap	0.7	0.6	0.6	0.5	0.6	0.4	0.0

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

Market Value of Equity

	As of September 30, 2006			As of December 31, 2005
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
	(In millions)
Assets	$143,260	$145,025	$146,521	$142,109	$143,901	$145,253
Liabilities	137,377	138,929	140,295	136,377	137,959	139,395
Equity	5,883	6,096	6,226	5,732	5,942	5,858

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

As of September 30, 2006, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures were not effective for the reasons more fully described below related to the unremediated material weakness in the Bank’s internal control over financial reporting.

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

Remediation

The Bank has taken the following actions to address the material weakness in the statement of cash flows:

•	The Bank has added more detailed descriptions and information to spreadsheet procedures related to the preparation of the statement of cash flows, such as detailing components of cash flow items that tie to the Bank’s general ledger groups, thus providing a better means of preparing, reviewing and auditing the statement of cash flows.

•	As part of its focus on enhancing the procedures related to the preparation of the statement of cash flows, the Bank has created a source list detailing where the information is sourced for each line item of the cash flow statement, to aid in the preparation and review of the sources for the cash flow items. The Bank also utilizes new checklists on a quarterly basis specific to the preparation of the statement of cash flows.

•	The Bank has compiled a document centralizing all of the accounting literature related to preparing the statement of cash flows. The Bank implemented training programs and providing literature for staff who aid in the preparation of the statement of cash flows.

•	The Bank has documented the detailed process flows and control evaluations that will be monitored on a quarterly basis regarding the preparation of the statement of cash flows.

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

Internal Control Over Financial Reporting

For the third quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

3.2	Revised and Restated Bylaws of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.2 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.

10.3	The Federal Home Loan Bank of Atlanta Credit and Collateral Policy, as amended.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Director of Accounting Operations pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer, Controller and Director of Accounting Operations pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: November 14, 2006	By	/s/ Raymond R. Christman
	Name:	Raymond R. Christman
	Title:	President and Chief Executive Officer