Form 10-K
period 2006-12-31
Federal Home Loan Bank of Atlanta
filed 2007-03-30
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51845

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class B Stock, par value $100

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2006, the aggregate par value of the stock held by current and former members of the registrant was approximately $6,122,864,700, and 61,228,647 total shares were outstanding as of that date. At January 31, 2007, 59,965,975 total shares were outstanding.

Important Notice About Information in this Annual Report

In this annual report on Form 10-K, which we refer to as this “Report,” unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 12 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the Federal Home Loan Bank System, as regulated by the Federal Housing Finance Board, or the “Finance Board.” “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.

The information contained in this Report is accurate only as of the date of this Report and as of the dates specified herein.

The product and service names used in this Report are the property of the Bank and, in some cases, the other FHLBanks. Where the context suggests otherwise, the products, services, and company names mentioned in this Report are the property of their respective owners.

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements,” which include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	The Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix

•	Future performance, including profitability, developments, or market forecasts

•	Forward-looking accounting and financial statement effects.

It is important to note that the description of the Bank’s business is a statement about the Bank’s operations as of a specific date. It is not meant to be construed as a policy, and the Bank’s operations, including the portfolio of assets held by the Bank, are subject to reevaluation and change without notice.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, any one or more of the following factors:

•

Future economic and market conditions, including, for example, inflation and deflation, the timing and volume of market activity, general consumer confidence and spending habits, the strength of local economies in which the Bank conducts its business, and interest-rate changes that affect the housing markets

•	Demand for Bank advances resulting from changes in members’ deposit flows and credit demands, as well as from other sources of funding and liquidity available to members

•

Volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for the obligations of Bank members and counterparties to interest-rate exchange agreements and similar agreements

•	The risks of changes in interest rates on the Bank’s interest-rate sensitive assets and liabilities

•

Changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in generally accepted accounting principles, or “GAAP,” and related industry practices and standards, or the application thereof

•

Political, national, and world events, including acts of war, terrorism, natural disasters or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulator, and/or investors in the consolidated obligations of the 12 FHLBanks

•	Competitive forces, including other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals

•

The Bank’s ability to develop, implement, promote the efficient performance of, and support technology and information systems, including the Internet, sufficient to measure and manage effectively the risks of the Bank’s business

•

Changes in investor demand for consolidated obligations of the FHLBanks and/or the terms of interest-rate exchange agreements and similar agreements, including changes in investor preference and demand for certain terms of these instruments, which may be less attractive to the Bank, or which the Bank may be unable to offer

•

The Bank’s ability to introduce, support, and manage the growth of new products and services and to manage successfully the risks associated with those products and services, including new types of collateral securing advances

•

The availability from acceptable counterparties, upon acceptable terms, of options, interest-rate and currency swaps, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes

•	The uncertainty and costs of litigation, including litigation filed against one or more of the 12 FHLBanks

•	Changes in the FHLBank Act or Finance Board regulations that affect FHLBank operations and regulatory oversight

•	Adverse developments or events, including financial restatements, affecting or involving one or more other FHLBanks or the FHLBank System in general

•	Other factors and other information discussed herein under the caption “Risk Factors” and elsewhere in this Report, as well as information included in the Bank’s future filings with the SEC.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, those risk factors provided under Item 1A of this Report and in future reports and other filings made by the Bank with the SEC. The Bank operates in a changing economic environment, and new risk factors emerge from time to time. Management cannot predict any new factors, nor can it assess the effect, if any, of any new factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

All written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. The Bank has no obligation and does not undertake publicly to update, revise, or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which these statements otherwise are made, whether as a result of new information, future events, or otherwise, except as may otherwise be required by law.

PART I

Item 1.	Business.

Overview

The Bank is a federally chartered corporation and one of 12 district FHLBanks. The FHLBanks, along with the Finance Board and the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (“GSEs”) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions and insurance companies chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s stock is owned entirely by current or former members and is not publicly traded. As of December 31, 2006, the Bank’s membership totaled 1,210 financial institutions, comprising 889 commercial banks, 139 savings banks, 44 thrifts, 130 credit unions, and 8 insurance companies.

The primary function of the Bank is to provide a readily available, competitively priced source of funds to these member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of residential mortgage and community investment credit. In addition, the Bank gives members a means of selling to the Bank home mortgage loans satisfying prescribed criteria through its mortgage purchase programs.

A primary source of funds for the Bank is proceeds from the sale to the public of FHLBank debt instruments, known as “consolidated obligations,” or “COs,” which are the joint and several obligations of all of the FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funds to the Bank. The Bank accepts deposits from both member and eligible nonmember financial institutions and federal instrumentalities. The Bank also provides members and nonmembers with correspondent banking services such as safekeeping, wire transfer, and cash management.

The Bank is exempt from ordinary federal, state, and local taxation, except real property taxes, and it does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

As of December 31, 2006, the Bank had total assets of $140.8 billion, total advances of $101.5 billion, total deposits of $4.6 billion, total consolidated obligations of $127.0 billion, and a retained earnings balance of $406.4 million. The Bank’s net income for the year ended December 31, 2006 was $414.2 million. The Bank’s credit rating as of December 31, 2006 was AAA as determined by Standard & Poor’s Rating Services (“S&P”) and Aaa as determined by Moody’s Investors Service (“Moody’s”).

The Finance Board, an independent agency in the executive branch of the United States government, supervises and regulates the Bank to ensure that it carries out its housing finance mission, remains adequately capitalized, is able to raise funds in the capital markets, and operates in a financially safe and sound manner.

The Finance Board established the Office of Finance, a joint office of the 12 FHLBanks. The Office of Finance facilitates the issuing and servicing of the consolidated obligations, serves as a source of information on capital market developments, administers the Resolution Funding Corporation (refer below to “Taxation/Assessments”) and the Financing Corporation, and assists the FHLBanks in their relationship with the rating agencies as it relates to consolidated obligations.

Products and Services

The Bank’s products and services include the following:

•	Credit Products

•	Mortgage Asset Purchase Programs

•	Community Investment Services

•	Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include both advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans to members and eligible state housing finance agencies, called housing associates. The book value of the Bank’s outstanding advances was $101.5 billion and $101.3 billion as of December 31, 2006 and 2005, respectively. Advances represented approximately 72.1 percent and 70.7 percent of total assets as of December 31, 2006 and 2005, respectively, and generated 73.1 percent and 68.7 percent of total interest income for the years ended December 31, 2006 and 2005, respectively.

Advances serve as a funding source to the Bank’s members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

The Bank does not restrict the purpose for which members may use advances, other than indirectly through limitations on eligible collateral. Generally, member institutions use the Bank’s advances for one or more of the following purposes:

•	Providing funding for single-family mortgages and multifamily mortgages held in the member’s portfolio, including both conforming and nonconforming mortgages

•	Providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market

•	Providing funding for commercial real estate loans

•	Assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member’s balance sheet to interest-rate changes

•	Providing a cost-effective alternative to meet contingent liquidity needs.

Under Finance Board regulations, the Bank may make long-term advances only for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which include, for community financial institutions, small business loans, small farm loans, and small agri-business loans, each as defined by the regulation.

The Bank ensures that it has a security interest in eligible collateral to secure a member’s advance at the time it originates or renews an advance. Eligible collateral is defined by the Bank’s credit and collateral policy, the FHLBank Act, and Finance Board regulations. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral by filing a UCC-1 financing statement before making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank also may require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

The Bank assesses member creditworthiness and financial condition typically on a quarterly basis to determine the term and maximum dollar amount of the advances the Bank will lend to a particular member and periodically revalues the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests.

Pursuant to its regulations, the Federal Deposit Insurance Corporation (“FDIC”) has recognized the priority of an FHLBank’s security interest under the FHLBank Act, and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution.

To ensure that advances are secured fully, the Bank discounts each type of eligible collateral. The collateral discount process takes into consideration risk factors the Bank may encounter in liquidating the collateral to obtain repayment of an advance in the event of a member’s default.

The following table describes the most common, standard advance products that the Bank offered at December 31, 2006:

Product	Description	Maturity	Percent of Advances

Adjustable Rate Credit (ARC Advance)	Long-term financing with rate resets at periodic intervals	Up to 10 years	22.5

Fixed Rate Credit (FRC Advance)	Fixed-rate funds with principal due at maturity	From 1 month to 10 years; may be shorter or longer if requested	20.7

Daily Rate Credit	Short-term funding similar to federal funds lines	From 1 day to 24 months	3.5

Advances also are typically customized to fit member needs. The Bank’s customized advances include, among other products, the following:

Callable Advance. The callable advance is a fixed- or variable-rate advance with a fixed maturity and the option for the member to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity of up to 15 years with options from three months to 15 years.

Hybrid Advance. The hybrid advance is a fixed- or variable-rate advance that allows the inclusion of interest-rate caps and/or floors.

Convertible Advance. During the year ended December 31, 2006, the Bank also offered two types of convertible advances. Under one form of the Bank’s convertible advances, the Bank purchased a put option from the member that allowed the Bank to terminate the fixed-rate advance on certain specified dates, which the Bank normally would exercise when interest rates increased. Under the second form of the Bank’s convertible advances, which has become the only form of convertible advances offered by the Bank since September 2006, the Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank’s options under both types of convertible advances were Bermudan or European. The Bank offered these products with a maturity of up to 15 years with options from three months to 15 years.

Capped and Floored Advances. The capped advance includes an interest-rate cap, while the floored advance includes an interest-rate floor. The interest rate on the advance adjusts according to the difference between the interest-rate cap/floor and the established index. The Bank offers this product with a maturity of one year to 15 years.

Expander Advance. The expander advance is a fixed-rate advance with a fixed maturity and an option by the borrower to increase the amount of the advance in the future at a predetermined interest rate. The option may be Bermudan or European. The Bank has established internal limits on the amount of such options that may be sold to mature in any given quarter. The Bank offers this product with a maturity of two years to 30 years with an option exercise date that can be set from one month to 10 years.

The following table sets forth the par amount of these customized advances outstanding (in thousands):

	As of December 31,
	2006	2005
Callable advances	$4,000	$75,000
Hybrid advances	28,988,300	29,140,314
Convertible advances	24,034,230	25,114,900
Capped/floor advances	5,755,500	6,585,500
Expander advances	559,000	136,500

The Bank establishes advance prices using the Bank’s cost of funds and the interest-rate swap market. The Bank uses a tier-based pricing methodology. In 2006, the Bank changed its tier methodology from a three-tiered method to a two-tiered method, with one pricing tier below $5 million and one above $5 million. The Bank establishes prices for these tiers each day and then adjusts them during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in all advance transactions except Daily Rate Credit advances. With respect to callable advances, prepayment fees apply to prepayments on a date other than an option exercise date(s). The prepayment fee is intended to make the Bank economically indifferent to a borrower’s decision to prepay an advance before maturity or, with respect to callable advances, on a date other than an option exercise date.

In addition to making advances to member institutions, the Bank makes advances to nonmembers that are approved mortgagees, or “housing associates,” under Title II of the National Housing Act. Housing associates must be legally chartered and subject to inspection and supervision by a governmental agency. Additionally, their principal activity in the mortgage field must be the lending of their own funds. Housing associates are not subject to certain provisions of the FHLBank Act applicable to members, such as the capital stock purchase requirements. However, with respect to advances, housing associates generally are subject to similar regulatory and policy requirements, except that most advances to housing associates are collateralized by cash and securities. Advances to housing associates represented $21.6 million and $320.6 million of the outstanding advances as of December 31, 2006 and 2005, respectively. The advances made by the Bank to these borrowers are secured by collateral with an estimated value in excess of the book value of those advances. Therefore, the Bank presently does not expect to incur any credit losses on these advances.

The following table presents information on the Bank’s 10 largest borrowers (in thousands):

10 Largest Borrowers

As of December 31, 2006

Institution	City, State	Advances Par Value	Percentage of Total Advances	Weighted Average Interest Rate(*)
Countrywide Bank, N.A.	Alexandria, VA	$28,150,000	27.61	4.68%
SunTrust Bank	Atlanta, GA	7,426,566	7.29	5.17%
BB&T of NC	Winston-Salem, NC	7,018,072	6.89	4.93%
BankUnited, F.S.B.	Coral Gables, FL	5,789,350	5.68	4.86%
E*Trade Bank	Arlington, VA	4,869,000	4.78	5.15%
Regions Bank	Birmingham, AL	2,686,467	2.64	5.21%
Citibank, N.A.**	Las Vegas, NV	2,600,000	2.55	3.74%
Compass Bank	Birmingham, AL	2,206,276	2.16	5.33%
Wachovia Bank, N.A.***	Charlotte, NC	2,013,839	1.98	5.38%
RBC Centura Bank	Rocky Mount, NC	1,989,863	1.95	4.77%
Subtotal (10 largest borrowers)		64,749,433	63.53	4.85%
Subtotal (all other borrowers)		37,164,569	36.47	4.82%
Total		$101,914,002	100.00	4.84%

*	The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.
**	Nonmember borrower (successor by merger to Citibank, Federal Savings Bank, Reston, VA).
***	Nonmember borrower (successor by merger to First Union Direct Bank, Augusta, GA).

A description of the Bank’s credit risk management and valuation methodology as it relates to its advance activity is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. The Bank had approximately $1.4 billion and $813.5 million of outstanding standby letters of credit as of December 31, 2006 and 2005, respectively.

Mortgage Asset Purchase Programs

The Bank offers mortgage asset purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. The Finance Board has authorized the Bank to hold acquired member assets under the Mortgage Partnership Finance® Program

(“MPF® Program”) and the Mortgage Purchase Program (“MPP”). Under both the MPF Program and MPP, the Bank purchases loans directly from participating members (“PFIs”) and not through an intermediary such as a trust. The loans consist of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may include qualifying conventional conforming, government Federal Housing Administration (“FHA”) insured, and Veterans Administration (“VA”) guaranteed fixed-rate mortgage loans. Before 2006, the Bank also purchased loans through its Affordable Multifamily Participation Program, which is discussed later in this section.

The Bank plans for slow, modest growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program through its marketing efforts. The Bank intends to emphasize MPP because the Bank has more control over all aspects of this program, including pricing and back-office operations, as opposed to the MPF Program, which is run by FHLBank Chicago.

The Finance Board currently limits the Bank’s authority to purchase assets under the MPP and MPF Program to an amount not to exceed $7 billion. Historically, the purpose of the cap was to ensure that the Bank had controls in place to manage significant mortgage volume. Although the Bank believes that such controls are now in place, the Bank has not requested that the Finance Board lift the cap because there is sufficient capacity under the cap to meet the Bank’s current growth plans for mortgage purchases.

The Finance Board has provided interpretive guidance that an FHLBank may sell loans acquired through its mortgage purchase programs, so long as it also sells the related credit enhancement obligation, which is discussed below. The Bank is not currently selling loans it has acquired through its mortgage purchase programs.

The following table identifies the PFIs from which the Bank has made more than 10 percent of its mortgage purchases through the above programs.

	For the Years Ended December 31,
	2006		2005
	Percent of total MPF	Percent of total MPP	Percent of total MPF	Percent of total MPP
BB&T	81.48	*	77.13	*
First Federal Savings & Loan Association of Charleston	14.75	*	13.48	*
First Federal Savings Bank of Florida	*	38.42	*	20.48
Lee Financial Corporation	*	22.35	*	48.84
Indian River National Bank	*	*	*	10.46
Plantation Federal Bank	*	12.83	*	*
EvaBank	*	11.33	*	*

*	Represents less than 10 percent.

The Bank requires each PFI to make certain representations and warranties to the Bank indicating that it meets the various requirements set forth in the program guides and documents for MPF Program and MPP. If a PFI breaches its representations or warranties with respect to a loan that the PFI sold to the Bank, the Bank may require the PFI to repurchase such mortgage loan. During 2006, PFIs repurchased four loans from the Bank related to the MPF Program with outstanding principal and interest of approximately $590 thousand and three loans were repurchased from the Bank related to MPP with outstanding principal and interest of approximately $527 thousand.

Mortgage loans purchased under the MPF Program and MPP must comply with the underwriting and eligibility standards set forth in the MPF Program origination guide, that the FHLBank Chicago established and maintains, and MPP guidelines, respectively. PFIs are free to use an approved automated underwriting system or to underwrite loans manually when originating or acquiring loans. A description of the MPF Program and MPP underwriting and eligibility standards and credit risk management is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

MPF Program

Introduction

Under the MPF Program, a PFI that originates or purchases fixed-rate residential mortgages sells them to the Bank under a master commitment. PFIs must apply specifically to participate in the program and are subject to eligibility requirements. The PFI shares in the credit risk of the loans it sells to the Bank, for which the PFI receives a credit enhancement fee, described below.

FHLBank Chicago developed the MPF Program and, as the MPF provider, is responsible for providing transaction processing services, including the development and maintenance of the origination, back-office support and systems for the program, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. The fee ranges, based on volume, from 3.5 to 5 basis points of the aggregate outstanding principal balance of the Bank’s MPF Program loans at the end of the previous month.

The Bank is responsible for marketing the program to its members and for funding the loans it acquires through the program. Under the MPF Program, FHLBank Chicago sets the rates and the fees and administers delivery commitments with the Bank’s members. The Bank currently does not, and does not intend to, purchase participation interests under the MPF Program from other FHLBanks.

Typically, a PFI will sign one master commitment to cover all of the loans the PFI intends to deliver to the Bank during the time period specified in the master commitment, usually one year. The PFI is not obligated to deliver loans against established master commitments, and the Bank is not obligated to purchase loans under a master commitment. However, a PFI may sell loans to the Bank through mandatory delivery commitments, which provide a predetermined price and dollar amount of loans that the PFI must deliver within a specified period. If the PFI fails to deliver loans in accordance with the terms of a mandatory delivery commitment, the Bank charges the PFI a fee to compensate it for its exposure to adverse market movements.

Under the MPF Program, PFIs may retain or sell servicing to third parties. The Bank must approve any servicer, including a member-servicer, and any transfers of servicing to third parties. FHLBank Chicago acts as the master servicer for the Bank. The PFIs or servicers are responsible for servicing loans in accordance with the MPF Program servicing guide which is maintained by FHLBank Chicago as the MPF provider. The PFI or servicer must have a qualified staff and maintain adequate facilities and systems to service loans. The PFI or servicer must maintain a fidelity bond and errors and omissions insurance as required by the MPF Program servicing guide. The PFIs or servicers are responsible for all costs to service mortgage loans on behalf of the Banks. The Bank pays the PFI or servicer a servicing fee to perform these duties.

MPF Program Products

There are several different products available under the MPF® Program, which specify varying levels of loss allocation and credit enhancement structures. These products include: Original MPF®, MPF® 100, MPF® 125, and MPF® Plus. The following table shows the structure of the First Loss Account (“FLA”) and PFI credit enhancements for the MPF Program products that the Bank offers:

Product Name	FLA Size	Credit Enhancement Amount	Credit Enhancement Fee Paid to PFI	Credit Enhancement Fee Offset	Servicing Fee Retained by PFI

Original MPF®	Starts at zero and increases 3 to 5 basis points each year	Before FLA, up to AA rating	Typically 10 basis points per year	No	25 basis points per year

MPF® 100	100 basis points	After FLA, up to AA rating	7 to 10 basis points per year	Yes	25 basis points per year

MPF® 125	100 basis points	After FLA, up to AA rating	7 to 10 basis points per year	Yes	25 basis points per year

MPF® Plus	Calculated based upon expected loss	After FLA and SMI*, up to AA rating	13 to 14 basis points per year	Yes	25 basis points per year

*	SMI refers to supplemental mortgage insurance.

The following table shows the principal loan balances for certain of the Bank’s MPF Program products (in thousands):

	Original MPF®	MPF® 100	MPF® 125	MPF® Plus
As of December 31, 2006	$145,251	$2,878	$144,897	$2,265,448
As of December 31, 2005	145,900	3,665	165,183	2,146,397

Through another program, MPF® Government products, the Bank purchases FHA-insured and VA-guaranteed loans from PFIs. These government-insured loans are not subject to the credit enhancement structures described above for the MPF Program, and the S&P LEVELS ratings methodology is not applied to government-guaranteed loans purchased under this program. The Bank held $103.4 million and $85.0 million in FHA/VA loans under this program as of December 31, 2006 and 2005, respectively. As of December 31, 2006, there were four Bank PFIs active in the MPF Program, along with eight PFIs who currently are not active but have sold loans in the past. Of these active PFIs, one, BB&T, was among the Bank’s top 10 borrowers as of December 31, 2006.

MPP

The purpose and design of MPP is similar to the MPF program discussed above. However, because the Bank operates its MPP independently of other FHLBanks, it has greater control over the prices offered to its customers, the quality of customer service, the relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its direct regulatory relationship with the Finance Board.

The Bank was authorized to offer MPP in April 2003 and purchased the first loans under the program in August 2003. Under MPP, a PFI that originates or purchases fixed-rate residential mortgages may sell qualifying loans to the Bank under a master commitment. The Bank is responsible for the development and maintenance of the program including origination and underwriting standards, servicing, operational support, marketing MPP to its members and funding loans acquired through the program.

The PFIs may retain or sell servicing to third parties. The Bank does not service the loans, nor does it own any servicing rights. The Bank must approve any servicer, including a member-servicer, and any transfers of servicing to third parties. The PFIs or servicers are responsible for servicing loans, for which they receive a servicing fee, in accordance with the servicing guide. The Bank has appointed Washington Mutual Mortgage Securities Corp. as the MPP master servicer. As of December 31, 2006, there were nine Bank PFIs active in MPP, none of which were or are a top 10 borrower of the Bank.

The Bank also purchases FHA loans from PFIs. These government-guaranteed loans are not subject to the same credit enhancement structures as the MPP, and the S&P LEVELS ratings methodology is not applied to FHA loans purchased under this program. The Bank held no FHA loans under MPP as of December 31, 2006.

The principal balance of MPP loans held by the Bank was $322.8 million and $292.5 million as of December 31, 2006 and 2005, respectively.

Affordable Multifamily Participation Program

Before 2006, the Bank offered the Affordable Multifamily Participation Program (“AMPP”). Through AMPP, members and participants in housing consortia could sell to the Bank participations in loans on affordable multifamily rental properties. The Bank held AMPP loans with a principal balance of $24.1 million and $24.5 million as of December 31, 2006 and 2005, respectively. Starting in 2006, the Bank no longer purchases assets under this program but will retain its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory net income to its Affordable Housing Program (“AHP”), or such prorated sums based upon regulatory net income as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million. The Finance Board defines regulatory income as GAAP net income before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), and the assessment for AHP, but after the assessment for the Resolution Funding Corporation (“REFCORP”).

The AHP funds are used to make grants or subsidized advances to members to support housing for very low-income, low-income, and moderate-income individuals and families. The Bank’s AHP is a competitive program that supports projects that provide affordable housing to individuals and families whose incomes are at or below 80 percent of the area median income. In addition to the AHP, the Bank offers the following programs to provide affordable housing and promote community economic development:

•

The First-time Homebuyer Program, which provides grant assistance through member financial institutions to be used for down payment and closing costs to families at or below 80 percent of the area median income

•	The Community Investment Program, or “CIP,” and the Economic Development Program, or “EDP,” each of which provides the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods

•	The Economic Development and Growth Enhancement Program, or “EDGE,” which provides subsidized advances to members for specific community economic development projects.

For the years ended December 31, 2006 and 2005, AHP assessments were $47.0 million and $39.6 million, respectively. The Bank allocates up to 15 percent of its annual AHP contribution to fund the First-time Homebuyer Program. The Bank has budgeted a voluntary contribution of $2.0 million for 2007 and funded $2.7 million in 2006 for EDGE. The Bank’s expenditures on AMPP are not included in the Bank’s AHP contributions.

Cash Management and Other Services

The Bank provides a variety of services to help members meet day-to-day cash management needs. These services include daily investment accounts, disbursement accounts, settlement services, term deposits, ACH, and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank’s members.

The Bank also acts as an intermediary for its members that have limited or no access to the capital markets but need to enter into interest-rate exchange agreements. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank’s entering into an interest-rate exchange agreement with a member and then entering into a mirror-image interest-rate exchange agreement with one of the Bank’s approved counterparties. The interest-rate exchange agreements entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image interest-rate exchange agreements. The net result of the accounting for these interest-rate exchange agreements is not material to the operating results of the Bank. The Bank requires both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction.

Investments

The Bank maintains a portfolio of short-term and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitments to affordable housing and community investment, cover operating expenses and satisfy the Bank’s annual REFCORP assessment, discussed below. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments.

The Bank’s short-term and long-term investments were $11.3 billion and $23.8 billion, respectively, as of December 31, 2006, representing approximately 25.0 percent of total assets. These investments generated 24.8 percent of 2006 total interest income. The Bank’s short-term and long-term investments were $13.3 billion and $24.9 billion, respectively, as of December 31, 2005, representing approximately 26.7 percent of total assets. These investments generated 28.7 percent of 2005 total interest income.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of mortgage-backed securities (“MBS”) issued by government-sponsored mortgage agencies or that carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks.

The Bank’s MBS investment practice is to purchase MBS from a select group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. Government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is a dealer on the Bank’s list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS investment totaled $19.2 billion and $18.6 billion as of December 31, 2006 and 2005, respectively. The MBS balance as of December 31, 2006 and 2005 includes approximately $7.0 billion and $7.4 billion, respectively, in MBS issued by three of the Bank’s members and their affiliates.

Finance Board regulations prohibit the Bank from investing in any of the following securities:

•

Instruments such as common stock that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income people or communities

•	Instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks

•

Non-investment grade debt instruments, other than certain investments targeted to low-income people or communities and instruments that were downgraded to below an investment grade rating after purchase by the Bank

•

Whole mortgages or other whole loans, other than (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”); (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the FHLBank Act.

In addition, Finance Board regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Board prohibits the Bank from purchasing any of the following:

•	Interest-only or principal-only stripped MBS, collateralized mortgage obligations (“CMOs”), and real estate mortgage investment conduits (“REMICs”)

•	Residual-interest or interest-accrual classes of CMOs and REMICs

•

Fixed-rate or variable-rate MBS, CMOs, and REMICs that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points.

The Finance Board further limits the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases the securities. For discussion regarding the Bank’s compliance with this requirement refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments.”

The Bank is subject to credit risk on certain investments. Consistent with its practice with respect to members, the Bank monitors the financial condition of investment counterparties to ensure that each counterparty is in compliance with the Bank’s Risk Management Policy (“RMP”) and the Finance Board’s regulations. The Bank’s board of directors reviews financial monitoring reports on a monthly basis.

The Bank periodically invests in the outstanding consolidated obligations issued by other FHLBanks as a part of its investment strategy. A description of the FHLBank consolidated obligations appears below under the heading “Funding Sources–Consolidated Obligations.” The terms of these consolidated obligations generally are similar to the terms of consolidated obligations issued by the Bank. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” consolidated obligations issued by the Bank.

The Bank purchases consolidated obligations issued by other FHLBanks through third-party dealers as long-term liquidity investments. These investments provide a relatively predictable source of liquidity while at the same time maximizing earnings and the Bank’s leveraged capital ratio (as these longer-term investments typically earn a higher yield than short-term investments such as term federal funds sold). The Bank purchases long-term debt issued by other GSEs for the same reason, and, generally, the rates of return on such other long-term debt are similar to those on consolidated obligations of the same maturity.

In determining whether to invest in consolidated obligations issued by other FHLBanks, the Bank, as in the case of any of its investment decisions, compares the features of such investments, including rates of return, terms of maturity, and overall structure, to alternative permissible uses of available funds for investment, including the repayment of outstanding indebtedness of the Bank. At the time of such investment decision, however, indebtedness of the Bank may not be available for repurchase.

While the Bank seeks to manage its entire portfolio of investments to achieve an overall rate of return in excess of the Bank’s funding costs, certain individual investments, including consolidated obligations issued by other FHLBanks, may have a stated interest rate that is less than the Bank’s cost of funds at the time of purchase as a result of various factors, such as the changing nature of market interest rates and the hedging strategies adopted by the Bank. Although the stated interest rate on any series of consolidated obligations is based in part on the joint and several liability of the FHLBanks, particular series of consolidated obligations may have different structures and remaining maturities and, consequently, different rates of return to investors, including the Bank. The underlying credit risk associated with any such series, however, is the same for all other outstanding series of consolidated obligations, including those issued by the Bank. Normally, at the time of purchase of these investments, the Bank also enters into interest-rate exchange agreements with mirror-image terms to the investments to offset price movements in the investment. This hedging helps maintain an appropriate repricing balance between assets and liabilities. These interest-rate exchange agreements are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140 (collectively, “SFAS 133”).

Investment by the Bank in consolidated obligations issued by other FHLBanks is not currently, nor is it anticipated to be, precluded by Finance Board regulations. Finance Board regulations do not impose any express limitation on the ability of the Bank to receive payments on consolidated obligations issued by other FHLBanks in the event that the issuing FHLBank is unable to make such payments itself, and the other FHLBanks, including the Bank, are required to make such payments. 12 CFR Section 966.8(c) does, however, prohibit consolidated obligations from being placed directly with any FHLBank. The Finance Board has issued interpretative guidance on this provision clarifying that the regulation also prohibits purchases from underwriters in an initial offering of consolidated obligations. The Bank does not purchase consolidated obligations issued by other FHLBanks during their period of initial issuance, so the Bank does not expect that this guidance will affect its investment strategy in this regard. The Finance Board approved a waiver to Section 966.8(c) in December 2005. The Finance Board approved a request by the Office of Finance for the direct placement by an FHLBank of consolidated obligations with another FHLBank to ensure the timely payment by an FHLBank of all the principal and interest due on consolidated obligations on a particular day. The request resulted from a revision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to its daylight overdraft policies. Under the Federal Reserve Board’s new policies, the Federal Reserve System will not make payments on consolidated obligations until it has received sufficient funds from the obligor FHLBank through its fiscal agent, the Office of Finance. The daylight overdraft policy is discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity.”

The following table sets forth the Bank’s investments in other FHLBank bonds and other GSE securities (dollar amounts in thousands):

	As of December 31,
	2006			2005
	Amount	Percent of Total Investments	Weighted Average Coupon	Amount	Percent of Total Investments	Weighted Average Coupon
Other FHLBanks’ Bonds	$280,488	1.18	6.86%	$288,731	1.16	7.30%
Government-sponsored enterprises:
Debt obligations	4,175,011	17.51	5.85%	5,810,508	23.35	5.15%
Mortgage-backed securities	2,160,861	9.06	4.98%	2,508,719	10.08	4.92%

The Bank is subject to credit risk on certain investments. For discussion as to how the Bank manages its credit risk on its investment portfolio see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Funding Sources

Consolidated Obligations

Consolidated obligations or “COs,” consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. Moody’s has rated the COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded interest derivatives. These customized features are offset predominately by interest-rate exchange agreements to reduce the market risk associated with the COs.

Although the Bank is primarily liable for its portion of COs (i.e., those issued on its behalf), the Bank also is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs of all the FHLBanks. If the principal or interest on any CO issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of stock from, any member of the Bank. The Finance Board, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank. However, if the Finance

Board determines that the noncomplying FHLBank is unable to satisfy its obligations, the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all COs outstanding or on any other basis the Finance Board may determine.

Finance Board regulations also state that the Bank must maintain the following types of assets free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the COs outstanding:

•	Cash

•	Obligations of, or fully guaranteed by, the United States

•	Secured advances

•	Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States

•

Investments described in Section 16(a) of the FHLBank Act which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located

•

Other securities that have been assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs (currently Aaa by Moody’s or AAA by S&P).

The following table presents the Bank’s compliance with this requirement (in thousands):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2006	$127,001,709	$139,186,406
As of December 31, 2005	128,751,912	141,120,752

The Office of Finance has responsibility for facilitating and executing the issuance of the COs. It also services all outstanding debt.

Consolidated Bonds. Consolidated bonds satisfy longer-term funding requirements. Typically, the maturity of these securities ranges from one year to 10 years, but the maturity is not subject to any statutory or regulatory limit. Consolidated bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also use the TAP issue program for fixed-rate, noncallable (bullet) bonds. Under this program, the FHLBanks offer debt obligations at specific maturities that may be reopened daily generally during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

Consolidated Discount Notes. Through the Office of Finance, the FHLBanks also sell consolidated discount notes to provide short-term funds for advances to members, for the Bank’s short-term investments, and for the Bank’s variable-rate and putable or convertible advance programs. These securities have maturities up to 360 days and are offered daily through a 16-member consolidated discount-note selling group. Discount notes are sold at a discount and mature at par.

The following table shows the net amount of the Bank’s outstanding consolidated bonds and discount notes (in thousands). The net amount is described with more particularity in the table summarizing the Bank’s participation in COs outstanding included within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liabilities and Capital—Consolidated Obligations.”

	As of December 31,
	2006	2005
Bonds	$122,067,636	$119,172,487
Discount notes	4,934,073	9,579,425

Total	$127,001,709	$128,751,912

Certification and Reporting Obligations. Under Finance Board regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Board that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal and interest on COs issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Board upon the occurrence of any of the following:

•	The Bank is unable to provide the required certification

•	The Bank projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter

•	The Bank actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter

•	The Bank negotiates to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter.

An FHLBank must file a consolidated obligation payment plan for Finance Board approval upon the occurrence of any of the following:

•	The FHLBank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations

•

The FHLBank becomes a noncomplying FHLBank as a result of being required to provide notice to the Finance Board of certain matters related to liquidity requirements or inability to meet current obligations

•	The Finance Board determines that the FHLBank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.

The Finance Board permits a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until such time as the Finance Board has approved the FHLBank’s CO payment plan or inter-FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposit programs provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank offers several types of deposit programs including demand, overnight, and term deposits. The following table shows categories of the Bank’s deposits (in thousands):

	As of December 31,
	2006	2005
Interest-bearing deposits:
Demand and overnight	$4,445,172	$5,071,500
Other	142,359	77,065
Term deposits of $100,000 or more	13,215	42,765
Term deposits less than $100,000	10	10

Total	4,600,756	5,191,340
Noninterest-bearing deposits	19,712	43,534

Total deposits	$4,620,468	$5,234,874

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. The following table presents the minimum amount required to be held under this requirement and the amount actually maintained (in thousands):

	Minimum Deposit Reserve Requirement	Actual Deposit Reserves
As of December 31, 2006	$4,620,468	$87,003,548
As of December 31, 2005	5,234,874	87,062,735

Capital, Capital Rules, Retained Earnings, and Dividends

Capital and Capital Rules

Historically, the FHLBank Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. The old capital stock was redeemable by a member following withdrawal or termination of membership upon six months’ notice or, at the Bank’s discretion, if the stock was in excess of the statutory requirement. The Finance Board, by regulation, required each FHLBank to comply with a leverage limit based on a ratio of its capital to its assets.

Following the enactment by Congress of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) and the adoption by the Finance Board of a final rule implementing a new capital structure for the FHLBanks, regulatory requirements for total capital, leverage capital, and risk-based capital for the FHLBanks replaced the statutory subscription-based member stock purchase formula.

Under the new minimum leverage requirements, the Bank must maintain total capital in an amount equal to at least four percent of total assets and weighted leverage capital in an amount equal to at least five percent of total assets. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. In addition, the Bank must maintain permanent capital, defined by the FHLBank Act and Finance Board regulations as the sum of paid-in capital for Class B stock and retained earnings, in an amount equal to or greater than the GLB Act’s risk-based capital (“RBC”) requirements. The Finance Board’s definition of permanent capital results in a calculation of permanent capital different from that determined in accordance with GAAP, as the Finance Board’s definition uses paid-in capital without adjusting for the effects of SFAS 150. RBC is the sum of credit, market, and operating risk capital requirements.

Credit risk capital is the sum of the capital charges for the Bank’s assets, off-balance sheet items, and derivatives contracts. The Bank calculates these charges using the methodology and risk weights assigned to each classification by the Finance Board. Market risk capital is the sum of the market value of the Bank’s portfolio at risk from movement in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during times of market stress and the amount, if any, by which the market value of total capital is less than 85 percent of the book value of total capital. Operations risk capital is equal to 30 percent of the sum of the credit risk capital component and the market risk capital component. Finance Board regulations define “total capital” as the sum of:

•	Permanent capital

•	The amount paid-in for Class A stock, if any (the Bank does not issue Class A stock)

•	The amount of the Bank’s general allowance for losses (if any)

•	The amount of any other instruments identified in the Bank’s capital plan and approved by the Finance Board.

To satisfy these capital requirements, the Bank implemented a new capital plan on December 17, 2004. Each member’s minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan.

The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2006, the membership stock requirement was 0.20 percent (20 basis points) of the member’s total assets, subject to an initial cap of $25 million. On February 22, 2007, the board of directors reduced the Bank’s membership stock requirement from 0.20 percent (20 basis points) to 0.18 percent (18 basis points) of the member’s total assets as of December 31, 2006, effective March 27, 2007. The membership stock requirement remains capped at $25 million. The Bank repurchased the resulting shares of excess stock on such date.

As of December 31, 2006, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member’s outstanding principal balance of advances

•	8.00 percent of any outstanding targeted debt/equity investment (such as AMPP assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero percent at December 31, 2006. As of December 31, 2006, all of the Bank’s AMPP assets had been acquired from a non-member, and, therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those AMPP assets.

Although Finance Board regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock. For additional information regarding the Bank’s stock, refer to Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Retained Earnings Policy

The Bank’s board of directors has adopted a capital management policy to:

•	Establish a process to assess the adequacy of retained earnings in view of the Bank’s assessment of the financial, economic and business risks inherent in its operations

•	Establish a target amount of retained earnings

•	Provide members with a predictable income stream.

The objective of the capital management policy is to preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. At least quarterly, the Bank assesses the adequacy of its retained earnings. This assessment considers forecasted income, SFAS 133 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), adjustments, operational risk and credit risk. Quarterly, the board sets the targeted amount of retained earnings the Bank is required to hold after the payment of dividends based on this assessment. The board of directors established the target amount of retained earnings at approximately $237.8 million as of January 31, 2007, which the Bank had achieved as of such date.

Dividends

The Bank may pay dividends on its capital stock only out of its retained earnings or current net earnings. The Bank’s board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or, if after giving effect to the dividend, the Bank would fail to meet any of its capital requirements. The Bank also may not declare a dividend if the dividend would create a financial safety and soundness issue for the Bank.

The Bank’s board of directors typically elects to distribute a significant portion of income as dividends to shareholders. For the year ended December 31, 2006, the Bank distributed 81.2 percent of its net income as dividends to its members. Historically, the Bank’s dividends have been attractive relative to existing interest rates on short-term advances and other relevant benchmarks. Under the Bank’s capital management policy, the Bank expects to be able to continue this practice.

On December 28, 2006, the Finance Board issued a final rule that addressed excess stock. The final rule limits excess stock in any FHLBank to one percent of that FHLBank’s total assets and prohibits an FHLBank from issuing dividends in the form of stock under certain conditions. Because the Bank typically does not declare stock dividends and because of the Bank’s current policies and procedures with respect to excess stock, the Bank does not believe that these limitations will have a significant effect on the Bank.

Interest-Rate Exchange Agreements

Finance Board regulations and policy and the Bank’s RMP establish guidelines for interest-rate exchange agreements, also known as derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank may use derivatives only to manage its interest-rate risk positions, mortgage prepayment risk positions, and foreign currency risk positions in conjunction with COs.

As discussed above, the Bank uses derivatives as part of its interest-rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, and interest-rate cap and floor agreements, and futures and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•	Adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, including advances, investments, and mortgage loans

•	Adjust the interest-rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest-rate sensitivity of liabilities

•	Manage embedded options in assets and liabilities

•	Hedge the market value of existing assets or liabilities

•	Hedge the duration risk of pre-payable instruments.

The total notional amount of the Bank’s outstanding derivatives was $175.7 billion and $164.8 billion as of December 31, 2006 and 2005, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into interest-rate exchange agreements concurrently with the issuance of consolidated obligations with embedded options. The strategy of issuing bonds while simultaneously entering into interest-rate exchange agreements converts, in effect, fixed-rate liabilities into variable-rate liabilities. Similarly, the Bank may enter into interest-rate exchange agreements in conjunction with the origination of fixed-rate advances to create the equivalent of variable-rate earning assets. The continued attractiveness of such debt depends on price relationships in both the bond market and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued.

The Bank is subject to credit risk in all derivatives transactions due to potential nonperformance by the derivative counterparty. The Bank reduces this risk by executing derivatives transactions only with highly-rated financial institutions. In addition, the legal agreements governing the Bank’s derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted. As of December 31, 2006, the Bank had credit risk exposure to 32 counterparties, before considering collateral, in an aggregate amount of $259.0 million. The Bank’s net uncollateralized exposure to these counterparties was approximately $46.5 million as of December 31, 2006.

The market risk of derivatives can be measured meaningfully only on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of the Bank’s duration gap (the difference between the expected weighted average maturities of the Bank’s assets and liabilities). As of December 31, 2006, the Bank’s duration gap was 0.8 months. A low positive duration gap means that the Bank’s exposure to rising interest rates is lower than if the duration gap were a higher positive number.

Competition

A number of factors affect demand for the Bank’s advances, including, but not limited to, the cost of other available sources of liquidity for the Bank’s members, such as brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can influence significantly the demand for the Bank’s advances and can vary as a result of a number of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral.

The Bank competes for the purchase of mortgage loans held for its portfolio. For single-family products, the Bank competes primarily with Fannie Mae and Freddie Mac. Other competitors include large regional and national financial institutions that buy mortgage loans in the secondary market. The Bank competes primarily on the basis of price, products, structures, and services offered.

The Bank also competes with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be affected adversely by regulatory initiatives that tend to reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest-rate sensitivity than fixed-rate, fixed-maturity instruments of the same maturity.

In addition, the sale of callable debt and the simultaneous execution of callable interest-rate swaps that mirror the debt have been important sources of competitive funding for the Bank. As such, the availability of markets for callable debt and interest-rate swaps may be an important determinant of the Bank’s relative cost of funds. There is considerable competition among high credit quality issuers in the markets for these instruments.

Regulatory Oversight, Audits, and Examinations

The Finance Board, an independent agency in the executive branch of the federal government, supervises and regulates the FHLBanks. A five-member board of directors, comprising the Secretary of the Department of Housing and Urban Development and four directors appointed by the President of the United States with the advice and consent of the United States Senate, oversees the Finance Board. The President designates one of the four appointed directors to serve as the chairman of the Finance Board. Appointed directors hold office for terms of seven years and serve on a full-time basis. Assessments from the 12 FHLBanks entirely support the Finance Board—no tax dollars or other appropriations support the operations of the Finance Board or the FHLBanks. The Finance Board has broad enforcement authority over the FHLBanks as outlined in the FHLBank Act and Finance Board regulations.

The Finance Board’s primary purpose is to ensure the financial safety and soundness of the FHLBanks and to ensure that the FHLBanks carry out their housing finance mission. In this capacity, the Finance Board issues regulations and policies that govern, among other things, the permissible activities, powers, and investments of the FHLBanks and the risk-management practices, capital requirements, and the authorities and duties of FHLBank directors and senior management. To assess compliance with the above, the Finance Board conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Board monthly financial information on the condition and results of operations of the Bank.

Effective May 16, 2006, in accordance with Finance Board regulation, the Bank registered its Class B stock with the SEC under Section 12(g)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). As a result of this registration, the Bank is required to comply with the disclosure and reporting requirements of the Exchange Act and to file with the SEC annual, quarterly, and current reports, as well as meet other SEC requirements, subject to certain exemptive relief obtained from the SEC by the Bank.

The Government Corporation Control Act provides that, before a government corporation (which includes the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the time and manner in which issued; and the selling price. The FHLBank Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury, or the Treasury, receives the Finance Board’s annual report to the Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Board and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, he or she must report the results and provide his or her recommendations to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct his or her own audit of any financial statements of the Bank.

The Bank has an internal audit department, the Bank’s board of directors has an audit committee, and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Board, and the Congress receive the Bank’s Report and audited financial statements. The Bank must submit annual management reports to the Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Personnel

As of December 31, 2006, the Bank employed 338 full-time and 11 part-time employees. No collective bargaining unit represents the Bank’s employees and the Bank considers its relationship with its employees to be good.

Taxation/Assessments

Although the Bank is exempt from all federal, state, and local taxation, except for real property taxes, the Bank is obligated to make payments to REFCORP. Congress created REFCORP in 1989 to facilitate the U.S. government’s resolution of failed thrift institutions. The Treasury uses the REFCORP assessments to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the resolution costs. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose. Each FHLBank is required to pay to REFCORP 20 percent of its annual income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP.

The FHLBanks will continue to expense and pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased as discussed below. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term. The FHLBanks’ aggregate payments through 2006 have satisfied $3 million of the $75 million scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2006 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of Treasury.

As discussed above in the “Community Investment Services” section, annually the Bank must set aside for the AHP 10 percent of its regulatory net income, or such prorated sums based upon regulatory net income as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million.

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $150.6 million for the year ended December 31, 2006. These assessments were the equivalent of a 26.7 percent effective annual income tax rate for the Bank.

Item 1A.	Risk Factors.

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. These risks should be read in conjunction with the other information included in this Report, including, without limitation, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the financial statements and notes and “Special Cautionary Notice Regarding Forward-looking Statements.” The risks described below, if realized, could affect negatively the Bank’s business operations, financial condition, and future results of operations and, among other things, could result in the Bank’s inability to pay dividends on its capital stock.

The Bank is jointly and severally liable for payment of principal and interest on the consolidated obligations issued by the other 11 FHLBanks.

Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of COs.

The Finance Board may by regulation require any FHLBank to make principal or interest payments due on any COs at any time, whether or not the FHLBank who was the primary obligor has defaulted on the payment of that obligation. The Finance Board may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could affect negatively the Bank’s financial condition and results of operations.

To date, no FHLBank has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations as adopted and applied by the Finance Board, an independent agency in the executive branch of the federal government. The Finance Board supervises the Bank and establishes the regulations governing the Bank. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business.

During 2006, congressional bills were introduced that could have had a significant effect on the operation and regulation of the FHLBanks if they had been enacted. The bills sought to form a new regulator for the Bank, combining the Finance Board and the Office of Federal Housing Enterprise Oversight, which regulates Fannie Mae and Freddie Mac. Although there was no legislation passed during the period covered by this Report that was materially detrimental to the Bank’s operations, the Bank cannot predict whether Congress will enact legislation similar to that described above or any other new legislation, nor can the Bank predict the effect of any such legislation on the Bank’s operations. Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks’

cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending activities, which could affect the Bank’s financial condition and results of operations.

In addition, the Finance Board recently entered into written supervisory agreements with certain FHLBanks, citing, among other issues, inadequate internal controls with respect to this FHLBank’s mortgage purchase programs. Only one FHLBank remains subject to a supervisory agreement. Legislative or regulatory changes to the Bank’s ability to conduct its mortgage loan purchase activities, as a result of recent publicity surrounding GSEs or otherwise, could affect negatively the Bank’s future financial condition and results of operations.

The Bank has experienced recent changes in its management team, which could increase the management responsibilities of certain members of the Bank’s management team, and could limit the ability of the Bank’s management team to perform the functions required by their respective positions.

In February 2006, the Bank’s Chief Financial Officer resigned. This position remains vacant. On January 31, 2007, Mr. Raymond R. Christman retired as the President and Chief Executive Officer of the Bank, and, on February 1, 2007, Mr. William H. Ott, Jr. became the Bank’s Interim President and Chief Executive Officer. The Bank has instituted searches to identify and retain qualified individuals to serve as President and Chief Executive Officer, and Chief Financial Officer.

If the Bank is unable to identify timely and effectively suitable individuals to fill these vacant management positions, or if management is unable to perform effectively its many functions as a result of these management changes and recruiting efforts, the Bank’s business, financial condition and results of operations could be affected negatively.

In addition, if the Bank were to lose the services of Mr. Ott, Ms. Jill Spencer, the Bank’s Chief Operating Officer, Mr. W. Wesley McMullan, the Bank’s Director of Financial Management, or Ms. Marian Lucia, the Bank’s Chief Information Officer, particularly if such loss were to occur before the Bank completes the recruitment and operational integration of a President and Chief Executive Officer, and a Chief Financial Officer, the Bank’s business, financial condition and results of operations could be affected negatively.

The Bank relies heavily on advances as its primary product offering and primary source of total interest income.

For the year ended December 31, 2006, interest income from the Bank’s advances represented approximately 73.1 percent of the Bank’s total interest income, and interest income constituted a substantial majority of the Bank’s total income. The Bank expects that advances will continue to account for a significant portion of the Bank’s total interest income, and interest income will continue to account for a substantial majority of total income, for the foreseeable future. In addition, at December 31, 2006, advances represented 72.1 percent of the Bank’s total assets. If the Bank’s members were to gain access to other sources of funding on terms that are more attractive than those offered under the Bank’s advances, or if the Bank’s ability to make advances to its customers were to become impaired in any way, the Bank could experience a decrease in the amount of the Bank’s total advances and/or the profitability of such advances, which could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of December 31, 2006 and December 31, 2005, the Bank’s largest borrower, Countrywide Bank, N.A., accounted for $28.2 billion and $26.4 billion, respectively, of the Bank’s total advances then outstanding, which represented 27.6 percent and 25.9 percent, respectively, of the Bank’s total advances then outstanding. In addition, as of December 31, 2006 and December 31, 2005, 10 of the Bank’s member institutions (including Countrywide Bank) collectively accounted for $64.7 billion and $61.8 billion, respectively, of the Bank’s total advances then outstanding, which represented 63.5 percent and 60.8 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers—whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise—the Bank’s financial condition and results of operations could be affected negatively.

Member consolidation may result in a loss of business.

The financial services industry has been experiencing consolidation. This consolidation may reduce the number of potential members in the Bank’s district, resulting in a loss of business for the Bank. Further, to the extent that more of the Bank’s advances are concentrated in a small number of members, the Bank faces increased risk of loss because of a single event, such as the loss of a member’s business due to acquisition by a nonmember.

Changes in interest rates could affect significantly the Bank’s earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding loans and investments and interest paid on the Bank’s borrowings and other liabilities. Although the Bank uses a number of measures to monitor and attempt to manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from both duration and convexity mismatches. The existence of gaps in interest-rate sensitivities means that either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank’s position, any such gap could affect adversely the net present value of the Bank’s interest-sensitive assets and liabilities, which could affect negatively the Bank’s financial condition and results of operations.

The Bank relies upon derivative instruments to reduce its interest-rate risk, and the Bank may not be able to enter into effective derivative instruments on acceptable terms.

The Bank uses derivative instruments to attempt to reduce its interest-rate risk and mortgage prepayment risk. The Bank’s management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank’s effective use of these instruments depends upon the ability of the Bank’s management to determine the appropriate hedging positions in light of the Bank’s assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank’s hedging strategy depends upon the Bank’s ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank’s corresponding obligations. If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to manage its interest-rate and other risks, which could affect the Bank’s financial condition and results of operations.

Please refer to the information set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation—Hedging Activities” for a discussion of the effect of the Bank’s use of derivative instruments on the Bank’s net income.

Prepayment risks in mortgage assets could affect earnings.

The Bank invests in both MBS and whole mortgage loans. Changes in interest rates can affect significantly the prepayment patterns of these assets, and such prepayment patterns could affect the Bank’s earnings. The Bank will continue to seek to reduce this prepayment option risk by participating in the issuance of long-term callable and noncallable debt obligations, entering into interest-rate derivative contracts, and rebalancing cash-flow mismatches that occur over time based upon current and expected market conditions. In management’s experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, this risk could have an adverse effect on the income of the Bank.

Counterparty credit risk could affect the Bank adversely.

The Bank assumes unsecured credit risk when entering into securities transactions, money market transactions, and derivative contracts with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. The Bank has never experienced losses resulting from defaults by derivative counterparties.

The Bank uses master derivatives contracts that contain provisions that require the Bank to net the exposure under all transactions with the counterparty to one amount to calculate collateral requirements. At times, the Bank enters into derivative contracts with foreign counterparties in jurisdictions in which it is uncertain whether the netting provisions would be enforceable in the event of insolvency of the foreign counterparty. Although the Bank attempts to monitor the credit rating of all counterparties, it is possible that the Bank may not be able to terminate the agreement with a foreign counterparty before the counterparty would become subject to an insolvency proceeding.

Changes in the Bank’s credit ratings may affect adversely the Bank’s ability to issue consolidated obligations on acceptable terms.

The Bank currently has the highest credit rating from Moody’s and S&P. In addition, the consolidated obligations of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Negative ratings actions or negative guidance may affect adversely the Bank’s cost of funds and ability to issue consolidated obligations on acceptable terms, which could have a negative effect on the Bank’s financial condition and results of operations.

The Bank’s funding depends upon its ability to access the capital markets.

The Bank’s primary source of funds is the issuance of consolidated obligations in the capital markets. The Bank’s ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed, the Bank’s ability to support and continue its operations would be affected adversely, which would have a negative effect on the Bank’s financial condition and results of operations.

The Bank faces competition for loan demand, which could have an adverse effect on earnings.

The Bank’s primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. The Bank’s members have access to alternative funding sources, which may offer more favorable terms on their loans than the Bank does on its advances, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

The availability of alternative funding sources to the Bank’s members that are more attractive than those funding products offered by the Bank may decrease significantly the demand for the Bank’s advances. Any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the Bank’s profitability on advances. A decrease in the demand for the Bank’s advances or a decrease in the Bank’s profitability on advances could have a negative effect on the Bank’s financial condition and results of operations.

The Bank’s efforts to make advance pricing attractive to members may affect earnings.

The board of directors and management believe that the primary benefits of Bank membership should accrue to borrowing members in the form of low-cost advances. However, any decision to lower advance spreads further to gain volume or increase the benefits to borrowing members could result in lower earnings, which could result in lower dividend yields to members.

Increased AHP contributions by the Bank could decrease the Bank’s dividends payable to its members.

If the total annual net income of the 12 FHLBanks were to fall below $1 billion, each FHLBank would be required to contribute more than 10 percent of its net income to its AHP to meet the minimum $100 million annual contribution. Increasing the Bank’s AHP contribution in such a scenario would reduce the Bank’s earnings and potentially reduce the dividend paid to members.

An economic downturn or natural disaster in the Bank’s region could affect the Bank’s profitability and financial condition adversely.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments and mortgage loans held in portfolio. Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods or other natural disasters. These natural disasters could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may affect adversely the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or could otherwise cause significant economic dislocation in the affected areas of the Bank’s region.

The Bank relies heavily upon information systems and other technology.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of the systems and technology. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. The Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of, any such failure or interruption. Any failure or interruption could harm significantly the Bank’s customer relations, risk management, and profitability, which could have a negative effect on the Bank’s financial condition and results of operations.

The Bank may not be able to pay dividends at rates consistent with past practices.

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s retained earnings and current net earnings. The Bank’s ability to pay dividends also is subject to statutory and regulatory liquidity requirements. For example, the Bank has adopted a capital management policy to address guidance on retained earnings that the Finance Board issued to all FHLBanks. The Bank’s capital management policy requires the Bank to establish a target amount of retained earnings by considering factors such as market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. Accordingly, events such as changes in interest rates, collateral value, and credit quality of members may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends from historical ratios to achieve and maintain the targeted amount of retained earnings.

The Bank’s exposure to credit risk could have an adverse effect on the Bank’s financial condition and results of operations.

Any substantial devaluation of the collateral or inability to liquidate collateral in the event of a default could create credit losses for the Bank, which, if significant, could have an adverse effect on the Bank’s financial condition and results of operations. In addition, a significant failure to properly perfect the Bank’s security interests in the property pledged by members could have an adverse effect on the Bank’s financial condition and results of operations.

The recent change in the Federal Reserve Board Policy Statement on Payment System Risk could affect the timeliness of payments by the FHLBanks on consolidated obligations.

In July 2006, the Federal Reserve Board changed its policy regarding when the Federal Reserve Banks release interest and principal payments on securities issued by GSEs and international organizations. Before that time, the Federal Reserve Banks had been processing and posting these payments to depository institution accounts by 9:15 a.m. Eastern time, which represented the same time for processing and posting U.S. Treasury securities interest and principal payments, even if the issuer of the debt had not fully funded its obligations. The Federal Reserve Banks now post these payments only when the debt issuer’s Federal Reserve Bank account is fully funded, which must take place by 4:00 p.m. Eastern time on the relevant day. The recent change could increase the risk that consolidated obligations are not paid in a timely manner if an FHLBank is unable to fund its Federal Reserve Bank account by the relevant deadline. If payments on consolidated obligations are not made timely, it may affect the FHLBanks’ ability to issue attractive consolidated obligations and may affect adversely the Bank’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Bank owns and occupies approximately 235,000 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank leases 18,032 square feet of office space in an off-site backup facility located in Norcross, Georgia. The Bank also leases 3,193 square feet of office space located in Washington, D.C. for its government relations department. The Bank believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

Item 3.	Legal Proceedings.

The Bank is subject to various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

The only matter on which shareholders are entitled to vote and the only matter submitted to a vote of the Bank’s shareholders in 2006 was the annual election of directors which took place in the fourth quarter of 2006. Voting and nominating rights with respect to the election of directors are established by 12 U.S.C. § 1427 and 12 C.F.R 915, et seq.

The record date for the Bank’s 2006 director elections to fill the elective directorships becoming available on January 1, 2007 (two in Alabama, one in the District of Columbia, and one in South Carolina) was December 31, 2005. Bank members in Alabama elected two directors, members in the District of Columbia elected one director, and one director was deemed elected pursuant to Finance Board regulations by the members in South Carolina.

On November 30, 2006, the board of directors certified the results of the 2006 election involving the directorships in Alabama and the District of Columbia. In addition, because there was only one nominee for the South Carolina directorship, the nominee, J. Thomas Johnson, obtained the directorship without an election, and the board certified this result on November 30, 2006.

Of the 149 members eligible to vote in the 2006 Alabama directorship elections, 97 members participated, casting a total of 723,547 votes. Of the 12 members eligible to vote in the 2006 District of Columbia directorship election, 11 members participated, casting a total of 28,211 votes. The table below shows the individuals who were elected during the 2006 elections, as well as the number of votes received by such individual. These directorships have terms beginning January 1, 2007, and ending December 31, 2009.

Name	Member(s)	Votes Received
W. Russell Carothers, II (incumbent)	The Citizens Bank of Winfield Winfield, Alabama	336,980

Bedford Kyle Goodwin III	FirstFed Bancorp, Inc., First Financial Bank Bessemer, Alabama	238,291

Thomas H. Webber, III	IDB-IIC Federal Credit Union Washington, DC	17,205

J. Thomas Johnson (incumbent)	First Community Bank Lexington, South Carolina	Automatic— no election

Because all director terms expire on December 31, all of the directors who were serving on the board before and during the 2006 election of directors continued to serve on the board immediately following the election, although those directors whose terms expired on December 31, 2006 and who were not reelected no longer serve on the board. Each is listed in the table below. For a list of current directors refer to Item 10, “Directors, Executive Officers and Corporate Governance.”

		Term Expiration December 31,
Directors in Elected Directorships:

Alabama
John D. Kottmeyer	AmSouth Bank	2006	**

District of Columbia
Shaza Andersen	WashingtonFirst Bank	2006	**

Florida
Jerry J. Williams	Orion Bank	2007

Georgia
R. Bradford Burnette	The Park Avenue Bank	2007

Maryland
John M. Bond, Jr.	The Columbia Bank	2007

North Carolina
K. Reid Pollard	Randolph Bank & Trust Co.	2008
Frederick Willetts, III	Cooperative Bank	2008

Virginia
Scott C. Harvard	Shore Bank	2008

Directors in Appointed Directorships:
Wilma Money Sherrill		2007	*
James V. Stanton		2007	*

*	By resolution of the board of directors of the Finance Board dated December 22, 2006, the Finance Board re-appointed Ms. Sherrill and Mr. Stanton to fill the remaining year of three-year terms that began on January 1, 2005.
**	Director’s term expired December 31, 2006 and such director was not reelected.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank’s members or former members own all the stock of the Bank. The Bank’s stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The Bank’s capital plan prohibits the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request that the Bank redeem at par its “excess stock” five years after the Bank receives a written request by the member, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock requirement under the Bank’s capital plan. In addition, any member may withdraw from membership upon five years’ written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par the member’s stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings. The par value of all capital stock is $100 per share. As of December 31, 2006, the Bank had 1,210 members and 59,875,028 shares of its common stock outstanding (including mandatorily redeemable shares).

The Bank declared quarterly cash dividends for 2006 and 2005 as outlined in the table below (dollar amount in thousands):

Quarterly Dividends Declared

	2006		2005
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First	$77,522	5.49	$55,436	4.25
Second	82,032	5.60	62,570	4.50
Third	89,429	5.90	47,662	3.25
Fourth	87,208	5.90	66,739	4.60

The Bank may pay dividends on its capital stock only out of its retained earnings or current net earnings. The Bank’s board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The Bank’s board of directors may neither declare nor require the Bank to pay dividends if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements. The Bank also may not declare any dividend when it is not in compliance with all of its capital requirements or if it is determined that the dividend would create a financial safety and soundness issue for the Bank.

The Bank’s board of directors has adopted a capital management policy that includes a targeted amount of retained earnings. Under this policy, the Bank expects to continue to be able to pay dividends to shareholders.

Because only member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities to finance housing-related projects. The Bank provided $821.6 million, $358.7 million, $519.9 million of such credit support in each of 2006, 2005, and 2004, respectively. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2002 to 2006, have been derived from annual financial statements, including the statement of condition at December 31, 2006 and 2005 and the related statements of income and of cash flows for the three years ended December 31, 2006 and notes thereto appearing elsewhere in this Report.

The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition, results of operations, or cash flows of any other interim or yearly periods (dollar amounts in thousands):

Selected Financial Data

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Statements of Condition (at period end)
Total assets	$140,758,431	$143,212,839	$134,012,583	$116,034,130	$107,122,073
Mortgage loans held for portfolio, net	3,003,399	2,859,982	2,215,653	1,756,253	685,616
Advances, net	101,476,335	101,264,208	95,867,345	88,149,342	82,244,262
Investments	23,845,020	24,888,817	23,117,034	19,664,964	17,192,439
REFCORP prepayment	—	—	—	13,452	24,153
Federal funds sold and interest-bearing deposits	11,332,982	13,282,821	11,972,647	5,533,816	5,769,189
Deposits	4,620,468	5,234,874	5,412,626	4,639,734	5,988,977
Consolidated obligations, net(1)	127,001,709	128,751,912	118,934,600	100,872,455	90,370,487
Affordable Housing Program liability	130,006	105,911	86,338	78,391	84,838
Payable to REFCORP	23,606	20,766	8,700	—	—
Retained earnings	406,376	328,369	216,640	108,927	80,458
Capital stock—putable	5,771,798	5,753,203	5,225,149	4,920,580	4,496,824

Statement of Income
Net interest income before provision (reversal) for credit losses on mortgage loans	671,219	633,707	565,948	527,257	662,812
Provision (reversal) for credit losses on mortgage loans held for portfolio	217	17	364	(461)	280
Net gain (loss) on derivatives and hedging activities	91,176	136,520	(42,208)	(69)	(531,958)
Other income (loss)(2)	(94,999)	(210,614)	(53,011)	(183,434)	291,520
Other expenses	102,381	86,190	69,976	63,041	58,471
Income before assessments	564,798	473,406	400,389	281,174	363,623
Assessments	150,600	126,365	106,328	74,599	96,474
Income before cumulative effect of change in accounting principle	414,198	347,041	294,061	206,575	267,149
Cumulative effect of change in accounting principle(3)	—	(2,905)	—	—	—
Net income	414,198	344,136	294,061	206,575	267,149
Return on average equity(4)(7)	6.59%	5.83%	5.41%	4.30%	6.15%
Return on average assets	0.29%	0.25%	0.24%	0.18%	0.27%
Net interest margin(5)	0.48%	0.46%	0.46%	0.48%	0.67%
Total capital ratio (at period end)(6)(7)	4.54%	4.35%	4.24%	4.34%	4.27%
Ratio of earnings to fixed charges	1.09	1.11	1.18	1.16	1.17
Total average equity to average assets(7)	4.41%	4.26%	4.36%	4.30%	4.32%

(1)	The amounts presented are the Bank’s primary obligations on consolidated obligation outstanding. The par value of the FHLBank’s outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $823.9 billion and $807.1 billion at December 31, 2006 and 2005, respectively.
(2)	Other income (loss) includes service fees, net loss on trading securities and other, net.
(3)	Effective January 1, 2005, the Bank changed its method of accounting for deferred premiums and discounts on mortgage-backed securities under SFAS No. 91 from estimated life method to contractual method.
(4)	Calculated as net income divided by total average equity.
(5)	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.
(6)	Total capital ratio is regulatory capital plus retained earnings as a percentage of total assets at year-end. See note 12 to the 2006 Financial Statements for a discussion of regulatory capital and changes made to the Bank’s capital structure.
(7)	The Bank adopted SFAS 150 as of January 1, 2004; before this date mandatorily redeemable capital stock was included in capital stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2006 and 2005, and results of operations for the years ended December 31, 2006, 2005, and 2004. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, any known trends or uncertainties which the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2006 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition

As of December 31, 2006, total assets were $140.8 billion, a decrease of $2.5 million, or 1.71 percent, from December 31, 2005. Advances represented 72.1 percent and 70.7 percent of total assets as of December 31, 2006 and 2005, respectively. Advance growth has been slower during 2006 relative to previous years as a result of the flat to inverted yield curve, member institutions’ relatively high liquidity levels, competition from other wholesale funding sources, such as providers of brokered certificates of deposits, and the maturity of approximately one-third of the Bank’s advance portfolio during 2006.

As of December 31, 2006, total liabilities were $134.6 billion, a decrease of $2.5 million, or 1.86 percent, from December 31, 2005. Consolidated obligations represented 94.4 percent and 93.9 percent of total liabilities as of December 31, 2006 and 2005, respectively.

As of December 31, 2006, total capital was $6.2 billion, an increase of $92.1 million, or 1.51 percent, from December 31, 2005. The Bank continues to meet regulatory capital requirements and liquidity requirements at levels well above regulatory minimums.

Results of Operations

The Bank views return on equity (“ROE”) as the most important measure of profitability with net income as a second priority. ROE is a measure of a shareholder’s return on its investment in the Bank. While under the Bank’s current business model net income fluctuates with interest rates (in general, net income will decline in lower interest rate cycles and increase in higher interest rate cycles), maintaining a minimum amount of net income is important to meet higher operating costs and to ensure that volatility associated with derivative accounting under SFAS 133 can be absorbed with current income. In addition, AHP and REFCORP assessments are tied directly to net income. The Bank attempts to provide a return on this investment, which, when combined with providing members with access to low-cost funding, will be competitive with comparable investments.

The Bank’s net income for 2006 was $414.2 million, an increase of 20.4 percent from net income of $344.1 million for 2005. The increase in net income for 2006 compared to 2005 was due to an increase in both net interest income and other income. The increase in net interest income and other income was due primarily to increases in interest rates, as well as the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. These increases were offset partially by an increase in non-interest expense during the periods and a slight decrease in interest rate spread.

The 2006 performance resulted in an ROE of 6.59 percent, compared to 5.83 percent for 2005, and a return on average assets of 0.29 percent for 2006, compared to 0.25 percent for 2005.

For the year ended December 31, 2006, the Bank distributed $336.2 million of earnings to members as a return on their capital investment in the Bank, representing an annual dividend rate of 5.72 percent. This compared to an annual dividend rate of 4.15 percent for the year ended December 31, 2005. The Bank also contributed $47.0 million to its AHP and $78.0 million to retained earnings during the year ended December 31, 2006.

The Bank’s net income for 2005 was $344.1 million, an increase of 17.0 percent from net income of $294.1 million for 2004. The increase in net income for 2005 compared to 2004 was due to an increase in both net interest income and other income. The increase in net interest income and other income was due primarily to increases in interest rates and increased volume on long-term investments. These increases were offset partially by an increase in interest expense, primarily in COs, resulting from an increase in the rates the Bank paid on them.

The 2005 performance resulted in an ROE of 5.83 percent, compared to 5.41 percent for 2004, and a return on average assets of 0.25 percent for 2005, compared to 0.24 percent for 2004.

For the year ended December 31, 2005, the Bank distributed $232.4 million of earnings to members as a return on their capital investment in the Bank, representing an annual dividend rate of 4.15 percent. This compared to an annual dividend rate of 3.56 percent for the year ended December 31, 2004. The Bank also contributed $39.6 million to its AHP and $111.7 million to retained earnings during the year ended December 31, 2005.

Business Outlook

Management expects that the Bank will continue to provide attractive financial products across a wide range of business, financial, and economic environments while also generating competitive returns for members. One factor, however, could affect the Bank’s ability to meet these expectations.

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

Management does not expect any significant changes in the overall components of the balance sheet through 2007, with modest growth in the Bank’s advance and MPP portfolios. These modest increases should not have a material effect on the Bank’s risk position.

Management expects to continue to use interest-rate derivatives to hedge the Bank’s MBS and MPP portfolios. These derivatives assist in mitigating interest-rate and prepayment risk. However, to the extent that they do not qualify for hedge accounting treatment under SFAS 133, their use could result in earnings volatility as reported on a GAAP basis. Management also uses derivative instruments to hedge other macro-level risks that do not qualify for hedge accounting treatment under SFAS 133. However, management seeks to contain the magnitude of mark-to-market adjustments by limiting the use of derivative instruments to hedge macro-level risks. Alternatively, management uses cash market liabilities that are not subject to mark-to-market requirements.

Management strives to maintain relatively low operating expense ratios, consistent with a wholesale banking structure, without sacrificing adequate systems and staffing. Management expects that operating expenses as a percent of total assets generally should remain stable over the next few years, and that operating expenses on an absolute basis should increase moderately due to increased staffing and system expenses. These increases should not have a material adverse effect on the Bank’s financial performance.

Financial Condition

The Bank’s principal assets consist of advances, short and long-term investments and mortgage loans held for portfolio. The Bank obtains funding to support its business primarily through the issuance by the Office of Finance on the Bank’s behalf of debt securities in the form of consolidated obligations.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of December 31,				Increase/(Decrease)
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$101,476,335	72.10	$101,264,208	70.70	$212,127	0.21
Investments	23,845,020	16.94	24,888,817	17.38	(1,043,797)	(4.19)
Federal funds sold	10,532,000	7.48	13,028,500	9.10	(2,496,500)	(19.16)
Mortgage loans, net	3,003,399	2.13	2,859,982	2.00	143,417	5.01
Interest-bearing deposits	800,982	0.57	254,321	0.18	546,661	214.95
Other assets	1,100,695	0.78	917,011	0.64	183,684	20.03

Total assets	$140,758,431	100.00	$143,212,839	100.00	$(2,454,408)	(1.71)

Consolidated obligation bonds	$122,067,636	90.70	$119,172,487	86.90	2,895,149	2.43
Consolidated obligation discount notes	4,934,073	3.67	9,579,425	6.99	(4,645,352)	(48.49)
Deposits	4,620,468	3.43	5,234,874	3.82	(614,406)	(11.74)
Other liabilities	2,962,617	2.20	3,144,481	2.29	(181,864)	(5.78)

Total liabilities	$134,584,794	100.00	$137,131,267	100.00	$(2,546,473)	(1.86)

Capital stock	$5,771,798	93.49	$5,753,203	94.60	$18,595	0.32
Retained earnings	406,376	6.58	328,369	5.40	78,007	23.76
Accumulated other comprehensive loss	(4,537)	(0.07)	—	—	(4,537)	—

Total capital	$6,173,637	100.00	$6,081,572	100.00	$92,065	1.51

Advances

The following table sets forth the Bank’s advances outstanding by year of maturity and the related weighted average interest rate (dollar amounts in thousands):

	As of December 31,
	2006		2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of original maturity:
Overdrawn demand deposit accounts	$699	—	$1,822	—

2006	—	—	25,476,395	4.09%
2007	36,478,661	4.97%	18,959,799	3.99%
2008	18,351,050	5.00%	15,804,435	4.29%
2009	10,350,987	4.70%	8,330,278	4.13%
2010	6,871,301	4.82%	8,457,016	4.68%
2011	6,870,784	5.16%	6,335,904	4.81%
Thereafter	22,990,520	4.26%	18,278,021	3.87%

Total par value	101,914,002	4.79%	101,643,670	4.16%
Discount on AHP advances	(13,070)		(11,592)
Discount on advances	(12,761)		(8,587)
SFAS 133 hedging adjustments	(411,836)		(359,283)

Total	$101,476,335		$101,264,208

As of December 31, 2006, 58.1 percent of the Bank’s advances were variable-rate, compared to 56.7 percent as of December 31, 2005. The majority of the Bank’s outstanding variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The Bank is subject to concentration risk from advance exposure to a relatively small number of commercial banks and savings institutions. As of December 31, 2006 and December 31, 2005, the concentration of the Bank’s advances was $64.7 billion and $61.8 billion, respectively, to 10 member institutions, and this concentration represented 63.5 percent and 60.8 percent, respectively, of the Bank’s total advances outstanding. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Given the above level of concentration risk, it is possible that a significant reduction in advance balances for one of these customers could have a materially adverse effect on the Bank’s earnings. However, the Bank’s balance sheet is designed to adjust for changes. A decrease in advance balances initially would generate increased liquidity, which would be reinvested into other earning assets. The need for capital would be diminished, and the Bank could reduce its capital by repurchasing the stock that supported the repaid advances. In addition, the Bank’s issuance of consolidated obligations would decrease and certain consolidated obligations outstanding might be called and paid earlier. There could be implications for hedging activity as the Bank might need to unwind certain hedging transactions before calling any consolidated obligations. As a result, a significant decrease in advances may not affect materially the Bank’s ability to pay dividends and to cover its interest expenses.

Supplementary financial data on the Bank’s advances is set forth under Item 8, “Financial Statements and Supplementary Information.”

Investments

The following table details short-term and long-term investments held by the Bank (in thousands):

	As of December 31,
	2006	2005
Short-term investments:
Interest-bearing deposits	$800,982	$254,321
Federal funds sold	10,532,000	13,028,500

Total short-term investments	$11,332,982	$13,282,821

Long-term investments:

Trading:
Government-sponsored enterprises debt obligations	$4,175,011	$4,910,858
Other FHLBanks’ bonds	280,488	288,731
State or local housing agency obligations	59,810	60,732

Held-to-maturity:
State or local housing agency obligations	107,180	111,757
Government-sponsored enterprises debt obligations	—	899,650

Mortgage-backed securities:
U.S. agency obligations-guaranteed	65,882	88,908
Government-sponsored enterprises	2,160,861	2,508,719
Other	16,995,788	16,019,462

Total long-term investments	$23,845,020	$24,888,817

As of December 31, 2006, the Bank’s total long-term investment balance of $23.8 billion represented a decrease of $1.0 billion, or 4.19 percent, from December 31, 2005. This decrease was due primarily to the maturity of GSE debt obligations classified as held-to-maturity with a book value of $900.0 million and the sale of GSE debt obligations classified as trading with a book value of $576.7 million, which were offset partially by an increase of $605.4 million in the MBS investment portfolio.

The total MBS investment balance was $19.2 billion at December 31, 2006, a $605.4 million, or 3.25 percent, increase from the December 31, 2005 balance. The increase in the Bank’s MBS investments was attributable primarily to the growth in the Bank’s capital account. The MBS balance at December 31, 2006 included approximately $7.0 billion in MBS issued by three of the Bank’s members and their affiliates with dealer relationships. The MBS balance at December 31, 2005 included approximately $7.4 billion in MBS issued by three of the Bank’s members and their affiliates with dealer relationships.

Finance Board regulations limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases the securities. The Bank attempts to maintain MBS investments at 295 percent to 300 percent of total capital. Management believes that these investment levels help to maximize and stabilize earnings and maintain total capital of approximately 4.25 percent to 4.50 percent of total assets. On December 31, 2006, these investments amounted to 300.64 percent of total regulatory capital. While the Bank was in compliance with the 300 percent limit at the time the MBS were purchased, the Bank exceeded the limit as of December 31, 2006 due to the advance run-off at the end of December and the level of December pay-offs. In accordance with Finance Board regulations, the Bank did not purchase additional MBS when the ratio was above 300 percent.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of December 31, 2006 and has determined that all unrealized losses were temporary and related to increases in interest rates. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered. As of December 31, 2006, held-to-maturity securities that were in a gross unrealized loss position included state or local housing agency obligations and MBS. See Note 5 to the audited financial statements for a tabular presentation of the held-to-maturity securities with unrealized losses as of December 31, 2006 and 2005.

Supplementary financial data on the Bank’s investment securities is set forth under Item 8, “Financial Statements and Supplementary Data.”

Federal Funds Sold

As of December 31, 2006, the Bank’s federal funds sold balance of $10.5 billion represented a decrease of $2.5 billion, or 19.2 percent, from December 31, 2005. This decrease was due primarily to lower member deposits and lower liquidity levels.

Mortgage Loans Held for Portfolio

Mortgage loans held-for-portfolio, before allowance for credit losses, increased to $3.0 billion at December 31, 2006, up slightly from $2.9 billion at December 31, 2005. The mortgage loans held-for-portfolio was comprised primarily of loans under the MPF Program.

During the year ended December 31, 2006, the Bank purchased $464.7 million in new mortgage loans; principal collected on mortgage loans totaled $321.3 million during the period. This compares to purchases of $1.4 billion in new mortgage loans, and principal collected on mortgage loans of $755.4 million during 2005.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2006	2005
Mortgage loans held for portfolio:
Fixed medium-term* single-family mortgages	$1,042,481	$1,160,989
Fixed long-term single-family mortgages	1,941,919	1,677,588
Multifamily mortgages	24,063	24,488

Total par value	3,008,463	2,863,065
Premiums	14,168	16,366
Discounts	(17,578)	(18,058)
Deferred loan costs, net	—	(2)
SFAS 133 adjustments	(880)	(832)

Total	$3,004,173	$2,860,539

*	Medium-term is defined as a term of 15 yeas or less.

The Bank plans for continued slow growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program. The Bank believes it will be able to fund these additional mortgage purchases through the issuance of bullet and callable consolidated obligations.

Beginning in 2006, the Bank no longer purchased assets under AMPP but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

As of December 31, 2006 and 2005, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, “Financial Statements and Supplementary Data.”

Interest-bearing Deposits

The Bank’s interest-bearing deposits consist of Certificates of Deposits (“CDs”), deposits held as collateral for interest-rate exchange agreements, and deposits with other FHLBanks. As of December 31, 2006, the Bank’s interest-bearing deposit balance of $801.0 million represented an increase of $546.7 million, or 215.0 percent, from December 31, 2005, primarily as a result of the Bank’s purchase of six CDs during 2006 with a book value of $708.0 million and the maturity of one CD with a book value of $100.0 million.

Other Assets

Derivative assets and accrued interest receivable represent 86.4 percent and 84.9 percent of other assets as of December 31, 2006 and 2005, respectively. As of December 31, 2006, the Bank’s other asset balance of $1.1 billion represented an increase of $183.7 million, or 20.0 percent, from the balance at December 31, 2005.

Liabilities and Capital

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 90.2 percent of the $140.8 billion in total assets at December 31, 2006, a slight increase from the financing ratio of 89.9 percent as of December 31, 2005.

As of December 31, 2006, the Bank had outstanding consolidated bonds totaling $122.1 billion, compared to $119.2 billion as of December 31, 2005. Consolidated obligation bonds outstanding at December 31, 2006 and 2005 were primarily fixed-rate debt. However, the Bank often enters into interest-rate exchange agreements simultaneously with the issuance of consolidated obligation bonds to convert, in effect, the investor-defined terms of these debt instruments into terms more consistent with management’s funding strategies. Of the par value of $123.1 billion of all consolidated obligation bonds outstanding as of December 31, 2006, the aggregate notional amount of outstanding interest-rate exchange agreements used to reconfigure the terms of specific consolidated obligation bonds was $99.2 billion, or 80.6 percent of the total par value of consolidated obligation bonds. The comparable notional amount at December 31, 2005 was $92.4 billion, or 76.5 percent, of the total par value of consolidated obligation bonds.

As of December 31, 2006, the Bank had outstanding consolidated discount notes totaling $4.9 billion, compared to $9.6 billion as of December 31, 2005. The increase in consolidated obligation bonds and decrease in discount notes from December 31, 2005 to December 31, 2006 were due primarily to the Bank’s reduced use of overnight discount notes and increased use of bonds due to more attractive long-term pricing and the Bank’s overall funding needs.

The funding mix between the use of non-callable and callable consolidated obligation bonds has been relatively stable. As of December 31, 2006, callable consolidated obligation bonds constituted 67.9 percent of the total par value of consolidated obligation bonds outstanding, compared to 66.6 percent at December 31, 2005. The interest-rate exchange agreements that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call feature of the interest-rate exchange agreements were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on un-hedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

The following is a summary of the Bank’s participation in consolidated bonds outstanding (dollar amounts in thousands):

	As of December 31,
	2006		2005
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of Maturity:
2006	$—	—	$37,132,015	3.27%
2007	38,957,115	4.25%	27,428,115	3.72%
2008	37,843,965	4.66%	20,336,465	3.93%
2009	13,362,175	4.56%	10,694,175	3.86%
2010	8,758,745	4.61%	8,239,745	4.35%
2011	5,359,100	4.82%	3,311,100	4.12%
Thereafter	18,820,400	4.88%	13,636,600	4.40%

Total par value	123,101,500	4.56%	120,778,215	3.76%
Bond premiums	24,997		43,866
Bond discounts	(429,583)		(442,253)
SFAS 133 hedging adjustments	(627,904)		(1,205,627)
Deferred net losses on terminated interest-rate exchange agreements	(1,374)		(1,714)

Total	$122,067,636		$119,172,487

The Bank’s consolidated bonds outstanding consist of the following (in thousands):

	As of December 31,
	2006	2005
Par value of consolidated bonds:
Noncallable	$39,511,725	$40,332,290
Callable	83,589,775	80,445,925

Total	$123,101,500	$120,778,215

Supplementary financial data on the Bank’s short-term borrowings is set forth under Item 8, “Financial Statements and Supplementary Data.”

Deposits

The Bank offers demand and overnight deposits and a short-term deposit program to members primarily as a liquidity management service. The rate paid on term deposits is dependent upon the term of the deposit.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of the Bank’s deposit balances. Deposits totaled $4.6 billion as of December 31, 2006, compared to $5.2 billion as of December 31, 2005. Demand deposits comprised the largest percentage of deposits, representing 96.2 percent of total deposits as of December 31, 2006 compared to 96.9 percent as of December 31, 2005.

Other Liabilities

Accrued interest payable and derivative liabilities represent 66.1 percent and 72.1 percent of other liabilities as of December 31, 2006 and 2005, respectively. The $181.9 million, or 5.78 percent, decrease in other liabilities to $3.0 billion at December 31, 2006 from the 2005 year end balance is due primarily to the interaction of interest rates on the associated derivatives resulting in a $629.5 million decrease in derivative liabilities offset by a $319.6 million increase in accrued interest payable.

Capital

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least 4.0 percent of its total assets, (ii) leverage capital in an amount equal to at least 5.0 percent of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined as total capital outstanding, including mandatorily redeemable capital stock, plus retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and the Bank’s $215.7 million and $143.1 million in mandatorily redeemable capital stock at December 31, 2006 and 2005, respectively, is included in the line item “total regulatory capital” in the table below.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2006		2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$830,446	$6,393,879	$759,742	$6,224,668
Total capital-to-assets ratio	4.00%	4.54%	4.00%	4.35%
Total regulatory capital	$5,630,337	$6,393,879	$5,728,514	$6,224,668
Leverage ratio	5.00%	6.81%	5.00%	6.52%
Leverage capital	$7,037,922	$9,590,819	$7,160,642	$9,337,002

As of December 31, 2006, the Bank had $215.7 million in capital stock subject to mandatory redemption from nine members and former members, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five-year redemption period or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if a member’s activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the member’s excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of December 31, 2006 and 2005, the Bank’s activity-based stock included $52.6 million and $12.3 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

The following discussion and analysis review the Bank’s results of operations for the years ended December 31, 2006, 2005, and 2004.

Net Income

The following table sets forth the Bank’s significant income items for the years ended December 31, 2006, 2005, and 2004 and provides information regarding the changes during each of these periods (dollar amounts in thousands):

	For the Years Ended December 31,		Increase/ (Decrease) 2006/2005	Increase/ (Decrease) % 2006/2005	For the Year Ended December 31,	Increase/ (Decrease) 2005/2004	Increase/ (Decrease) % 2005/2004
	2006	2005			2004
Net interest income	$671,219	$633,707	$37,512	5.92	$565,948	$67,759	11.97
Other income (loss)	(3,823)	(74,094)	70,271	94.84	(95,219)	21,125	22.19
Other expense	102,381	86,190	16,191	18.79	69,976	16,214	23.17
Total assessments	150,600	126,365	24,235	19.18	106,328	20,037	18.84
Net income	414,198	344,136	70,062	20.36	294,061	50,075	17.03

The Bank’s net income increased during the year ended December 31, 2006 when compared to the years ended December 31, 2005 and 2004, due primarily to both an increase in net interest income due to higher interest rates and increased other income due primarily to the effects of SFAS 133 and SFAS 115. The discussion below highlights the changes in the specific components of net income for the periods presented.

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on consolidated obligations, deposits, and other borrowings. Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133-related adjustments. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Accounting for Derivatives and Hedging Activities” section below for further discussion on SFAS 133-related effects to net interest income.

For the year ended December 31, 2006, net interest income increased by $37.5 million, or 5.92 percent compared to the year ended December 31, 2005. This was due primarily to the following:

•	An increase in interest income on advances of $1.8 billion due to higher rates on the advances and the derivatives hedging the advances

•	An increase in the interest income on federal funds sold of $295.1 million due to increases in both the rates on and the volume of federal funds sold

•	The increase in interest income was offset by a $2.0 billion increase in interest expense on long-term debt due to increases in rates on the debt and the derivatives hedging the debt.

For the year ended December 31, 2005, net interest income increased by $67.8 million, or 12.0 percent compared to the year ended December 31, 2004. This was due primarily to the following:

•	An increase in interest income on advances of $1.8 billion due to increases in the interest rates on the advances and the derivatives hedging the advances

•	An increase in interest income on federal funds sold of $165.6 million due to increases in the rates on the federal funds sold

•	An increase in long-term investments of $173.5 million due to an increase in volume of these investments

•	The increase in interest income was offset by an increase of $1.9 billion of interest expense on long-term debt due to an increase in the rates on the debt and the derivatives hedging the debt.

Securities characterized as trading securities in the statement of condition are reported at fair value under SFAS 115. Net interest income includes the interest earned on these securities, which was $282.6 million, $316.9 million and $287.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The interest income (expense) on the associated interest rate swaps used to hedge these securities is recorded in other income (loss).

The following table summarizes key components of net interest income for the periods presented (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Interest income
Advances	$5,255,030	$3,439,064	$1,597,722
Investments	1,209,747	1,164,651	991,178
Mortgage loans held for portfolio	152,167	131,630	97,082
Other	569,944	271,457	85,468

Total	7,186,888	5,006,802	2,771,450

Interest expense
Consolidated obligations	6,263,775	4,181,838	2,127,790
Deposits	218,831	152,872	59,813
Other	33,063	38,385	17,899

Total	6,515,669	4,373,095	2,205,502

Net interest income before mortgage loan loss provision	$671,219	$633,707	$565,948

As discussed above, net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earnings assets and interest-bearing liabilities.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2006, 2005, and 2004. As is noted in the table, the interest rate spread between 2006 and 2005 decreased by one basis point as compared to a decrease of six basis points between 2005 and 2004. The decrease in spreads for both periods is due to the fact that the Bank’s liabilities (representing interest expense) have re-priced faster than the Bank’s assets (representing interest income) in the rising rate environment, thus reducing the spreads. The table presents average balances and yields and interest income and expense of major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2006, 2005, and 2004 (dollar amounts in thousands).

Spread and Yield Analysis

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$10,499,760	$535,144	5.10%	$7,150,815	$240,079	3.36%	$5,601,302	$74,484	1.33%
Interest-bearing deposits in banks	669,932	34,691	5.18%	987,852	31,179	3.16%	761,600	10,894	1.43%
Long-term investments(1)	24,114,523	1,209,747	5.02%	24,079,003	1,164,651	4.84%	20,786,891	991,178	4.77%
Advances	101,860,607	5,255,030	5.16%	101,557,050	3,439,064	3.39%	93,673,471	1,597,722	1.71%
Mortgage loans held for portfolio(2)	2,958,527	152,167	5.14%	2,644,338	131,630	4.98%	1,980,052	97,082	4.90%
Loans to other FHLBanks	2,088	109	5.22%	6,184	199	3.22%	6,648	90	1.35%

Total interest-earning assets	140,105,437	7,186,888	5.13%	136,425,242	5,006,802	3.67%	122,809,964	2,771,450	2.26%

Allowance for credit losses on mortgage loans	(555)			(816)			(580)
Other assets	2,411,293			2,057,411			1,695,124

Total assets	$142,516,175			$138,481,837			$124,504,508

Liabilities and Capital
Demand and overnight deposits	$4,232,137	208,151	4.92%	$4,652,400	147,820	3.18%	$4,424,588	56,868	1.29%
Term deposits	25,499	1,239	4.86%	33,754	1,081	3.20%	37,816	601	1.59%
Other interest-bearing deposits	185,964	9,441	5.08%	124,117	3,971	3.20%	176,074	2,344	1.33%
Short-term borrowings	7,147,236	353,263	4.94%	7,157,524	224,226	3.13%	5,123,013	73,380	1.43%
Long-term debt	121,888,020	5,911,141	4.85%	115,784,817	3,957,816	3.42%	104,040,802	2,054,477	1.97%
Other borrowings	662,830	32,434	4.89%	1,175,677	38,181	3.25%	1,000,653	17,832	1.78%

Total interest-bearing liabilities	134,141,686	6,515,669	4.86%	128,928,289	4,373,095	3.39%	114,802,946	2,205,502	1.92%

Noninterest-bearing deposits	28,489			75,153			58,290
Other liabilities	2,059,247			3,573,309			4,209,465
Total capital	6,286,753			5,905,086			5,433,807

Total liabilities and capital	$142,516,175			$138,481,837			$124,504,508

Net interest income and net yield on interest-earning assets		$671,219	0.48%		$633,707	0.46%		$565,948	0.46%

Interest rate spread(3)			0.27%			0.28%			0.34%

Average interest-earning assets to interest-bearing liabilities			104.45%			105.81%			106.97%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	For the years ended December 31, 2006, 2005, and 2004, the interest rate spread would have been approximately 0.50%, 0.50% and 0.51% respectively, if hedges had not been used to mitigate interest rate fluctuations.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense during the year ended December 31, 2006 compared to the year ended December 31, 2005 and during the year ended December 31, 2005 compared to the year ended December 31, 2004 (in thousands). As is noted in the table, the overall change in net interest income is due primarily to increases in rates between 2006 and 2005. The net change is primarily volume driven between 2005 and 2004, consisting of large offsetting rate changes between interest earning assets and interest paying liabilities.

Volume and Rate Table*

	2006 vs. 2005			2005 vs. 2004
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$140,093	$154,972	$295,065	$25,430	$140,165	$165,595
Interest-bearing deposits in banks	(12,184)	15,696	3,512	4,008	16,277	20,285
Long-term investments	1,720	43,376	45,096	159,045	14,428	173,473
Advances	10,310	1,805,656	1,815,966	144,891	1,696,451	1,841,342
Mortgage loans held for portfolio	16,046	4,491	20,537	33,045	1,503	34,548
Loans to other FHLBanks	(174)	84	(90)	(7)	116	109

Total	155,811	2,024,275	2,180,086	366,412	1,868,940	2,235,352

Increase (decrease) in interest expense:
Demand and overnight deposits	(14,388)	74,719	60,331	3,074	87,878	90,952
Term deposits	(308)	466	158	(71)	551	480
Other interest-bearing deposits	2,512	2,958	5,470	(433)	2,060	1,627
Short-term borrowings	(322)	129,359	129,037	37,814	113,032	150,846
Long-term debt	218,390	1,734,935	1,953,325	254,583	1,648,756	1,903,339
Other borrowings	(20,559)	14,812	(5,747)	3,569	16,780	20,349

Total	185,325	1,957,249	2,142,574	298,536	1,869,057	2,167,593

(Decrease) increase in net interest income	$(29,514)	$67,026	$37,512	$67,876	$(117)	$67,759

*	Volume change is calculated as change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute volume of its total.

Other Income (Loss)

The Bank’s other income (loss) is comprised primarily of the net gains and losses on trading securities and derivatives/hedging activities. The following table presents the components of other income (loss) (in thousands):

	For the Years Ended December 31,			Increase (Decrease)
	2006	2005	2004	2006/2005	2005/2004
Other Income (Loss):
Service fees	$2,354	$3,235	$2,704	$(881)	$531
Net loss on trading securities	(99,241)	(215,108)	(56,760)	115,867	(158,348)
Net gain (loss) on derivatives and hedging activities	91,176	136,520	(42,208)	(45,344)	178,728
Other	1,888	1,259	1,045	629	214

Total other income (loss)	$(3,823)	$(74,094)	$(95,219)	$70,271	$21,125

For the year ended December 31, 2006, other income (loss) increased by $70.3 million, or 94.8 percent, compared to the year ended December 31, 2005. This was due primarily to the decrease in the net loss on trading securities exceeding the decrease in the gain in the net gain (loss) on derivatives and hedging activities line item. The details of the net gain (loss) on derivatives and hedging activities are presented in a table below.

For the year ended December 31, 2005, other income (loss) increased by $21.1 million, or 22.2 percent, compared to the year ended December 31, 2004. The was due primarily to the increases in the net loss on trading securities increasing less than the net gains in the net gain (loss) on derivatives and hedging activities line item. The details of the net gain (loss) on derivatives and hedging activities are presented in a table below.

When a derivative qualifies as a SFAS 133 hedging instrument, the change in fair value of the derivative is recognized in earnings with a corresponding change in the fair value related to the designated risk of the hedged item also recognized in earnings. The difference between the changes in fair value recognized of the two instruments represents the degree of ineffectiveness in the hedging relationship. The Bank records the changes in fair value of the derivative and the hedged item of qualifying SFAS 133 hedging relationships in the net gain (loss) on derivatives and hedging activities component of other income (loss). Any interest paid or received for these qualifying SFAS 133 hedging relationships is recorded in net interest income as discussed in the section below.

The Bank also records all gains or losses, comprised of changes in fair value and interest paid or received, of derivatives not designated in SFAS 133 hedging relationships (“economic hedges”) in the net gain (loss) on derivatives and hedging activities classification. The following table details each of these components of net gain (loss) on derivatives and hedging activities (in thousands):

Net Gain (Loss) on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
For the Year Ended December 31, 2006

Interest related	$—	$(5,950)	$(32,376)	$—	$—	$112	$(38,214)
Fair-value hedge qualifying under SFAS 133	32,830	—	—	—	3,214	—	36,044
Economic hedges and other	—	3,845	89,910	(232)	—	(177)	93,346

Total gain (loss)	$32,830	$(2,105)	$57,534	$(232)	$3,214	$(65)	$91,176

For the Year Ended December 31, 2005

Interest related	$—	$(3,505)	$(129,967)	$—	$—	$124	$(133,348)
Fair-value hedge qualifying under SFAS 133	66,188	—	—	—	(14,426)	—	51,762
Economic hedges and other	—	(3,226)	222,092	(702)	—	(58)	218,106

Total gain (loss)	$66,188	$(6,731)	$92,125	$(702)	$(14,426)	$66	$136,520

For the Year Ended December 31, 2004

Interest related	$—	$2,425	$(211,211)	$—	$—	$103	$(208,683)
Fair-value hedge qualifying under SFAS 133	38,316	—	—	—	15,038	—	53,354
Economic hedges and other	—	34,580	77,514	947	—	80	113,121

Total gain (loss)	$38,316	$37,005	$(133,697)	$947	$15,038	$183	$(42,208)

Accounting for Derivatives & Hedging Activities

SFAS 133 requires the Bank to record all derivatives at fair value and to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses applicable to the underlying hedged assets or liabilities may be recognized in a symmetrical manner. Therefore, SFAS 133 introduces the potential for the income statement to reflect considerable timing differences between the current market valuation of the hedge instruments and the delayed effect from related hedged assets or liabilities.

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

As discussed above, if a hedging relationship does not qualify for hedge accounting treatment under SFAS 133, the Bank reports the hedge instrument’s components of interest income or interest expense, together with the effect of the fair valuation, as components of other income. However, there is no corresponding fair value adjustment for the hedged asset or liability.

The table below outlines the overall effect of hedging activities on net interest income and other income related results (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net interest income	$671,219	$633,707	$565,948

Interest components of hedging activities included in net interest income:
Hedging advances	$558,593	$(290,934)	$(1,427,847)
Hedging consolidated obligations	(772,833)	74,478	1,212,813
Hedging related amortization	(33,585)	(35,469)	9,960

Net decrease in net interest income	$(247,825)	$(251,925)	$(205,074)

Interest components of derivative activity included in other income:
Purchased options	$5,141	$10,169	$24,213
Synthetic macro funding	(11,091)	(13,674)	(21,788)
Trading securities	(32,376)	(129,967)	(211,211)
Other	112	124	103

Net decrease in other income	$(38,214)	$(133,348)	$(208,683)

The below discussion provides background and trend analysis on each of the components presented in the table above.

Hedged Advances and Hedged COs. Management generally uses hedging instruments to change, in essence, fixed interest rates into variable interest rates for advances and COs, which, during recent periods, were in most cases initially lower than fixed rates. However, as the interest-rate environment changes over time, the variable interest rates may increase above the fixed interest rate existing at the time the hedge was established. The hedging activities generally use interest-rate swaps to convert the interest rates on both advances and COs to a short-term interest rate, usually based on LIBOR.

When this type of hedging relationship qualifies for hedge accounting treatment under SFAS 133, the interest components shown above are included in net interest income. The combined result of these activities on interest income and interest expense may increase or decrease net interest income. Because the purpose of management’s hedging activities is to protect the interest-rate spread related to net interest income from interest-rate risk, the absolute increase or decrease for either interest income from advances or interest expense on COs is not as important as the relationship of the various hedging activities to overall net interest income and the interest-rate spread. The effect of such hedging activities varies from year to year, depending on interest-rate movements and the amount of the Bank’s hedging activity.

The above table illustrates that, due to hedging activities, net interest income decreased by $247.8 million, $251.9 million and $205.1 million for the years ended December 31, 2006, 2005, and 2004, respectively. These net effects are due to the interplay between short-term interest rates and the underlying contractual interest rates for the advances and COs being hedged. The previous section entitled “Net Interest Income” highlights that management’s hedging activities generally resulted in a fairly stable interest-rate spread during this period of fluctuating interest rates. The table also displays the resulting yield from advances and the cost of COs, including related hedging activities.

Hedging-related Amortization. If a hedging relationship is discontinued, the Bank will cease marking the hedged item to fair value and will amortize the cumulative fair-value adjustment that has occurred as a part of the hedge as interest income or interest expense over the remaining life of the associated hedged item. The associated derivative will continue to be marked to fair value through earnings until it matures or is terminated. Therefore, the amount and nature of the fair-value adjustment may change dramatically from period to period, depending on the mix of hedging strategies, the amortization periods of various items, and whether the amortization is associated predominately with assets or liabilities.

The amounts reflected in the table above for the following items must be considered in conjunction with the discussion set forth under “Other Income (Loss).”

Purchased Options. This component relates to hedging activities in which the Bank generally has paid for protection against future interest-rate movements, but which generally do not qualify for hedge accounting treatment under SFAS 133. Often these activities are used to hedge exposure to prepayment activity in the mortgage loan portfolio. Generally, one would expect that these hedging actions would result in an expense over time because the Bank is purchasing protection. However, if conditions arise that are favorable for exercising the option, the benefit of increased income or reduced expense can be significant. The above table shows that the amount of benefit derived from purchased option activity was $5.1 million in 2006, due to an increase in interest rates that resulted in an increase in the market value of these positions. Since these options are derivatives, both changes in fair value and any related interest income or interest expense, if exercised, are recognized currently in the income statement as a component of other income.

Synthetic Macro Funding. This component relates to activities in which the Bank uses derivatives to create a profile similar to that of having longer-term debt outstanding than the actual underlying debt. Because there is only the existing short-term debt and longer-term debt outstanding, these activities are called “synthetic.” Consequently, these activities do not qualify for hedge accounting treatment under SFAS 133 because they do not have a direct link to a hedged item and are considered economic hedges. These structures contain a derivative, and therefore changes in the fair value of the derivative are recognized in the income statement as a component of other income (loss). The table above reflects the interest component, which normally is an expense over time and which has decreased as long-term interest rates have increased slightly.

Trading Securities Hedging. As discussed above, management hedges the Bank’s exposure to the fair-value fluctuations related to marking trading securities to market through earnings, but the related hedging activity does not qualify for hedge accounting treatment under SFAS 133. The hedge is intended to mirror the trading security to convert, in effect, the trading securities into variable-rate instruments. The effect of this synthetic variable-rate instrument can be seen by combining the interest received on the security with the net amount paid or received on the derivative. Through hedging activities, the yield on trading securities is targeted to correlate with short-term interest rates. The tables in the “Other Income (Loss)” section presented above disclose the hedging of the mark-to-market adjustments for trading securities. The “Other Income (Loss)” caption also includes the fair-value adjustment from the interest-rate swaps used to hedge the trading securities. Changes in these adjustments normally occur due to changes in the spread relationships between government agency securities and the swap curve.

Non-interest Expense

The following table presents non-interest expense (in thousands):

	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)
	2006	2005	2004	2006/2005	2005/2004
Other expense:
Salaries and employee benefits	$56,170	$46,085	$38,575	$10,085	$7,510
Occupancy cost	3,676	3,362	2,683	314	679
Other operating expenses	32,301	27,025	21,466	5,276	5,559

Total operating expenses	92,147	76,472	62,724	15,675	13,748

Finance Board and Office of Finance	7,266	7,074	5,556	192	1,518
Other	2,968	2,644	1,696	324	948

Total other expense	102,381	86,190	69,976	16,191	16,214

Assessments:
Affordable Housing Program	47,048	39,605	32,811	7,443	6,794
REFCORP	103,552	86,760	73,517	16,792	13,243

Total assessments	150,600	126,365	106,328	24,235	20,037

Total non-interest expense	$252,981	$212,555	$176,304	$40,426	$36,251

Non-interest expense increased 19.0 percent in 2006 compared to 2005, and increased 20.6 percent in 2005 compared to 2004. These increases were due primarily to increased AHP and REFCORP assessments due to increased income.

Off-Balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows (1) The Bank has joint and several liability for all of the COs issued by the Office of Finance on behalf of the FHLBanks, and (2) The Bank has outstanding commitments arising from standby letters of credit.

Each FHLBank has joint and several liability for all COs issued on its behalf by the Office of Finance. Accordingly, should one or more of the FHLBanks be unable to satisfy its portion of the payment obligations under the COs, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligations, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ COs at December 31, 2006 and 2005. As of December 31, 2006, the FHLBanks had $952.0 billion in aggregate principal amount of COs issued and outstanding, $128.1 billion of which was attributable to the Bank.

As of December 31, 2006, the Bank had outstanding standby letters of credit of approximately $1.4 billion with original terms of one to 15 years, with the longest final expiration currently in 2017. Standby letters of credit are agreements to lend made to a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to a collateralized advance to the member. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank’s contractual obligations and commitments (in thousands):

	Contractual Obligations As of December 31, 2006 Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$123,101,500	$38,957,115	$51,206,140	$14,117,845	$18,820,400
Term deposits	13,225	13,225	—	—	—
Operating leases	6,382	1,818	2,403	1,626	535
Mandatorily redeemable capital stock	215,705	187,953	23,933	852	2,967

Total contractual obligations	$123,336,812	$39,160,111	$51,232,476	$14,120,323	$18,823,902

Other commitments:
Standby letters of credit	$1,437,178	$151,129	$174,522	$55,077	$1,056,450
CO bonds traded not settled	3,489,000	3,489,000	—	—	—
Commitments to fund mortgage loans	5,312	5,312	—	—	—

Total other commitments	$4,931,490	$3,645,441	$174,522	$55,077	$1,056,450

Liquidity and Capital Resources

Liquidity Management

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called COs, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. In addition, Finance Board regulations and the Bank’s RMP require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at December 31, 2006.

The Bank’s principal source of liquidity is CO debt instruments. COs enjoy GSE status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for a long period. Historically, the FHLBanks have had excellent capital market access.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Additionally, the FHLBank Act authorizes the Secretary of Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977.

Federal Daylight Overdraft Rule Change

Before July 20, 2006, the Federal Reserve Banks posted interest and principal payments on GSEs’ securities by 9:15 a.m. eastern time on the due date even if the issuer had not fully funded its payments. Effective July 20, 2006, the Federal Reserve Banks no longer disburse principal and interest on debt issued by GSEs (such as the FHLBanks) and some international organizations, until their accounts contain sufficient funds to cover those payments.

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

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Liquidity Risk” for further discussion.

Critical Accounting Policies and Estimates

The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank’s reported results and disclosures. Several of the Bank’s accounting policies inherently are subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank’s financial results and condition.

•	Fair-value Determinations

•	Allowance for Credit Losses.

In addition to the above policies that inherently are subject to assumptions and judgment, the Bank’s accounting for derivatives and hedging activities accounting policy also is critical to understanding the Bank’s financial results and condition.

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Bank’s assets and liabilities, including advances, investments classified as trading securities, and all derivatives. Under GAAP, the fair value of an asset or liability is the price at which that asset could be bought or sold in a current transaction between willing parties, other than in liquidation.

Fair values are based on market prices when available. However, many of the Bank’s transactions lack an available trading market characterized by frequent transactions between a willing buyer and seller. In these cases, such values are estimated using pricing models that use discounted cash flows and other pricing techniques. Pricing models and their underlying assumptions are based upon management’s best estimates for appropriate discount rates, prepayments, market volatility and other factors, taking into account current observable market data and experience. The results of the pricing models are reviewed by various management committees of the Bank.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. As such, the use of different models and assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings results.

Allowance for Credit Losses

Pursuant to SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), the Bank is required to assess potential credit losses and establish an allowance for credit losses, if required. The Bank considers the application of these standards to its advance and mortgage loan portfolio a critical accounting policy, as determining the appropriate amount of the allowance for credit losses requires the Bank to make a number of assumptions. The Bank’s assumptions are based on information available as of the date of the financial statements. Actual results may differ from these estimates.

Advances

Finance Board regulation requires the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance. Management believes that an allowance for credit losses on advances is unnecessary at this time, based on the Bank’s historical loss experience and its policies and practice related to securing advances with eligible collateral pledged by the member. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for further discussion regarding the Bank’s credit risk policies and practice.

Mortgage Loans

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. The allowance for credit losses is based on management’s periodic evaluation of the factors discussed below, as well as other pertinent factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. Realized credit losses on the Bank’s mortgage loan portfolio are charged off against the allowance while recoveries of amounts previously charged off are credited to the allowance. The Bank’s allowance for credit losses related to its mortgage loan portfolio was $774 thousand and $557 thousand as of December 31, 2006 and 2005, respectively.

The Bank considers the following factors in establishing the allowance for credit losses: (1) the amount and timing of expected future cash flows and collateral values on mortgage loans independently reviewed and rated; (2) the estimated losses on pools of homogeneous loans based on historical loss experience; and (3) the current economic trends and conditions. Each of the above requires estimation based on management’s judgment. As current economic conditions change, the adequacy of the allowance also could change significantly.

The allowance for credit losses for mortgage loans held consists of three components: (1) specific reserves established for losses on multifamily residential mortgage loans based on a detailed credit quality review; (2) a general reserve established for the remaining multifamily residential mortgage loans not subject to specific reserve allocations; and (3) a general reserve for single-family residential mortgage loans based on the Bank’s loss exposure adjusted for credit enhancements from the PFI.

The total allowance for credit losses, which includes the three components noted above, is available to absorb losses from any mortgage loan in the Bank’s mortgage loan portfolio as of the balance sheet date.

The following discussion provides details regarding the establishment of the allowance for credit losses for conventional multifamily residential mortgage loans and conventional single-family mortgage loans. An allowance for credit losses is not calculated for government-insured single-family residential mortgage loans because of the U.S. government guarantee of the loans and the contractual obligation of the loan servicer.

Multifamily Residential Mortgage Loans

An independent third-party loan review is performed annually on all the Bank’s multifamily residential mortgage loans to identify credit risks and to assess the overall collectibility of those loans. Management may shorten this time frame if it notes significant changes in the portfolio’s performance in the quarterly review report provided on each loan. The Bank’s allowance for credit losses related to multifamily residential mortgage loans is comprised of a specific reserve and a general reserve.

The Bank records a specific reserve for an individual mortgage loan when the loan is impaired as defined in SFAS 114. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan. The loans are collateral dependent; that is, the ability to repay the loan is dependent on amounts generated by the collateral. Therefore, should a loan be classified as impaired in accordance with SFAS 114, the loan will be adjusted to reflect the fair value of the underlying collateral less costs to sell.

To identify the loans that will be subject to review for SFAS 114 impairment, the Bank reviews all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. The Bank uses six grade categories when assigning credit ratings to individual loans. These credit ratings involve a high degree of judgment in estimating the amount and timing of future cash flows and collateral values. While the Bank’s allowance for credit losses is sensitive to the credit ratings assigned to a loan, a hypothetical one-level downgrade or upgrade in the Bank’s credit ratings for all multifamily residential mortgage loans would not result in a change in the allowance for credit losses that would be material as a proportion of the principal balance of the Bank’s mortgage loan portfolio.

A general reserve is maintained on multifamily residential mortgage loans determined not to be individually impaired subject to specific reserve allocations to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves for individual loans. To establish the general reserve, the Bank assigns a risk classification to this population of loans. A specified percentage is allocated to the general reserve for designated risk classification levels. The loans and risk classification designations are reviewed by the Bank on an annual basis.

As of December 31, 2006 and 2005, the allowance for credit losses on multifamily residential mortgage loans was $774 thousand and $473 thousand, respectively.

Single-family Residential Mortgage Loans

Before October 1, 2006, the Bank calculated the allowance for credit losses on its conventional single-family residential mortgage loans to be equal to 5.0 percent of the unpaid principal balance of such loans classified as nonaccrual. This calculation did not consider the lender reserve accounts, supplemental mortgage insurance or the PFI’s credit enhancement obligation (collectively, “credit enhancements”) that would mitigate the loss exposure of the Bank.

Effective October 1, 2006, the Bank revised its calculation of the allowance for credit losses on conventional single-family residential mortgage loans to incorporate additional factors. The calculation is now based on all conventional single-family residential mortgage loans within the Bank’s mortgage portfolio and an estimate of expected credit losses in the portfolio as of the balance sheet date. Data used to estimate expected credit losses includes actual observable losses for mortgage portfolios in the same vintage with similar credit characteristics, the loan portfolio’s historical and current delinquency performance, credit enhancements from the PFI or mortgage insurer, industry data, and the prevailing economic conditions. A general reserve related to the portfolio of loans is recorded if the estimated expected loss exposure exceeds the available credit enhancements under the terms of each Master Commitment.

As of December 31, 2006, the allowance for credit losses on single-family residential mortgage loans was $0. Utilizing the prior methodology, the allowance for credit losses on single-family residential mortgage loans was $84 thousand as of December 31, 2005.

See “Note 1—Summary of Significant Accounting Policies—Mortgage Loans Held in Portfolio” to the Bank’s 2006 financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of management’s estimate of credit losses.

Accounting for Derivatives and Hedging Activities

General

The Bank accounts for derivatives in accordance with SFAS 133. In accordance with SFAS 133, the Bank records all derivatives on the statement of financial condition at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or economic hedging instruments for which hedge accounting is not applied.

The Bank has not entered into any cash-flow hedges as of December 31, 2006. The Bank uses derivatives in its risk management program for the following purposes:

•	Conversion of a fixed rate to a variable rate

•	Conversion of a variable rate with a fixed component to another variable rate

•	Macro hedging of balance sheet risks.

To qualify for SFAS 133 hedge accounting the Bank documents the following concurrently with the execution of each hedging relationship:

•	The hedging strategy

•	Identification of the hedging instrument and the hedged item

•	Determination of the appropriate accounting designation under SFAS 133

•	The method used for the determination of effectiveness for transactions qualifying for hedge accounting under SFAS 133

•	The method for recording ineffectiveness for hedging relationships.

The Bank also evaluates each hedging relationship to determine whether the hedged cash item contains embedded derivatives that meet the criteria for bifurcation as documented in SFAS 133. If, after evaluation, it is determined that an embedded derivative must be bifurcated, the Bank will measure the fair value of the embedded derivative separate from the host contract.

Assessment of Hedge Effectiveness

SFAS 133 requires an effectiveness assessment for qualifying hedging relationships, and the Bank uses two methods to make such an assessment. If the hedging instrument is a swap and meets specific criteria, the hedging relationship may qualify for the short-cut method of assessing effectiveness. The short-cut method allows for an assumption of no ineffectiveness, which means that the change in the fair value of the hedged item is assumed to be equal and offsetting of the change in fair value of the hedging instrument. For periods beginning after May 31, 2005, management determined that it would no longer apply the short-cut method to new hedging relationships.

The long-haul method of effectiveness is used to assess effectiveness for hedging relationships that qualify for hedge accounting under SFAS 133 but do not meet the criteria for the use of the short-cut method. The long-haul method requires separate valuations of both the hedged item and the hedging instrument. The change in fair value of the hedged item related to the designated risk is compared to the changes in fair value of the hedging derivative to determine whether the hedging relationship was highly effective. If the hedging relationship is determined to be highly effective, the change in fair value of the hedged item related to designated risk is recognized in current period earnings in the same period as the change in fair value of the hedging instrument. If the hedging relationship is determined to not be highly effective, hedge accounting either will not be allowed or will cease at that point. The Bank performs effectiveness testing on a monthly basis and uses statistical regression analysis techniques to determine whether a long-haul hedging relationship is highly effective.

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of economic hedges that do not qualify for hedge accounting under SFAS 133, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and economic hedges in the income statement caption “Net gain (loss) on derivatives and hedging activities” which is included in the “Other Income (Loss)” section of the statement of income.

The Bank may discontinue hedge accounting for a hedging transaction (de-designation) if it fails effectiveness testing or for other asset-liability-management reasons. The Bank also treats modifications to hedged items as a discontinuance of a hedging relationship. When a hedge relationship is discontinued, the Bank will cease marking the hedged item to fair value and will amortize the cumulative basis adjustment resulting from SFAS 133 hedge accounting. The Bank reports SFAS 133-related amortization as interest income or expense over the remaining life of the associated cash item. The associated derivative will continue to be marked to fair value through earnings until it matures or is terminated.

Recent Accounting Guidance

SFAS No. 157, Fair Value Measurements (“SFAS 157”), issued in September 2006, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of condition. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Bank has not yet determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition.

Risk Management

The Bank’s lending, investment, and funding activities and the use of derivative hedge instruments expose the Bank to a number of risks, including any one or more of the following:

•	Market risk, which is the risk that the value of the Bank’s assets and liabilities will change as a result of changes in interest rates

•	Liquidity risk, which is the risk that the Bank will be unable to meet its obligations or the credit needs of its members in a timely and cost-efficient manner

•	Credit risk, which is the risk that the value of the Bank’s assets will decline as a result of deterioration in creditworthiness of the Bank’s borrowers or counterparties

•	Operational risk, which is the risk of unexpected loss resulting from external events, human error, fraud, or internal control or information system deficiencies

•	Business risk, which is the risk that external factors may affect the Bank’s results.

The Bank’s board of directors establishes the risk philosophies for the Bank and works with management to align the Bank’s objectives to those philosophies. To manage the Bank’s risk exposure, the Bank’s board of directors has adopted the RMP. The RMP governs the Bank’s identification of, approach to, and management of the above risks. The Bank’s board of directors reviews the RMP annually and formally approves of the RMP at least once every three years. It also reviews and approves amendments to the RMP from time to time as necessary. In addition to the above internal policies, the Bank also is subject to the Finance Board’s regulations and policies regarding risk management.

To ensure compliance with the above policies, the Bank has established multiple internal management committees, with membership representing a broad divisional perspective. Such committees meet monthly to provide timely and objective oversight of operational risk, business risk, credit risk, market risk and liquidity risk-management strategies, tactics, and results. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors.

Market Risk

General

The Bank is exposed to market risk in that changes in interest rates and spreads can have a direct effect on the value of the Bank’s assets and liabilities. As a result of the volume of its interest-earning assets and interest-bearing liabilities, the most significant component of market risk to the Bank is interest-rate risk.

Interest-rate risk represents the risk that the aggregate market value or estimated net fair value of the Bank’s asset, liability, and derivative portfolios will change as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms. These include repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever asset and liability repricing terms are not synchronized, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Basis risk occurs when the relationships between different interest-rate curves for the financial instruments utilized to fund the Bank’s assets changes. Option risk results when assets or liabilities contain prepayment options by the borrower or counterparty, not the Bank. Mortgage assets represent the primary source of option risk.

The primary goal of the Bank’s interest-rate risk measurement and management efforts is to control the above risks through prudent asset-liability management strategies so that the Bank may provide members with dividends that consistently are competitive with existing market interest rates on alternative short-term and variable-rate investments. The Bank attempts to manage interest-rate risk exposure by using appropriate funding instruments and hedging strategies. Hedging may occur at the micro level, for one or more specifically identified transactions, or at the macro level. Management evaluates the Bank’s macro hedge position and funding strategies on a daily basis and makes adjustments as necessary.

The Bank measures its potential market risk exposure in a number of ways. These include asset, liability, and equity duration analyses; earnings forecast scenario analyses that reflect repricing gaps; and convexity characteristics under assumed changes in interest rates, the shape of the yield curve, and market basis relationships. The Bank establishes tolerance limits for these financial metrics and uses internal models to measure each of these risk exposures at least monthly.

Use of Interest-rate Exchange Agreements

Consistent with Finance Board regulation, the Bank enters into interest-rate exchange agreements, known as derivatives, to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank’s management attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

1. As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses interest-rate exchange agreements to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets, such as advances, investments, and mortgage loans. This results in the interest-rate sensitivity of the Bank’s assets more closely approximating the interest-rate sensitivity of its liabilities. The Bank also uses interest-rate exchange agreements to manage embedded options in assets and liabilities; and to hedge the market value of existing assets, liabilities, and anticipated transactions. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

2. As an asset-liability management tool, for which SFAS 133 hedge accounting is not applied (“economic hedge”). The Bank may enter into interest-rate exchange agreements that do not qualify for hedge accounting under SFAS 133 accounting rules. As a result, the Bank recognizes the change in fair value of these interest-rate exchange agreements in other income as net gains (losses) on derivatives and hedging activities with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type. In addition to interest-rate exchange agreements, the table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS 133 (in thousands):

	As of December 31,
	2006		2005
	Total Notional	Estimated Fair Value Gain/(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain/(Loss) (excludes accrued interest)
Advances:
Fair value	$66,304,379	$384,970	$61,404,695	$304,574
Economic	1,236,900	2,366	1,175,000	20,764

Total	67,541,279	387,336	62,579,695	325,338

Investments:
Economic	8,461,216	(115,875)	9,376,169	(190,969)

Total	8,461,216	(115,875)	9,376,169	(190,969)

MPF/MPP loans:
Stand alone delivery commitments	5,312	(15)	10,406	10

Total	5,312	(15)	10,406	10

Consolidated obligations bonds:
Fair Value	98,564,362	(630,957)	92,103,834	(1,214,426)
Economic	629,500	(3,230)	339,500	(4,095)

Total	99,193,862	(634,187)	92,443,334	(1,218,521)

Intermediary positions:
Intermediaries	505,720	210	406,168	430

Total	505,720	210	406,168	430

Total notional and fair value	$175,707,389	$(362,531)	$164,815,772	$(1,083,712)

Total derivatives excluding accrued interest		$(362,531)		$(1,083,712)
Accrued interest		51,572		41,450

Net derivative balance		$(310,959)		$(1,042,262)

Net derivative assets balance		$259,024		$157,247
Net derivative liabilities balance		(569,983)		(1,199,509)

Net derivative balance		$(310,959)		$(1,042,262)

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods, including calculating the duration of assets, liabilities, and equity under various scenarios and calculating the theoretical market value of equity. Duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest bearing assets and liabilities to changes in interest rates. As duration lengthens, market-value changes become more sensitive to interest-rate changes. As an example of duration relative to interest-rate sensitivity, the value of an instrument with duration of five years will change by approximately five percent with a one-percentage point change in interest rates. The Bank employs sophisticated modeling systems to measure duration.

Duration of equity aggregates the estimated sensitivity of market value for each of the Bank’s financial assets and liabilities to changes in interest rates. Duration of equity is computed by taking the market value-weighted duration of assets, less the market value-weighted duration of liabilities, and dividing the remainder by the market value of equity. However, market value of equity should not be considered indicative of the market value of the Bank as a going concern or the value of the Bank in a liquidation scenario. A duration gap is the measure of the difference between the estimated durations of portfolio assets and liabilities and summarizes the extent to which the estimated cash flows for assets and liabilities are matched, on average, over time and across interest-rate scenarios.

A positive duration of equity or a positive duration gap results when the duration of assets is greater than the duration of liabilities. A negative duration of equity or a negative duration gap results when the duration of assets is less than the duration of liabilities. A positive duration of equity or a positive duration gap generally indicates that the Bank has some exposure to interest-rate risk in a rising rate environment, and a negative duration of equity or a negative duration gap indicates some exposure to interest-rate risk in a declining interest-rate environment. Higher duration numbers, whether positive or negative, indicate greater volatility of market value of equity in response to changing interest rates.

The table below reflects the Bank’s duration exposure measurements as calculated in accordance with current Finance Board regulations. Under the Bank’s RMP, the Bank must maintain its duration of equity within a range of +60 months to -60 months, assuming current interest rates, and within a range of +84 months to -84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

Duration Exposure

(In months)

	As of December 31,
	2006			2005
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	6.7	6.8	5.0	7.4	7.2	4.0
Liabilities	5.9	6.0	5.2	6.7	6.9	5.8
Equity	26.6	24.1	(0.5)	25.3	15.0	(37.0)
Duration gap	0.8	0.8	(0.2)	0.7	0.3	(1.8)

As shown in the table above, as of December 31, 2006 and 2005, the Bank’s base case duration gap was 0.8 months and 0.3 months, with a duration of equity of 24.1 months and 15 months, respectively. These measurements were slighter higher at December 31, 2006 due to increases in interest rates during 2006.

Management has determined that it would be prudent to consider interest-rate movements of a lesser magnitude than the +/-200 basis point shifts required by the Bank’s RMP. The table below shows duration exposure to increases and decreases in interest rates in 50 basis point increments as of December 31, 2006.

Additional Duration Exposure Scenarios

(In months)

	As of December 31, 2006
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	6.8	6.9	6.9	6.8	6.4	5.9	5.3
Liabilities	6.0	6.0	5.9	6.0	5.9	5.6	5.4
Equity	26.7	26.2	28.4	24.1	19.2	12.5	4.8
Duration gap	0.8	0.9	1.0	0.8	0.5	0.3	(0.1)

The prepayment risk in both advances and investment assets can affect significantly the Bank’s duration of equity and duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower’s decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank’s prepayment fees for advances without embedded options generally are based on the present value of the difference between the rate on the prepaid advance and the current rate for an advance with an identical maturity date. Prepayment fees for advances that contain embedded options generally are based upon the market value of the derivative instrument that the Bank used to hedge the advance.

The Bank carries a significant MBS investment portfolio and anticipates modest growth in mortgage loan purchases from members. The prepayment options embedded in mortgage loan and mortgage security assets may result in extensions or contractions of both actual and expected cash flows when interest rates change. Current Finance Board policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. To reduce the Bank’s exposure to prepayment risk, the amount of callable debt liabilities used to fund the Bank’s mortgage investments grew from $6.3 billion as of December 31, 2005 to $6.8 billion as of December 31, 2006. The Bank also uses interest-rate exchange agreements to reduce duration and option risks for investment securities other than MBS. Duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher duration of equity, indicating increased sensitivity to interest rate changes. As shown in the table below, the Bank’s base case market value of equity was approximately $6.1 billion and $5.9 billion as of December 31, 2006 and 2005, respectively.

Market Value of Equity

(In millions)

	As of December 31,
	2006			2005
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$140,380	$141,989	$143,389	$142,109	$143,901	$145,253
Liabilities	134,496	135,848	137,126	136,377	137,959	139,395
Equity	5,884	6,141	6,263	5,732	5,942	5,858

Under the Bank’s RMP, the Bank’s market value of equity must not decline by more than 25 percent, assuming an immediate, parallel, and sustained interest-rate shock of 200 basis points in either direction.

If duration of equity or market value of equity is approaching the boundaries of the Bank’s RMP ranges, management will initiate remedial action or review alternative strategies at the next meeting of the Finance Committee of the board of directors. Remedial action could include, but is not limited to, exercising options on short-term debt and issuing long-term debt, entering into pay-fixed interest-rate swaps, or purchasing interest-rate caps.

Liquidity Risk

Liquidity risk is the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and associates in a timely and cost-efficient manner. The Bank’s objective is to meet operational and member liquidity needs under all reasonable economic and operational situations. The Bank uses liquidity to absorb fluctuations in asset and liability balances and to assure an adequate reservoir of funding to support attractive and stable advance pricing. The Bank meets its liquidity needs from both asset and liability sources.

The Bank faces two basic types of liquidity risk: operational and contingent. Operational liquidity is defined as the ready cash and borrowing capacity available to meet the Bank’s day-to-day needs. Contingency liquidity is defined as the liquidity available should the need for liquidity increase as the result of increased member requests or a disruption of normal access to funding markets. The Bank can secure contingent liquidity from cash, securities available for repurchase, self-liquidating assets maturing in seven days or less, marketable assets with a maturity of one year or less and irrevocable lines of credit from financial institutions rated by an NRSRO no lower than the second highest credit rating category.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days assuming restricted debt market access. In addition, Finance Board regulations and the Bank’s RMP require the Bank to maintain contingency liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at December 31, 2006.

To maintain adequate operational liquidity on each business day in accordance with the above guidelines, the Bank has established a daily liquidity target.

To ensure adequate contingency liquidity in accordance with the above guidelines, the Bank’s RMP establishes a contingency liquidity requirement.

If on any day the operational liquidity calculation or the contingency liquidity calculation results in a negative value, the Bank’s RMP requires management to review such occurrence at the next meeting of Asset/Liability Committee and to report such occurrence to the Finance Committee of the board of directors at its next meeting. In the event of an actual stressed environment, the Bank will prioritize liquidity requests from its members, and management will consult with the Finance Committee of the board of directors at the earliest opportunity to discuss a remedial strategy. The Bank has not experienced negative operational or contingency liquidity during the years ended December 31, 2006 and 2005.

Credit Risk

Credit risk is defined as the risk of loss due to defaults on principal and interest payments on advances, investments, derivatives, and mortgage loan programs (MPF Program, MPP and AMPP).

Advances

The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and counterparties and by requiring members or their affiliates to pledge sufficient eligible collateral for all advances.

The Bank periodically, typically on a quarterly basis, assesses each member’s creditworthiness and financial condition to determine the maximum amount and term of the advances the Bank may lend to a particular member.

The Bank ensures that is has a security interest in eligible collateral to fully secure a member’s advances at the time it originates or renews an advance. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets acceptable to the Bank. The FHLBank Act and Finance Board regulations allow for additional categories of eligible collateral from members that qualify as Community Financial Institutions (“CFIs”), defined in 2006 as FDIC-insured depository institutions with average total assets of $587 million or less over the preceding three-year period. If deemed acceptable by the Bank, CFIs may pledge small business, small farm, and small agri-business loans as collateral for advances. The Bank presently does not accept these forms of collateral to secure CFI advances but may do so in the future.

The Bank requires each borrower to execute an Advances and Security Agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. Upon executing the Advances and Security Agreement, the Bank perfects its security in the collateral that will support advances by filing a UCC-1 financing statement. Additionally, the Bank requires borrowers pledging securities collateral to transfer “control” of that collateral to the Bank as provided in the Uniform Commercial Code before making an advance to the borrower. The Bank may, in its discretion, require the delivery of loan collateral at any time. The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank’s security interest under the FHLBank Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

The Bank periodically reviews the collateral pledged by each member to secure outstanding advances. This review process occurs quarterly, monthly, or daily depending on the form of pledge and type of collateral. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy, and sufficiency of the collateral pledged.

To ensure that advances are secured fully, the Bank values pledged collateral by assigning a discount to each type of eligible collateral. The discounts to market value, or book value in certain cases, are as follows: three percent for U.S. Treasury and agency securities; 10 percent for private-label MBS; 20 percent to 33 percent for residential first-mortgage loans; and 50 percent for loans backed by home equity lines of credit, second mortgages, multifamily properties, and commercial real estate. These discounts are subject to adjustment at any time, at the discretion of the Bank. The collateral discount process takes into consideration any risk factors the Bank may encounter in liquidating the collateral to obtain repayment of an advance in the event of a member’s default. The types of risks addressed in the collateral valuation process include accrued and unpaid post-default interest, post-default holding, resolution, and disposition costs, as well as, discounts applied by the secondary market to account for any one or more of the following:

•	Change in market value of the pledged loan or security due to current interest rates

•	Decline in underlying real estate values of the properties backing the loan or security

•	Credit underwriting of the assets.

The Bank categorizes each borrowing member according to the relative amount of credit and/or collateral risk it poses to the Bank. In general, borrowers in the higher-rated categories (less credit/collateral risk) have fewer restrictions on the types of collateral they may use to secure advances, are subject to smaller collateral discounts for residential first-mortgage collateral, and face less stringent collateral reporting requirements. As of December 31, 2006, approximately 97 percent of the Bank’s borrowing members were in the higher-rated categories.

The following table provides information about the types of collateral held for the Bank’s advances (dollar amount in millions):

	Outstanding Advances	Discounted Value of Collateral Pledged by Members	Residential First Mortgage and Security Collateral (%)	Commercial Real Estate Mortgage Collateral (%)	Multifamily and Home Equity Line of Credit Collateral (%)
As of December 31, 2006	$101,913	$196,874	83.1	5.4	11.5
As of December 31, 2005	101,642	198,986	84.8	5.1	10.1

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established a loan loss allowance for advances.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including federal funds sold and MBS. However,

the Bank has never suffered a credit loss in its investment portfolio and does not anticipate any such losses in the future.

The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, which are more conservative than the Finance Board regulations with respect to term limits and eligible counterparties. The Bank’s RMP permits the Bank to invest in MBS of certain GSEs or other MBS, CMOs, and REMICS rated AAA by S&P or Aaa by Moody’s. Finance Board regulations prohibit the Bank from investing in any of the following securities:

•

Instruments such as common stock that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income people or communities

•	Instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks

•

Non-investment grade debt instruments, other than certain investments targeted to low-income people or communities and instruments that were downgraded to below an investment grade rating after purchase by the Bank

•

Whole mortgages or other whole loans, other than (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second highest credit rating from an NRSRO; (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the FHLBank Act

•	Non-U.S. dollar denominated securities.

Consistent with its practice with respect to members, the Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s RMP and the Finance Board’s regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a monthly basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio from $8.9 billion at December 31, 2005 to $7.1 billion as of December 31, 2006 related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities. As of December 31, 2006, the distribution of maturities of unsecured credit exposure was approximately as follows:

•	47 percent of the exposure matured in one business day

•	Eight percent matured within two to 30 calendar days

•	11 percent matured within 31 to 90 calendar days

•	Three percent matured within 91 to 270 calendar days

•	31 percent matured after 270 calendar days and consisted of housing bonds and derivative exposure.

This distribution represented a typical maturity schedule for the Bank’s liquid (maturities of less than one year) investments. As of December 31, 2006, the Bank had no unsecured credit exposure to any single non-U.S. government counterparty that was greater than 10 percent. The Bank had exposure to five counterparties in excess of five percent but less than 10 percent of total exposure.

The following tables reflect the S&P ratings of the MBS owned by the Bank (in thousands):

Mortgage-Backed Securities

As of December 31, 2006

	Amount	AAA	AA	A	Less Than A
Issued, guaranteed, or fully insured by:

Pools of mortgages:
Fannie Mae	$711,086	$711,086	$—	$—	$—
Freddie Mac	1,449,775	1,449,775	—	—	—
Ginnie Mae	63,486	63,486	—	—	—
CMOs/REMICS:
Ginnie Mae	2,396	2,396	—	—	—
Non-federal agency:
CMOs/REMICS	16,995,788	16,995,788	—	—	—

Total	$19,222,531	$19,222,531	$—	$—	$—

Mortgage-Backed Securities

As of December 31, 2005

	Amount	AAA	AA	A	Less Than A
Issued, guaranteed, or fully insured by:

Pools of mortgages:
Fannie Mae	$822,711	$822,711	$—	$—	$—
Freddie Mac	1,686,008	1,686,008	—	—	—
Ginnie Mae	85,721	85,721	—	—	—
CMOs/REMICS:
Ginnie Mae	3,187	3,187	—	—	—
Non-federal agency:
CMOs/REMICS	16,019,462	16,019,462	—	—	—

Total	$18,617,089	$18,617,089	$—	$—	$—

Interest-Rate Exchange Agreements

Interest-rate exchange agreement transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows the regulatory requirements of the Finance Board, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of December 31, 2006, the Bank had $175.7 billion in total notional amount of interest-rate exchange agreements outstanding compared to $164.8 billion December 31, 2005. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of December 31, 2006, 100 percent of the total notional amount of outstanding derivative transactions was represented by 32 counterparties with a credit rating of at least an A or better. Of these counterparties, there were four, Goldman Sachs, JP Morgan Chase Bank, Deutsche Bank AG and Lehman Brothers Holding Inc, that represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Lehman Brothers Holding Inc, Credit Suisse First Boston, HSBC Bank USA, and Deutsche Bank AG, represented more than 10 percent of the Bank’s net exposure. As of December 31, 2005, 32 counterparties represented 100 percent of the total notional amount of outstanding derivative transactions and all counterparties had a credit rating of A or better. Of these counterparties, there were three, Goldman Sachs, JP Morgan Chase Bank, and Lehman Brothers Holding Inc., that represented more than 10 percent of the total notional amount and two, Lehman Brothers Holding Inc. and Deutsche Bank AG, that represented more than 10 percent of the total net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of December 31, 2006

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$5,573,635	$—	$—	$—
AA	111,565,110	112,774	71,942	40,832
A	58,310,477	145,787	140,094	5,693
Member institutions*	252,855	463	—	—
Delivery commitments	5,312	—	—	—

Total derivatives	$175,707,389	$259,024	$212,036	$46,525

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2005

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$9,179,135	$—	$—	$—
AA	84,244,004	68,440	53,533	14,907
A	71,179,143	88,744	76,087	12,657
Member institutions*	203,084	53	—	—
Delivery commitments	10,406	10	—	—

Total derivatives	$164,815,772	$157,247	$129,620	$27,564

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated net cost of replacing all interest-rate exchange agreements if the counterparty defaults, net of the value of related collateral.

The net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and Finance Board regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

MPF Program

The Bank seeks to manage the credit risk associated with the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI.

Mortgage loans purchased under the MPF Program must comply with the underwriting and eligibility standards established and maintained by the FHLBank Chicago. In some circumstances, the Bank, with the concurrence of FHLBank Chicago, may grant a PFI a waiver exempting it from complying with these standards. The Bank has granted a limited number of such waivers related to documentation requirements or accepted alternate underwriting criteria in circumstances in which such waivers would not affect materially the value of the asset.

The current MPF program underwriting and eligibility guidelines can be summarized as follows:

•	Conforming loan size, which may not exceed the loan limits permitted to be set by Fannie Mae each year

•	Fixed-rate, fully amortizing loans with terms from five years to 30 years

•	Secured by first liens on residential owner-occupied primary residences and second homes; primary residences may be up to four units

•

Condominium, planned unit developments, and manufactured homes are acceptable property types as are mortgages on leasehold estates (though manufactured homes must be on land owned in fee simple by the borrower)

•

95 percent maximum loan-to-value ratio (“LTV”); except for FHLBank AHP mortgage loans which may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value to the total amount of all mortgages outstanding against a property) and government insured and guaranteed MPF loans which may not exceed the LTV limits set by FHA and VA; MPF loans with LTVs greater than 80 percent require certain amounts of mortgage guaranty insurance (“MI”), called primary MI, from an MI company rated at least AA or Aa and acceptable to S&P

•	Unseasoned or current production with up to five payments made by the borrower

•	Credit reports and credit scores for each borrower; for borrowers with no credit score, alternative verification of credit is permitted

•	Verification of income and sources of funds, if applicable

•	Property appraisals

•	Customary property or hazard insurance, and flood insurance, if applicable, from insurers acceptably rated as detailed in the MPF Origination Guide

•	Title insurance or, in those areas where title insurance is not customary, an attorney’s opinion of title

•	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments

•	Loans that are not ratable by a rating agency are not eligible for delivery under the MPF Program

•

Loans that are classified as high-cost, high-rate, or high-risk loans that exceed the annual percentage rate, or points and fees thresholds, of the Home Ownership and Equity Protection Act (“HOEPA”) or loans in similar categories defined under predatory lending or abusive lending laws are not eligible for delivery under the MPF Program.

In addition to the above, the Bank manages MPF Program credit risk through sharing of potential losses with the PFI. The Bank and PFI share the risk of losses on MPF loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The general allocation of losses under the MPF program is divided into the following loss layers:

Borrower’s Equity. The first layer of protection against loss is the borrower’s equity in the real property securing the MPF loan.

Primary Mortgage Insurance. The second layer of protection comes from primary mortgage insurance (“PMI”) that is required for any MPF loan with an LTV greater than 80 percent.

First Loss Account. Third, losses for each master commitment that are not paid by PMI, up to an agreed-upon amount, are incurred by the Bank up to a pre-specified amount that is tracked in what is called a “First Loss Account,” or “FLA.” The FLA represents the amount of expected losses that the Bank must incur before the PFI’s credit enhancement becomes available to cover losses.

Member Credit Enhancement. Fourth, losses for loans purchased under each master commitment in excess of the FLA, up to an agreed-upon amount, called the credit enhancement, or “CE Amount,” are incurred by the PFIs, which, for MPF Plus, includes supplemental mortgage insurance (“SMI”). The member’s CE Amount is sized using the MPF Program methodology to limit the amount of the Bank’s losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). The CE Amount is determined at inception of each loan pool master commitment and is reassessed and increased, if necessary, after the “fill up period” for each master commitment that has been completed but is not increased thereafter. In one MPF product (refer to previous discussion of products), the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The Bank had balances of mortgage assets held under its MPF Program of $2.7 billion and $2.5 billion as of December 31, 2006 and 2005, respectively. The Bank’s allowance for credit losses on for MPF assets as of December 31, 2006 and 2005 was approximately $0 thousand and $84 thousand, respectively. A description of the MPF Program is contained in Item 1, “Business-Mortgage Loans Held for Portfolio-MPF.”

MPP

Like the MPF Program, the Bank seeks to manage the credit risk associated with the MPP by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI.

Mortgage loans purchased under MPP must comply with the underwriting and eligibility standards set forth in the MPP guidelines established by the Bank. In some circumstances, the Bank may grant a PFI a waiver exempting it from complying with specified provisions of the MPP guidelines.

The current underwriting and eligibility guidelines can be broadly summarized as follows with respect to MPP loans:

•	Conforming loan size, which may not exceed the loan limits permitted to be set by Fannie Mae each year

•	Fixed-rate, fully-amortizing loans with terms from 10 years to 30 years

•	Secured by first liens on residential owner-occupied primary residences and second homes; primary residences may be up to four units

•	Condominiums and planned unit developments are acceptable property types as are mortgages on leasehold estates

•

95 percent maximum LTV; government MPP loans which may not exceed the LTV limits set by FHA and VA; any MPP loan with an LTV greater than 80 percent requires certain amounts of primary MI from an MI company rated at least AA or Aa and acceptable to S&P

•	Current production or seasoned up to 12 months from origination

•	Eligible loan purposes are purchase transactions, cash-out refinances, and no-cash-out refinances

•	Credit scores are required

•	Verification of income

•	Property appraisals

•	Customary property or hazard insurance, and flood insurance, if applicable, from insurers acceptably rated as detailed in the MPP guidelines

•

Title insurance must be provided to assure the first lien and clear title status of each mortgage; title insurance is to be provided by an acceptably rated title insurance company as provided in the MPP guidelines

•	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments

•	Loans that S&P has declined to rate are not eligible for delivery under MPP

•	Loans that are classified as high-cost, high-rate, or high-risk, or loans in similar categories defined under predatory lending or abusive lending laws, are not eligible for delivery under MPP

•	Loans that exceed either the annual percentage rate or points and fees threshold of HOEPA are not eligible.

The Bank manages MPP credit risk through sharing of potential losses with the PFI. The general allocation of losses under the MPP is divided into the following loss layers:

Borrower’s Equity and Primary Mortgage Insurance. The first layer of protection against loss is the borrower’s equity in the real property securing the MPP loan and primary mortgage insurance where applicable.

Lender Risk Account. Second, the Bank establishes a Lender Risk Account (“LRA”) to cover losses for each master commitment that are not paid by primary mortgage insurance or borrower’s equity. The Bank can establish the amount of the LRA balance either up front as a portion of the purchase proceeds (a “Fixed LRA”) or as a portion of the monthly interest paid by the borrower (a “Spread LRA”). The cost of the LRA is factored into determining a purchase price for loans under MPP. If, for example, the Bank has to set aside seven basis points annually to cover the funding of the LRA, the purchase price would be set under the assumption that seven basis points of coupon flow was not available to the Bank.

Currently, the Bank offers only the Spread LRA option, so the Bank funds the LRA through a portion of the monthly interest paid by the borrower. The LRA typically ranges between 30 basis points and 40 basis points of the outstanding principal balance of the mortgage loans. The exact amount is determined in conjunction with the provider of the SMI and the final pricing received on the SMI can be affected by the size of the LRA. The PFI’s recourse is limited to this predetermined LRA amount, so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Once the LRA has reached the required amount, but not before five years in the case of the Fixed LRA, the Bank will pay to the PFI on an annual basis in accordance with a step-down schedule that is established at the time of a master commitment contract any unused amounts of the LRA that are no longer required to cover expected losses. After 11 years from the closing of the mortgage pool, the Bank extinguishes the LRA and pays any remaining amounts to the PFI. The extinguishment of the LRA after 11 years was arrived at in conjunction with the providers of SMI.

Supplemental Mortgage Insurance. Third, losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI. In MPP, SMI generally covers mortgages with an LTV of 50 percent or greater. The Bank expects that the specified LTV may change in the future. In addition, the Bank anticipates that SMI policies will contain an aggregate loss limit whereby the total amount payable by the SMI insurer under the policy will be less than the total unpaid principal balances on the insured loans.

The Bank has never incurred a credit loss pursuant to which a claim has been paid by SMI. The Bank has established formal polices and procedures to monitor its exposure to mortgage insurance companies, including an aggregate cap on the amount of permissible exposure to supplemental mortgage insurance at each provider. None of the Bank’s PFIs or their affiliates provides any of the primary or supplemental mortgage insurance under these programs.

The Bank. Fourth, the Bank absorbs any remaining unallocated losses.

Total credit enhancement is sized to provide the equivalent of AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency).

The Bank had balances of mortgage assets held under its MPP of $322.8 million and $292.5 million as of December 31, 2006 and 2005, respectively. The Bank determined that an allowance for credit losses on MPP assets was not required for 2006 or 2005. A description of MPP is contained in Item 1, “Business-Mortgage Loans Held for Portfolio-MPP.”

AMPP

The Bank’s AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank’s primary protection against loss is the borrower’s equity in the real property that secures the AMPP loan. The balances of AMPP assets were $24.1 million and $24.5 million as of December 31, 2006 and 2005, respectively. Starting in 2006, the Bank no longer purchased assets under this program but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes loan loss reserves based on the results of the review in accordance with written policies and procedures. The Bank’s loan loss reserve for AMPP assets as of December 31, 2006 and December 31, 2005 was approximately $774 thousand and $473 thousand, respectively.

Operational Risk

Operational risk is the risk of potential loss due to human error, systems malfunctions, fraud, failure of internal controls, or potential losses from external events such as man-made or natural disasters. Operational risk inherently is greatest where transaction processes include numerous processing steps, require greater subjectivity or are non-routine. As the Bank’s activities and business environment are becoming increasingly complex due to changing regulatory requirements and Bank growth, the Bank is experiencing increased operational risk.

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs, both of which consider the operational risk ramifications of the Bank’s business strategies and environment. The Bank has established comprehensive financial and operating polices and procedures (including a change control policy) to mitigate the likelihood of loss resulting from the identified operational risks. For example, the Bank has a disaster recovery plan designed to restore critical business processes and systems in the event of disaster. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

The Executive Management Committee, at times working through other management committees, including the Enterprise Risk Committee, is responsible for management and oversight of the Bank’s risk management programs and practices discussed above. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly monitors compliance with the polices and procedures related to managing operational risks.

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputational, and regulatory events that are beyond the Bank’s control. From time to time, proposals are made or legislative and regulatory changes are considered that could affect the Bank’s status and its cost of doing business. The Bank attempts to mitigate these risks through long-term strategic planning and through continually monitoring economic indicators and the external environment.

Cyclicality and Seasonality

The demand for advances from the Bank, and the Bank’s business generally, are not subject to the effects of cyclical or seasonal variations.

Effects of Inflation

The majority of the Bank’s assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation coupled with increasing interest rates, generally has the following effect on the Bank:

•	The cost of the Bank’s funds and operating overhead increase

•	The yield on variable rate assets held by the Bank increases

•	The fair value of fixed-rate investments and mortgage loans held in portfolio decrease

•

Mortgage loan prepayment rates decrease and result in lower levels of mortgage loan re-finance activity, which may result in the reduction of Bank advances to members as increased rates tend to slow home sales.

Conversely, lower rates of inflation or deflation have the opposite effect of the above on the Bank and its holdings.

Item 7A. Quantitative	and Qualitative Disclosures About Market Risk.

A discussion of the Bank’s market risk is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Atlanta:

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Bank changed its method of amortizing and accreting premiums and discounts on mortgage-backed securities in 2005.

/s/    PricewaterhouseCoopers LLP

Atlanta, Georgia

February 26, 2007

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(In thousands, except par value)

	As of December 31,
	2006	2005
ASSETS
Cash and due from banks	$28,671	$13,345
Interest-bearing deposits (includes deposits with other FHLBanks of $5,016 and $5,000 as of December 31, 2006 and 2005, respectively)	800,982	254,321
Federal funds sold	10,532,000	13,028,500
Trading securities (includes $164,831 and $1,266,335 pledged as collateral at December 31, 2006 and 2005, respectively, that may be repledged and other FHLBanks’ bonds of $280,488 and $288,731 as of December 31, 2006 and 2005, respectively)	4,515,309	5,260,321
Held-to-maturity securities, net (fair value of $18,984,477 and $19,250,998 as of December 31, 2006 and 2005, respectively)	19,329,711	19,628,496
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $774 and $557 as of December 31, 2006 and 2005, respectively	3,003,399	2,859,982
Advances, net	101,476,335	101,264,208
Accrued interest receivable	692,493	621,448
Premises and equipment, net	30,594	31,019
Derivative assets	259,024	157,247
Other assets	89,913	93,952

TOTAL ASSETS	$140,758,431	$143,212,839

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$4,600,756	$5,191,340
Noninterest-bearing	19,712	43,534

Total deposits	4,620,468	5,234,874

Securities sold under agreements to repurchase	500,000	500,000
Consolidated obligations, net:
Discount notes	4,934,073	9,579,425
Bonds	122,067,636	119,172,487

Total consolidated obligations, net	127,001,709	128,751,912

Mandatorily redeemable capital stock	215,705	143,096
Accrued interest payable	1,386,989	1,067,352
Affordable Housing Program	130,006	105,911
Payable to REFCORP	23,606	20,766
Derivative liabilities	569,983	1,199,509
Other liabilities	136,328	107,847

Total liabilities	134,584,794	137,131,267

Commitments and contingencies (Note 16 )

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares: 57,718 shares and 57,532 shares as of December 31, 2006 and 2005, respectively	5,771,798	5,753,203
Retained earnings	406,376	328,369
Accumulated other comprehensive loss	(4,537)	—

Total capital	6,173,637	6,081,572

TOTAL LIABILITIES AND CAPITAL	$140,758,431	$143,212,839

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Advances	$5,253,942	$3,437,205	$1,577,413
Prepayment fees on advances, net	1,088	1,859	20,309
Interest-bearing deposits	34,691	31,179	10,894
Federal funds sold	535,144	240,079	74,484
Trading securities	282,585	316,908	287,881
Held-to-maturity securities	927,162	847,743	703,297
Mortgage loans held for portfolio	152,167	131,630	97,082
Loans to other FHLBanks	109	199	90

Total interest income	7,186,888	5,006,802	2,771,450

INTEREST EXPENSE
Consolidated obligations:
Discount notes	352,634	224,022	73,313
Bonds	5,911,141	3,957,816	2,054,477
Deposits	218,831	152,872	59,813
Borrowings from other FHLBanks	68	33	9
Securities sold under agreements to repurchase	23,200	28,776	16,593
Mandatorily redeemable capital stock	9,234	9,405	1,239
Other borrowings	561	171	58

Total interest expense	6,515,669	4,373,095	2,205,502

NET INTEREST INCOME BEFORE MORTGAGE LOAN LOSS PROVISION	671,219	633,707	565,948
Provision for credit losses on mortgage loans held for portfolio	217	17	364

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	671,002	633,690	565,584

OTHER INCOME (LOSS)
Service fees	2,354	3,235	2,704
Net loss on trading securities	(99,241)	(215,108)	(56,760)
Net gain (loss) on derivatives and hedging activities	91,176	136,520	(42,208)
Other	1,888	1,259	1,045

Total other income (loss)	(3,823)	(74,094)	(95,219)

OTHER EXPENSE
Operating	92,147	76,472	62,724
Finance Board	4,441	4,235	3,274
Office of Finance	2,825	2,839	2,282
Other	2,968	2,644	1,696

Total other expenses	102,381	86,190	69,976

INCOME BEFORE ASSESSMENTS	564,798	473,406	400,389

Affordable Housing Program	47,048	39,605	32,811
REFCORP	103,552	86,760	73,517

Total assessments	150,600	126,365	106,328

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	414,198	347,041	294,061
Cumulative effect of change in accounting principle	—	(2,905)	—

NET INCOME	$414,198	$344,136	$294,061

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

	Capital Stock Class B Putable		Capital Stock Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Shares	Par Value
BALANCE, DECEMBER 31, 2003	—	$—	49,206	$4,920,580	$108,927	$—	$5,029,507
Proceeds from issuance of capital stock	—	—	34,771	3,477,120	—	—	3,477,120
Repurchase/redemption of capital stock	—	—	(27,155)	(2,715,525)	—	—	(2,715,525)
Conversion to Class B shares	56,822	5,682,175	(56,822)	(5,682,175)	—	—	—
Net shares reclassified to mandatorily redeemable capital stock	(4,570)	(457,026)	—	—	—	—	(457,026)
Net income	—	—	—	—	294,061	—	294,061
Cash dividends on capital stock	—	—	—	—	(186,348)	—	(186,348)

BALANCE, DECEMBER 31, 2004	52,252	5,225,149	—	—	216,640	—	5,441,789
Proceeds from issuance of capital stock	39,624	3,962,429	—	—	—	—	3,962,429
Repurchase/redemption of capital stock	(33,821)	(3,382,043)	—	—	—	—	(3,382,043)
Net shares reclassified to mandatorily redeemable capital stock	(523)	(52,332)	—	—	—	—	(52,332)
Net income	—	—	—	—	344,136	—	344,136
Cash dividends on capital stock	—	—	—	—	(232,407)	—	(232,407)

BALANCE, DECEMBER 31, 2005	57,532	5,753,203	—	—	328,369	—	6,081,572
Proceeds from issuance of capital stock	40,599	4,059,854	—	—	—	—	4,059,854
Repurchase/redemption of capital stock	(38,947)	(3,894,652)	—	—	—	—	(3,894,652)
Net shares reclassified to mandatorily redeemable capital stock	(1,466)	(146,607)	—	—	—	—	(146,607)
Comprehensive income:
Net income	—	—	—	—	414,198	—	414,198
Adoption of SFAS 158	—	—	—	—	—	(4,537)	(4,537)
Cash dividends on capital stock	—	—	—	—	(336,191)	—	(336,191)

BALANCE, DECEMBER 31, 2006	57,718	$5,771,798	—	$—	$406,376	$(4,537)	$6,173,637

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$414,198	$344,136	$294,061

Cumulative effect of change in accounting principle	—	2,905	—

Income before cumulative effect of change in accounting principle	414,198	347,041	294,061

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	28,114	28,182	52,198
Net premiums and discounts on investments	(2,373)	3,859	33,200
Net premiums and discounts on mortgage loans	(326)	518	453
Concessions on consolidated obligation bonds	31,251	31,620	50,615
Net deferred loss on interest-rate exchange agreements	340	744	846
Premises and equipment	2,272	2,197	2,049
Capitalized software	4,410	2,622	1,949
Provision for credit losses on mortgage loans held for portfolio	217	17	364
Gain on disposal of premise and equipment	(2)	—	—
Decrease (increase) in trading securities, net	750,215	444,638	(624,443)
Gain due to change in net fair value adjustment on derivative and hedging activities	(129,002)	(289,512)	(72,161)
Increase in accrued interest receivable (excluding derivative accrued interest)	(71,045)	(95,063)	(45,043)
(Increase) decrease in other assets	(3,792)	(4,679)	2,589
Net increase in Affordable Housing Program (AHP)	29,748	22,494	10,786
Increase in accrued interest payable (excluding derivative accrued interest)	319,637	321,537	569
Increase in payable to REFCORP	2,840	12,066	22,152
Increase (decrease) in other liabilities	3,232	6,397	(256)

Total adjustments	965,736	487,637	(564,133)

Net cash provided by (used in) operating activities	1,379,934	834,678	(270,072)

INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits	(546,645)	521,813	(169,485)
Net decrease (increase) in Federal funds sold	2,496,500	(1,832,000)	(6,271,500)
Purchases of held-to-maturity securities	(3,472,943)	(7,019,667)	(7,922,388)
Proceeds from maturities of held-to-maturity securities	3,768,897	4,796,482	5,061,560
Principal collected on advances	174,423,978	135,144,480	113,747,358
Advances made	(174,694,309)	(141,978,983)	(123,307,008)
Principal collected on mortgage loans held for portfolio	321,349	755,376	283,957
Purchased mortgage loans held for portfolio	(464,705)	(1,401,142)	(744,089)
Net (increase) decrease in deposits placed with FHLBanks for mortgage loan programs	(16)	13	2,154
Purchase of premises and equipment	(1,574)	(4,340)	(1,216)
Purchase of software	(3,553)	(5,371)	(6,001)

Net cash provided by (used in) investing activities	1,826,979	(11,023,339)	(19,326,658)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(614,406)	(177,752)	772,893
Net decrease in securities sold under agreements to repurchase	—	(500,000)	—
Proceeds from issuance of consolidated obligations:
Discount notes	493,398,191	346,211,693	297,125,042
Bonds	55,097,330	49,400,530	61,787,761
Bonds transferred from other FHLBanks	67,518	308,029	992,193
Payments for debt issuance costs	(25,255)	(28,450)	(51,171)
Payments for maturing and retiring consolidated obligations:
Discount notes	(498,048,732)	(349,654,931)	(288,257,154)
Bonds	(52,841,715)	(35,580,685)	(53,139,122)
Proceeds from issuance of capital stock	4,059,854	3,962,429	3,477,120
Payments for repurchase/redemption of capital stock	(3,894,652)	(3,382,043)	(2,715,525)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(73,998)	(148,245)	(218,017)
Cash dividends paid	(315,722)	(216,964)	(176,859)

Net cash (used in) provided by financing activities	(3,191,587)	10,193,611	19,597,161

Net increase in cash and cash equivalents	15,326	4,950	431
Cash and cash equivalents at beginning of the year	13,345	8,395	7,964

Cash and cash equivalents at end of the year	$28,671	$13,345	$8,395

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$5,790,675	$3,804,339	$2,071,088

AHP assessments paid, net	$22,953	$20,032	$24,864

REFCORP assessments paid	$100,712	$74,694	$51,365

Noncash items:
Dividends declared but not paid	$87,208	$66,739	$51,296

Net shares reclassified to mandatorily redeemable capital stock	$146,607	$52,332	$457,026

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Atlanta (the “Bank”), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (“FHLBanks”). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are entitled to receive dividends on their capital stock, to the extent declared by the Bank’s board of directors.

All federally insured depository institutions and insurance companies located within the Bank’s district and engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria also may borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. All members must purchase and hold capital stock of the Bank. A member’s stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The Office of Finance, a joint office of the FHLBanks established by the Finance Board, facilitates the issuing and servicing of the FHLBank’s debt instruments (consolidated obligations). The Finance Board is responsible for ensuring that the FHLBanks operate in a financially safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. The Finance Board also establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

The Bank’s consolidated obligations are the joint and several obligations of all the FHLBanks and are the primary source of funds for the Bank. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances to members and to purchase mortgage loans from members through its mortgage purchase programs. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer services and cash management.

Note 1—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires the Bank’s management to make subjective assumptions and estimates, which are based upon the information then available to management and are inherently uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates significantly.

Interest-bearing Deposits in Banks and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost.

Investment Securities. The Bank carries, at cost, investments for which it has both the ability and intent to hold to maturity, adjusted for the amortization of premiums and accretion of discounts using the level-yield method.

The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries them at fair value. The Bank records changes in the fair value of these investments in other income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position.

The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the contractual method, updated for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that is effectively proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regards to changes in estimated prepayment based on assumptions about future borrower behavior.

The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, the Bank evaluates whether this decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it expects to receive all of the investment’s contractual cash flows and the Bank’s intent and ability to hold the investment for a sufficient amount of time to realize those cash flows. In addition, the Bank considers issuer or collateral specific factors related to investments such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators and how they may affect the value of the investments. If there is an other-than-temporary impairment in the fair value of an investment, the decline in fair value is recognized as a loss and presented in the Statements of Income as other expense. The Bank has not experienced any other-than-temporary impairment expense during 2006, 2005, or 2004.

Advances. The Bank presents advances (loans to members), net of discounts on advances for the Affordable Housing Program (“AHP”), as discussed below. The Bank recognizes interest, premiums and discounts on advances using the level-yield method. Following requirements of the Federal Home Loan Bank Act of 1932, as amended (the “FHLBank Act”), the Bank obtains sufficient collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. Community financial institutions (FDIC-insured institutions with average assets during the preceding three-year period of $587 million or less during 2006 and $567 million or less during 2005) are subject to more liberal statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception. Based on a current assessment of collectibility, including consideration of the collateral held as security for the advances and prior repayment history of the Bank’s advances, management believes, as of the dates of these financial statements, that an allowance for credit losses on advances is unnecessary.

Mortgage Loans Held for Portfolio. The Bank participates in the Mortgage Partnership Finance® (MPF®) Program under which the Bank purchases government-insured and conventional residential mortgage loans directly from participating members (“PFIs”). The Bank manages the liquidity, interest-rate risk, and prepayment risk of the loans and is responsible for marketing the program to its PFIs. The PFIs may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk of the purchased loans.

The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. §955) (“AMA Regulation”) the PFI must “bear the economic consequences” of certain credit losses with respect to a Master Commitment based upon the MPF product and other criteria. Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for a Supplemental Mortgage Insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the Master Commitment, and/or the PFI may contract for a contingent performance based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in a manner similar to the way that advances from the Bank are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF Loans and to pay for SMI, rather than paying a guaranty fee to other secondary market purchasers. The Bank pays the PFI CE fees monthly, which are determined based on the remaining unpaid principal balance of the MPF loans. The required PFI CE Amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. As applicable for certain MPF products, the Bank also pays performance based CE fees which are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed performance based CE fees accrued, the remaining losses may be recovered from future performance CE fees payable to the PFI.

The Bank also participates in the Mortgage Purchase Program (“MPP”) under which the Bank purchases government-insured and conventional residential mortgage loans from its PFIs. The Bank manages the liquidity risk, interest-rate risk, and prepayment risk of the loans and is responsible for marketing MPP to its PFIs. The PFI may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk on the purchased loans.

The credit enhancement layers for MPP conventional loans consist of borrower’s equity, primary mortgage insurance (“PMI”) (if applicable), a lender risk account (“LRA”), and supplemental mortgage insurance (“SMI”); and such total credit enhancement is sized to provide the equivalent of a AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency). The Bank establishes the LRA as a portion of the net interest remitted monthly by the PFI. The LRA is a lender-specific account and is used to offset any losses that may occur. The Bank’s recourse to the PFI is limited to this predetermined LRA amount so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Amounts in the LRA in excess of the required balances are distributed to the PFI in accordance with a step-down schedule that is established at the time of a master commitment contract. No LRA balance is required after eleven years. The total balance of all LRAs is recorded in other liabilities and totaled $603 thousand and $351 thousand as of December 31, 2006 and 2005, respectively. The Bank did not incur any credit losses on MPP loans during 2006 and 2005.

In addition to the expected losses covered by the LRA, the PFI selling conventional loans is required to purchase SMI as an enhancement to cover losses over and above losses covered by the LRA. The Bank is listed as the insured on the SMI policy and this coverage serves to limit further the Bank’s exposure to losses. The Bank may require the PFI to purchase additional mortgage insurance coverage called SMI Plus to achieve the rating discussed above.

The Bank classifies the mortgage loans that are purchased directly from a PFI as held for investment and, accordingly, reports them at their principal amounts outstanding, net of deferred loan fees, premiums, and discounts, together with mark-to-market basis adjustments on purchase commitments.

The Bank defers and amortizes deferred loan origination costs (agent fees), premiums and discounts paid to and received by the PFI, and basis adjustments as interest income using the level-yield method over the estimated cash flow of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. The estimated cash flow method requires a retrospective adjustment each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets.

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. A government-insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.

The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the Statements of Condition date. The overall allowance is determined by an analysis that includes consideration of various data, such as past performance, current delinquencies, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements, as discussed above. As a result of this analysis, the Bank established an allowance for loan losses on the mortgage loan portfolio in the amounts of $774 thousand and $557 thousand as of December 31, 2006 and 2005, respectively, for loans outstanding under all mortgage purchase programs, the majority of which related to the Affordable Multifamily Participation Program (“AMPP”). The allowance for loan losses on MPF Program loans was $0 thousand and $84 thousand as of December 31, 2006 and 2005, respectively. The Bank believed, as of the date of these financial statements, that an allowance for loan losses on MPP loans was unnecessary.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $38.2 million and $35.9 million as of December 31, 2006 and 2005, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—3; office equipment—8; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements but it expenses ordinary maintenance and repairs when incurred. Depreciation expense was $2.3 million, $2.2 million, and $2.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment was $2 thousand in 2006 and $0 for 2005 and 2004.

Software. Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), which requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2006 and 2005, the gross carrying amount of computer software costs included in other assets was $30.1 million and $26.7 million, and accumulated amortization was $13.4 million and $9.4 million, respectively. Amortization of computer software costs charged to expense was $4.4 million, $2.6 million, and $2.0 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Derivatives. Accounting for derivatives is addressed in Statement of Financial Accounting Standards (‘SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140 and various Derivatives Implementation Group (“DIG”) issues (collectively, “SFAS 133”). Accordingly, all derivatives are recognized on the Statements of Condition at their fair values and those that are not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-SFAS 133 hedge of an asset or liability (an economic hedge) for asset-liability management purposes. Changes in the fair value of a derivative that is effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as “Net gain (loss) on derivatives and hedging activities.” Changes in the fair value of a stand-alone derivative designated as an economic hedge are recorded in current-period earnings and no fair-value adjustment is made to the underlying asset or liability.

The differences between accruals of interest receivables and payables on derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income as “Net gain (loss) on derivatives and hedging activities.”

The Bank may issue debt, make advances, or may purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as “trading” under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities), or if the Bank could not reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the Statement of Condition at fair value and no portion of the contract would be designated as a hedging instrument.

When hedge accounting is discontinued due to the Bank’s determination that a derivative no longer qualifies as an effective fair-value hedge, or when management decides to cease the specific hedging activity, the Bank will continue to carry the derivative on the Statement of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining life of the hedged item. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value of the derivative in current-period earnings. See Note 14 for more information on derivatives and hedging.

Mandatorily Redeemable Capital Stock. The Bank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) effective as of January 1, 2004. See Note 12 for more information. In compliance with SFAS 150, the Bank reclassifies the stock subject to redemption from equity to liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments will be reflected as cash outflows in the financing activities section of the Statements of Cash Flows once redeemed.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Prepayment Fees. The Bank charges a member a prepayment fee when the member prepays certain advances before the original maturity. The Bank records prepayment fees net of SFAS 133 basis adjustments included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance concurrent with or within a short period of time of the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). If the new advance qualifies as a modification of the existing advance, the hedging fair value adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance, and amortized over the life of the modified advance. This amortization is recorded in advance interest income.

Commitment Fees. The Bank defers commitment fees for advances and amortizes them to interest income. Refundable fees are deferred until the commitment expires or until the advance is made. The Bank records commitment fees for standby letters of credit as a deferred credit when it receives the fees and amortizes them using the straight-line method over the term of the standby letter of credit. The Bank’s management believes that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Concessions on Consolidated Obligations. The Bank defers and amortizes the amounts paid to dealers in connection with the sale of consolidated obligations using the level-yield method over the term of the consolidated obligations. When consolidated obligations are called, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $54.5 million and $61.5 million as of December 31, 2006 and 2005, respectively, and are included in “Other assets”. Amortization of such concessions is included in consolidated obligation interest expense and totaled $31.3 million, $31.6 million, and $50.6 million in 2006, 2005, and 2004, respectively.

Discounts and Premiums on Consolidated Obligations. The Bank accretes discounts and amortizes premiums on consolidated obligations to interest expense using the level-yield method over the terms to maturity of the consolidated obligations.

Finance Board and Office of Finance Expenses. The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank’s primary regulator, and the Office of Finance, which manages the sale of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Affordable Housing Program Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 11). The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-income, low-income, and moderate-income households. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant.

Resolution Funding Corporation (“REFCORP”) Assessments. Although FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to cover a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 11 for more information.

Estimated Fair Values. Estimated fair value is based on quoted market prices, where available. Many of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 15 details the estimated fair values of the Bank’s financial instruments.

Cash Flows. In the Statements of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows but instead are treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Reclassifications. Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

Note 2—Change in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Change in Accounting Principle. Effective January 1, 2005, the Bank changed its method of accounting for deferred premiums and discounts on mortgage-backed securities (“MBS”) under SFAS No. 91. Amortization and accretion of premiums and discounts on MBS have been computed using the contractual method in accordance with SFAS 91 beginning January 1, 2005. Previously, amortization and accretion of MBS premiums and discounts were computed using the estimated life method. The estimated life method requires a retrospective adjustment each time the Bank changes the estimated remaining life of the assets. Under SFAS 91, the retrospective adjustment is intended to correct prior reported amounts as if the new estimate had been known since the original acquisition date of the assets. While both methods are acceptable under GAAP, management believes that the contractual method is preferable to the estimated life method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs, while also reflecting the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior.

As a result of implementing the change in accounting for amortization and accretion of premiums and discounts on MBS assets, the Bank recorded a cumulative effect of a change in accounting principle, effective January 1, 2005. This change resulted in a decrease to retained earnings of $2.9 million. Due to the nature of the item involved in the conversion from the retrospective to the contractual maturity method, the effects on the Statements of Income for the year ended December 31, 2004 are not readily available and are not provided. Based on the amount of the cumulative adjustment, management does not believe that the amounts would be material.

SFAS No. 157, Fair Value Measurements (“SFAS 157”), issued in September 2006, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Bank has not yet determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition.

Note 3—Cash and Due from Banks

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances for the years ended December 31, 2006 and 2005 were approximately $98 thousand and $106 thousand, respectively.

In addition, the Bank maintained average clearing balances with various Federal Reserve Banks of approximately $6.0 million for each of the years ended December 31, 2006 and 2005. The Bank must maintain these average balances over any two-week settlement period to avoid charges for certain services provided to the Bank by the Federal Reserve Banks.

Note 4—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of December 31,
	2006	2005
Government-sponsored enterprises debt obligations	$4,175,011	$4,910,858
Other FHLBanks’ bonds	280,488	288,731
State or local housing agency obligations	59,810	60,732

Total	$4,515,309	$5,260,321

Net loss on trading securities during the years ended December 31, 2006, 2005 and 2004 included a change in net unrealized holding loss of $82.4 million, $206.2 million and $57.9 million for securities that were held on December 31, 2006, 2005 and 2004, respectively.

Other FHLBanks Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of December 31,
	2006	2005
Other FHLBanks’ bonds:
FHLBank Dallas	$83,278	$85,079
FHLBank Chicago	67,282	71,874

	150,560	156,953
FHLBank TAP Program*	129,928	131,778

Total	$280,488	$288,731

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of December 31,
	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$107,180	$1,688	$776	$108,092	$111,757	$2,437	$—	$114,194
Government-sponsored enterprises debt obligations	—	—	—	—	899,650	150	—	899,800
Mortgage-backed securities:
U.S. agency obligations-guaranteed	65,882	1,136	—	67,018	88,908	702	—	89,610
Government-sponsored enterprises	2,160,861	1,215	77,120	2,084,956	2,508,719	3,244	79,837	2,432,126
Other	16,995,788	18,471	289,848	16,724,411	16,019,462	2,274	306,468	15,715,268

Total	$19,329,711	$22,510	$367,744	$18,984,477	$19,628,496	$8,807	$386,305	$19,250,998

A summary of the mortgage-backed securities issued by members or affiliates of members follows (in thousands):

	As of December 31,
	2006				2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial
Corporation, Calabasas, CA	$4,564,701	$2,141	$83,178	$4,483,664	$4,863,070	$1,443	$83,282	$4,781,231
Bank of America Corporation,
Charlotte, NC	2,413,321	3,135	41,382	2,375,074	2,496,130	—	50,622	2,445,508
Citigroup Inc., New York, NY	32,644	5	471	32,178	43,159	15	432	42,742

Total	$7,010,666	$5,281	$125,031	$6,890,916	$7,402,359	$1,458	$134,336	$7,269,481

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

State or local housing agency obligations	$26,174	$776	$—	$—	$26,174	$776
Mortgage-backed securities:
Government-sponsored enterprises	—	—	2,046,615	77,120	2,046,615	77,120
Other	979,004	3,146	12,108,632	286,702	13,087,636	289,848

Total	$1,005,178	$3,922	$14,155,247	$363,822	$15,160,425	$367,744

	As of December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities:
Government-sponsored enterprises	$356,696	$6,724	$1,998,336	$73,113	$2,355,032	$79,837
Other	8,317,732	139,811	6,405,205	166,657	14,722,937	306,468

Total	$8,674,428	$146,535	$8,403,541	$239,770	$17,077,969	$386,305

As of December 31, 2006, the Bank had 285 held-to-maturity investment securities in an unrealized loss position. The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary and related to increases in interest rates. Based on the creditworthiness of the issuers and the underlying collateral, no recognition of impairment is considered necessary. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time it will recover the unrealized losses.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2006		2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Year of maturity:
Due in one year or less	$4,970	$4,924	$904,395	$904,569
Due after one year through five years	51,235	50,882	46,495	46,937
Due after five years through ten years	9,625	10,037	9,625	10,291
Due after ten years	41,350	42,249	50,892	52,197

	107,180	108,092	1,011,407	1,013,994
Mortgage-backed securities	19,222,531	18,876,385	18,617,089	18,237,004

Total	$19,329,711	$18,984,477	$19,628,496	$19,250,998

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes a net discount of $27.0 million and a net premium of $21.1 million as of December 31, 2006 and 2005, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity (in thousands):

	As of December 31,
	2006	2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$107,180	$111,757
Variable-rate	—	899,650

	107,180	1,011,407

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	2,163,779	2,512,355
Variable-rate	60,568	82,085
Collateralized mortgage obligations:
Fixed-rate	5,472,320	6,276,150
Variable-rate	11,525,864	9,746,499

	19,222,531	18,617,089

Total	$19,329,711	$19,628,496

Note 6—Mortgage Loans Held for Portfolio

Both the MPF Program and the MPP involve investment by the Bank in mortgage loans that are purchased directly from PFIs. The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2006	2005
Mortgage loans held for portfolio:
Fixed medium-term* single-family mortgages	$1,042,481	$1,160,989
Fixed long-term single-family mortgages	1,941,919	1,677,588
Multifamily mortgages	24,063	24,488

Total par value	3,008,463	2,863,065
Premiums	14,168	16,366
Discounts	(17,578)	(18,058)
Deferred loan costs, net	—	(2)
SFAS 133 adjustments	(880)	(832)

Total	$3,004,173	$2,860,539

*	Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding (in thousands):

	As of December 31,
	2006	2005
Government-insured loans	$103,437	$84,961
Conventional loans	2,905,026	2,778,104

Total par value	$3,008,463	$2,863,065

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of December 31, 2006 and 2005, the Bank had no recorded investments in impaired mortgage loans.

The activity in the allowances for credit losses was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Balance, beginning of year	$557	$671	$322
Charge-offs	—	(131)	(15)
Provision for credit losses	217	17	364

Balance, end of year	$774	$557	$671

As of December 31, 2006 and 2005, the Bank had $1.6 million and $1.7 million of nonaccrual loans, respectively. Generally, only government-guaranteed loans continue to accrue interest after delinquency of 90 days or more.

The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $3.4 million, $3.0 million, and $2.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 11), at interest rates ranging from 0.00 percent to 8.79 percent as summarized below (in thousands). Advances with interest rates of 0.00 percent are AHP subsidized advances.

	As of December 31,
	2006	2005
Year of original maturity:
Overdrawn demand deposit accounts	$699	$1,822
2006	—	25,476,395
2007	36,478,661	18,959,799
2008	18,351,050	15,804,435
2009	10,350,987	8,330,278
2010	6,871,301	8,457,016
2011	6,870,784	6,335,904
Thereafter	22,990,520	18,278,021

Total par value	101,914,002	101,643,670
Discount on AHP advances	(13,070)	(11,592)
Discount on advances	(12,761)	(8,587)
SFAS 133 hedging adjustments	(411,836)	(359,283)

Total	$101,476,335	$101,264,208

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. As of December 31, 2006 and 2005, the Bank had callable advances of $4.0 million and $75.0 million, respectively.

The following table summarizes advances by year of original maturity or next call date for callable advances (in thousands):

	As of December 31,
	2006	2005
Year of original maturity or next call date:
Overdrawn demand deposit accounts	$699	$1,822
2006	—	25,501,395
2007	36,482,661	19,009,799
2008	18,347,050	15,804,435
2009	10,350,987	8,255,278
2010	6,871,301	8,457,016
2011	6,870,784	6,335,904
Thereafter	22,990,520	18,278,021

Total par value	$101,914,002	$101,643,670

During the year ended December 31, 2006, the Bank also offered two types of convertible advances. Under one form of the Bank’s convertible advances, the Bank purchased a put option from the member that allowed the Bank to terminate the fixed-rate advance on certain specified dates, which the Bank normally would exercise when interest rates increased. Under the second form of the Bank’s convertible advances, which has become the only form of convertible advances offered by the Bank since

September 2006, the Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. As of December 31, 2006 and 2005, the Bank had convertible advances outstanding totaling $24.0 billion and $25.1 billion, respectively.

The following table summarizes advances by year of original maturity or next convert date for convertible advances (in thousands):

	As of December 31,
	2006	2005
Year of original maturity or next convert date:
Overdrawn demand deposit accounts	$699	$1,822
2006	—	38,391,590
2007	49,220,626	23,864,339
2008	22,716,800	18,126,685
2009	12,371,187	7,996,178
2010	5,847,366	5,987,131
2011	5,618,834	2,598,634
Thereafter	6,138,490	4,677,291

Total par value	$101,914,002	$101,643,670

Security Terms. The Bank lends to member institutions and nonmembers that are eligible “housing associates” in accordance with federal statutes, including the FHLBank Act. The Bank obtains sufficient collateral on advances to protect against losses and Finance Board regulations permit the Bank to only accept certain types of collateral. As of December 31, 2006 and 2005, the Bank had rights to collateral, on a member-specific basis, with an estimated value greater than outstanding advances.

The Bank requires its borrowers to execute an Advances and Security Agreement that establishes the Bank’s security interest in all collateral pledged by the borrower to the Bank. The Bank perfects its security interest in collateral by filing UCC-1 financing statements covering the collateral pledged to the Bank before making an advance to the borrower. The Bank may, at its discretion, require the delivery of loan collateral at any time. The Bank requires that a borrower pledging securities collateral to the Bank transfer “control” of that collateral to the Bank as provided in the UCC before the Bank will make an advance to the borrower.

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests.

Credit Risk. The Bank has not, as of the date of these financial statements, experienced a credit loss on an advance to a member. The Bank has not provided any allowances for losses on advances. No advance was past due as of December 31, 2006 or 2005.

The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions and is further concentrated in certain larger borrowing relationships. As of December 31, 2006 and 2005, the concentration of the Bank’s advances was $64.7 billion and $61.8 billion, respectively, to 10 member institutions, and this represented 63.5 percent and 60.8 percent of total advances outstanding. Management believes that the Bank held sufficient collateral, on a member-specific basis, to secure the advances to these institutions, and the Bank does not expect to incur any credit losses on these advances.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of December 31,
	2006	2005
Par value of advances:
Fixed-rate	$42,736,147	$44,017,229
Variable-rate	59,177,855	57,626,441

Total	$101,914,002	$101,643,670

Note 8—Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, the Bank offers short-term deposit programs to members. A member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank classifies these items as demand and overnight deposits.

Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.

The following table details interest-bearing deposits (in thousands):

	As of December 31,
	2006	2005
Interest-bearing deposits:
Demand and overnight	$4,445,172	$5,071,500
Term deposits of $100,000 or more	13,215	42,765
Term deposits less than $100,000	10	10
Other	142,359	77,065

Total	$4,600,756	$5,191,340

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount of pass-through reserves deposited with Federal Reserve Banks was approximately $19.7 million and $43.5 million as of December 31, 2006 and 2005, respectively. The Bank includes member reserve balances in “Noninterest-bearing deposits” on the Statements of Condition.

Note 9—Securities Sold Under Agreements to Repurchase

The Bank has sold securities under repurchase agreements. The amounts received under these agreements represent borrowings and are liabilities on the Statements of Condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. The market value of the underlying securities was $5.4 million more than the market value required as collateral as of December 31, 2006. Should the market value of the underlying securities fall below the market value required as collateral, the Bank must deliver additional securities to the dealer.

Note 10—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the 12 FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), and is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, were approximately $952.0 billion and $937.5 billion as of December 31, 2006 and 2005, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain GSEs; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $139.6 billion and $141.2 billion as of December 31, 2006 and 2005, respectively, compared to a par amount of $128.1 billion and $130.4 billion in consolidated obligations as of December 31, 2006 and 2005, respectively.

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account or “SAA”) if capital stock is less than 8.33 percent of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement.

As of December 31, 2006 and 2005, the FHLBanks’ regulatory capital stock was 4.5 percent of the par value of consolidated obligations outstanding, and the minimum SAA balance was approximately $26 thousand and $110 thousand, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2006 and 2005, no FHLBank had a capital-to-assets ratio of less than two percent; therefore, no assets were held in a trust. Furthermore, no trust ever has been established as a result of this regulation, as the ratio never has fallen below two percent.

General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds also may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into interest-rate exchange agreements containing offsetting features that, in effect, convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, also may have the following broad terms regarding either principal repayment or coupon payment terms:

Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, consolidated bonds also may have the following terms:

Step-up Bonds generally pay interest at increasing fixed rates for specified intervals over the life of the bond and generally contain provisions enabling the Bank to call bonds at its option on the step-up dates;

Variable Capped Floater Bonds pay interest at variable rates subject to an interest-rate ceiling;

Inverse Floating Bonds have coupons that increase as an index declines and decrease as an index rises;

Conversion Bonds have coupons that convert from fixed to variable or variable to fixed on predetermined dates; and

Zero-coupon Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised before maturity.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of December 31,
	2006	2005
Par value of consolidated bonds:
Fixed-rate	$98,016,465	$90,921,730
Step-up	16,337,550	21,491,050
Simple variable-rate	4,801,900	3,107,900
Variable capped floater	1,838,875	2,403,875
Fixed that converts to variable	1,079,450	1,464,400
Zero-coupon	832,760	862,760
Variable that converts to fixed	170,000	502,000
Inverse floating-rate	24,500	24,500

Total	$123,101,500	$120,778,215

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of original maturity (dollars amounts in thousands):

	As of December 31,
	2006		2005
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Year of maturity:
2006			$37,132,015	3.27%
2007	$38,957,115	4.25%	27,428,115	3.72%
2008	37,843,965	4.66%	20,336,465	3.93%
2009	13,362,175	4.56%	10,694,175	3.86%
2010	8,758,745	4.61%	8,239,745	4.35%
2011	5,359,100	4.82%	3,311,100	4.12%
Thereafter	18,820,400	4.88%	13,636,600	4.40%

Total par value	123,101,500	4.56%	120,778,215	3.76%
Bond premiums	24,997		43,866
Bond discounts	(429,583)		(442,253)
SFAS 133 hedging adjustments	(627,904)		(1,205,627)
Deferred net losses on terminated interest-rate exchange agreements	(1,374)		(1,714)

Total	$122,067,636		$119,172,487

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of December 31,
	2006	2005
Par value of consolidated bonds:
Noncallable	$39,511,725	$40,332,290
Callable	83,589,775	80,445,925

Total	$123,101,500	$120,778,215

The following table summarizes consolidated obligation bonds outstanding, by year of original maturity or next call date (in thousands):

	As of December 31,
	2006	2005
Year of maturity or next call date:
2006		$92,475,740
2007	$86,974,640	12,698,615
2008	19,090,240	8,202,740
2009	6,515,225	3,542,225
2010	3,400,745	2,281,745
2011	1,709,900	174,900
Thereafter	5,410,750	1,402,250

Total par value	$123,101,500	$120,778,215

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature.

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (in thousands):

	Book Value	Par Value
December 31, 2006	$4,934,073	$4,952,285

December 31, 2005	$9,579,425	$9,593,306

Note 11—Assessments

Affordable Housing Program. Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of each FHLBank’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its income. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experiences a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year.

There was no shortfall in 2006, 2005, or 2004. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. No FHLBank made such an application in 2006, 2005, or 2004. The Bank had outstanding principal in AHP-related advances of $63.6 and $61.5 million as of December 31, 2006 and 2005.

An analysis of the Bank’s AHP liability was as follows (in thousands):

	As of December 31,
	2006	2005
Balances, beginning of year	$105,911	$86,338
AHP assessments	47,048	39,605
Subsidy usage, net	(22,953)	(20,032)

Balances, end of year	$130,006	$105,911

REFCORP. Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to the Resolution Funding Corporation, which then performs the calculations for each quarter end.

The FHLBanks will continue to expense and pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board in consultation with the Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased as discussed below. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the first quarter of 2016. The FHLBanks’ aggregate payments through 2006 have satisfied $3 million of the $75 million scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2006 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of Treasury.

An analysis of the Bank’s REFCORP liability for the years ended December 31, 2006 and 2005 follows (in thousands):

	As of December 31,
	2006	2005
Balances, beginning of year	$20,766	$8,700
REFCORP assessments	103,552	86,760
Payments during the year	(100,712)	(74,694)

Balances, end of year	$23,606	$20,766

Note 12—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank is subject to three regulatory capital requirements under its Capital Plan and Finance Board rules and regulations. First, the Bank must maintain permanent capital at all times in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined by the FHLBank Act and regulations as retained earnings (determined in accordance with GAAP) and the amounts paid-in for Class B stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined. Second, the FHLBank Act requires the Bank to maintain at all times total capital in an amount equal to at least four percent of total assets. Third, the FHLBank Act requires the Bank to maintain at all times weighted leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the Capital Plan and approved by the Finance Board. As of December 31, 2006, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the Capital Plan and approved by the Finance Board; therefore, the Bank’s total capital is equal to its permanent capital. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock under SFAS 150 is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2006		2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$830,446	$6,393,879	$759,742	$6,224,668
Total capital-to-assets ratio	4.00%	4.54%	4.00%	4.35%
Total regulatory capital	$5,630,337	$6,393,879	$5,728,514	$6,224,668
Leverage ratio	5.00%	6.81%	5.00%	6.52%
Leverage capital	$7,037,922	$9,590,819	$7,160,642	$9,337,002

The Bank offers two subclasses of Class B stock, each of which is issued, redeemed, and repurchased at a par value of $100 per share. Shares of subclass B1 capital stock are issued to meet the membership stock requirement under the Capital Plan and shares of subclass B2 capital stock are issued to meet the activity-based stock requirement under the Capital Plan. Activity-based stock held by a member is that amount of subclass B2 capital stock that the member is required to own for as long as certain transactions between the Bank and the member remain outstanding. The manner in which the activity-based stock requirement is determined under the Capital Plan is set forth below.

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The Capital Plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the Capital Plan. As of December 31, 2006, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.20 percent (twenty basis points) of the member’s total assets as of December 31, 2005, subject to a cap of $25 million. The membership stock requirement is recalculated at least annually by March 31, using the member’s total assets as of the preceding calendar year-end. As of December 31, 2006, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member’s outstanding par balance of advances; and

•	8.00 percent of targeted debt/equity investments (such as AMPP assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero at December 31, 2006.

The following table presents total capital stock by subclass (in thousands):

	As of December 31,
	2006	2005
Subclass B1 capital stock—membership	$1,386,914	$1,324,550
Subclass B2 capital stock—activity	4,384,884	4,428,653

Total	$5,771,798	$5,753,203

The FHLBank Act and Finance Board regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the Capital Plan. Any adjustment outside the ranges would require an amendment to the Capital Plan and Finance Board approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock).

A member may obtain redemption of its Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member’s excess capital stock before expiration of the five-year notice period. The Bank’s authority to redeem or repurchase capital stock is subject to a number of limitations.

The Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends out of previously retained earnings and current earnings in either cash or capital stock. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if the payment, if made, would cause the Bank to fail to meet any of its regulatory capital requirements.

Mandatorily Redeemable Capital Stock. The Bank adopted SFAS 150 based on the characteristics of the Bank’s stock, SFAS 150’s definition of a nonpublic entity, and the definition of a Securities and Exchange Commission (“SEC”) registrant in FASB Staff Position No. SFAS 150-3 (“FSP 150-3”). Member shares cannot be purchased or sold except between the Bank and its members at the $100 per share par value. The Bank does not have equity securities that trade in a public market, future filings with the SEC are not required in anticipation of the sale of equity securities in a public market as the Bank is prohibited by law from doing so, and the Bank is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the Bank is a nonpublic entity based on the definition of SFAS 150. In addition, although the Bank is a nonpublic entity, the FHLBanks issue consolidated obligations that are traded in the public market. Based on this factor, the Bank adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant.

On January 1, 2004, the date as of which the Bank adopted SFAS 150, $29.3 million of the Bank’s capital stock was reclassified as a liability based on capital stock held by institutions that had as of that date attained nonmember status. For the years ended December 31, 2006, 2005 and 2004, dividends on mandatorily redeemable capital stock in the amount of $9.2 million, $9.4 million and $1.2 million, respectively, were recorded as interest expense.

The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005
Balance, beginning of year	$143,096	$239,009
Capital stock subject to mandatory redemption reclassified from equity during the year due to attainment of nonmember status	146,876	52,625
Capital stock no longer subject to redemption due to acquisition of a nonmember by a member	(269)	(293)
Repurchase/redemption of mandatorily redeemable capital stock during the year	(73,998)	(148,245)

Balance, end of year	$215,705	$143,096

As of December 31, 2006, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if, as a result of an activity no longer remaining outstanding, activity-based stock becomes excess capital stock, the Bank will, in general, promptly repurchase the excess stock, subject to certain limitations and thresholds in the Bank’s Capital Plan. Additionally, if a member merges into a non-member, membership-based stock becomes excess capital stock, which the Bank may repurchase with 10 business days notice, subject to certain limitations and thresholds in the Bank’s Capital Plan. The Bank did not receive any redemption requests from members associated with excess activity-based stock during 2006 or 2005.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member.

	As of December 31,
	2006	2005
Contractual year of redemption:
2006		$32,807
2007	$187,953	69,129
2008	23,573	23,680
2009	360	203
2010	627	516
2011	225	13,866
Thereafter	2,967	2,895

Total	$215,705	$143,096

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership at any time before the end of the five-year redemption period, subject to payment of a cancellation fee equal to the greater of $500 or two basis points (0.02 percent) of the par value of the shares of stock subject to the redemption notice. There are no grace periods and the Bank will assess this cancellation fee unless the board of directors determines that there is a bona fide business purpose for waiving the imposition of the fee, and the waiver is consistent with Section 7(i) of the FHLBank Act. The board of directors may change the cancellation fee by amending the capital plan, which requires the prior approval of the Finance Board. The Bank must give members notice of any amendment to the capital plan at least five business days before the effective date of such amendment.

Prior Capital Rules. Before the Bank’s implementation of the new capital regulations, the prior capital rules were in effect. In particular, the FHLBank Act required each member to purchase capital stock equal to the greater of $500 or one percent of its mortgage-related assets or five percent of its outstanding Bank advances. Under the prior capital rules, a member was required to give the Bank and the Finance Board six months’ written notice of its intent to withdraw from membership. A member could, at the Bank’s discretion, redeem at par value any capital stock greater than its statutory requirement or sell such excess capital stock at par value to another member of the Bank. Under the prior capital rules, members could revoke redemption requests at any time before redemption without penalty. During 2004, the Bank did not receive any redemption requests from members. The shares of stock held by withdrawing members were redeemed by the Bank on the date of membership termination as determined by the Finance Board.

Note 13—Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”), a multiemployer tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Plan charged to other operating expenses were $10.9 million, $8.9 million, and $6.0 million in 2006, 2005, and 2004, respectively. The Pentegra Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

The Bank also participates in a qualified, defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $1.4 million, $1.1 million, and $931 thousand to this plan in the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed $100 thousand, $75 thousand, and $74 thousand to this plan in the years ended December 31, 2006, 2005, and 2004, respectively.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from this plan was $3.6 million and $3.3 million as of December 31, 2006 and 2005, respectively. Operating expense includes deferred compensation and accrued earnings of $298 thousand, $248 thousand, and $560 thousand in the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank adopted SFAS No. 158 as of December 31, 2006. The amounts recognized in the Statements of Condition upon adoption were as follows (in thousands):

Incremental Effect of Applying SFAS 158

on Individual Line Items in the Statements of Condition

	As of December 31, 2006
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other liabilities	$131,791	$4,537	$136,328
Total liabilities	134,580,257	4,537	134,584,794
Accumulated other comprehensive loss	—	(4,537)	(4,537)
Total capital	6,178,174	(4,537)	6,173,637

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$6,517	$6,073	$11,597	$4,617
Service cost	693	449	740	621
Interest cost	439	324	633	422
Actuarial loss (gain)	2,403	(139)	(815)	6,095
Benefits paid	(191)	(190)	(171)	(158)
Change in plan provision	—	—	(5,845)	—

Projected benefit obligation at end of year	9,861	6,517	6,139	11,597

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	191	190	171	158
Benefits paid	(191)	(190)	(171)	(158)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(9,861)	(6,517)	$(6,139)	(11,597)

Unrecognized net actuarial loss		3,077		6,645
Unrecognized prior service cost		(465)		—
Unrecognized transition obligation		—		377

Net amount recognized		$(3,905)		$(4,575)

Amounts recognized in accumulated other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were as follows (in thousands):

	As of December 31, 2006
	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan
Net transition obligation	$—	$335
Net loss	5,056	5,332
Prior service cost	(340)	(5,846)

Total amount recognized	$4,716	$(179)

The accumulated benefit obligation for the supplemental retirement plan was $6.1 million and $4.5 million for the years ended December 31, 2006 and 2005, respectively.

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2006	2005	2004	2006	2005	2004
Service cost	$693	$449	$403	$740	$621	$219
Interest cost	439	324	463	633	422	235
Net transition obligation	—	—	—	42	42	42
Amortization of prior service cost	(125)	(51)	(34)	—	—	—
Amortization of net loss	425	286	199	499	144	—
Settlement	—	—	1,466	—	—	—

Net periodic cost	$1,432	$1,008	$2,497	$1,914	$1,229	$496

The settlement amount reported for the year ended December 31, 2004, was attributable to the settlement of obligations resulting from an executive’s retirement.

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net transition obligation	$—	$42	$42
Net loss	470	401	871
Prior service cost	(125)	(622)	(747)

	$345	$(179)	$166

The measurement date used to determine the Bank’s 2006 benefit obligation was December 31, 2006.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of compensation increase	5.50%	5.50%	5.50%	—	—	—

The discount rate as of December 31, 2006 was determined based on the duration of the Bank’s benefit payments and applying this duration to the Citigroup Pension Discount Curve. The discount rate for December 31, 2005 was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. For 2004, the discount rate selected was derived from a selection of high-quality bond indices including the Moody’s Aa Corporate, Citigroup Pension Liability Index, and Merrill Lynch 10 Year Plus.

Assumed health-care cost trend rates for the Bank’s postretirement health benefit plan were as follows:

	As of December 31,
	2006	2005
Health-care cost trend rates:
Assumed for next year	9.00%	10.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2013	2013

As of December 31, 2006, a one percentage point change in the assumed health-care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$314	$241
Effect on accumulated postretirement benefit obligation	1,103	892

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded; therefore expected contributions will equal expected benefit payments in 2007.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for both the supplemental defined benefit pension plan and postretirement health benefit plan are listed in the table below (in thousands):

Years	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan
2007	$216	$196
2008	246	218
2009	292	241
2010	346	251
2011	426	291
2012-2016	3,649	1,916

Note 14—Derivatives and Hedging Activities

Nature of Business Activity

The Bank may enter into interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, and forward contracts (collectively, interest-rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the maturity, repricing frequency, or option characteristics of financial instruments to, in effect, achieve risk management objectives. The Bank uses interest-rate exchange agreements in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment, (2) as an intermediary transaction, or (3) as a non-SFAS 133 economic hedge for purposes of asset liability management. For example, the Bank uses interest-rate exchange agreements in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (advances, investments and mortgage loans), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using interest-rate exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate exchange agreements to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, and to hedge the duration risk of prepayable instruments.

Consistent with Finance Board regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (non-SFAS 133 economic hedges).

A non-SFAS 133 economic hedge is defined as an interest-rate exchange agreement, hedging specific or non-specific underlying assets, liabilities or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Board regulatory requirements, but does not qualify for hedge accounting under the rules of SFAS 133. An economic hedge by definition introduces the potential for earnings variability because only the change in fair value on the interest- rate exchange agreement(s) is recorded and is not offset by corresponding changes in the fair value of the economically hedged asset, liability, or firm commitment.

Net gain (loss) on derivatives and hedging activities was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Gain related to fair-value hedge ineffectiveness	$36,044	$51,762	$53,354
Gain (loss) on economic hedges and other	55,132	84,758	(95,562)

Net gain (loss) on derivatives and hedging activities	$91,176	$136,520	$(42,208)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value and economic hedging (in thousands):

	As of December 31,
	2006		2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Interest-rate swaps:
Fair value	$164,868,741	$(245,987)	$153,508,529	$(909,852)
Economic	7,447,836	(130,852)	7,566,837	(216,357)
Interest-rate swaptions:
Economic	345,000	7,227	1,065,000	14,288
Interest-rate caps/floors:
Economic	3,039,000	7,045	2,664,000	28,215
Interest-rate futures/forwards:
Economic	1,500	51	1,000	(16)
Mortgage delivery commitments:
Economic	5,312	(15)	10,406	10

Total	$175,707,389	$(362,531)	$164,815,772	$(1,083,712)

Total derivatives excluding accrued interest		$(362,531)		$(1,083,712)
Accrued interest		51,572		41,450

Net derivative balances		$(310,959)		$(1,042,262)

Net derivative asset balances		$259,024		$157,247
Net derivative liability balances		(569,983)		(1,199,509)

Net derivative balances		$(310,959)		$(1,042,262)

The fair values of bifurcated derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of December 31,
	2006	2005
Host contract:
Advances	$(2,405)	$(20,804)
Callable bonds	1,635	2,176

Total	$(770)	$(18,628)

Hedging Activities

The Bank formally documents all relationships between derivative hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions and its method of assessing effectiveness and measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value hedges to (1) assets and liabilities on the Statement of Condition or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses or other statistical analyses to assess the effectiveness of its hedges. When it is determined that a derivative has not been or is not expected to be effective as a hedge, the Bank discontinues hedge accounting prospectively, as discussed below.

The Bank discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item (including hedged items such as firm commitments); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances.

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and the Bank simultaneously enters into a matching interest-rate exchange agreement in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. Such transactions are treated as fair-value hedges under SFAS 133. In this typical transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.

Advances. The Bank generally offers below-market fixed-rate advances in which the Bank has retained a put option (convertible advances). With a convertible advance, the Bank may purchase from a member an option that permits the Bank to terminate the fixed-rate advance, or convert the interest rate on the advance from fixed to variable, on certain specified dates, which the Bank normally would exercise when interest rates increase. The Bank may hedge a convertible advance by entering into a cancelable interest-rate exchange agreement in which the Bank pays a fixed rate and receives a variable rate. This type of hedge is treated as a fair-value hedge under SFAS 133. The swap counterparty can cancel the interest-rate exchange agreement on the put date, which normally would occur in a rising-rate environment.

The optionality embedded in certain financial instruments held by the Bank can create interest-rate risk. When a member prepays an advance, the Bank could suffer lower future income if the principal portion of the prepaid advance were reinvested in lower yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a borrower’s decision to prepay an advance. When the Bank offers advances (other than short-term advances) that a member may prepay on an option exercise date without a prepayment fee, it usually funds such advances with callable debt or otherwise hedges this option.

Mortgage Assets. The Bank invests in mortgage assets. The prepayment options embedded in mortgage assets may result in extensions or contractions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Board regulation limits this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and change in market value of equity. The Bank may manage prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the Bank may use interest-rate exchange agreements to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the Bank replaces the mortgages with lower-yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may use derivatives to match the expected prepayment characteristics of the mortgages.

Options may also be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash flow hedge accounting treatment. The options are marked to market through current earnings. The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not linked specifically to individual loans and, therefore, do not receive either fair-value or cash flow hedge accounting. The derivatives are marked to market through earnings.

The Bank analyzes the duration, convexity, and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.

Firm Commitment Strategies. Mortgage purchase commitments are recorded on the balance sheet at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loans and amortized accordingly.

The Bank also may economically hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and amortized using the level-yield method.

Investments. The Bank invests in U.S. agency securities obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and duration risk by funding investment securities with consolidated obligations that have call features, by economically hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using interest-rate exchange agreements to modify the cash flows of the securities. These securities may be classified as “held-to-maturity” or “trading.”

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into interest-rate exchange agreements (economic hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated interest-rate exchange agreements are included in other income in the Statements of Income and presented as part of the “Net loss on trading securities” and “Net gain (loss) on derivatives and hedging activities.”

The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policy and Finance Board regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its derivative agreements.

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

As of December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was approximately $259.0 million and $157.2 million, respectively. These totals include $100.6 million and $57.8 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for interest-rate exchange agreements totaled $212.0 million and $129.6 million as of December 31, 2006 and 2005, respectively. Additionally, collateral with respect to interest-rate exchange agreements with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its interest-rate exchange agreements with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 16 discusses assets pledged by the Bank to these counterparties.

Intermediation. To assist its members in meeting their hedging needs, the Bank acts as an intermediary between its members and other counterparties by entering into offsetting derivative transactions. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked to market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “Net gain (loss) on derivatives and hedging activities.”

Interest-rate exchange agreements in which the Bank is an intermediary may arise when the Bank (1) enters into interest-rate exchange agreements with members and offsetting interest-rate exchange agreements with other counterparties to meet the needs of its members, or (2) enters into interest-rate exchange agreements to offset the economic effect of other interest-rate exchange agreements that are no longer designated to either advances, investments, or consolidated obligations.

The notional principal amount of interest-rate exchange agreements in which the Bank was an intermediary was $505.7 million and $406.2 million as of December 31, 2006 and 2005, respectively.

Note 15—Estimated Fair Values

The following describes the Bank’s valuation methodologies for determining the reported fair value of the financial instruments listed below.

Cash and due from banks. The estimated fair value approximates the recorded book balance.

Interest-bearing deposits and investment securities. The estimated fair value is determined based on quoted prices, excluding accrued interest, as of the last business day of the year for instruments with more than three months to maturity. When quoted prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. For instruments with three months or less to maturity, the recorded book balance approximates the estimated fair value.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for federal funds with similar terms. The estimated fair value approximates the recorded book balance of federal funds with three months or less to maturity.

Advances. The Bank determines the estimated fair values of advances with fixed rates and more than three months to maturity, and advances with complex variable rates, by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms. In accordance with the Finance Board’s advances regulations, advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk. The estimated fair value approximates the recorded book balance of advances with variable rates and fixed rates with three months or less to maturity or repricing.

Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.

Derivative assets and liabilities. The Bank bases the estimated fair values of interest-rate exchange agreements with similar terms on available market prices including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are inherently uncertain and highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair-value estimates. Since these estimates are made as of a specific time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset, and, if negative, a liability.

Deposits. The Bank determines estimated fair values of Bank deposits with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the costs of deposits with similar terms. The estimated fair value approximates the recorded book balance for deposits with variable rates and fixed rates with three months or less to maturity or repricing. For deposits with no stated maturities, the carrying amount is considered to approximate fair value.

Borrowings. The Bank determines the estimated fair value of borrowings by calculating the present value of expected future cash flows from the borrowings and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of borrowings with similar terms.

Consolidated obligations. The Bank estimates fair values based on the cost of raising comparable term debt. The estimated cost of issuing debt includes non-interest selling costs.

Mandatorily Redeemable Capital Stock. The fair value of mandatorily redeemable capital stock is par value, including estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid. Capital stock can be acquired by members only at par value and redeemed by the Bank at par value. Capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

Commitments to Extend Credit for Mortgage Loans. Mortgage loan purchase commitments are recorded as derivatives at their fair value.

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s judgment of appropriate valuation methods. These estimates are based on information available to the Bank as of December 31, 2006 and 2005. The Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

The carrying value and estimated fair values of the Bank’s financial instruments as of December 31, 2006 and 2005 were as follows (in thousands):

2006 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$28,671	$—	$28,671
Interest-bearing deposits	800,982	—	800,982
Federal funds sold	10,532,000	87,601	10,619,601
Trading securities	4,515,309	—	4,515,309
Held-to-maturity securities	19,329,711	(345,234)	18,984,477
Mortgage loans held for portfolio, net	3,003,399	(63,064)	2,940,335
Advances, net	101,476,335	(35,340)	101,440,995
Accrued interest receivable	692,493	—	692,493
Derivative assets	259,024	—	259,024

Liabilities:
Deposits	(4,620,468)	6,566	(4,613,902)
Securities sold under agreements to repurchase	(500,000)	1,110	(498,890)
Consolidated obligations, net:
Discount notes	(4,934,073)	123	(4,933,950)
Bonds	(122,067,636)	353,764	(121,713,872)
Mandatorily redeemable capital stock	(215,705)	(323)	(216,028)
Accrued interest payable	(1,386,989)	—	(1,386,989)
Derivative liabilities	(569,983)	—	(569,983)

2005 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$13,345	$—	$13,345
Interest-bearing deposits	254,321	—	254,321
Federal funds sold	13,028,500	17,574	13,046,074
Trading securities	5,260,321	—	5,260,321
Held-to-maturity securities	19,628,496	(377,498)	19,250,998
Mortgage loans held for portfolio, net	2,859,982	(43,779)	2,816,203
Advances , net	101,264,208	11,857	101,276,065
Accrued interest receivable	621,448	—	621,448
Derivative assets	157,247	—	157,247

Liabilities:
Deposits	(5,234,874)	608	(5,234,266)
Securities sold under agreements to repurchase	(500,000)	354	(499,646)
Consolidated obligations, net:
Discount notes	(9,579,425)	(917)	(9,580,342)
Bonds	(119,172,487)	469,592	(118,702,895)
Mandatorily redeemable capital stock	(143,096)	—	(143,096)
Accrued interest payable	(1,067,352)	—	(1,067,352)
Derivative liabilities	(1,199,509)	—	(1,199,509)

Note 16—Commitments and Contingencies

As described in Note 10, consolidated obligations are backed only by the financial resources of the FHLBanks. The Finance Board, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The Bank has considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it is not necessary to recognize the fair value of the Bank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45.

Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2006 and 2005. The par amounts of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $823.9 billion and $807.1 billion as of December 31, 2006 and 2005, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member.

Outstanding standby letters of credit were as follows:

	As of December 31,
	2006	2005
Outstanding notional (in thousands)	$1,437,178	$813,498
Original terms	1-15 years	1-15 years
Final expiration year	2017	2017

Unearned fees for transactions before 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amount to $5.1 million and $3.1 million for the years ended December 31, 2006 and 2005, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $5.3 million and $10.4 million as of December 31, 2006 and 2005, respectively. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values. Commitments that obligate the Bank to purchase closed mortgage loans from its members are considered derivatives under SFAS 149, and the estimated fair value as of December 31, 2006 and 2005 is reported in Note 15 as mortgage purchase commitments.

The Bank executes interest-rate exchange agreements with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2006, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a carrying value of $238.4 million, which includes securities with a carrying value of $73.6 million that were received as collateral from broker-dealers who have market risk exposure to the Bank, which cannot be sold or repledged and, thus are not identified on the Statements of Condition, and $164.8 million of which can be sold or repledged. As of December 31, 2005, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a carrying value of $1.3 billion, which includes securities with a carrying value of $56.9 million that were received as collateral from broker-dealers who have market risk exposure to the Bank, which cannot be sold or repledged and, thus are not identified on the Statements of Condition, and $1.3 billion of which can be sold or repledged.

The Bank charged to operating expenses net rental costs of approximately $2.5 million, $2.3 million, and $2.1 million for the years ending December 31, 2006, 2005, and 2004, respectively.

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not, as of the date of the financial statements, anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 17—Transactions with Members and their Affiliates and with Housing Associates

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, which held 21.6 percent of the Bank’s total regulatory capital stock as of December 31, 2006, was considered a related party. Total advances outstanding to this member were $28.2 billion and $26.4 billion as of December 31, 2006 and 2005, respectively. Total deposits held in the name of this member were $50.8 million and $204.9 million as of December 31, 2006 and 2005, respectively. No mortgage loans were acquired from this member during 2006 or 2005. Total mortgage-backed securities acquired from this member were $478.6 million and $1.6 billion as of December 31, 2006 and 2005, respectively. For member concentration associated with (i) mortgage-backed securities, see Note 5; (ii) mortgage loans held for portfolio, see Note 6; (iii) advances, see Note 7; and (iv) capital stock, see Note 12.

Note 18—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2006 and 2005. Interest income on loans to other FHLBanks totaled $109 thousand, $199 thousand and $90 thousand for the years ended December 31, 2006, 2005 and 2004, respectively. During these same periods, interest expense on borrowings from other FHLBanks totaled $68 thousand, $33 thousand and $9 thousand, respectively. The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Investing activities:
Loans made to other FHLBanks	$(762,000)	$(2,632,022)	$(1,665,302)
Principal collected on loans to other FHLBanks	762,000	2,632,022	1,665,302

Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$550,000	$482,200	$178,700
Payments of short-term borrowings from other FHLBanks	(550,000)	(482,200)	(178,700)

Net change in borrowings from other FHLBanks	$—	$—	$—

Investments in other FHLBank Consolidated Obligation Bonds. The Bank’s trading investment securities portfolio includes consolidated obligation bonds for which other FHLBanks are the primary obligors. The balances of these investments are presented in Note 4. All of these consolidated obligation bonds were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligation bonds on which another FHLBank is the primary obligor totaled $17.9 million, $20.0 million and $20.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Assumption of other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. During the years ended December 31, 2006, 2005 and 2004, the par value of the consolidated obligation bonds transferred to the Bank were

$69 million, $313 million and $1.0 billion, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program Service Fees and Loan Participations. Beginning in 2004, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program. These fees totaled $782 thousand, $524 thousand, and $136 thousand for the years ended December 31, 2006, 2005 and 2004, respectively.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2006, the Bank’s outstanding balance related to these MPF Program assets was $6.5 million.

Supplementary Financial Information (Unaudited)

Statements of Income

Supplementary financial information for each quarter in the years ended December 31, 2006 and 2005 is included in the following tables (in thousands):

2006	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$1,936,563	$1,927,532	$1,742,191	$1,580,602
Interest expense	1,764,039	1,757,145	1,575,597	1,418,888

Net interest income before mortgage loan loss provision	172,524	170,387	166,594	161,714
Provision for credit losses on mortgage loans	102	178	(60)	(3)

Net interest income after mortgage loan loss provision	172,422	170,209	166,654	161,717
Total other income (loss)	(15,664)	6,714	4,124	1,003
Non-interest expense	62,334	65,940	63,483	61,224

Net income	$94,424	$110,983	$107,295	$101,496

2005	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$1,485,369	$1,359,292	$1,169,876	$992,265
Interest expense	1,314,369	1,201,130	1,013,233	844,363

Net interest income before mortgage loan loss provision	171,000	158,162	156,643	147,902
Provision for credit losses on mortgage loans	(212)	4	222	3

Net interest income after mortgage loan loss provision	171,212	158,158	156,421	147,899
Total other income (loss)	(7,567)	(31,469)	(8,672)	(26,386)
Non-interest expense	60,298	48,891	55,921	47,445
Income before cumulative effect of change in accounting principle	103,347	77,798	91,828	74,068
Cumulative effect of change in accounting principle	—	—	—	(2,905)

Net income	$103,347	$77,798	$91,828	$71,163

Investment Securities

Supplementary financial information on the Bank’s investment securities is included in the tables below.

Held-to-maturity Securities (Dollar amount in thousands)	As of December 31,
	2006	2005	2004
States or local housing agency obligations	$107,180	$111,757	$125,552
Government-sponsored enterprises debt obligations	—	899,650	—
Mortgage-backed securities	19,222,531	18,617,089	17,291,429

Total	$19,329,711	$19,628,496	$17,416,981

	Book Value	Yield
Held-to-maturity yield characteristics as of December 31, 2006
State or local housing agency obligations
Within one year	$4,970	4.08%
After one but within five years	51,235	4.97%
After five but within ten years	9,625	7.83%
After ten years	41,350	6.83%

	$107,180	5.71%

Mortgage-backed securities
After one but within five years	806	8.15%
After five but within ten years	2,707	5.84%
After ten years	19,219,018	5.24%

	$19,222,531	5.24%

Trading Securities (Dollar amount in thousands)	As of December 31,
	2006	2005	2004
Government-sponsored enterprises debt obligations	$4,175,011	$4,910,858	$5,322,178
Other FHLBanks’ bonds	280,488	288,731	315,081
States or local housing agency obligations	59,810	60,732	62,794

Total	$4,515,309	$5,260,321	$5,700,053

	Fair Value	Yield
Trading securities yield characteristics as of December 31, 2006
US Government and Federal Agencies
After one but within five years	$2,738,311	3.45%
After five but within ten years	1,436,700	3.41%

	$4,175,011	3.44%

Other FHLBanks’ bonds
After one but within five years	$213,206	6.25%
After five but within ten years	67,282	9.93%

	$280,488	6.96%

State or local housing agency obligations
After five but within ten years	$10,329	6.58%
After ten years	49,481	6.68%

	$59,810	6.67%

As of December 31, 2006, the Bank held securities of the following issuers with a book value greater than 10 percent of Bank capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in thousands):

	As of December 31, 2006
Name of Issuer	Total Book Amount	Total Fair Value
Wells Fargo & Company, San Francisco, CA	$4,597,444	$4,523,491
Countrywide Financial Corporation, Calabasas, CA	4,564,701	4,483,663
Federal Home Loan Mortgage Corporation, McLean, VA	4,055,578	3,931,959
Federal National Mortgage Association, Washington, DC	2,487,962	2,308,954
Bank of America Corporation, Charlotte, NC	2,413,321	2,375,074
J.P. Morgan Chase & Co., New York, NY	1,124,314	1,118,332
UBS AG, New York, NY	865,270	845,369
Bear Stearns Companies Inc, New York, NY	791,166	778,230

Loan Portfolio Analysis

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest were as follows (in thousands):

	As of December 31,
	2006	2005	2004	2003	2002
Domestic:
Advances	$101,476,335	$101,264,208	$95,867,345	$88,149,342	$82,244,262

Real estate mortgages(1)	$3,004,173	$2,860,539	$2,216,324	$1,756,575	$686,399

Non-accrual real estate mortgages	$1,640	$1,676	$320	$218	$—

Real estate mortgages past due 90 days or more and still accruing interest(2)	$1,278	$916	$1,636	$1,971	$2,431

Interest contractually due during the year	$152	$114	$147
Interest actually received during the year	101	87	136

Shortfall	$51	$27	$11

(1)	Amounts include Affordable Multifamily Participation Program loans classified as substandard.
(2)	Only government loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent.

The Bank places a mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

The allowance for credit losses on real estate mortgage loans was as follows (in thousands):

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
Domestic:
Balance at the beginning of period	$557	$671	$322	$783	$503
Charge-offs	—	(131)	(15)	—	—
Provisions (reversal) for credit losses	217	17	364	(461)	280

Balance at end of period	$774	$557	$671	$322	$783

The ratio of charge-offs to average loans outstanding was less than one basis for the years ended December 31, 2002 through 2006.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollar amount in thousands):

	As of December 31,
	2006		2005		2004		2003		2002
	Amt(1)	% of Total Loans(2)	Amt(1)	% of Total Loans(2)	Amt(1)	% of Total Loans(2)	Amt(1)	% of Total Loans(2)	Amt(1)	% of Total Loans(2)
Single-family residential mortgages	$—	99%	$84	99%	$16	99%	$11	99%	$484	97%
Multi-family residential mortgages	774	1%	473	1%	655	1%	311	1%	299	3%

Total	$774	100%	$557	100%	$671	100%	$322	100%	$783	100%

(1) - Allocated allowance for credit losses on mortgage loans.

(2) - Mortgage loans outstanding as a percentage of total mortgage loans

Mortgage loan delinquency data as was as follows (dollar amount in thousands):

	As of December 31,
	2006		2005		2004		2003		2002
	UPB(1)	% of Total Loans(2)	UPB(1)	% of Total Loans(2)	UPB(1)	% of Total Loans(2)	UPB(1)	% of Total Loans(2)	UPB(1)	% of Total Loans(2)
Delinquency>30 days and<60 days	$22,742	0.76%	$12,578	0.44%	$7,057	0.32%	$11,091	0.63%	$11,293	1.65%
Delinquency≥60 days and<90 days	2,740	0.09%	1,979	0.07%	1,775	0.08%	2,122	0.12%	1,995	0.29%

(1) - Unpaid principal balance

(2) - Mortgage loans outstanding as a percentage of total mortgage loans.

Term Deposits

The table below presents the maturities for term deposits in denominations of $100,000 or more (in thousands):

	Maturities of Term Deposits of $100,000 or More
	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
As of December 31, 2006	$7,265	$4,950	$1,000	$13,215

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (dollar amount in thousands).

	As of December 31,
	2006	2005	2004
Borrowings from other FHLBanks
Outstanding at end of the period	$—	$—	$—
Weighted average rate at end of the period	0.00%	0.00%	0.00%
Daily average outstanding for the period	$1,301	$1,321	$488
Weighted average rate for the period	5.22%	2.49%	1.92%
Highest outstanding at any month-end	$—	$—	$—

Borrowings from commercial banks
Outstanding at the end of the period	$—	$—	$—
Weighted average rate at the end of the period	0.00%	0.00%	0.00%
Daily average outstanding for the period	$11,349	$5,182	$4,189
Weighted average rate for the period	4.95%	3.47%	1.38%
Highest outstanding at any month-end	$—	$—	$—

Discount notes
Outstanding at the end of the period	$4,934,073	$9,579,425	$13,013,767
Weighted average rate at the end of the period	4.91%	3.67%	1.61%
Daily average outstanding for the period	$7,134,586	$7,151,021	$5,118,336
Weighted average rate for the period	4.94%	3.13%	1.43%
Highest outstanding at any month-end	$12,395,780	$12,125,825	$13,024,663

Total short-term borrowings
Outstanding at the end of the period	$4,934,073	$9,579,425	$13,013,767
Weighted average rate at the end of the period	4.92%	3.67%	1.61%
Daily average outstanding for the period	$7,147,236	$7,157,524	$5,123,013
Weighted average rate for the period	4.94%	3.13%	1.43%
Highest outstanding at any month-end	$12,395,780	$12,125,825	$13,024,663

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Bank’s President and Chief Executive Officer, Controller and Director of Accounting Operations (the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of December 31, 2006, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Remediation of Previously Disclosed Internal Control Material Weakness

As disclosed in the Bank’s Registration Statement on Form 10 filed March 17, 2006, as amended, and in its Quarterly Reports on Form 10-Q for the quarters ended June 30 and September 30, 2006, the Bank reported a material weakness in its internal controls surrounding the classification of certain cash flows in the statement of cash flows.

As of December 31, 2006, the Bank has remediated the previously reported material weakness in internal controls. The Bank has taken the following actions to address the material weakness in the statement of cash flows:

•

During the first and second quarters of 2006, the Bank added more detailed descriptions and information to spreadsheet procedures related to the preparation of the statement of cash flows, such as detailing components of cash flow items that tie to the Bank’s general ledger groups, thus providing a better means of preparing, reviewing and auditing the statement of cash flows.

•

During the first and second quarters of 2006, as part of its focus on enhancing the procedures related to the preparation of the statement of cash flows, the Bank created a source list detailing where the information is sourced for each line item of the cash flow statement, to aid in the preparation and review of the sources for the cash flow items. The Bank also utilizes new checklists on a quarterly as well as annual basis specific to the preparation of the statement of cash flows.

•

During the second and third quarters of 2006, the Bank compiled a document centralizing all of the accounting literature related to preparing the statement of cash flows. The Bank also implemented training programs and provided literature for staff who aid in the preparation of the statement of cash flows.

•

During the third and fourth quarters of 2006, the Bank documented detailed process flows and control evaluations that will be monitored on a quarterly basis regarding the preparation of the statement of cash flows.

In the third and fourth quarters of 2006, the Bank has undertaken and completed, as appropriate, its testing to validate compliance with the newly implemented policies, procedures and controls. The Bank has undertaken this testing over these two quarters so as to be able to demonstrate operating effectiveness over a period of time that is sufficient to support its conclusion. In reviewing the results from this testing, management has concluded that the internal controls over the classification of certain cash flows in the statement of cash flows have been improved significantly and that the above referenced material weakness in internal controls over financial reporting has been remediated as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank, or any other employee of the Bank.

Executive Officer	Age	Title
Charles I. Abbitt, Jr.	55	Senior Vice President and Chief Credit Officer
Cathy C. Adams	47	Senior Vice President, Staff Services
Lynn M. Brazen	60	First Vice President, Community Investment Services
J. Daniel Counce	51	First Vice President and Controller
Annette Hunter	42	First Vice President, Director of Accounting Operations
Praveen Jha	41	Senior Vice President, Sales, Trading and Management
Marian M. Lucia	52	Executive Vice President and Chief Information Officer
Kirk R. Malmberg	46	Senior Vice President, Mortgage Programs
Gregory N. Mayfield	44	Executive Vice President, General Counsel, and Chief Risk Officer
W. Wesley McMullan	43	Executive Vice President and Director of Financial Management
Charlotte McRanie	51	Senior Vice President, Financial Operations Management
Andrew Mills	56	Senior Vice President, Asset and Liability Management and Treasurer
William H. Ott, Jr.	54	Interim President and Chief Executive Officer
Richard A. Patrick	52	Senior Vice President and Director of Internal Audit
Jill Spencer	54	Executive Vice President, Chief Operating Officer, and Corporate Secretary

Charles I. Abbitt, Jr. joined the Bank in November 2003 as senior vice president and chief credit officer and is responsible for overseeing the Bank’s credit and collateral services. Before joining the Bank, Mr. Abbitt was senior vice president of commercial real estate credit for Regions Financial Corp. from 2002 to 2003. Previously, he spent nine years at First Union, where he had extensive credit underwriting and commercial real estate responsibilities. Mr. Abbitt holds a B.S. in biology from Virginia Polytechnic Institute.

Cathy C. Adams joined the Bank in 1986 and was appointed senior vice president of staff services in January 2004. She is responsible for overseeing all Bank programs related to staffing, compensation and benefits, employee relations, training and development, organizational development, and community involvement and also has responsibility for overseeing administrative services. Ms. Adams has served as the director of human resources and administrative services since 1999. She holds a B.A. in business administration and piano performance from Tift College and an M.B.A. from Georgia State University.

Lynn M. Brazen is first vice president, community investment officer and director of community investment services, a position she has held since 2002. Ms. Brazen has responsibility for administering the Bank’s AHP and community economic development programs. Ms. Brazen joined the Bank in 1990 as a community investment specialist and served as assistant vice president and assistant director of community investment services from 1995 to 2000 and as vice president from 2000 to 2002. Before joining the Bank, she spent more than 15 years working in public and nonprofit housing and community development in urban and rural communities in the United States and Latin America. Ms. Brazen holds a B.A. in economics from Macalester College and a master’s degree in urban studies from Georgia State University.

J. Daniel Counce is first vice president and controller of the Bank, a position he has held since 1997. Mr. Counce is responsible for overseeing the Bank’s accounting, financial statements, and financial reporting. Mr. Counce joined the Bank in 1990 as assistant controller. He received a B.S. in accounting from the University of Tennessee and is a certified public accountant in the State of Georgia.

Annette Hunter is first vice president and director of accounting operations, a position she has held since January 2006. In that role, Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, and purchased mortgage portfolios. Before serving as director of accounting operations, Ms. Hunter was the manager of derivatives and investments operations. Before joining the Bank in 2002, Ms. Hunter was the accounting manager at Mirant Corporation, an energy trading company. Ms. Hunter holds a B.S. in finance from The Ohio State University and is a certified public accountant in the State of Georgia.

Praveen Jha is senior vice president and director of member sales and trading, a position he has held since 2004. He began his financial career in 1992 with Bankers Trust Inc. as a global risk-management analyst before moving into financial institutions derivatives marketing at Bankers Trust. From 1999 to 2001, Mr. Jha served as director of derivative marketing at First Boston, and from 2001 to 2002 he served as managing director and head of agency and supra derivative marketing for North America with ABN Amro Bank. From 2002 to 2004, Mr. Jha was president of GaussCap, LLC, an asset-liability management consulting firm, where he worked closely with several FHLBanks to develop asset-liability management strategies. Mr. Jha earned an M.B.A. in finance from Tulane University and a B.S. in electrical engineering from Indian Institute of Technology in Kharagpur, India.

Marian M. Lucia has served as chief information officer since she joined the Bank as senior vice president in September 2002. In January 2005 she was appointed executive vice president. Before joining the Bank, Ms. Lucia worked at Prudential Financial Inc. where she was corporate vice president, operations and systems executive for Prudential Institutional from 1999 to 2002, and chief information officer, vice president for Prudential Investments from 1997 to 1999. Ms. Lucia earned a B.S. in computer science from the Pennsylvania State University and an M.S. in business administration from Robert Morris University.

Kirk R. Malmberg has served as senior vice president responsible for the Bank’s mortgage programs since December 2003. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg holds a B.A. from Trinity University in San Antonio, Texas, and an M.B.A. from Rice University in Houston, Texas.

Gregory N. Mayfield is executive vice president, general counsel and chief risk officer. He has served as general counsel since January 2004. In March 2006, he also was named chief risk officer. Before joining the Bank as assistant general counsel in 1999, Mr. Mayfield practiced law with the firm of Kilpatrick Stockton LLP in Atlanta and previously held numerous senior positions with the Federal Deposit Insurance Corporation. Mr. Mayfield received a B.S. in accounting from the University of Alabama and earned the designation of certified public accountant. He earned his J.D. from George Washington University Law School.

W. Wesley McMullan is executive vice president and director of financial management, a position he has held since 2004. Mr. McMullan has responsibility for sales, mortgage purchase programs, asset-liability management, liquidity management, other mission-related investments, customer systems and operations, and member education. Mr. McMullan joined the Bank as a credit analyst in 1988 and later earned promotions to assistant vice president in 1993, vice president in 1995, group vice president in 1998, and senior vice president in 2001. He holds a B.S. in finance from Clemson University and is a chartered financial analyst.

Charlotte McRanie is senior vice president of financial operations management, a position she has held since September 2006. Ms. McRanie is responsible for the Bank’s securities safekeeping, wire transfer, cash management services, customer operations and systems, and structured products operations. From January 2005 through August 2006, she was the director of strategic planning. From January 2001 through December 2004, she was the director of planning and research. Ms. McRanie holds a B.B.A. degree in business administration from Valdosta State University and is a certified public accountant.

Andrew Mills is senior vice president of asset and liability management and treasurer, positions he has held since January 2007. In those roles, Mr. Mills is responsible for directing the Bank’s funding, hedging, balance sheet management activities, and financial analysis. From 2003 through 2006, Mr. Mills served as senior vice president, financial risk management and modeling with responsibility for interest rate risk modeling. From 1999 to 2003, he was first vice president, funding and financial management. Before joining the Bank in 1991, he was vice president of liability management at Goldome, a savings bank in Buffalo, N.Y. Prior to that time, Mr. Mills served as treasurer for Chevy Chase Federal Savings Bank in Chevy Chase, Maryland. Mr. Mills holds a B.A. in finance from Lehigh University.

William H. Ott, Jr. has served as interim president and chief executive officer since February 1, 2007. From 2003 to the present, Mr. Ott has served as President of PEAC Ventures, Inc., a corporate advisory firm. From 2002 to 2003, Mr. Ott served as the Chief Operating Officer of Visa U.S.A. Inc., a credit card issuer. From 1998 to 2002, Mr. Ott served as a group executive in charge of retail, small business, consumer banking, marketing and operations, for St. George Bank, a commercial bank based in Sydney, Australia. He currently serves as a director and chairman of the audit committee of E*TRADE Bank. He also serves as an advisor to the Ethics and Compliance Officer Association, a professional association for managers of ethics, compliance and business conduct programs. Mr. Ott holds a B.A. from San Jose State University and an M.B.A. from the University of Santa Clara.

Richard A. Patrick is senior vice president and director of internal audit. In this capacity, he is responsible for providing an independent appraisal of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures and with applicable laws, regulations, and directives from the Finance Board. Mr. Patrick joined the Bank in 1991 as vice president and director of internal audit and was promoted to his current position in January 2002. Before joining the Bank, Mr. Patrick was vice president and audit manager with C&S/Sovran National Bank (now Bank of America, N.A.). Mr. Patrick is a certified public accountant, certified fraud examiner, certified financial services auditor, forensic certified public accountant, and certified bank auditor. He holds a B.S. in business administration from Appalachian State University and is an honors graduate of the School for Bank Administration in Madison, WI.

Jill Spencer has served as executive vice president and chief operating officer of the Bank since January 2004, and she was reappointed corporate secretary in January 2007. She joined the Bank in November 2002 as executive vice president, general counsel, and corporate secretary. Ms. Spencer oversees community investment services, corporate communications, credit and collateral services, human resources and administrative services, government relations, and strategic planning. Before joining the Bank, Ms. Spencer practiced law at a private law firm from 1998 to 2002. Ms. Spencer held various positions at the FHLBank San Francisco from 1979 to 1997, serving as senior vice president and general counsel in her last eight years there. Ms. Spencer holds a B.A. from the University of Texas at Austin and a J.D. from Southern Methodist University School of Law.

The position of Chief Financial Officer became vacant in February 2006. The Bank is searching actively to fill the position of CFO.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 14 directors, eight of which are to be elected by the members and six of which are to be appointed by the Finance Board. The Finance Board may by regulation increase the number of elective and appointive directors of an FHLBank in accordance with the FHLBank Act. Each director is required to be a citizen of the United States and must either be a resident in the FHLBank’s district or serve as an officer or director of a member located in the FHLBank’s district. As of the date of this Report, the Bank’s board of directors comprised 10 elected directors and two appointed directors. The Finance Board re-appointed two existing appointed directors, Ms. Sherrill and Mr. Stanton, to fill the remaining year of three-year terms that began on January 1, 2005. All other directors are elected directors.

The following table sets forth information regarding each of the Bank’s directors as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank, or any other employee of the Bank.

Name	Age	Director Since	Expiration of Term as Director
John M. Bond, Jr.	63	2005	12-31-2007
R. Bradford Burnette	67	2002	12-31-2007
W. Russell Carothers, II	65	2002	12-31-2009
Bedford Kyle Goodwin III	55	2007	12-31-2009
Scott C. Harvard	52	2003	12-31-2008
J. Thomas Johnson	60	2004	12-31-2009
K. Reid Pollard	52	2002	12-31-2008
Wilma Money Sherrill*	67	2004	12-31-2007
James V. Stanton*	75	2004	12-31-2007
Thomas H. Webber, III	65	2007	12-31-2009
Frederick Willetts, III	58	2006	12-31-2008
Jerry J. Williams	47	2004	12-31-2007

*	Appointed director. By resolution of the board of directors of the Finance Board dated December 22, 2006, the Finance Board re-appointed Ms. Sherrill and Mr. Stanton to fill the remaining year of three-year terms that began on January 1, 2005. All other directors are elected directors.

John M. Bond, Jr. is the chairman and chief executive officer of The Columbia Bank, a wholly-owned affiliate of Fulton Financial Corporation, a publicly-traded company. He has served on the board of directors of The Columbia Bank since 1988 and has served as chairman of the board since May 2004. From May 2004 until February 2006 when it was acquired by Fulton Financial, Mr. Bond served as chairman and chief executive of Columbia Bancorp, a publicly-traded company and the holding company of The Columbia Bank. From 1987 to May 2004, Mr. Bond served as president, chief executive officer, and director of Columbia Bancorp. He also has served as a director of Fulton Financial Corporation, a publicly-traded financial holding company, since March 2006.

R. Bradford Burnette has served as president, chief executive officer, and director of PAB Bancshares Inc., a publicly-traded company and the holding company for Park Avenue Bank, since 1982, and served as chairman from 2000 to 2003. Mr. Burnette was the chief executive officer of Park Avenue Bank from 1981 to 1997, was chairman from 2000 to 2003, and currently serves as a director. He has served as a director of Nexity Financial Corp. and Nexity Bank, Birmingham, Alabama, since 2002. He served as a director of The Bankers Bank, Atlanta, Georgia, from 1990 through March 2001.

W. Russell Carothers, II is chairman, president, and chief executive officer of The Citizens Bank of Winfield, Alabama. He joined The Citizens Bank in 1963.

Bedford Kyle Goodwin III has served as president of FirstFed Bancorp, Inc. and chairman, president, and chief executive officer of First Financial Bank, Bessemer, Alabama, since 1995. Previously, he served as chairman, chief executive officer, and president of Steiner Bank, an affiliate of Union Planters Corporation.

Scott C. Harvard has served as president and chief executive officer and a director of Shore Financial Corporation, a publicly-traded bank holding company with headquarters in Onley, Virginia, since its formation in 1997. He has served as president and chief executive officer of its subsidiary, Shore Bank, since 1985.

J. Thomas Johnson is vice chairman of the board and executive vice president of First Community Bank, N.A., of Lexington, South Carolina, positions he has held since October 2004. From 2000 to 2004, Mr. Johnson was chairman, and from 1984 to 2004 was chief executive officer, of Newberry Federal Savings Bank in Newberry, South Carolina, which merged with First Community Bank in 2004. Mr. Johnson had been with Newberry Federal since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and has served on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations.

K. Reid Pollard has served as president and chief executive officer of Randolph Bank & Trust Company in Asheboro, North Carolina, since October 1985. Before joining that institution, Mr. Pollard was a vice president with Northwestern Bank/First Union. Mr. Pollard previously served as a board member of the Community Investment Corporation of North Carolina and the North Carolina Bankers Association.

Wilma Money Sherrill retired December 31, 2006 after having served 12 years as an elected member of the North Carolina General Assembly. During her elected service, Ms. Sherrill chaired the House Appropriations Committee and served as vice chair of Judiciary III. In addition, she served as a legislative member on the North Carolina Economic Development Board and was a member of the North Carolina Travel and Tourism Board. Ms. Sherrill was Commissioner of Motor Vehicles for the State of North Carolina and served as Director of Boards, Commissions, and Personal Appointments for Governor James G. Martin.

Former Congressman James V. Stanton is an attorney and registered lobbyist who practices law in Washington, D.C. From 1980 to 1988, Mr. Stanton served as executive vice president of Delaware North, a privately held international company that, during Mr. Stanton’s tenure, had annual sales in excess of $1 billion. From 1971 to 1978, Mr. Stanton, a Democrat, represented the 20th Congressional District of Ohio in the United States House of Representatives, where he served on the Public Works and Transportation Committee, the Government Operations Committee, and the Select Committee on Intelligence. He previously held a number of public service positions, including serving as the youngest council president in Cleveland’s history. Mr. Stanton currently serves on the board of directors of MTR Gaming Group Inc., a publicly-held company and a registered investment company.

Thomas H. Webber, III has served as vice president and chief financial officer for IDB-IIC Federal Credit Union since 1999. Mr. Webber has served on the boards of numerous civic organizations in the Nashville, Tennessee community.

Frederick Willetts, III joined Cooperative Bank in 1972 and has served as president and chief executive officer since 1991. He was named to the additional position of chairman of the board during 1998. Mr. Willetts is past chairman of the North Carolina Bankers Association and served on the board of directors of America’s Community Bankers. He has served on the Thrift Institutions Advisory Council to the Federal Reserve Board, as president of the Southeastern Conference of the U.S. Savings and Loan League, the Greater Wilmington Chamber of Commerce, the Foundation of Episcopal Diocese of East

Carolina, as vice chairman of the Foundation of the University of North Carolina at Wilmington, and as president of Wilmington Industrial Development (Committee of 100). He currently serves on the North Carolina Banking Commission and is second vice chairman of America’s Community Bankers.

Jerry J. Williams has been the chairman, president, and chief executive officer of Orion Bancorp Inc., a privately-owned bank holding company headquartered in Naples, Florida, since 1988. Mr. Williams is chairman, president, and chief executive officer of Orion Bank. He has served on the boards of numerous civic and charitable organizations in Florida. Mr. Williams currently serves on the board of directors of the Florida Bankers Association and is a member of the Government Relations Council of the American Bankers Association.

As of the date of this Report, the Bank had six vacant appointive directorships.

Nominating Procedures

Effective January 24, 2007, the Finance Board adopted an interim final rule that requires each FHLBank to submit to the Finance Board a list of eligible nominees to fill the appointive directorships expiring on December 31 of each year. In addition, on or before March 31, 2007, the Bank must submit a list of such nominees for the appointive directorships that were vacant on January 1, 2007. Any party may apply or recommend others for nomination as an appointive director. The Finance Board has sole responsibility for selecting individuals to serve as appointive directors.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the governance section of the Bank’s Internet website at http://www.fhlbatl.com. Any amendments to, or waivers under, the Bank’s Code of Conduct which are required to be disclosed pursuant to the SEC’s rules will be disclosed on the Bank’s website.

William H. Ott, Jr., the Bank’s interim president and chief executive officer, is a non-employee consultant to the Bank under an agreement between the Bank and PEAC Ventures, Inc. and, accordingly, is not subject to the above described Code of Conduct. Under the consulting agreement, Mr. Ott, president of PEAC Ventures, Inc., must comply with applicable law in connection with the services that he provides to the Bank. He must disclose to the Bank any relationship that he has with any third party that would present a conflict of interest with the performance of his services to the Bank and must refrain from making any recommendations, or taking any actions, that would elevate his or the interests of any other client of PEAC Ventures, Inc. over those of the Bank.

Mr. Ott has disclosed to the Bank that he is a director of E*Trade Bank and the owner of certain financial interests in E*Trade Financial Corporation, the parent company of E*Trade Bank. E*Trade Bank is a member of the Bank. Mr. Ott has agreed not to participate in any of the Bank’s decisions relating to PEAC Ventures, Inc., E*Trade Bank, or any of their respective affiliates, during his service to the Bank. The board agreed to permit Mr. Ott to retain these interests, subject to the conditions described above, in a resolution adopted by the board on January 24, 2007, at which time Mr. Ott was appointed interim president and chief executive officer of the Bank.

Director Independence, Audit Committee and Audit Committee Financial Expert

General

The board of directors of the Bank is required to evaluate and report on the independence of the directors of the Bank under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, SEC rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, the Bank has 12 directors, 10 of whom were elected by the Bank’s member institutions and two of whom were appointed by the Finance Board. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, the Bank’s directors are prohibited from personally owning stock or stock options in the Bank. Each of the elected directors, however, is a senior officer of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Board Regulations regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 22, 2007, each of the Bank’s directors was independent under these criteria.

SEC Rule regarding Independence

SEC rules require the Bank’s board of directors to adopt a standard of independence to evaluate its directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee’s financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 22, 2007, Ms. Sherrill and Mr. Stanton, the Bank’s only appointed directors, are independent. Based upon the fact that each elected director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), an elected director could meet the independence standard on a particular day. However, because the amount of business conducted by an elected director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the elected directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time.

The board has a standing Audit Committee. For the reasons noted above, the board determined that none of the current elected members of the Bank’s Audit Committee, including directors Bond, Burnette, Carothers, Harvard, Johnson, Webber, and Williams, is independent under the NYSE standards for audit committee members. The board determined that Mr. Stanton, an appointed director who serves on the

Audit Committee, is independent under the NYSE independence standards for audit committee members. The board also determined that directors Bond and Williams are “audit committee financial experts” within the meaning of the SEC rules, and further determined that as of March 22, 2007, neither is independent under NYSE standards. As stated above, the board determined that each member of the audit committee is independent under the Finance Board’s standards applicable to the Bank’s Audit Committee.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

In this section, certain aspects of the Bank’s compensation program for its principal executive officer, principal financial officer and three most highly-compensated executive officers in 2006 are discussed. The executive officers described in the preceding sentence are referred to as the Bank’s “named executive officers.” This discussion focuses on compensation and practices relating to the fiscal year ended December 31, 2006.

In 2006, the Bank’s named executive officers were Raymond R. Christman, President and Chief Executive Officer; Ernest Lee Puschaver, Executive Vice President and Chief Financial Officer; J. Daniel Counce, First Vice President and Controller; Annette Hunter, First Vice President and Director of Accounting Operations; Jill Spencer, Executive Vice President and Chief Operating Officer; W. Wesley McMullan, Executive Vice President and Director, Financial Management; and Marian M. Lucia, Executive Vice President and Chief Information Officer. Mr. Puschaver terminated his employment with the Bank in February 2006. Subsequent to Mr. Puschaver’s departure, Mr. Counce and Ms. Hunter shared responsibility as the Bank’s principal financial officer, and as such, each is a named executive officer for 2006.

Executive Compensation Process

The Bank’s board of directors is responsible for establishing the Bank’s executive compensation philosophy and objectives. The Governance and Compensation Committee of the board of directors, and formerly the Human Resources Committee, advises and assists the board of directors in matters affecting the Bank’s compensation and benefit plan determinations. It also recommends to the board of directors for approval any compensation decisions related to the Bank’s president and the officers that report directly to the president.

The board of directors is solely responsible for the determination of compensation and benefits awarded to Mr. Christman, the Bank’s president, and executive vice presidents Puschaver, Spencer, McMullan, and Lucia, who report directly to the president. The senior vice president, director of human resources, periodically advises the board of directors regarding compensation and benefit matters, and recommends pay and benefit actions with respect to the Bank’s named executive officers.

The president determines the base salary of all Bank officers who do not report directly to him (other than the director of internal audit), within a budget approved by the board of directors. The board of directors determines the base salary of the director of internal audit. Beginning in 2007, the president will review with the board of directors the base salaries of those officers at the level of senior vice president (other than the director of internal audit) and above prior to implementing the salaries. This practice will ensure that the board of directors is informed of base salary amounts of any officer who reasonably could be expected to become an executive officer in the future. The president determines the base salary for the officers currently serving as the Bank’s principal financial officer and apprises the board of directors of these base salary amounts.

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and member value. To achieve its goals, the Bank compensates its named executive officers with a combination of base salary, short-term incentive compensation, long-term incentive compensation, and benefits.

The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions can own its capital stock. Without equity incentives to attract, retain and reward the Bank’s executive officers, the Bank must provide alternative compensation and benefits to compete for high caliber financial services executives, such as long-term incentive compensation and defined benefit pension plans.

In determining the appropriate amount of compensation to be paid to an executive officer, the Bank’s board of directors considers both objective and subjective criteria to evaluate the executive officer’s individual performance and the Bank’s overall performance. The board exercises wide discretion in setting and revising such criteria and in evaluating performance by the Bank’s executive officers.

Among the various criteria generally considered by the board in evaluating an executive officer’s performance are:

•	Achievement of key long-term objectives as outlined in the Bank’s strategic plan

•	Achievement of short-term performance objectives determined annually by the board

•	Fulfillment of the Bank’s public policy mission

•	Demonstration of leadership and vision for the Bank

•	Implementation and maintenance of effective

business strategies and operations

legal and regulatory compliance programs

risk management activities and

internal controls

commensurate with the Bank’s size, scope and sophistication

•	Establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators and other stakeholders.

Competitive Positioning

The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. In 2006, the board of directors reviewed comparisons between the Bank’s executive officer compensation and that of comparable positions in other financial service organizations, including other FHLBanks, other government-sponsored enterprises, the Office of Finance, large investment banks, and international and regional commercial banks. These financial services companies generally have assets comparable to or in excess of those of the Bank, and generally hold substantial amounts of complex off-balance sheet derivative instruments, which also comprise a significant component of the Bank’s operations.

In evaluating and setting annual base salary and incentive pay for the named executive officers, the board of directors also considers market pay information provided by independent compensation consultants, which compares the Bank to both the peer group listed above and other leading financial institutions. The board of directors uses these estimated market values as a guideline when evaluating the president’s salary, and when considering salary recommendations submitted by the president for other executive officers.

The Bank generally targets an executive officer’s total cash compensation at or around the 50th percentile of such executive officer’s competitive market position. Non-cash compensation and perquisites of competing organizations, such as stock ownership programs, are reviewed and considered in the overall compensation decision, but are not specifically benchmarked.

The Bank may establish compensation below the market benchmark for an executive officer with limited experience, or it may establish compensation above this benchmark for an executive officer with more extensive experience. Exact market benchmarking is not a stated objective of the board of directors; instead, the identified benchmarks serve merely as a market indicator for positions that have at least a 70 percent degree of similarity with internal positions.

In 2005, the board of directors engaged McLagan Partners, a compensation consulting firm, to evaluate the effectiveness of the Bank’s total compensation program and to determine the appropriate amount of compensation to be provided to the named executive officers for 2006. As a result of this engagement, the board of directors adopted a long-term incentive compensation program, as described below.

Elements of Compensation

The elements of the Bank’s compensation program are base salary, short-term incentive compensation, long-term incentive compensation, and other benefits (including retirement benefits and perquisites).

Base Salary

The purpose of base salary is to compensate the named executive officer for the ongoing duties associated with managing a particular set of functions at the Bank, regardless of the achievement of stated performance goals. Base salary is derived by assessing the comparative market for a comparable position, as described above, as well as assessing the requirements of the executive officer’s position, skills, and qualifications. In addition, the board of directors exercises discretion in determining base salary, based upon any number of factors that the board deems relevant.

The 2006 base salary for each named executive officer was based on a variety of factors, including:

•	The scope and breadth of functions reporting to the position

•	The amount of risk, decision-making authority, and budget authority associated with the position

•	The scope of the position’s interaction with other key decision-making authorities

•	The position’s accountability for business results

•	The amount of base salary necessary to achieve comparable pay among executive positions

•	The amount of base salary provided in the competitive recruiting market for a similar position with a similar scope of responsibility

•	The executive officer’s relevant experience and training

•	The executive officer’s external achievements such as professional certifications and designations.

The board considered a variety of factors, including a subjective review of management’s overall performance, in determining base salary levels for the Bank’s president and executive vice presidents for 2007. The board determined that the 2006 base salary levels for Mr. Christman and the executive vice presidents were appropriate for 2007. Mr. Counce and Ms. Hunter received increases in their base salaries for 2007.

Short-term Incentive Compensation

The Bank’s Executive Incentive Compensation Plan (“EICP”) is an annual cash-based incentive compensation plan designed to promote and reward achievement of performance goals set by the board of directors. The EICP focuses on identifying those annual performance metrics that most clearly and tangibly contribute to increasing the value of membership in the Bank. The incentive goals under the EICP correlate to the performance priorities reflected in the strategic plan for that particular year. Each named executive officer’s award opportunity under the EICP is intended to be comparable to the incentive opportunity for an executive officer with similar duties and responsibilities in the financial services industry and at other FHLBanks, as reflected in data collected from peer comparators, FHLBank System surveys, and external compensation surveys reviewed annually by management and the board of directors.

EICP performance metrics generally consist of one or more key financial measures, such as return on equity in excess of the average three-month London Interbank Offered Rate (“LIBOR”) and growth in the use of advances by members. The EICP also may include goals related to such attributes as risk management and team building. The EICP may include individual or team objectives in addition to bank-wide performance measures. To the extent that the EICP includes individual or team objectives, the weights attributable to the bank-wide and individual objectives vary according to the executive’s role and the scope of the executive’s responsibilities. In general, the higher an executive is in the organizational hierarchy, the greater the weighting of bank-wide performance metrics.

The board of directors establishes minimum, target, and maximum performance levels for each incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “minimum” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting minimum and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The minimum, target, and maximum levels established for each performance metric are designed to provide the Bank’s named executive officers with a short-term incentive compensation opportunity that is perceived as likely to be achievable in any given year, i.e., 90 percent chance of attainment at the minimum level, 75 to 80 percent chance of attainment at the target level, and 15 to 20 percent chance of attainment at the maximum level. If goals were to be established such that the attainment of even the minimum levels were perceived by participants as generally unlikely, the plan would not fulfill its purpose as an appropriate motivator of specific management actions, initiatives, and programs.

In 2006, the performance measures under the EICP were return on equity (excluding impact of extraordinary items and adjusted for the effects of SFAS 133) in excess of average three-month LIBOR and growth in members’ use of advances as a funding source. Each performance measure was weighted equally. The first performance measure, relating to return on equity, reflects the Bank’s ability to pay quarterly dividends to its members. This performance measure was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The performance spreads ranged from 0.65 percent to 1.40 percent.

The second performance measure, relating to growth in member utilization of advances, reflects the role of advances as the Bank’s primary product and the primary driver of net income. This performance objective was measured by averaging the ratio of total advances outstanding on December 31, 2006, to total assets as of September 30, 2005, for each eligible member. Averaging the ratio of total advances to total assets for each member and treating each member equally provided an incentive to market advance products to the entire membership. The advances growth performance targets for 2006 ranged from 2.0 percent growth to 9.0 percent growth.

The Governance and Compensation Committee of the board of directors recommends incentive awards for all of the named executive officers and has the discretion to recommend to the board of directors appropriate adjustments to performance goals, measurements and awards to account for unforeseen events or circumstances, which in the committee’s opinion, alter or affect such goals, measurements or awards. In addition, the committee and the board of directors may take into account other factors deemed relevant in determining the amount of any award to an individual participant, including an overall assessment of the participant’s performance.

In 2006, the Bank’s financial performance resulted in each named executive officer being eligible to receive the maximum award available under the EICP. After a subjective review of management’s overall performance, the board of directors did not approve an EICP award for Mr. Christman, and set the awards for each of the Bank’s executive vice presidents at 50 percent of the maximum award available.

The amount received by each of the named executive officers under the plan is reflected under the “Non-Equity Incentive Plan Compensation Plan” column in the Summary Compensation Table below.

Long-Term Incentive Compensation

In 2006, the board of directors adopted the Executive Long-Term Incentive Plan (the “LTIP”), under which participants may receive long-term cash incentive compensation. Each of the named executive officers, other than Mr. Counce and Ms. Hunter, participates in the plan. Given their officer levels in the Bank, Mr. Counce and Ms. Hunter do not qualify to participate in the plan.

The purpose of the LTIP is to:

•	Promote the achievement of the Bank’s long-term business goals

•	Provide a competitive reward structure for the participants

•	Promote loyalty and dedication to the Bank and its objectives

•	Enhance the retention of key senior executive officers.

The performance measures and targets applicable to each year of the LTIP reflect those established for the corresponding year of the EICP. In 2006, these performance measures were return on equity in excess of three-month-LIBOR and growth in members’ use of advances as funding source. The use of the same performance measures and targets for both the EICP and the LTIP is intended to motivate consistently high performance year after year.

Each performance period is three years, except that the initial performance period established for Mr. Christman was two years. The board of directors provided the president with the opportunity to earn long-term incentive compensation on an accelerated basis on the premise that the absence of such compensation for the most senior member of management made the Bank more vulnerable to attrition in this position than in any other. The other named executive officers are eligible to receive their first awards under the LTIP following the end of 2008.

At the beginning of the 2006 performance period, the board of directors established a base award opportunity for each named executive officer, which is a percentage of the executive officer’s annual base salary at the beginning of the performance period. This base award opportunity is established by identifying and comparing prevailing competitive practice for similar long-term incentive compensation plans and stock ownership plans available at other financial services organizations, while recognizing differences in the business and risk profile of the Bank and such other financial institution. The base award opportunity is designed to be conservatively competitive. The base award opportunities range from 25 to 30 percent of the officers’ base salaries.

At the beginning of the 2006 performance period, the board of directors also granted to each participant a number of performance units for that performance period. The number of performance units granted to each participant is determined by dividing the product of the base award opportunity percentage and the base salary, by the value of a performance unit at the beginning of the performance period. For 2006, the value of a performance unit was $100.

Achievement of performance targets at the minimum level established under the LTIP earns an award of 50 percent of the base award opportunity, at the target level 100 percent of the base award opportunity, and at the maximum level, 166 percent of the base award opportunity. Like the EICP, the board of directors intends for the minimum (threshold) level generally to reflect a 90 percent success rate; the target level generally to reflect a 75 to 80 percent success rate; and the maximum level generally to reflect a 10 to 15 percent success rate.

Based on the level of achievement of performance targets under the LTIP, the named executive officers will receive an award, if any, at the end of the three-year performance period. At the end of each plan year, the board of directors determines an award for each named executive officer based on the Bank’s achievement of each performance measure during that year. The award calculation is pro-rated for achievement between the minimum and maximum performance levels. No award is calculated for achievement below the minimum or beyond the maximum. At the end of the three-year performance period, the board of directors will determine the average of the plan awards for each year of the performance period to produce a final award for each participant.

The board of directors has the right to revise, modify, or terminate the LTIP in whole or in part at any time or for any reason, and the right to modify any recommended award amount (including the determination of a lesser award or no award), for any reason, without the consent of any participant. To date, no such modification has occurred.

Retirement Benefits

Each named executive officer participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”). The Pentegra Plan is a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Plan provides for pension benefits that increase as tenure and compensation increase. This correlation between tenure, compensation, and benefits is a vital component of the Bank’s retention strategy for executive officers. In addition, the Bank’s defined benefit pension plans are important elements in the Bank’s strategy to compete with competitor organizations that provide executive officers with economic benefits based on equity interests in the employer.

Each named executive officer, with the exception of Ms. Hunter, due to her officer level within the Bank, also participates in the Bank’s non-qualified Benefit Equalization Plan (“BEP”). The BEP ensures that each participant in the Pentegra Plan and the Bank’s 401(k) Savings Plan (“401(k) Plan”) receives the full amount of benefits to which he or she would have been entitled, but for limits imposed under the federal tax laws, and that all approved compensation earned by an executive officer is counted in calculating retirement benefits.

The BEP restores, under the Pentegra Plan, all pension benefits that otherwise would be forfeited. The BEP restores, under the 401(k) plan, all employer matching and elective deferral benefits that otherwise would be forfeited.

Each named executive officer also participates in the 401(k) Plan, a funded, tax-qualified, contributory defined contribution plan that covers all employees. The 401(k) plan is designed to encourage each employee to take an active role in securing his or her economic future by saving a portion of his or her annual base salary. Under the 401(k) plan, an employee may contribute up to 40 percent of compensation on a before- or after-tax basis, subject to limits imposed by federal tax laws. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his or her base salary. Employer matching contributions are subject to a three-year graded vesting schedule. The plan is self-directed and provides participants with 16 mutual fund investment options operated by the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected.

Each named executive officer and director of the Bank is eligible to participate in the Bank’s elective, non-qualified deferred compensation plan. The deferred compensation plan permits a participant to defer all or a portion of his or her compensation, including base salary and awards under the EICP, and to direct such compensation into a series of 16 mutual fund options designed to mirror the Bank’s 401(k) Plan, or in the case of a director, to select an interest crediting based on the Bank’s return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years.

Perquisites and Other Benefits

All named executive officers are eligible to participate in the traditional fringe benefit plans that are made available to all other employees of the Bank including participation in medical, dental and vision insurance coverage, group term life and long term disability (LTD) insurance coverage, annual leave (i.e., vacation) and sick leave, on the same basis and terms as do all other employees, except that annual leave is structured on an increasing basis as position and tenure increase.

The Bank’s policy is to provide its named executive officers with a limited number of perquisites, including supplemental insurance plans, personal use of an automobile, healthcare reimbursements, guest travel, and club memberships. The perquisites represent a small component of the Bank’s total reward strategy and are designed to both enhance the ability of the executive to carry out certain functions necessary to his or her role in the organization and to minimize the amount of time spent on non-Bank related matters. The board of directors is responsible for the approval and modification of the Bank’s perquisite program. The incremental cost of such perquisites to the Bank is included in the “All Other Compensation” column of the Summary Compensation Table below.

Employment Arrangements and Severance Benefits

All Bank employees are employed under an “at will” arrangement. Accordingly, an employee may resign employment at any time and the Bank may terminate employment at any time for any reason, with or without cause.

The board of directors may, in its discretion, provide severance benefits to a named executive officer in the event of his or her termination of employment. In determining whether severance compensation is appropriate, the board of directors considers both the factors underlying the termination of employment and the employment history of the executive officer. As of December 31, 2006, the Bank did not have a formal severance arrangement with any of its named executive officers other than Ms. Lucia. The severance arrangement described below was an integral and necessary component of the Bank’s strategy to recruit Ms. Lucia.

Tax Considerations

The Bank does not provide a “gross up” benefit with respect to severance payments.

Amounts deferred under the Bank’s nonqualified deferred compensation programs, as described in tables below, after December 31, 2004, are subject to Internal Revenue Code Section 409A, which governs when elections for deferrals of compensation may be made, the form and timing permitted for payment of such deferred amounts, and the ability to change the form and timing of payments initially established. Section 409A imposes sanctions for failure to comply, including accelerated income inclusion, a 20 percent penalty and an interest penalty. The Bank currently operates its plans in good faith compliance with Section 409A as permitted by the proposed regulations issued by the Internal Revenue Service. When final Section 409A regulations are issued, the Bank will amend its plans as necessary to fully comply with Code Section 409A requirements.

Compensation Committee Report

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank’s Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank’s compensation program. Therefore, this report is submitted by the full board of directors.

BOARD OF DIRECTORS

Scott C. Harvard, Chairman	Jerry J. Williams, Vice Chairman
John M. Bond, Jr.	R. Bradford Burnette
W. Russell Carothers, II	Bedford Kyle Goodwin III
J. Thomas Johnson	K. Reid Pollard
Wilma Money Sherrill	James V. Stanton
Thomas H. Webber, III	Frederick Willetts, III

Summary of Compensation to Named Executive Officers

The following sections and tables provide a summary of cash and certain other amounts the Bank paid for the year ended December 31, 2006 to its named executive officers. The compensation disclosed below is presented in accordance with SEC regulations. These regulations are expansive and, in some cases, requires disclosure of:

•	Amounts that actually may be paid in future years

•

The increase in present value of future pension payments, even though such increase is not cash compensation paid this year and even though the actual pension benefits will depend upon a numbers of factors, including when the executive retires, his or her compensation at retirement, and in some cases, the number of years the executive lives following his or her retirement.

Therefore, it is important to read the following tables closely and in conjunction with the Compensation Discussion and Analysis. The narratives preceding the tables and the footnotes accompanying each table are important parts of each table.

Summary Compensation Table

In the column “Salary,” the Bank discloses the dollar value of base salary earned by each of the named executive officers during the fiscal year ended December 31, 2006. In the column “Bonus,” the Bank discloses the dollar value of discretionary cash bonus amounts earned by the named executive officer during the fiscal year ended December 31, 2006, which were designed to reward individual achievement. These bonuses were not granted pursuant to a formal plan.

In the column “Non-Equity Incentive Plan Compensation,” the Bank discloses the dollar value of all earnings for services performed during the fiscal year ended December 31, 2006 pursuant to awards under the EICP. There were no awards earned under the LTIP for 2006. Whether an award is included with respect to any particular fiscal year depends on whether the relevant performance measure was satisfied during the fiscal year. For example, the EICP awards are annual awards and the payments under those awards are made based upon the achievement of financial results measured as of December 31 of each fiscal year. Accordingly, the reported EICP award corresponds to the fiscal year for which the award was earned even though such payment was made after the end of such fiscal year. Payments under the LTIP awards are made based upon the achievement of financial results over a three-year period. The first performance period is for 2006-2008. Therefore, no payments under the LTIP are reflected in the table.

The Bank does not provide equity-based forms of compensation. Accordingly, columns reporting such forms of compensation have been removed from the following table.

In the column “Change in Pension Value and Nonqualified Deferred Compensation Earnings,” the Bank discloses the sum of the dollar value of (1) the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under all qualified and non-qualified defined benefit plans in 2006; and (2) any above-market or preferential earnings under our nonqualified deferred compensation plans.

In the column “All Other Compensation,” the Bank discloses the sum of the dollar value of:

•	Perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000

•	The Bank’s contributions to vested and unvested defined contribution plans

•	Any life insurance premiums paid by the Bank during the year for the benefit of a named executive officer.

In accordance with SEC regulations, the Bank reports an item as a perquisite unless it either generally is available on a non-discriminatory basis to all employees, or it is “integrally and directly related” to the performance of the named executive officer’s duties. Perquisites were valued at the actual expense incurred by the company in providing such perquisites.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2-8)	Total($)(9)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Raymond R. Christman	2006	562,825	—	—	190,267	71,220	824,312
President and Chief Executive Officer

Ernest Lee Puschaver	2006	48,125	—	—		2,888	51,013
Executive Vice President and Chief Financial Officer

J. Daniel Counce	2006	189,300	—	66,255	75,000	7,572	338,127
First Vice President and Controller

Annette Hunter	2006	163,333	3,260	57,167	13,000	9,800	246,560
First Vice President and Director, Accounting Operations

Jill Spencer	2006	400,000	—	90,000	359,000	29,400	878,400
Executive Vice President and Chief Operating Officer

W. Wesley McMullan	2006	395,000	—	88,875	133,449	24,544	641,868
Executive Vice President and Director, Financial Management

Marian M. Lucia	2006	300,000	—	67,500	74,368	18,556	460,424
Executive Vice President and Chief Information Officer

Notes:

(1)	The amounts in column (f) reflect the sum of (i) the actuarial increase during 2006 in present value of the named executive officer’s benefits under the Pentegra Plan (50% of the benefit was valued at 7.75%, the remaining 50% was valued at 5.00% discounted to current age at 7.75% with no pre-retirement decrements) and the Bank’s non-qualified defined benefit plan under the BEP determined using an interest rate of 5.75% and mortality rate assumptions consistent with those used in the Bank’s financial statements, and (ii) all above-market earnings earned under the Bank’s non-qualified deferred compensation plans. Changes in pension values are attributed to additional service accruals, compensation changes, aging, and changes in plan assumptions.

For Mr. Christman, amounts shown in column (f) reflect pension change values of $187,000 and above market earnings of $3,267. For Mr. McMullan, amounts shown in column (f) reflect pension change values of $133,000 and above market earnings of $449. For Ms. Lucia, amounts shown in column (f) reflect pension change values of $74,000 and above market earnings of $368. For Mr. Counce, Ms. Hunter, and Ms. Spencer amounts shown in column (f) reflect pension change values only.

(2)	The amount in column (g) reflects for Mr. Christman:

$33,768, for the cost attributable to matching contributions under the Bank’s 401(k) plan and non-qualified defined contribution plan under the BEP; $23,000 for the cost attributable to a supplemental life insurance policy; $7,613 for the cost attributable to personal use of a Bank-provided automobile; $6,292 for the cost attributable to membership fees at business and professional clubs, and other amounts associated with healthcare reimbursements and guest travel.

(3)	The amount in column (g) reflects for Mr. Puschaver matching contributions under the Bank’s qualified 401(k) Plan.
(4)	The amount in column (g) reflects for Mr. Counce matching contributions under the Bank’s qualified 401(k) Plan.
(5)	The amount in column (g) reflects for Ms. Hunter matching contributions under the Bank’s qualified 401(k) Plan.
(6)	The amount in column (g) reflects for Ms. Spencer:

$24,000 for the cost attributable to matching contributions under the Bank’s 401(k) plan and non-qualified defined contribution plan under the BEP, $5,000 for the cost attributable to financial planning benefits, and $400 for the cost attributable to club membership.

(7)	The amount in column (g) reflects for Mr. McMullan:

$23,700 for the cost attributable to matching contributions under the Bank’s 401(k) plan and non-qualified defined contribution plan under the BEP; $300 for the cost attributable to club membership; and $544 for the cost attributable to guest travel.

(8)	The amount in column (g) reflects for Ms. Lucia:

$18,000 for the cost attributable to matching contributions under the Bank’s 401(k) plan and non-qualified defined contribution plan under the BEP; $400 for the cost attributable to guest travel; and $156 for the cost attributable to healthcare reimbursements.

(9)	Mr. Puschaver terminated his employment with the Bank during 2006, and the amounts listed in column (h) represents base salary and all other compensation earned through his termination date.

2006 Grants of Plan-Based Award

This table provides information concerning each grant of an award to a named executive officer in the fiscal year ended December 31, 2006 under the EICP and the LTIP. For more information on the material terms of the EICP and LTIP, see the description contained in the Compensation Discussion and Analysis. The Bank does not provide equity-based compensation, therefore, columns related to equity-based compensation have been removed from this table.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
	Threshold($)(1)	Target($)(1)	Maximum($)(1)
(a)	(b)	(c)	(d)
Raymond R. Christman
EICP	168,848	253,271	365,836
LTIP(2)	84,424	168,848	281,413

Ernest Lee Puschaver(3)
EICP	—	—	—
LTIP	—	—	—

J. Daniel Counce
EICP	28,395	47,325	66,255
LTIP(4)	—	—	—

Annette Hunter
EICP	24,500	40,833	57,167
LTIP(4)	—	—	—

Jill Spencer
EICP	80,000	140,000	180,000
LTIP	50,000	100,000	166,000

W. Wesley McMullan
EICP	79,000	138,250	177,750
LTIP	49,375	98,750	163,925

Marian M. Lucia
EICP	60,000	105,000	135,000
LTIP	37,500	75,000	124,500

(1)	Columns (b-d) reflect threshold, target, and maximum payout values under the Bank’s Executive Compensation Plan (EICP) and Long Term Incentive Compensation Plan (LTIP) for the fiscal year ended December 31, 2006. The actual amounts earned pursuant to the EICP during 2006 are reported under column (e) of the summary compensation table. LTIP awards are calculated using salaries established at the beginning of the performance period in 2006 and are awarded at the conclusion of the performance period in 2008.
(2)	Mr. Christman terminated his employment with the Bank during 2007 and will not receive an award under the LTIP.
(3)	Mr. Puschaver terminated his employment with the Bank during 2006 and did not receive awards under the EICP or the LTIP.
(4)	Mr. Counce and Ms. Hunter are not participants in the LTIP.

2006 Pension Benefits Table

The following table provides information with respect to the Pentegra Plan and defined benefit portion of the BEP (“DB BEP”). The table shows the actuarial present value of accumulated benefits as of December 31, 2006, payable to each of the named executive officers, including the number of years of service credited to each named executive under each of the plans.

A named executive officer’s benefits in the Pentegra Plan vest upon completion of five years of service with the Bank. The pension benefits payable under the Pentegra Plan are determined under a pre-established formula that provides for an annual retirement allowance and death benefit payable at age 65. The benefit formula is 2.5 percent per each year of the benefit service (not to exceed 30 years) multiplied by the highest three-year average compensation. Average compensation is defined as base salary and short-term incentive compensation.

The standard retirement age under the Pentegra Plan is 65, with reduced early retirement benefits available at age 45. Lump sum payments are available at age 50. If the participant continues to work for the Bank until the sum of the participant’s age and years of service with the Bank equals at least 70, the benefit is reduced 1.5 percent for each year that the benefit commences prior to normal retirement age. If the participant terminates employment before the sum of the participant’s age and years of service with the Bank total 70, the annual annuity is reduced by six percent for each year between age 65 and 60, four percent for each year between age 60 and 55, and three percent for each year between age 55 and 50.

The DB BEP operates as a mirror restoration plan and includes the same vesting and benefit features as described above under the Pentegra plan. The plan exists to restore those benefits which executives otherwise would forfeit due to federal tax code limitations. Because the DB BEP is a nonqualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the qualified plan.

At year end 2006, Mr. Christman, Mr. Puschaver, Mr. Counce, Ms. Spencer and Ms. Lucia had attained eligibility for immediate retirement. At year end 2006, Ms. Hunter and Mr. McMullan were not eligible for immediate retirement.

Name	Plan Name	Number of Years of Credited Service(#)	Present Value of Accumulated Benefit($)(1)
Raymond R. Christman	Pentegra Plan	7.5	261,000
	DB BEP	7.5	786,000

Ernest Lee Puschaver(2)	Pentegra Plan	N/A	N/A
	DB BEP	N/A	N/A

J. Daniel Counce	Pentegra Plan	16.9	388,000
	DB BEP	16.9	25,000

Annette Hunter	Pentegra Plan	4.3	31,000
	DB BEP(3)	—	—

Jill Spencer(4)	Pentegra Plan	20.3	243,000
	DB BEP	20.3	822,000

W. Wesley McMullan	Pentegra Plan	18.8	239,000
	DB BEP	18.8	340,000

Marian M. Lucia	Pentegra Plan	4.3	93,000
	DB BEP	4.3	97,000

(1)	The “Present Value of Accumulated Benefit” is the lump sum value of the annual pension benefit that was earned as of December 31, 2006. Under the Pentegra Plan, 50% of the benefit was valued at 7.75%, the remainder was valued at 5.00%, discounted to current age at 7.75% with no pre-retirement decrements. A discount rate of 5.75% was used to calculate benefits under the DB BEP.
(2)	Mr. Puschaver terminated his employment with the Bank during 2006 before vesting in the Bank’s defined benefit plans.
(3)	Ms. Hunter is not a participant in the DB BEP.
(4)	In accordance with plan provisions, the years of credited service for Ms. Spencer include 16.16 years credited for prior service earned while employed by FHLBank San Francisco. The incremental value of this prior service, as valued in the Bank’s non-qualified BEP, using the methodology described in note 1, is $634,000.

Nonqualified Deferred Compensation

Named executive officers also are permitted to defer up to 100 percent of salary and/or short-term incentive pay under the Bank’s deferred compensation plan and 40 percent of salary under the non-qualified, contributory defined-contribution restoration plan in the BEP. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The Bank does not match contributions to the deferred compensation plan, but does match up to six percent of the named executive officer’s salary under the non-qualified defined contribution plan. The amounts shown include compensation earned and deferred in prior years, and earnings on, or distributions of, such amounts.

The column “Executive Contributions in Last Fiscal Year” indicates the aggregate amount contributed to such plans by each named executive officer during 2006. Contributions of deferred salary and bonus are reported as compensation for 2006 in the Summary Compensation Table.

The column “Registrant Contributions in Last Fiscal Year” indicates the aggregate contributions of the Bank on behalf of each named executive officer during 2006. As noted above, the Bank matches contributions to the nonqualified defined contribution portion of the BEP but not the deferred compensation plan. The Bank also makes matching contributions to the qualified 401(k) plan, but that plan is tax qualified and therefore is not included in this table. The matches to both the BEP and 401(k) are included in the “All Other Compensation” column of the Summary Compensation Table above.

The column “Aggregate Earnings in Last Fiscal Year” provides the total dollar amount of interest or other earnings accrued during 2006, including interest and dividends paid both above and at market rates. The Bank pays such amounts to compensate the executive for the deferral, and does not consider the payment of interest and other earnings at market rates to be compensation. The Bank reports such amounts as compensation in the Summary Compensation Table above only to the extent such earnings were paid at above-market rates, and such amounts are shown in a footnote to that table.

The column “Aggregate Withdrawals/ Distributions” reports the aggregate dollar amount of all withdrawals by and distributions to the executive during the Bank’s last fiscal year. The “Aggregate Balance” column includes compensation with respect to the most recently completed fiscal year.

The column “Aggregate Balance at Last FYE” reports the total balance of the executive’s account at December 31, 2006.

Name	Executive Contributions in Last Fiscal Year($)	Bank Contributions in Last Fiscal Year($)	Aggregate Earnings in Last Fiscal Year($)(1)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Raymond R. Christman	47,536	23,769	37,389	—	460,152
Ernest Lee Puschaver	—	—	922	(7,484)	—
J. Daniel Counce	—	—	—	—	—
Annette Hunter	—	—	—	—	—
Jill Spencer	88,298	12,000	25,498	(50,560)	206,878
W. Wesley McMullan	10,505	10,505	34,931	—	323,521
Marian M. Lucia	131,042	13,200	43,965	—	572,421

(1)	Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank's core economic income return on equity interest crediting rate.

Potential Payments upon Termination or Change in Control

As described in the Compensation Discussion and Analysis, the Bank’s named executive officers do not have employment, severance, or change of control agreements with the company, with the exception of Ms. Lucia. The information below describes and quantifies certain compensation that would become payable under existing plans and arrangements if the named executive’s employment had terminated on December 31, 2006.

Ms. Lucia’s arrangement provides that, in the event that the Bank terminates her employment without cause, the Bank will pay her an amount equal to 12 months’ base salary, plus a pro-rated amount of short-term incentive compensation calculated at the minimum achievement level. If Ms. Lucia were to have been terminated without cause on December 31, 2006, she would have been entitled to severance compensation in the amount of approximately $360,000.

Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his or her term of employment. Such amounts include:

•

Amounts accrued and vested through the Bank’s qualified and non-qualified defined benefit plans. The Pension Benefits Table, above, describes the general terms of each defined benefit plan in which the named executive officers participate, the years of credited service and the present value of each named executive officer’s accumulated pension benefit as of December 31, 2006. Up to four months of incremental service under the Bank’s pension plan may be granted if an employee is provided with severance pay.

•

Amounts accrued and vested through the Bank’s qualified and non-qualified defined contribution plans and amounts contributed and associated earnings under the Bank’s deferred compensation plan. Each named executive is entitled to receive the amount in his or her defined contribution plan account and deferred compensation account in the event of termination of employment. The “Aggregate Balance at Last Fiscal Year End” column of the Nonqualified Deferred Compensation Table, above, reflects the named executive officer’s balance in such plans as of December 31, 2006. See the narrative accompanying that table for information on available types of distribution under each deferral plan.

•	Accrued vacation pay.

In the event of the death or disability of a named executive officer, in conjunction with the benefits above, the named executive officer may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate. The actual amounts to be paid can be determined only at the time of such executive’s separation from the Bank.

Director Compensation

In accordance with Finance Board regulations and the FHLBank Act, the Bank has adopted a policy governing the compensation and travel reimbursement provided to its directors. The goal of the policy is to compensate members of the board of directors for work performed on behalf of the Bank. Under this policy, compensation is comprised of fees paid for attendance at each meeting of the board of directors, committees of the board of directors or official Bank-related event. These fees are subject to an annual cap imposed by the FHLBank Act. The FHLBank Act limits increases in such annual cap to the annual percentage increase, if any, in the Consumer Price Index, for all urban consumers, as published by the Department of Labor. Directors do not receive separate retainers.

The fees compensate directors for time spent reviewing materials sent to them on a periodic basis, for preparing for meetings, for participating in any other activities for the Bank and for actual time spent attending the meetings of the board of directors and its committees. Directors also are reimbursed for reasonable Bank-related travel expenses. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of a director’s guest. These expenses are reported as a taxable fringe benefit to the director.

During 2006, the chairman of the board of directors received fees of between $2,000 per day, when chairing a meeting of the board of directors, to $800 per day, when attending certain official functions on behalf of the Bank. These fees were subject to an annual cap in 2006 of $29,357. The vice chairman of the board of directors received fees of between $1,750 per day, for meetings of the board of directors, to $800 per day, when attending certain official functions on behalf of the Bank, subject to an annual cap of $23,486 in 2006. Other members of the board of directors received fees of between $1,200 per day, for meetings of the board of directors, and $800 per day, for attendance at certain official functions on behalf of the Bank, subject to an annual cap of $17,614 in 2006.

The following table sets forth the cash and other compensation paid by the Bank to the members of the board of directors for all services in all capacities during 2006. The Bank does not provide equity-based forms of compensation. Accordingly, columns reporting such forms of compensation have been removed from the following table.

Name	Fees Earned or Paid in Cash($)(1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)(2)	Total($)
(a)	(b)	(f)	(h)
Shaza Andersen	17,614	—	17,614
John M. Bond, Jr.	17,614	—	17,614
R. Bradford Burnette	17,614	345	17,959
W. Russell Carothers, II	17,614	—	17,614
Scott C. Harvard	23,486	—	23,486
J. Thomas Johnson	17,614	—	17,614
John D. Kottmeyer	29,357	—	29,357
K. Reid Pollard	17,614	—	17,614
Wilma Money Sherrill	17,614	—	17,614
James V. Stanton	17,614	—	17,614
Frederick Willetts, III	17,614	—	17,614
Jerry J. Williams	17,614	—	17,614

[1]	Amounts in column (b) are fees for attendance at meetings.
[2]	Amounts in column (f) are above market earning credited under the Bank’s ROE interest crediting rate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Bank is a cooperative whose members or former members own all of the outstanding capital stock of the Bank, and the members elect a majority of the directors of the Bank. The exclusive voting right of members is for the election of a portion of the Bank’s board of directors whom the Finance Board does not appoint. A member is eligible to vote for the number of open director seats only in the state in which its principal place of business is located. Membership is voluntary, and a member must give notice of its intent to withdraw from membership. A member that withdraws from membership may not acquire shares of any FHLBank before the end of the five-year period beginning on the date of the completion of its divestiture of Bank stock.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. Ownership of the Bank’s capital stock is concentrated within the financial services industry and is stratified across various institution types as noted in the following table.

Capital Stock Outstanding by Member Type

(In millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other(1)	Total
December 31, 2006	$4,094	$1,284	$334	$60	$216	$5,988
December 31, 2005	4,134	1,295	259	65	143	5,896
December 31, 2004	3,849	1,102	217	57	239	5,464
December 31, 2003	3,623	969	274	25	30	4,921
December 31, 2002	3,300	784	253	3	157	4,497

(1)	“Other” includes capital stock held by a member that has merged or otherwise been consolidated into a nonmember and the resulting institution is not a member of the Bank.

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of the date indicated.

Member Institutions Holding Five Percent or More of Outstanding Capital Stock

As of January 31, 2007

(Dollars in millions)

Name and Address	Capital Stock	Percent of Total Capital Stock
Countrywide Bank, N.A. 1199 N. Fairfax Street Suite 500 Alexandria, VA 22314	$1,282.8	21.4

SunTrust Bank 25 Park Place Atlanta, GA 30302	$347.9	5.8

BB&T NC 200 W 2nd Street Winston Salem, NC 27101	$340.9	5.7

Additionally, the members of the Bank elect a majority of the board of directors of the Bank, and these elected directors are officers or directors of member institutions that own the Bank’s capital stock. The following table lists these institutions.

Capital Stock Outstanding to Member Institutions whose

Officers or Directors Serve as a Director of the Bank

As of January 31, 2007

(Dollars in millions)

Member Name	Capital Stock	Percent of Total Capital Stock
Orion Bank, Naples, FL	$16.1	0.3
Cooperative Bank, Wilmington, NC	6.5	0.1
The Park Avenue Bank, Valdosta, GA	6.1	0.1
The Columbia Bank, Columbia, MD	4.3	*
First Community Bank, N.A., Lexington, SC	2.5	*
Citizens Bank of Winfield, Winfield, AL	2.5	*
Shore Bank, Onley, VA	2.1	*
Randolph Bank and Trust Company, Asheboro, NC	1.7	*
First Financial Bank, Bessemer, AL	1.6	*
IDB-IIC Federal Credit Union, Washington, D.C.	1.4	*

*	Less than 0.1 percent

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite to transacting any business with the Bank. The Bank’s members elect the majority of the Bank’s board of directors. As a result, all members and most directors would be classified as related parties, as defined by securities law and SEC regulations. In the ordinary course of its business, the Bank transacts business with each of the members that has an officer or director serving as a director of the Bank. All such transactions:

•	Have been made in the ordinary course of the Bank’s business

•	Have been made subject to the same Bank policies as transactions with the Bank’s members generally and

•	In the opinion of management, do not involve more than the normal risk of collection or present other unfavorable features.

William H. Ott, Jr., Interim President and Chief Executive Officer, also serves as president of PEAC Ventures, Inc., a corporate advisory firm that the Bank’s board of directors engaged in December 2006 to provide consulting services to the board. Mr. Ott performs those services on behalf of PEAC. The Bank pays PEAC on an hourly basis for Mr. Ott’s services and estimates such payments will be approximately $100,000 per month during the time he serves in the interim role.

The Bank has adopted a written related person transaction policy which requires the Bank’s Governance and Compensation Committee to review and, if appropriate, to approve any transaction between the Bank and any related person (as defined by applicable SEC regulations). Pursuant to the policy, the committee will review any transaction the Bank would be required to disclose in filings with the SEC in which the Bank is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. The Bank has exemptive relief from disclosing certain related person transactions that arise in the ordinary course of the Bank’s business. The committee may approve those transactions that are in, or are not inconsistent with, the best interests of the Bank and its shareholders.

In addition, the Bank has a written Code of Conduct applicable to all employees and Code of Conduct and Ethics for Directors as well as other written policies and procedures that also may apply to or prohibit certain related person transactions.

Director Independence

For a discussion of director independence, refer to Item 10, “Directors, Executive Officers and Corporate Governance—Director Independence, Audit Committee and Audit Committee Financial Expert.”

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Bank by PricewaterhouseCoopers, the Bank’s external accounting firm, are set forth in the following table for each of the years ended December 31, 2006 and 2005.

	For the Years Ended December 31,
	2006	2005
Audit fees	$1,056,574	$1,439,079
Audit-related fees	368,125	123,800
All other fees	1,500	1,500

Total fees	$1,426,199	$1,564,379

Audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered by PricewaterhouseCoopers in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements. The fees also reflect expenses related to consultations by PricewaterhouseCoopers in connection with the Bank’s registration of a class of its capital stock with the Securities and Exchange Commission.

Audit-related fees for the years ended December 31, 2006 and 2005 were for assurance and related services primarily related to Sarbanes-Oxley implementation and services related to the 401k Savings Plan.

All other fees for the years ended December 31, 2006 and 2005 were for services related to the annual license for accounting research software.

Each year, Bank management presents its annual budget to the Audit Committee with respect to the coming year’s audit, audit-related fees and any other non-audit related fees. The Audit Committee reviews and pre-approves the audit and permitted non-audit services, unless its approval is not required under applicable laws, rules, or regulations.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta*

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated)**

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta*

10.1	Form of Advances and Security Agreement*

10.2	Federal Home Loan Bank of Atlanta Credit and Collateral Policy, as amended

10.3	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2005 revision)*

10.4	Non-Qualified Deferred Compensation Plan Summary Plan Description, including Form of Non-Qualified Deferred Compensation Agreement and Form of Compensation Deferral Election*

10.5	Form of Officer and Director Indemnification Agreement*

10.6	Federal Home Loan Bank of Atlanta 2007 Directors’ Compensation Policy

10.7	Offer Letter, dated August 20, 2002, between the Federal Home Loan Bank of Atlanta and Marian M. Lucia*

10.8	Federal Home Loan Bank of Atlanta Short-Term Incentive Compensation Plans

10.9	Federal Home Loan Bank of Atlanta Executive Long-Term Incentive Plan*

10.10	Description of Named Executive Officer Compensation

10.11	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks***

12.1	Statement regarding computation of ratios of earnings to fixed charges

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Director of Accounting Operations pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim President and Chief Executive Officer, Controller and Director of Accounting Operations pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Report****

*	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
**	Filed on September 27, 2006 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
***	Filed on June 27, 2006 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
****	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: March 30, 2007	By	/s/ WILLIAM H. OTT, JR.
	Name:	William H. Ott, Jr.
	Title:	Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	By	/s/ WILLIAM H. OTT, JR.
	Name:	William H. Ott, Jr.
	Title:	Interim President and Chief Executive Officer

Date: March 30, 2007	By	/s/ J. DANIEL COUNCE
	Name:	J. Daniel Counce
	Title:	First Vice President and Controller

Date: March 30, 2007	By	/s/ ANNETTE HUNTER
	Name:	Annette Hunter
	Title:	First Vice President and Director of Accounting Operations

Date: March 30, 2007	By	/s/ SCOTT C. HARVARD
	Name:	Scott C. Harvard
	Title:	Chairman of the Board of Directors

Date: March 30, 2007	By	/s/ JERRY J. WILLIAMS
	Name:	Jerry J. Williams
	Title:	Vice Chairman of the Board of Directors

Date: March 30, 2007	By	/s/ John M. BOND, JR.
	Name:	John M. Bond, Jr.
	Title:	Director

Date: March 30, 2007	By	/s/ R. BRADFORD BURNETTE
	Name:	R. Bradford Burnette
	Title:	Director

Date: March 30, 2007	By	/s/ W. RUSSELL CAROTHERS, II
	Name:	W. Russell Carothers, II
	Title:	Director

Date: March 30, 2007	By	/s/ BEDFORD KYLE GOODWIN III
	Name:	Bedford Kyle Goodwin III
	Title:	Director

Date: March 30, 2007	By	/s/ J. THOMAS JOHNSON
	Name:	J. Thomas Johnson
	Title:	Director

Date: March 30, 2007	By	/s/ K. REID POLLARD
	Name:	K. Reid Pollard
	Title:	Director

Date: March 30, 2007	By	/s/ WILMA MONEY SHERRILL
	Name:	Wilma Money Sherrill
	Title:	Director

Date: March 30, 2007	By	/s/ JAMES V. STANTON
	Name:	James V. Stanton
	Title:	Director

Date: March 30, 2007	By	/s/ THOMAS H. WEBBER, III
	Name:	Thomas H. Webber, III
	Title:	Director

Date: March 30, 2007	By	/s/ FREDERICK WILLETTS, III
	Name:	Frederick Willetts, III
	Title:	Director