Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Atlanta
filed 2007-05-10
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51845

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

☒Yes         ☐ No

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2007, was 59,005,062.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$20,057	$28,671
Interest-bearing deposits (includes deposits with other FHLBanks of $3,710 and $5,016 as of March 31, 2007 and December 31, 2006, respectively)	1,073,220	800,982
Federal funds sold	11,176,000	10,532,000
Trading securities (includes $668,808 and $164,831 pledged as collateral as of March 31, 2007 and December 31, 2006, respectively, that may be repledged and other FHLBanks’ bonds of $279,360 and $280,488 as of March 31, 2007 and December 31, 2006, respectively)	4,521,576	4,515,309
Held-to-maturity securities, net (fair value of $18,801,685 and $18,984,477 as of March 31, 2007 and December 31, 2006, respectively)	19,071,570	19,329,711
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $646 and $774 as of March 31, 2007 and December 31, 2006, respectively	3,161,425	3,003,399
Advances, net	101,344,777	101,476,335
Accrued interest receivable	623,987	692,493
Premises and equipment, net	30,409	30,594
Derivative assets	220,723	259,024
Other assets	83,654	89,913

TOTAL ASSETS	$141,327,398	$140,758,431

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$6,139,886	$4,600,756
Noninterest-bearing	25,961	19,712

Total deposits	6,165,847	4,620,468

Securities sold under agreements to repurchase	500,000	500,000
Consolidated obligations, net:
Discount notes	6,726,770	4,934,073
Bonds	119,685,625	122,067,636

Total consolidated obligations, net	126,412,395	127,001,709

Mandatorily redeemable capital stock	247,356	215,705
Accrued interest payable	1,150,069	1,386,989
Affordable Housing Program	134,073	130,006
Payable to REFCORP	23,771	23,606
Derivative liabilities	467,657	569,983
Other liabilities	131,176	136,328

Total liabilities	135,232,344	134,584,794

Commitments and contingencies (Note 9)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares: 56,813 shares and 57,718 shares as of March 31, 2007 and December 31, 2006, respectively	5,681,258	5,771,798
Retained earnings	418,244	406,376
Accumulated other comprehensive loss	(4,448)	(4,537)

Total capital	6,095,054	6,173,637

TOTAL LIABILITIES AND CAPITAL	$141,327,398	$140,758,431

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
INTEREST INCOME
Advances	$1,368,674	$1,133,331
Prepayment fees on advances, net	493	232
Interest-bearing deposits	9,418	5,495
Federal funds sold	127,829	100,472
Trading securities	66,344	76,094
Held-to-maturity securities	231,413	228,829
Mortgage loans held for portfolio	40,264	36,130
Loans to other FHLBanks	3	19

Total interest income	1,844,438	1,580,602

INTEREST EXPENSE
Consolidated obligations:
Discount notes	76,049	67,028
Bonds	1,541,693	1,295,200
Deposits	59,021	49,421
Borrowings from other FHLBanks	—	10
Securities sold under agreements to repurchase	6,124	5,092
Mandatorily redeemable capital stock	3,183	1,933
Other borrowings	23	204

Total interest expense	1,686,093	1,418,888

NET INTEREST INCOME BEFORE MORTGAGE LOAN LOSS PROVISION	158,345	161,714
Reversal for credit losses on mortgage loans held for portfolio	(128)	(3)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	158,473	161,717

OTHER INCOME (LOSS)
Service fees	674	607
Net gain (loss) on trading securities	4,918	(105,860)
Net (loss) gain on derivatives and hedging activities	(9,322)	106,121
Other	101	135

Total other income (loss)	(3,629)	1,003

OTHER EXPENSE
Operating	21,067	21,125
Finance Board	1,252	1,272
Office of Finance	1,013	755
Other	768	1,202

Total other expenses	24,100	24,354

INCOME BEFORE ASSESSMENTS	130,744	138,366

Affordable Housing Program	10,998	11,492
REFCORP	23,949	25,378

Total assessments	34,947	36,870

NET INCOME	$95,797	$101,496

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, December 31, 2005	57,532	$5,753,203	$328,369	$—	$6,081,572
Issuance of capital stock	9,091	909,092	—	—	909,092
Repurchase/redemption of capital stock	(9,132)	(913,152)	—	—	(913,152)
Net shares reclassified to mandatorily redeemable capital stock	(15)	(1,530)	—	—	(1,530)
Net income	—	—	101,496	—	101,496
Cash dividends on capital stock	—	—	(77,522)	—	(77,522)

BALANCE, March 31, 2006	57,476	$5,747,613	$352,343	$—	$6,099,956

BALANCE, December 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637
Issuance of capital stock	9,834	983,423	—	—	983,423
Repurchase/redemption of capital stock	(10,395)	(1,039,593)	—	—	(1,039,593)
Net shares reclassified to mandatorily redeemable capital stock	(344)	(34,370)	—	—	(34,370)
Comprehensive income:
Net income	—	—	95,797	—	95,797
Other comprehensive loss:
Benefit Plans:
Net loss	—	—	—	260	260
Net prior service credit	—	—	—	(181)	(181)
Net transition obligation	—	—	—	10	10

Other comprehensive loss	—	—	—	89	89

Total comprehensive income	—	—	—	—	95,886
Cash dividends on capital stock	—	—	(83,929)	—	(83,929)

BALANCE, March 31, 2007	56,813	$5,681,258	$418,244	$(4,448)	$6,095,054

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$95,797	$101,496
Adjustments to reconcile income to net cash (used in) provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	5,572	5,692
Net premiums and discounts on investments	(771)	(3,169)
Net premiums and discounts on mortgage loans	(196)	18
Concessions on consolidated obligation bonds	7,709	7,359
Net deferred loss on interest-rate exchange agreements	70	92
Premises and equipment	597	586
Capitalized software	1,107	838
Other	89	—
Reversal for credit losses on mortgage loans held for the portfolio	(128)	(3)
Gain due to change in net fair value adjustment on derivative and hedging activities	(59,068)	(89,657)
Net change in:
Trading securities	(4,918)	105,860
Accrued interest receivable (excluding derivative accrued interest)	68,506	47,241
Other assets	1,337	(252,193)
Affordable Housing Program (AHP) liability and discount on AHP advances	3,937	6,550
Accrued interest payable (excluding derivative accrued interest)	(236,920)	(86,358)
Payable to REFCORP	165	1,023
Other liabilities	(1,853)	435,414

Total adjustments	(214,765)	179,293

Net cash (used in) provided by operating activities	(118,968)	280,789

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(273,544)	(359,215)
Federal funds sold	(644,000)	1,132,500
Deposits to other FHLBanks for mortgage loan programs	1,306	(16)
Premises and equipment	(427)	(108)
Software	(710)	(292)
Held-to-maturity securities:
Proceeds	704,647	661,472
Purchases	(447,083)	(790,082)
Advances:
Proceeds from principal collected	39,928,319	43,613,427
Made	(39,584,471)	(40,622,475)
Mortgage loans held for portfolio:
Proceeds from principal collected	87,172	80,440
Purchases	(244,796)	(74,448)

Net cash (used in) provided by investing activities	(473,587)	3,641,203

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2007	2006
FINANCING ACTIVITIES
Net change in deposits	1,545,379	293,726
Proceeds from issuance of consolidated obligations:
Discount notes	199,667,034	87,999,713
Bonds	29,063,282	7,548,478
Bonds transferred from other FHLBanks	—	30,343
Payments for debt issuance costs	(3,423)	(2,878)
Payments for maturing and retiring consolidated obligations:
Discount notes	(197,872,584)	(90,285,982)
Bonds	(31,669,650)	(9,421,721)
Proceeds from issuance of capital stock	983,423	909,092
Payments for repurchase/redemption of capital stock	(1,039,593)	(913,152)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2,719)	(5,750)
Cash dividends paid	(87,208)	(66,739)

Net cash provided by (used in) financing activities	583,941	(3,914,870)

Net (decrease) increase in cash and cash equivalents	(8,614)	7,122

Cash and cash equivalents at beginning of the period	28,671	13,345

Cash and cash equivalents at end of the period	$20,057	$20,467

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$1,833,549	$1,425,630

AHP assessments paid, net	$6,931	$6,635

REFCORP assessments paid	$23,784	$24,354

Noncash items:
Dividends declared but not paid	$83,929	$77,522

Net shares reclassified to mandatorily redeemable capital stock	$34,370	$1,530

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (the “Bank’”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2007, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Bank’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007 (“Form 10-K”).

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2006 audited financial statements. There have been no significant changes to these policies as of March 31, 2007.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2– Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition.

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

Note 3—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of March 31, 2007	As of December 31, 2006

Year of maturity:

Overdrawn demand deposit accounts	$38	$699

Due in 1 year or less	33,686,786	36,478,661
Due after 1 year through 2 years	15,419,823	18,351,050
Due after 2 years through 3 years	14,012,306	10,350,987
Due after 3 years through 4 years	9,528,600	6,871,301
Due after 4 years through 5 years	7,202,793	6,870,784
Due after 5 years	21,719,944	22,990,520

Total par value	101,570,290	101,914,002
Deferred commitment fees	(136)	—
Discount on AHP advances	(13,548)	(13,070)
Discount on EDGE* advances	(12,153)	(12,761)
SFAS 133** hedging adjustments	(199,676)	(411,836)

Total	$101,344,777	$101,476,335

* The Economic Development and Growth Enhancement Program

** SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities

The following table summarizes advances by year of original maturity or next conversion date for convertible advances (in thousands):

As of March 31, 2007
Year of original maturity or next conversion date:

Overdrawn demand deposit accounts	$38

Due in 1 year or less	47,929,951
Due after 1 year through 2 years	20,681,073
Due after 2 years through 3 years	15,097,256
Due after 3 years through 4 years	8,606,115
Due after 4 years through 5 years	4,697,143
Due after 5 years	4,558,714

Total par value	$101,570,290

The Bank has never experienced any credit losses on advances to a member. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management. No advance was past due as of March 31, 2007 and December 31, 2006.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of March 31, 2007	As of December 31, 2006
Par value of advances:
Fixed-rate	$43,735,420	$42,736,147
Variable-rate	57,834,870	59,177,855

Total	$101,570,290	$101,914,002

Note 4—Deposits

The following table details interest-bearing deposits (in thousands):

	As of March 31, 2007	As of December 31, 2006
Interest-bearing deposits:
Demand and overnight	$6,029,738	$4,445,172
Term deposits of $100,000 or more	8,715	13,215
Term deposits less than $100,000	10	10
Other	101,423	142,359

Total	$6,139,886	$4,600,756

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount of pass-through reserves deposited with Federal Reserve Banks was approximately $26.0 million and $19.7 million as of March 31, 2007 and December 31, 2006, respectively. The Bank includes member reserve balances in “Noninterest-bearing deposits” on the Statements of Condition.

Note 5—Consolidated Obligations

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

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of March 31, 2007	As of December 31, 2006
Par value of consolidated bonds:
Fixed-rate	$97,485,665	$98,016,465
Step-up	14,475,050	16,337,550
Simple variable-rate	4,911,900	4,801,900
Variable capped floater	1,583,875	1,838,875
Fixed that converts to variable	1,004,950	1,079,450
Zero-coupon	832,760	832,760
Variable that converts to fixed	170,000	170,000
Inverse floating-rate	24,500	24,500

Total	$120,488,700	$123,101,500

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of original maturity (dollar amounts in thousands):

	As of March 31, 2007		As of December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of Maturity:
Due in 1 year or less	$35,581,215	4.37%	$38,957,115	4.25%
Due after 1 year through 2 years	37,319,465	4.77%	37,843,965	4.66%
Due after 2 years through 3 years	16,792,025	4.84%	13,362,175	4.56%
Due after 3 years through 4 years	6,811,895	4.75%	8,758,745	4.61%
Due after 4 years through 5 years	5,319,450	4.91%	5,359,100	4.82%
Due after 5 years	18,664,650	4.94%	18,820,400	4.88%

Total par value	120,488,700	4.69%	123,101,500	4.56%
Premiums	22,811		24,997
Discounts	(420,712)		(429,583)
SFAS 133 hedging adjustments	(403,871)		(627,904)
Deferred net losses on terminated interest-rate exchange agreements	(1,303)		(1,374)

Total	$119,685,625		$122,067,636

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of March 31, 2007	As of December 31, 2006
Par value of consolidated bonds:
Noncallable	$38,422,675	$39,511,725
Callable	82,066,025	83,589,775

Total	$120,488,700	$123,101,500

The following table summarizes consolidated obligation bonds outstanding, by year of original maturity or next call date (in thousands):

As of March 31, 2007
Year of maturity or next call date:
Due in 1 year or less	$83,253,740
Due after 1 year through 2 years	21,032,740
Due after 2 years through 3 years	6,873,075
Due after 3 years through 4 years	2,378,895
Due after 4 years through 5 years	1,464,750
Due after 5 years	5,485,500

Total par value	$120,488,700

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (in thousands):

	Book Value	Par Value
As of March 31, 2007	$6,726,770	$6,740,340

As of December 31, 2006	$4,934,073	$4,952,285

Note 6—Capital and Mandatorily Redeemable Capital Stock

Capital Requirements. The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of March 31, 2007		As of December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$792,224	$6,346,858	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.49%	4.00%	4.54%
Total regulatory capital	$5,653,096	$6,346,858	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.74%	5.00%	6.81%
Leverage capital	$7,066,370	$9,520,287	$7,037,922	$9,590,819

Mandatorily Redeemable Capital Stock. The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$215,705	$143,096
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	34,370	1,530
Repurchase/redemption of mandatorily redeemable capital stock during the period	(2,719)	(5,750)

Balance, end of period	$247,356	$138,876

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member.

	As of March 31, 2007	As of December 31, 2006
Contractual year of redemption:

Due in 1 year or less	$214,522	$187,953
Due after 1 year through 2 years	3,782	23,573
Due after 2 years through 3 years	405	360
Due after 3 years through 4 years	1,706	627
Due after 4 years through 5 years	2,302	225
Due after 5 years	24,639	2,967

	$247,356	$215,705

Note 7—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2007	2006	2007	2006
Service cost	$200	$129	$147	$185
Interest cost	150	87	133	158
Net transition obligation	—	—	10	—
Amortization of prior service (credit) cost	(31)	(31)	(150)	11
Amortization of net loss	150	72	110	125

Net periodic cost	$469	$257	$250	$479

Note 8—Derivatives and Hedging Activities

The Bank may enter into interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, and forward contracts (collectively, interest-rate exchange agreements) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the maturity, repricing frequency, or option characteristics of financial instruments to, in effect, achieve risk management objectives. The Bank uses interest-rate exchange agreements in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment, (2) as an intermediary transaction, or (3) as a non-SFAS 133 qualifying hedge for purposes of asset liability management. For example, the Bank uses interest-rate exchange agreements in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (advances, investments and mortgage loans), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using interest-rate exchange agreements to manage mismatches of interest rates between assets and liabilities, the Bank also uses interest-rate exchange agreements to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, and to reduce funding costs.

Consistent with Finance Board regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (non-SFAS 133 qualifying hedges).

A non-SFAS 133 qualifying hedge is defined as an interest-rate exchange agreement, hedging specific or non-specific underlying assets, liabilities or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Board regulatory requirements, but does not qualify for hedge accounting under the rules of SFAS 133. This type of hedge by definition introduces the potential for earnings variability because only the change in fair value on the interest-rate exchange agreement(s) is recorded and is not offset by corresponding changes in the fair value of the hedged asset, liability, or firm commitment.

Net (loss) gain on derivatives and hedging activities was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Gain related to fair-value hedge ineffectiveness	$9,262	$14,609
(Loss) gain on non-SFAS 133 qualifying hedges and other	(18,584)	91,512

Net (loss) gain on derivatives and hedging activities	$(9,322)	$106,121

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value and non-SFAS 133 qualifying hedging (in thousands):

	As of March 31, 2007		As of December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$166,027,244	$(227,793)	$164,868,741	$(245,987)
Non-SFAS 133 qualifying	7,333,064	(142,821)	7,447,836	(130,852)
Interest-rate swaptions:
Non-SFAS 133 qualifying	115,000	6,454	345,000	7,227
Interest-rate caps/floors:
Non-SFAS 133 qualifying	2,954,000	6,898	3,039,000	7,045
Interest-rate futures/forwards:
Non-SFAS 133 qualifying	1,500	38	1,500	51
Mortgage delivery commitments:
Non-SFAS 133 qualifying	8,938	(19)	5,312	(15)

Total	$176,439,746	$(357,243)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(357,243)		$(362,531)
Accrued interest		110,309		51,572

Net derivative balances		$(246,934)		$(310,959)

Net derivative asset balances		$220,723		$259,024
Net derivative liability balances		(467,657)		(569,983)

Net derivative balances		$(246,934)		$(310,959)

The fair values of bifurcated derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of March 31, 2007	As of December 31, 2006
Host contract:
Advances	$(999)	$(2,405)
Callable bonds	1,334	1,635

Total	$335	$(770)

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The amount of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policy and Finance Board regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its derivative agreements.

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

As of March 31, 2007 and December 31, 2006, the Bank’s maximum credit risk, as defined above, was approximately $220.7 million and $259.0 million, respectively. These totals include $108.9 million and $100.6 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for interest-rate exchange agreements totaled $169.4 million and $212.0 million as of March 31, 2007 and December 31, 2006, respectively. Additionally, collateral with respect to interest-rate exchange agreements with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Note 9—Commitments and Contingencies

As described in Note 5, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Board, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $824.2 billion and $823.9 billion at March 31, 2007 and December 31, 2006, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

Outstanding standby letters of credit were as follows:

	As of March 31, 2007	As of December 31, 2006
Outstanding notional (in thousands)	$1,659,635	$1,437,718
Original terms	1-15 years	1-15 years
Final expiration year	2018	2017

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amount to $5.4 million and $5.1 million as of March 31, 2007 and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $8.9 million and $5.3 million at March 31, 2007 and December 31, 2006, respectively, and are generally for periods not to exceed 45 days.

The Bank executes interest-rate exchange agreements with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2007, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a carrying value of $727.6 million, which includes securities with a carrying value of $58.8 million that were received as collateral from broker-dealers who have market risk exposure to the Bank, which cannot be sold or repledged and, thus are not identified on the Statements of Condition, and $668.8 million of which can be sold or repledged. As of December 31, 2006, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a carrying value of $238.4 million, which includes securities with a carrying value of $73.6 million that were received as collateral from broker-dealers who have market risk exposure to the Bank, which cannot be sold or repledged and, thus are not identified on the Statements of Condition, and $164.8 million of which can be sold or repledged.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not, as of the date of the financial statements, anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 10—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are able to receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932, as amended, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, which held 20.6 percent of the Bank’s total regulatory capital stock as of March 31, 2007, was considered a related party. Total advances outstanding to this member were $26.5 billion and $28.2 billion as of March 31, 2007 and December 31, 2006, respectively. Total deposits held in the name of this member were $48.9 million and $50.8 million as of March 31, 2007 and December 31, 2006, respectively. No mortgage loans were acquired from this member during the three months ended March 31, 2007 and 2006. Total mortgage-backed securities acquired from this member were $323.9 million and $74.8 million during the three months ended March 31, 2007 and 2006, respectively.

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

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, those risk factors provided under Item 1A of the Bank’s Form 10-K and those risk factors presented under Item 1A in Part II of this quarterly report on Form 10-Q.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three months ended March 31, 2007 and 2006. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2006.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases single-family mortgage loans from members, makes grants and subsidized advances under its Affordable Housing Program (“AHP”), and provides correspondent banking services to members and eligible nonmembers. The consolidated obligations issued by the Office of Finance on behalf of the Federal Home Loan Bank System are the principal funding source for Bank assets. The Bank is primarily liable for repayment of consolidated obligations issued on its behalf and is jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank.

Financial Condition

As of March 31, 2007, total assets were $141.3 billion, an increase of $569.0 million, or 0.40 percent, from December 31, 2006, primarily as a result of an increase in interest-bearing deposits and federal funds sold. Advances, the largest asset on the Bank’s balance sheet, decreased by $131.6 million, or 0.13 percent, during this same period.

As of March 31, 2007, total liabilities were $135.2 billion, an increase of $647.6 million, or 0.48 percent, from December 31, 2006, primarily as a result of an increase in deposits. Consolidated obligations, the largest liability on the Bank’s balance sheet, decreased by $589.3 million, or 0.46 percent, during this same period. The decrease in consolidated obligations during the first three months of 2007 was due primarily to the maturity and retirement of consolidated obligations and a reduction in funding required for new advances during this same period.

As of March 31, 2007, total capital was $6.1 billion, a decrease of $78.6 million, or 1.27 percent, from December 31, 2006. The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums.

Results of Operations

The Bank views return on equity (“ROE”) as the most important measure of profitability with net income as a second priority. ROE is a measure of a shareholder’s return on its investment in the Bank. While under the Bank’s current business model, net income fluctuates with interest rates (in general, net income will decline in lower interest rate cycles and increase in higher interest rate cycles), maintaining a minimum amount of net income is important to meet higher operating costs and to ensure that volatility associated with derivative accounting under SFAS 133 can be absorbed with current income. In addition, AHP and Resolution Funding Corporation (“REFCORP”) assessments are tied directly to net income. The Bank attempts to provide a return on this investment, which, when combined with providing members with access to low-cost funding, will be competitive with comparable investments.

The Bank’s net income for the three months ended March 31, 2007 totaled $95.8 million, a decrease of 5.61 percent from $101.5 million for the three months ended March 31, 2006. The first quarter 2007 performance resulted in an annualized ROE of 6.25 percent, compared to 6.74 percent for the first quarter 2006, and an annualized return on average assets of 0.27 percent for the first quarter 2007, compared to 0.30 percent for the first quarter 2006.

The decrease in net income for the three-month period ended March 31, 2007 compared to the same period ended March 31, 2006 was due to a decrease in both net interest income and other income. The decrease in net interest income was due primarily to the continuing effects of both the flat to inverted yield curve and the fact that interest expense on interest-bearing liabilities increased faster than interest income on interest-earning assets. The decrease in other income was due primarily to the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. These decreases were offset partially by a decrease in non-interest expense during the periods.

For the three months ended March 31, 2007, the Bank distributed $83.9 million of earnings to members as a return on their capital investment in the Bank, representing an annualized dividend rate of 5.90 percent, unchanged from the annualized dividend rate for the quarter ended December 31, 2006. The Bank also contributed $11.9 million to retained earnings during the first quarter of 2007. The Bank’s retained earnings balance was $418.2 million as of March 31, 2007.

Business Outlook

Management expects that the Bank will continue to provide attractive financial products across a wide range of business, financial, and economic environments while also generating competitive returns for members. One factor, however, could affect the Bank’s ability to meet these expectations.

The Bank’s earnings performance tends to follow the direction of market interest rates. The Bank generally maintains a positive duration of equity, which means that liabilities reprice more frequently than assets. Consequently, increases in interest income lag increases in interest expense when rates rise, which decreases the Bank’s earnings. However, because the Bank’s duration of equity is relatively short (typically one to three years), this unfavorable factor is short-lived and soon is offset by repricing assets at higher interest rates. The opposite occurs as rates fall.

In addition, the relationship between short- and long-term interest rates affects the Bank’s profitability. The two most unfavorable interest-rate scenarios are (1) a dramatic rise in short-term rates coupled with a modest or no increase in long-term rates and (2) a dramatic decrease in long-term rates coupled with little change in short-term rates. Under the first scenario, which is the current interest rate environment with the present inverted yield curve, the ability to generate additional returns by managing the interest-rate risk associated with retaining longer term assets and funding with shorter liabilities is limited. This environment, if sustained for a long period of time, could reduce the Bank’s ability to generate competitive returns. The second scenario would be expected to result in significant mortgage prepayments and a related increase in expense recognized from mortgage premium amortization along with lower investment yields.

Management does not expect any significant changes in the overall components of the balance sheet through 2007, with modest growth in the Bank’s advance and Mortgage Purchase Program (“MPP”) portfolios. These modest increases should not have a material effect on the Bank’s risk position.

Management expects to continue to use interest-rate derivatives to hedge the Bank’s mortgage-backed securities (“MBS”) and mortgage portfolio. These derivatives assist in mitigating interest-rate and prepayment risk. However, to the extent that they do not qualify for hedge accounting treatment under SFAS 133, their use could result in earnings volatility. Management also uses derivative instruments to hedge other macro-level risks that do not qualify for hedge accounting treatment under SFAS 133. However, management seeks to contain the magnitude of mark-to-market adjustments by limiting the use of derivative instruments to hedge macro-level risks. Alternatively, management uses cash market liabilities that are not subject to mark-to-market requirements.

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

Financial Condition

The Bank’s principal assets consist of advances, short- and long-term investments, and mortgage loans held for portfolio. The Bank obtains funding to support Bank business primarily through the issuance by the Office of Finance on the Bank’s behalf of debt securities in the form of consolidated obligations.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of March 31, 2007		As of December 31, 2006		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$101,344,777	71.71	$101,476,335	72.10	$(131,558)	(0.13)
Investments	23,593,146	16.69	23,845,020	16.94	(251,874)	(1.06)
Federal funds sold	11,176,000	7.91	10,532,000	7.48	644,000	6.11
Mortgage loans, net	3,161,425	2.24	3,003,399	2.13	158,026	5.26
Interest-bearing deposits	1,073,220	0.76	800,982	0.57	272,238	33.99
Other assets	978,830	0.69	1,100,695	0.78	(121,865)	(11.07)

Total assets	$141,327,398	100.00	$140,758,431	100.00	$568,967	0.40

Consolidated obligation bonds	$119,685,625	88.51	$122,067,636	90.70	$(2,382,011)	(1.95)
Consolidated obligation discount notes	6,726,770	4.97	4,934,073	3.67	1,792,697	36.33
Deposits	6,165,847	4.56	4,620,468	3.43	1,545,379	33.45
Other liabilities	2,654,102	1.96	2,962,617	2.20	(308,515)	(10.41)

Total liabilities	$135,232,344	100.00	$134,584,794	100.00	$647,550	0.48

Capital stock	$5,681,258	93.21	$5,771,798	93.49	$(90,540)	(1.57)
Retained earnings	418,244	6.86	406,376	6.58	11,868	2.92
Accumulated other comprehensive loss	(4,448)	(0.07)	(4,537)	(0.07)	89	—

Total capital	$6,095,054	100.00	$6,173,637	100.00	$(78,583)	(1.27)

Advances

Advances were $101.3 billion at March 31, 2007, a decrease of $131.6 million, or 0.13 percent, from December 31, 2006. The decrease in advances during the first three months of 2007 was due primarily to the flat to inverted yield curve, member institutions’ relatively high liquidity levels, and competition from other wholesale funding sources, such as providers of brokered certificates of deposits. At March 31, 2007, 56.9 percent of the Bank’s advances were variable-rate, the majority of which were indexed primarily to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The Bank is subject to concentration risk from advance exposure to a relatively small number of commercial banks and savings institutions. As of March 31, 2007 and December 31, 2006, the concentration of the Bank’s advances was $64.5 billion and $64.7 billion, respectively, to 10 member institutions, and this concentration represented 63.5 percent of the Bank’s total advances outstanding for each respective period end. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy the Bank’s annual REFCORP and AHP assessments. The Bank’s purchase of MBS also helps further the Bank’s commitment to supporting the affordable housing market.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or that carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short-term and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/(Decrease)
	As of March 31, 2007	As of December 31, 2006	Amount	Percent
Short-term investments:
Interest-bearing deposits	$1,073,220	$800,982	$272,238	33.99
Federal funds sold	11,176,000	10,532,000	644,000	6.11

Total short-term investments	$12,249,220	$11,332,982	$916,238	8.08

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$4,182,393	$4,175,011	$7,382	0.18
Other FHLBanks’ bonds	279,360	280,488	(1,128)	(0.40)
State or local housing agency obligations	59,823	59,810	13	0.02
Held-to-maturity securities:
State or local housing agency obligations	129,590	107,180	22,410	20.91
Mortgage-backed securities:
U.S. agency obligations-guaranteed	60,378	65,882	(5,504)	(8.35)
Government-sponsored enterprises	2,084,340	2,160,861	(76,521)	(3.54)
Other	16,797,262	16,995,788	(198,526)	(1.17)

Total long-term investments	$23,593,146	$23,845,020	$(251,874)	(1.06)

As of March 31, 2007, total short-term investments were $12.2 billion, an increase of $916.2 million from December 31, 2006. This increase was due primarily to the increase in deposits with the Bank, as the Bank typically invests deposit funds in liquid short-term assets. The Bank’s interest-bearing deposits consist of Certificates of Deposits, deposits held as collateral for interest-rate exchange agreements, and deposits with other FHLBanks. The increase in the Bank’s federal funds sold balance as of March 31, 2007 was due primarily to higher member deposits and higher liquidity levels.

As of March 31, 2007, total long-term investments were $23.6 billion, a decrease of $251.9 million from December 31, 2006. This decrease was due primarily to paydowns on the Bank’s MBS portfolio.

The Finance Board limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank may not exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. On March 31, 2007, these investments amounted to 298.66 percent of the Bank’s total regulatory capital.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of March 31, 2007 and has determined that all unrealized losses were temporary and related to increases in interest rates. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered.

Mortgage Loans Held for Portfolio

Mortgage loans purchased from participating financial institutions under the MPP and Mortgage Partnership Finance® Program (“MPF® Program”) and loan participations purchased under the Affordable Multifamily Participation Program (“AMPP”) comprised 2.24 percent of the Bank’s total assets as of March 31, 2007, compared to 2.13 percent as of December 31, 2006. The mortgage loan balance at March 31, 2007 was $3.2 billion, representing an increase of $158.0 million, or 5.26 percent, from the 2006 year-end balance. In 2006, the Bank ceased purchasing assets under AMPP but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets. Currently, the Bank plans for slow, modest growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program. The Bank believes it will be able to fund these additional mortgage purchases through the issuance of bullet and callable consolidated obligations.

As of March 31, 2007 and December 31, 2006, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 89.4 percent of the $141.3 billion in total assets at March 31, 2007, a slight decrease from the financing ratio of 90.2 percent as of December 31, 2006.

As of March 31, 2007, the Bank had outstanding consolidated bonds totaling $119.7 billion, compared to $122.1 billion as of December 31, 2006. Consolidated obligation bonds outstanding at March 31, 2007 and December 31, 2006 were primarily fixed-rate debt. However, the Bank often enters into interest-rate exchange agreements simultaneously with the issuance of consolidated obligation bonds to convert, in effect, the investor-defined terms of these debt instruments into terms more consistent with management’s funding strategies. Of the par value of $120.5 billion of consolidated obligation bonds outstanding as of March 31, 2007, the aggregate notional amount of outstanding interest-rate exchange agreements used to reconfigure the terms of specific consolidated obligation bonds was $94.3 billion, or 78.3 percent, of the total par value of consolidated obligation bonds. The comparable notional amount of such outstanding interest-rate exchange agreements at December 31, 2006 was $99.2 billion, or 80.6 percent, of the total par value of consolidated obligation bonds.

As of March 31, 2007, the Bank had outstanding consolidated discount notes totaling $6.7 billion, compared to $4.9 billion as of December 31, 2006. The decrease in consolidated obligation bonds and increase in discount notes from December 31, 2006 to March 31, 2007 was due primarily to the Bank’s increased use of overnight discount notes and decreased use of bonds due to more attractive pricing and the Bank’s overall funding needs.

The funding mix between the use of non-callable and callable consolidated obligation bonds has been relatively stable. As of March 31, 2007, callable consolidated obligation bonds constituted 68.1 percent of the total par value of consolidated obligation bonds outstanding, compared to 67.9 percent at December 31, 2006. The interest-rate exchange agreements that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call feature of the interest-rate exchange agreements was exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

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

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $6.2 billion as of March 31, 2007, compared to $4.6 billion as of December 31, 2006. Demand deposits comprised the largest percentage of deposits, representing 97.8 percent of total deposits as of March 31, 2007 compared to 96.2 percent as of December 31, 2006.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from its members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2007.

Other Liabilities

Accrued interest payable and derivative liabilities represent 61.0 percent and 66.1 percent of other liabilities as of March 31, 2007 and December 31, 2006, respectively. The $308.5 million, or 10.4 percent, decrease in other liabilities to $2.7 billion at March 31, 2007 from the 2006 year-end balance is due primarily to the interaction of interest rates on the associated derivatives resulting in a $102.3 million decrease in derivative liabilities and a $236.9 million decrease in accrued interest payable.

Capital

As of March 31, 2007, the Bank had total capital of $6.1 billion, a decrease of $78.6 million, or 1.27 percent, from the 2006 year-end balance. Decreased advance balances that resulted in decreased equity balances for members were the primary factors causing the decrease in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of March 31, 2007		As of December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$792,224	$6,346,858	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.49%	4.00%	4.54%
Total regulatory capital	$5,653,096	$6,346,858	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.74%	5.00%	6.81%
Leverage capital	$7,066,370	$9,520,287	$7,037,922	$9,590,819

As of March 31, 2007, the Bank had $247.4 million in capital stock subject to mandatory redemption from 10 members and former members, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase activity-based stock until the later of the expiration of the five year redemption period or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of March 31, 2007 and December 31, 2006, the Bank’s activity-based stock included $21.2 million and $52.6 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the three months ended March 31, 2007 and 2006 and provides information regarding the changes during the periods (dollar amounts in thousands):

	Three Months Ended March 31,		Increase (Decrease)	Increase (Decrease)%
	2007	2006

Net interest income	$158,345	$161,714	$(3,369)	(2.08)

Other income (loss)	(3,629)	1,003	(4,632)	(461.81)

Other expense	24,100	24,354	(254)	(1.04)

Total assessments	34,947	36,870	(1,923)	(5.22)

Net income	95,797	101,496	(5,699)	(5.61)

Net income decreased primarily as a result of a decrease in other income due to the effects of SFAS 133 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The decrease in net income also was due to a decrease in net interest income, which resulted from a decrease in the Bank’s interest rate spread.

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

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities during the three months ended March 31, 2007, compared to the same period ended March 31, 2006 (dollar amounts in thousands). As noted in the below table, the interest rate spread decreased by three basis points during the three months ended March 31, 2007, compared to the same period ended March 31, 2006. This decrease is due primarily to the fact that the Bank’s liabilities (representing interest expense) have re-priced faster than the Bank’s assets (representing interest income) in the rising interest rate environment, thus reducing the Bank’s interest rate spread.

Spread and Yield Analysis

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets

Federal funds sold	$9,694,240	$127,829	5.35%	$8,999,200	$100,472	4.53%
Interest-bearing deposits	704,374	9,418	5.42%	482,697	5,495	4.62%
Long-term investments (1)	23,466,004	297,757	5.15%	24,542,538	304,923	5.04%
Advances	102,196,440	1,369,167	5.43%	100,210,756	1,133,563	4.59%
Mortgage loans held for portfolio (2)	3,065,886	40,264	5.33%	2,858,209	36,130	5.13%
Loans to other FHLBanks	222	3	5.48%	1,667	19	4.62%

Total earning assets	139,127,166	1,844,438	5.38%	137,095,067	1,580,602	4.68%

Allowance for credit losses on mortgage loans	(771)			(550)
Other assets	2,572,858			2,091,137

Total assets	$141,699,253			$139,185,654

Liabilities and Capital

Demand and overnight deposits	$4,416,353	57,000	5.23%	$4,375,739	47,618	4.41%
Term deposits	11,867	154	5.26%	31,015	336	4.39%
Other interest-bearing deposits	142,175	1,867	5.33%	130,725	1,467	4.55%
Short-term borrowings	5,886,860	76,072	5.24%	6,206,776	67,242	4.39%
Long-term debt	120,971,753	1,541,693	5.17%	118,318,004	1,295,200	4.44%
Other borrowings	718,796	9,307	5.25%	642,762	7,025	4.43%

Total interest-bearing liabilities	132,147,804	1,686,093	5.17%	129,705,021	1,418,888	4.44%

Noninterest-bearing	23,994			32,685
Other liabilities	3,307,309			3,341,086
Total capital	6,220,146			6,106,862

Total liabilities and capital	$141,699,253			$139,185,654

Net interest income and net yield on interest-earning assets		$158,345	0.46%		$161,714	0.48%

Interest rate spread (3)			0.21%			0.24%

Average interest-earning assets to interest-bearing liabilities			105.28%			105.70%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	For the three months ended March 31, 2007 and 2006, the interest rate spread would have been approximately .14% and .51% respectively, if hedges had not been used to mitigate interest rate fluctuations.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the three months ended March 31, 2007, compared to the same period ended March 31, 2006 is due primarily to increases in interest rates.

Volume and Rate Table *

	Three Months Ended March 31, 2007 vs. 2006
	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$8,180	$19,177	$27,357
Interest-bearing deposits	2,843	1,080	3,923
Long-term investments	(13,567)	6,401	(7,166)
Advances	22,864	212,740	235,604
Mortgage loans held for portfolio	2,692	1,442	4,134
Loans to other FHLBanks	(19)	3	(16)

Total	22,993	240,843	263,836

Increase (decrease) in interest expense:
Demand and overnight deposits	446	8,936	9,382
Term deposits	(239)	57	(182)
Other interest-bearing deposits	136	264	400
Short-term borrowings	(3,607)	12,437	8,830
Long-term debt	29,623	216,870	246,493
Other borrowings	891	1,391	2,282

Total	27,250	239,955	267,205

(Decrease) increase in net interest income	$(4,257)	$888	$(3,369)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute volume of its total.

Other Income (Loss)

The following table presents the components of other income (loss) (in thousands):

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Other income (loss):
Service fees	$674	$607	$67
Net gain (loss) on trading securities	4,918	(105,860)	110,778
Net (loss) gain on derivatives and hedging activities	(9,322)	106,121	(115,443)
Other	101	135	(34)

Total other income (loss)	$(3,629)	$1,003	$(4,632)

The Bank’s net gain (loss) on trading securities and net (loss) gain on derivatives and hedging activities comprise the majority of other income (loss). The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the three months ended March 31, 2007 and 2006 was offset by market-value changes in the related derivatives. The overall changes in other income (loss) during the periods were caused primarily by the adjustments required to report trading securities at fair value, as required by SFAS 115, and hedging-related adjustments required by SFAS 133, which are reported in the overall hedging activities (including those related to trading securities). The net gain on trading securities for the three months ended March 31, 2007 was due to falling interest rates in the portion of the yield curve pertaining to the maturities of these securities.

The following table details each of the components of net (loss) gain on derivatives and hedging activities, for the three months ended March 31, 2007 and 2006 (in thousands). When hedging, both the derivative instrument and the related asset or liability are marked to market and net (loss) gain on derivatives and hedging activities reflects the degree of ineffectiveness in the hedging activity, which can be either favorable or unfavorable to net income at any particular point. Net (loss) gain on derivatives and hedging activities also includes the interest component for hedging activity not qualifying for hedge accounting treatment under SFAS 133.

Net (Loss) Gain on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
Three Months Ended March 31, 2007

Interest related	$—	$(2,035)	$(4,789)	$—	$—	$26	$(6,798)
Fair-value hedge qualifying under SFAS 133	6,065	—	—	—	3,197	—	9,262
Non-SFAS 133 qualifying hedges and other	—	(1,295)	(10,471)	5	—	(25)	(11,786)

Total (loss) gain	$6,065	$(3,330)	$(15,260)	$5	$3,197	$1	$(9,322)

Three Months Ended March 31, 2006

Interest related	$—	$(1,196)	$(15,936)	$—	$—	$27	$(17,105)
Fair-value hedge qualifying under SFAS 133	10,061	—	—	—	4,548	—	14,609
Non-SFAS 133 qualifying hedges and other	—	1,287	107,463	(117)	—	(16)	108,617

Total gain (loss)	$10,061	$91	$91,527	$(117)	$4,548	$11	$106,121

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

The Bank’s hedging strategy for trading securities is to swap them into variable-rate instruments. Securities characterized as trading securities on the balance sheet are reported at fair value under SFAS 115. Management hedges the Bank’s exposure to fair-value fluctuations, but the hedging activity does not qualify for hedge accounting treatment under SFAS 133. Because the hedge is intended to mirror the trading security, the interest component of the hedging instrument is reported in other income and offsets partially the amount of interest income earned on the trading securities. One side of the derivative will mirror the interest received on the trading security with interest paid on the swap while the other side of the derivative will provide the interest received on the derivative (which is a variable rate representing LIBOR plus a spread). Net interest income includes the interest earned on these securities, which was $66.3 million and $76.1 million for the three months ended March 31, 2007 and 2006, respectively. Changes in the fair value of these securities are reported as a separate component of other income.

The table below outlines the overall effect of hedging activities on net interest income and other income related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended March 31,
	2007	2006
Net interest income	$158,345	$161,714

Interest components of hedging activities included in net interest income:
Hedging advances	$159,231	$86,046
Hedging consolidated obligations	(119,767)	(141,115)
Hedging related amortization	(6,515)	(16,076)

Net increase (decrease) in net interest income	$32,949	$(71,145)

Interest components of derivative activity included in other income:
Purchased options	$329	$1,451
Synthetic macro funding	(2,364)	(2,647)
Trading securities	(4,789)	(15,936)
Other	26	27

Net decrease in other income	$(6,798)	$(17,105)

Non-interest Expense

The following table presents non-interest expense (in thousands).

	Three Months Ended March 31,
	2007	2006	Increase (Decrease)
Other expense:
Salaries and employee benefits	$14,210	$13,378	$832
Occupancy cost	807	838	(31)
Other operating expenses	6,050	6,909	(859)

Total operating expenses	21,067	21,125	(58)

Finance Board and Office of Finance	2,265	2,027	238
Other	768	1,202	(434)

Total other expense	24,100	24,354	(254)

Assessments:
Affordable Housing Program	10,998	11,492	(494)
REFCORP	23,949	25,378	(1,429)

Total assessments	34,947	36,870	(1,923)

Total non-interest expense	$59,047	$61,224	$(2,177)

Non-interest expense decreased 3.56 percent for the three months ended March 31, 2007 compared to the same period ended March 31, 2006. This decrease was due primarily to decreased AHP and REFCORP assessments. The REFCORP assessment is established as a fixed percent of net income, and the AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS 150).

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations (“COs”), and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. In addition, Finance Board regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at March 31, 2007.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2007 or December 31, 2006. As of March 31, 2007, the FHLBanks had $951.4 billion in aggregate par value of consolidated obligations issued and outstanding, $127.2 billion of which was attributable to the Bank.

As of March 31, 2007, the Bank had outstanding standby letters of credit of approximately $1.7 billion with original terms of one to 15 years, with the longest final expiration currently in 2018. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to a collateralized advance to the member. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Contractual Obligations

There has not been a material change in the Bank’s contractual obligations reported in the Bank’s Form 10-K.

Risk Management

A discussion of the Bank’s risk management is described in detail in the Bank’s Form 10-K.

Critical Accounting Policies and Estimates

The Bank’s critical accounting policies and estimates are described in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recent Accounting Guidance

SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank has not yet determined the effect that the implementation of SFAS 157 will have on its results of operations or financial condition.

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

Changes in interest rates and spreads can have a direct effect on the value of the Bank’s assets and liabilities. As a result of the volume of interest-earning assets and interest-bearing liabilities held by the Bank, the most significant component of market risk to the Bank is interest-rate risk. A description of the Bank’s management of interest-rate risk is contained in the Bank’s Form 10-K.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). In addition to interest-rate exchange agreements, the table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS 133.

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of March 31, 2007		As of December 31, 2006
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value	$72,453,631	$175,054	$66,304,379	$384,970
Non-SFAS 133 qualifying	1,140,400	957	1,236,900	2,366

Total	73,594,031	176,011	67,541,279	387,336

Investments:
Non-SFAS 133 qualifying	8,018,337	(128,002)	8,461,216	(115,875)

Total	8,018,337	(128,002)	8,461,216	(115,875)

MPF/MPP loans:
Stand alone delivery commitments	8,938	(19)	5,312	(15)

Total	8,938	(19)	5,312	(15)

Consolidated obligations bonds:
Fair Value	93,573,612	(402,846)	98,564,362	(630,957)
Non-SFAS 133 qualifying	739,500	(2,564)	629,500	(3,230)

Total	94,313,112	(405,410)	99,193,862	(634,187)

Intermediary positions:
Intermediaries	505,328	177	505,720	210

Total	505,328	177	505,720	210

Total notional and fair value	$176,439,746	$(357,243)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(357,243)		$(362,531)
Accrued interest		110,309		51,572

Net derivative balance		$(246,934)		$(310,959)

Net derivative assets balance		$220,723		$259,024
Net derivative liabilities balance		(467,657)		(569,983)

Net derivative balance		$(246,934)		$(310,959)

Bank policy requires the Bank to maintain its duration of equity within a range of +60 months to – 60 months, assuming current interest rates, and within a range of +84 months to – 84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points. The table below reflects the Bank’s duration exposure measurements as calculated in accordance with Bank policy.

Duration Exposure

(In months)

	As of March 31, 2007			As of December 31, 2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	6.6	6.6	4.7	6.7	6.8	5.0
Liabilities	5.9	6.2	5.2	5.9	6.0	5.2
Equity	24.6	14.6	(5.0)	26.6	24.1	(0.5)
Duration gap	0.7	0.4	(0.5)	0.8	0.8	(0.2)

As shown in the table above, as of March 31, 2007 and December 31, 2006, the Bank’s base case duration gap was 0.4 months and 0.8 months, with a duration of equity of 14.6 months and 24.1 months, respectively. These measures were lower at March 31, 2007 due to slightly lower short- and medium-term interest rates.

Management has determined that it would be prudent to consider interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows duration exposure to increases and decreases in interest rates in 50 basis-point increments as of March 31, 2007.

Additional Duration Exposure Scenarios

(In months)

	As of March 31, 2007
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	6.7	6.8	6.8	6.6	6.2	5.7	5.1
Liabilities	5.9	6.0	6.0	6.2	5.8	5.4	5.2
Equity	25.0	24.6	24.0	14.6	14.9	11.4	1.5
Duration gap	0.8	0.8	0.8	0.4	0.4	0.3	(0.1)

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher duration of equity, indicating increased sensitivity to interest rate changes. As shown in the table below, the Bank’s base case market value of equity was approximately $6.0 billion and $6.1 billion as of March 31, 2007 and December 31, 2006, respectively.

Market Value of Equity

(In thousands)

	As of March 31, 2007			As of December 31, 2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$140,636	$142,219	$143,560	$140,380	$141,989	$143,389
Liabilities	134,846	136,201	137,463	134,496	135,848	137,126
Equity	5,790	6,018	6,097	5,884	6,141	6,263

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Bank’s Interim President and Chief Executive Officer and Interim Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of March 31, 2007, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Internal Control Over Financial Reporting

For the first quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

For discussion of the Bank’s risk factors, see “Item 1A. Risk Factors” in the Bank’s Form 10-K. There have been no material changes from those risk factors previously disclosed in the Bank’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

3.2	Revised and Restated Bylaws of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.2 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.

10.1	Amended and Restated Consulting Agreement, dated April 26, 2007, between the Federal Home Loan Bank of Atlanta and PEAC Ventures, Inc.

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Interim President and Chief Executive Officer and the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: May 10, 2007	By	/s/ William H. Ott, Jr.
		Name:	William H. Ott, Jr.
		Title:	Interim President and Chief Executive Officer

	By	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Interim Chief Financial Officer