Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Atlanta
filed 2007-08-13
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2007, was 63,474,127.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$39,401	$28,671
Interest-bearing deposits (includes deposits with other FHLBanks of $3,676 and $5,016 as of June 30, 2007 and December 31, 2006, respectively)	867,594	800,982
Federal funds sold	15,467,000	10,532,000
Trading securities (includes other FHLBanks’ bonds of $271,645 and $280,488 as of June 30, 2007 and December 31, 2006, respectively)	4,445,212	4,515,309
Held-to-maturity securities, net (fair value of $18,565,744 and $18,984,477 as of June 30, 2007 and December 31, 2006, respectively)	19,053,878	19,329,711
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $685 and $774 as of June 30, 2007 and December 31, 2006, respectively	3,252,625	3,003,399
Advances, net	104,182,061	101,476,335
Accrued interest receivable	635,963	692,493
Premises and equipment, net	30,240	30,594
Derivative assets	338,767	259,024
Other assets	85,625	89,913

TOTAL ASSETS	$148,398,366	$140,758,431

LIABILITIES AND CAPITAL
Deposits
Interest-bearing	$5,747,187	$4,600,756
Noninterest-bearing	35,727	19,712

Total deposits	5,782,914	4,620,468

Securities sold under agreements to repurchase	500,000	500,000
Consolidated obligations, net:
Discount notes	4,624,283	4,934,073
Bonds	128,562,835	122,067,636

Total consolidated obligations, net	133,187,118	127,001,709

Mandatorily redeemable capital stock	226,511	215,705
Accrued interest payable	1,481,850	1,386,989
Affordable Housing Program	137,582	130,006
Payable to REFCORP	23,311	23,606
Derivative liabilities	349,071	569,983
Other liabilities	445,667	136,328

Total liabilities	142,134,024	134,584,794

Commitments and contingencies (Note 9)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares: 58,428 shares and 57,718 shares as of June 30, 2007 and December 31, 2006, respectively	5,842,839	5,771,798
Retained earnings	425,862	406,376
Accumulated other comprehensive loss	(4,359)	(4,537)

Total capital	6,264,342	6,173,637

TOTAL LIABILITIES AND CAPITAL	$148,398,366	$140,758,431

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Advances	$1,381,148	$1,269,274	$2,749,822	$2,402,605
Prepayment fees on advances, net	547	668	1,040	900
Interest-bearing deposits	14,991	9,985	24,409	15,480
Federal funds sold	181,943	123,836	309,772	224,308
Trading securities	66,464	72,289	132,808	148,383
Held-to-maturity securities	228,649	228,828	460,062	457,657
Mortgage loans held for portfolio	42,222	37,300	82,486	73,430
Loans to other FHLBanks	—	11	3	30

Total interest income	1,915,964	1,742,191	3,760,402	3,322,793

INTEREST EXPENSE
Consolidated obligations:
Discount notes	78,785	111,947	154,834	178,975
Bonds	1,597,036	1,400,968	3,138,729	2,696,168
Deposits	71,607	54,942	130,628	104,363
Borrowings from other FHLBanks	29	13	29	23
Securities sold under agreements to repurchase	6,184	5,793	12,308	10,885
Mandatorily redeemable capital stock	3,563	1,884	6,746	3,817
Other borrowings	271	50	294	254

Total interest expense	1,757,475	1,575,597	3,443,568	2,994,485

NET INTEREST INCOME	158,489	166,594	316,834	328,308
Provision (reversal) for credit losses on mortgage loans held for portfolio	39	(60)	(89)	(63)

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION (REVERSAL)	158,450	166,654	316,923	328,371

OTHER (LOSS) INCOME
Service fees	656	569	1,330	1,176
Net loss on trading securities	(77,733)	(74,052)	(72,815)	(179,912)
Net gain on derivatives and hedging activities	72,240	77,300	62,918	183,421
Other	478	307	579	442

Total other (loss) income	(4,359)	4,124	(7,988)	5,127

OTHER EXPENSE
Operating	23,983	21,705	45,050	42,830
Finance Board	1,251	1,271	2,503	2,543
Office of Finance	774	609	1,787	1,364
Other	774	941	1,542	2,143

Total other expenses	26,782	24,526	50,882	48,880

INCOME BEFORE ASSESSMENTS	127,309	146,252	258,053	284,618

Affordable Housing Program	10,756	12,131	21,754	23,623
REFCORP	23,311	26,826	47,260	52,204

Total assessments	34,067	38,957	69,014	75,827

NET INCOME	$93,242	$107,295	$189,039	$208,791

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, December 31, 2005	57,532	$5,753,203	$328,369	$—	$6,081,572
Issuance of capital stock	20,395	2,039,531	—	—	2,039,531
Repurchase/redemption of capital stock	(18,006)	(1,800,563)	—	—	(1,800,563)
Net shares reclassified to mandatorily redeemable capital stock	(15)	(1,530)	—	—	(1,530)
Net income	—	—	208,791	—	208,791
Cash dividends on capital stock	—	—	(159,554)	—	(159,554)

BALANCE, June 30, 2006	59,906	$5,990,641	$377,606	$—	$6,368,247

BALANCE, December 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637
Issuance of capital stock	20,815	2,081,617	—	—	2,081,617
Repurchase/redemption of capital stock	(19,646)	(1,964,636)	—	—	(1,964,636)
Net shares reclassified to mandatorily redeemable capital stock	(459)	(45,940)	—	—	(45,940)
Comprehensive income:
Net income	—	—	189,039	—	189,039
Other comprehensive loss:
Benefit plans:
Net loss	—	—	—	520	520
Net prior service credit	—	—	—	(362)	(362)
Net transition obligation	—	—	—	20	20

Other comprehensive loss	—	—	—	178	178

Total comprehensive income	—	—	—	—	189,217
Cash dividends on capital stock	—	—	(169,553)	—	(169,553)

BALANCE, June 30, 2007	58,428	$5,842,839	$425,862	$(4,359)	$6,264,342

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$189,039	$208,791
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	5,983	24,183
Net premiums and discounts on investments	(1,780)	(2,482)
Net premiums and discounts on mortgage loans	(382)	(136)
Concessions on consolidated obligation bonds	15,442	14,885
Net deferred loss on interest-rate exchange agreements	151	181
Premises and equipment	1,220	1,176
Capitalized software	2,235	1,862
Other	(7,696)	(7,602)
Reversal for credit losses on mortgage loans held for the portfolio	(89)	(63)
Gain due to early extinguishment of debt	(234)	(259)
Gain due to change in net fair value adjustment on derivative and hedging activities	(168,960)	(175,868)
Net change in:
Trading securities	72,815	738,086
Accrued interest receivable (excluding derivative accrued interest)	56,530	(49,358)
Other assets	1,024	(1,303)
Affordable Housing Program (AHP) liability	8,000	13,768
Accrued interest payable (excluding derivative accrued interest)	94,861	52,113
Payable to REFCORP	(295)	6,058
Other liabilities	2,481	4,007

Total adjustments	81,306	619,248

Net cash provided by operating activities	270,345	828,039

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(67,952)	(582,668)
Federal funds sold	(4,935,000)	(941,500)
Deposits to other FHLBanks for mortgage loan programs	1,340	1
Held-to-maturity securities:
Proceeds	1,487,022	1,840,611
Purchases	(903,662)	(1,767,655)
Advances:
Proceeds from principal collected	82,944,729	88,806,175
Made	(85,997,656)	(90,940,569)
Mortgage loans held for portfolio:
Proceeds from principal collected	191,526	170,925
Purchases	(440,495)	(310,445)
Capital expenditures:
Purchase of premises and equipment	(884)	(357)
Purchase of software	(1,520)	(743)

Net cash used in investing activities	(7,722,552)	(3,726,225)

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30,
	2007	2006
FINANCING ACTIVITIES
Net change in deposits	1,162,446	(371,117)
Proceeds from issuance of consolidated obligations:
Discount notes	436,896,387	244,706,209
Bonds	55,961,485	21,241,466
Bonds transferred from other FHLBanks	—	67,518
Payments for debt issuance costs	(13,413)	(12,006)
Payments for maturing and retiring consolidated obligations:
Discount notes	(437,195,901)	(241,904,707)
Bonds	(49,258,776)	(20,890,706)
Proceeds from issuance of capital stock	2,081,617	2,039,531
Payments for repurchase/redemption of capital stock	(1,964,636)	(1,800,563)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(35,134)	(12,402)
Cash dividends paid	(171,138)	(144,261)

Net cash provided by financing activities	7,462,937	2,918,962

Net increase in cash and cash equivalents	10,730	20,776

Cash and cash equivalents at beginning of the period	28,671	13,345

Cash and cash equivalents at end of the period	$39,401	$34,121

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$3,165,975	$2,739,868

AHP assessments paid, net	$14,179	$12,841

REFCORP assessments paid	$47,555	$46,146

Noncash investing and financing activities:
Dividends declared but not paid	$85,624	$82,032

Net shares reclassified to mandatorily redeemable capital stock	$45,940	$1,530

Held-to-maturity securities acquired with accrued liabilities	$308,466	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

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

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2006 audited financial statements. There have been no significant changes to these policies as of June 30, 2007.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Note 2—Recently Issued Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank does not expect the adoption of SFAS 157 to have a material effect on its financial condition or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Bank does not expect the adoption of SFAS 159 to have a material effect on its financial condition or results of operations.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Bank has not yet determined the effect that the adoption of FSP FIN 39-1 will have on its financial condition or results of operations.

Note 3—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of June 30, 2007	As of December 31, 2006

Year of maturity:

Overdrawn demand deposit accounts	$6,305	$699

Due in one year or less	37,220,066	36,478,661
Due after one year through two years	8,635,328	18,351,050
Due after two years through three years	16,109,286	10,350,987
Due after three years through four years	13,096,298	6,871,301
Due after four years through five years	9,136,348	6,870,784
Due after five years	20,760,627	22,990,520

Total par value	104,964,258	101,914,002
Deferred commitment fees	(612)	—
Discount on AHP advances	(13,239)	(13,070)
Discount on EDGE* advances	(13,016)	(12,761)
SFAS 133** hedging adjustments	(755,330)	(411,836)

Total	$104,182,061	$101,476,335

* The Economic Development and Growth Enhancement Program

** SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities

The following table summarizes advances by year of original maturity or next conversion date for convertible advances (in thousands):

As of June 30, 2007

Year of original maturity or next conversion date:

Overdrawn demand deposit accounts	$6,305

Due in one year or less	51,799,956
Due after one year through two years	13,991,603
Due after two years through three years	16,717,036
Due after three years through four years	12,363,563
Due after four years through five years	5,962,598
Due after five years	4,123,197

Total par value	$104,964,258

The Bank has never experienced any credit losses on advances to a member. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management. No advance was past due as of June 30, 2007 or December 31, 2006.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of June 30, 2007	As of December 31, 2006
Par value of advances:
Fixed-rate	$46,545,877	$42,736,147
Variable-rate	58,418,381	59,177,855

Total	$104,964,258	$101,914,002

Note 4—Deposits

The following table details interest-bearing deposits (in thousands):

	As of June 30, 2007	As of December 31, 2006
Interest-bearing deposits:
Demand and overnight	$5,508,511	$4,445,172
Term deposits of $100,000 or more	7,415	13,215
Term deposits less than $100,000	10	10
Other	231,251	142,359

Total	$5,747,187	$4,600,756

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount of pass-through reserves deposited with Federal Reserve Banks was approximately $35.7 million and $19.7 million as of June 30, 2007 and December 31, 2006, respectively. The Bank includes member reserve balances in “Noninterest-bearing deposits” on the Statements of Condition.

Note 5—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 12 Federal Home loan Banks (“FHLBanks”) and are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Federal Housing Finance Board (“Finance Board”) and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated obligation discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amounts and are redeemed at par value when they mature.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of June 30, 2007	As of December 31, 2006
Par value of consolidated bonds:
Fixed-rate	$108,930,455	$98,016,465
Step-up	13,571,050	16,337,550
Simple variable-rate	4,411,900	4,801,900
Variable capped floater	1,443,875	1,838,875
Fixed that converts to variable	614,950	1,079,450
Zero-coupon	709,060	832,760
Variable that converts to fixed	80,000	170,000
Inverse floating-rate	24,500	24,500

Total	$129,785,790	$123,101,500

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of original maturity (dollar amounts in thousands):

	As of June 30, 2007		As of December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of maturity:
Due in one year or less	$36,129,005	4.55%	$38,957,115	4.25%
Due after one year through two years	39,247,665	4.82%	37,843,965	4.66%
Due after two years through three years	19,580,075	5.05%	13,362,175	4.56%
Due after three years through four years	6,476,645	4.91%	8,758,745	4.61%
Due after four years through five years	6,783,000	5.21%	5,359,100	4.82%
Due after five years	21,569,400	5.01%	18,820,400	4.88%

Total par value	129,785,790	4.84%	123,101,500	4.56%
Premiums	20,367		24,997
Discounts	(404,774)		(429,583)
SFAS 133 hedging adjustments	(837,326)		(627,904)
Deferred net losses on terminated interest-rate exchange agreements	(1,222)		(1,374)

Total	$128,562,835		$122,067,636

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of June 30, 2007	As of December 31, 2006
Par value of consolidated bonds:
Noncallable	$43,975,215	$39,511,725
Callable	85,810,575	83,589,775

Total	$129,785,790	$123,101,500

The following table summarizes consolidated obligation bonds outstanding, by year of original maturity or next call date (in thousands):

As of June 30, 2007
Year of maturity or next call date:
Due in one year or less	$90,390,980
Due after one year through two years	19,378,840
Due after two years through three years	7,706,075
Due after three years through four years	2,328,645
Due after four years through five years	1,481,000
Due after five years	8,500,250

Total par value	$129,785,790

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (in thousands):

	Book Value	Par Value
As of June 30, 2007	$4,624,283	$4,645,501

As of December 31, 2006	$4,934,073	$4,952,285

Note 6—Capital and Mandatorily Redeemable Capital Stock

Capital Requirements. The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of June 30, 2007		As of December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$924,635	$6,495,212	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.38%	4.00%	4.54%
Total regulatory capital	$5,935,935	$6,495,212	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.57%	5.00%	6.81%
Leverage capital	$7,419,918	$9,742,818	$7,037,922	$9,590,819

Mandatorily Redeemable Capital Stock. The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance, beginning of period	$247,356	$138,876	$215,705	$143,096
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	11,570	—	45,940	1,530
Repurchase/redemption of mandatorily redeemable capital stock during the period	(32,415)	(6,652)	(35,134)	(12,402)

Balance, end of period	$226,511	$132,224	$226,511	$132,224

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member.

	As of June 30, 2007	As of December 31, 2006
Contractual year of redemption:
Due in one year or less	$195,019	$187,953
Due after one year through two years	5,445	23,573
Due after two years through three years	405	360
Due after three years through four years	1,706	627
Due after four years through five years	2,302	225
Due after five years	21,634	2,967

	$226,511	$215,705

Note 7—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$200	$129	$400	$258
Interest cost	150	87	300	174
Amortization of prior service credit	(31)	(31)	(62)	(62)
Amortization of net loss	150	72	300	144

Net periodic cost	$469	$257	$938	$514

Components of the net periodic benefit cost for the Bank’s postretirement health benefit plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$147	$185	$294	$370
Interest cost	133	158	266	316
Net transition obligation	10	—	20	—
Amortization of prior service (credit) cost	(150)	11	(300)	22
Amortization of net loss	110	125	220	250

Net periodic cost	$250	$479	$500	$958

Note 8—Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 14 to the 2006 audited financial statements included in the Bank’s Form 10-K.

Net gain on derivatives and hedging activities was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(Loss) gain related to fair-value hedge ineffectiveness	$(2,914)	$8,119	$6,348	$22,728
Gain on SFAS 133 non-qualifying hedge and other	75,154	69,181	56,570	160,693

Net gain on derivatives and hedging activities	$72,240	$77,300	$62,918	$183,421

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value and SFAS 133 non-qualifying hedging (in thousands):

	As of June 30, 2007		As of December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$182,809,410	$(115,890)	$164,868,741	$(245,987)
SFAS 133 non-qualifying	6,880,167	(52,508)	7,447,836	(130,852)
Interest-rate swaptions:
SFAS 133 non-qualifying	115,000	3,493	345,000	7,227
Interest-rate caps/floors:
SFAS 133 non-qualifying	2,954,000	2,359	3,039,000	7,045
Interest-rate futures/forwards:
SFAS 133 non-qualifying	1,500	(20)	1,500	51
Mortgage delivery commitments:
SFAS 133 non-qualifying	5,236	—	5,312	(15)

Total	$192,765,313	$(162,566)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(162,566)		$(362,531)
Accrued interest		152,262		51,572

Net derivative balances		$(10,304)		$(310,959)

Net derivative asset balances		$338,767		$259,024
Net derivative liability balances		(349,071)		(569,983)

Net derivative balances		$(10,304)		$(310,959)

The fair values of bifurcated derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of June 30, 2007	As of December 31, 2006
Host contract:
Advances	$(2,131)	$(2,405)
Callable bonds	1,211	1,635

Total	$(920)	$(770)

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

As of June 30, 2007 and December 31, 2006, the Bank’s maximum credit risk, as defined above, was approximately $338.8 million and $259.0 million, respectively. These totals include $126.4 million and $100.6 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for interest-rate exchange agreements totaled $275.1 million and $212.0 million as of June 30, 2007 and December 31, 2006, respectively. Additionally, collateral with respect to interest-rate exchange agreements with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $836.5 billion and $823.9 billion at June 30, 2007 and December 31, 2006, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2007	As of December 31, 2006
Outstanding notional (in thousands)	$1,798,445	$1,437,718
Original terms	1-15 years	1-15 years
Final expiration year	2018	2017

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amount to $5.4 million and $5.1 million as of June 30, 2007 and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $5.2 million and $5.3 million at June 30, 2007 and December 31, 2006, respectively, and are generally for periods not to exceed 45 days.

The Bank executes interest-rate exchange agreements with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2007 and December 31, 2006, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to interest-rate exchange agreements, securities with a carrying value of $130.2 million and $238.4 million, respectively, which can be sold or repledged. As of June 30, 2007 and December 31, 2006, the Bank received, as collateral from broker-dealers who have market risk exposure to the Bank related to interest-rate exchange agreements, securities with a carrying value of $24.6 million and $73.6 million, respectively, which cannot be sold or repledged.

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

Note 10—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are able to receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, which held 21.8 percent of the Bank’s total regulatory capital stock as of June 30, 2007, was considered a related party. Total advances outstanding to this member were $28.8 billion and $28.2 billion as of June 30, 2007 and December 31, 2006, respectively. Total deposits held in the name of this member were $73.9 million and $50.8 million as of June 30, 2007 and December 31, 2006, respectively. No mortgage loans were acquired from this member during the six months ended June 30, 2007 and 2006. Total mortgage-backed securities acquired from this member were $123.3 million and $447.2 million, respectively, for the three- and six-month periods ended June 30, 2007, compared to $344.0 million and $419.6 million for the same periods ended June 30, 2006.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three- and six-months ended June 30, 2007 and 2006. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2006.

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

Financial Condition

As of June 30, 2007, total assets were $148.4 billion, an increase of $7.6 billion, or 5.43 percent, from December 31, 2006, primarily as a result of an increase in federal funds sold and advances. Advances, the largest asset on the Bank’s balance sheet, increased by $2.7 billion, or 2.67 percent, during this same period.

As of June 30, 2007, total liabilities were $142.1 billion, an increase of $7.5 billion, or 5.61 percent, from December 31, 2006, primarily as a result of an increase in consolidated obligation bonds. Consolidated obligations, the largest liability on the Bank’s balance sheet, increased by $6.2 billion, or 4.87 percent, during this same period. Consolidated obligations increased during the first six months of 2007 primarily due to the Bank’s need to increase its liquidity level to fund the increased demand for advances by the Bank’s members during the period.

As of June 30, 2007, total capital was $6.3 billion, an increase of $90.7 million, or 1.47 percent, from December 31, 2006. The Bank increased its retained earnings during the second quarter of 2007 by $7.6 million. The Bank’s retained earnings balance was $425.9 million as of June 30, 2007. The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums.

Results of Operations

The Bank views return on equity (“ROE”) as the most important measure of profitability with net income as a second priority. ROE is a measure of a shareholder’s return on its investment in the Bank. While under the Bank’s current business model, net income fluctuates with interest rates, maintaining a minimum amount of net income is important to meet higher operating costs and to ensure that volatility associated with derivative accounting under GAAP can be absorbed with current income. In addition, AHP and Resolution Funding Corporation (“REFCORP”) assessments are tied directly to net income. The Bank attempts to provide a return on this investment, which, when combined with providing members with access to low-cost funding, will be competitive with comparable investments.

The Bank’s net income for the three months ended June 30, 2007 totaled $93.2 million, a decrease of 13.1 percent from $107.3 million for the three months ended June 30, 2006. The second quarter 2007 performance resulted in an annualized ROE of 6.05 percent, compared to 6.85 percent for the second quarter 2006, and an annualized return on average assets of 0.26 percent for the second quarter 2007, compared to 0.31 percent for the second quarter 2006.

For the six months ended June 30, 2007, net income totaled $189.0 million, a decrease of 9.46 percent from $208.8 million for the six months ended June 30, 2006. The Bank’s annualized ROE was 6.15 percent for the six months ended June 30, 2007 as compared to 6.80 percent for the six months ended June 30, 2006, and the Bank’s annualized return on average assets was 0.27 percent for the six months ended June 30, 2007, compared to 0.30 percent for the six months ended June 30, 2006.

The decrease in ROE for the three- and six-month periods ended June 30, 2007 compared to the same periods ended June 30, 2006 was due primarily to a decrease in net income during the reported periods. Another factor that affects ROE is the Bank’s average capital, which has not changed significantly during the reported periods. For the three- and six-month periods ended June 30, 2007 the Bank’s average capital was $6.2 billion, a decrease of 1.54 percent and 0.12 percent, respectively, compared to the same periods ended June 30, 2006.

The decrease in net income for the three- and six-month periods ended June 30, 2007 compared to the same periods ended June 30, 2006 was due to a decrease in both net interest income and other income. The decrease in net interest income was due primarily to the fact that interest expense on interest-bearing liabilities increased faster than interest income on interest-earning assets. The decrease in other income was due primarily to the effect of the interaction of interest rates on the Bank’s trading securities and derivatives and hedging activities. These decreases were offset partially by a decrease in non-interest expense during the periods.

For the quarter ended June 30, 2007, the Bank distributed $85.6 million of earnings to members as a return on their capital investment in the Bank, representing an annualized dividend rate of 6.00 percent for the second quarter, as compared to the annualized dividend rate of 5.90 percent for each of the previous two quarters.

Business Outlook

Management expects that the Bank will continue to provide attractive financial products across a wide range of business, financial, and economic environments while also generating competitive returns for members. One factor, however, could affect the Bank’s ability to meet these expectations.

The Bank’s earnings performance tends to follow the direction of market interest rates. The Bank generally maintains a positive duration of equity, which means that liabilities reprice more frequently than assets. Consequently, increases in interest income lag increases in interest expense when rates rise. However, because the Bank’s duration of equity is relatively short (typically one to three years), this unfavorable factor is short-lived and soon is offset by repricing assets at higher interest rates. The opposite occurs as rates fall.

In addition, the relationship between short- and long-term interest rates affects the Bank’s profitability. The two most unfavorable interest-rate scenarios are (1) a dramatic rise in short-term rates coupled with a modest or no increase in long-term rates and (2) a dramatic decrease in long-term rates coupled with little change in short-term rates. Under the first scenario the ability to generate additional returns by managing the interest-rate risk associated with retaining longer term assets and funding with shorter liabilities is limited. This environment, if sustained for a long period of time, could reduce the Bank’s ability to generate competitive returns. The second scenario would be expected to result in significant mortgage prepayments and a related increase in expense recognized from mortgage premium amortization along with lower investment yields.

Management does not expect any significant changes in the overall components of the balance sheet through 2007, with modest growth in the Bank’s advance and Mortgage Purchase Program (“MPP”) portfolios. These modest increases should not have a material effect on the Bank’s risk position.

Management expects to continue to use interest-rate derivatives to hedge the Bank’s mortgage-backed securities (“MBS”) and mortgage portfolios. These derivatives assist in mitigating interest-rate and prepayment risk. However, to the extent that they do not qualify for hedge accounting treatment under GAAP, their use could result in earnings volatility. Management also uses derivative instruments to hedge other macro-level risks that do not qualify for hedge accounting treatment under GAAP. However, management seeks to contain the magnitude of mark-to-market adjustments by limiting the use of derivative instruments to hedge macro-level risks. Alternatively, management uses cash market liabilities that are not subject to mark-to-market requirements.

Management strives to maintain relatively low operating expenses, consistent with a wholesale banking structure, without sacrificing adequate systems and staffing. Management expects that operating expenses as a percent of assets generally should remain stable over the next few years, and that operating expenses on an absolute basis should increase moderately due to increased staffing and system expenses. These increases should not have a material adverse effect on the Bank’s financial performance.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of June 30, 2007		As of December 31, 2006		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$104,182,061	70.21	$101,476,335	72.10	$2,705,726	2.67
Long-term investments	23,499,090	15.84	23,845,020	16.94	(345,930)	(1.45)
Federal funds sold	15,467,000	10.42	10,532,000	7.48	4,935,000	46.86
Mortgage loans, net	3,252,625	2.19	3,003,399	2.13	249,226	8.30
Interest-bearing deposits	867,594	0.58	800,982	0.57	66,612	8.32
Other assets	1,129,996	0.76	1,100,695	0.78	29,301	2.66

Total assets	$148,398,366	100.00	$140,758,431	100.00	$7,639,935	5.43

Consolidated obligations, net:
Bonds	$128,562,835	90.45	$122,067,636	90.70	$6,495,199	5.32
Discount notes	4,624,283	3.25	4,934,073	3.67	(309,790)	(6.28)
Deposits	5,782,914	4.07	4,620,468	3.43	1,162,446	25.16
Other liabilities	3,163,992	2.23	2,962,617	2.20	201,375	6.80
Total liabilities	$142,134,024	100.00	$134,584,794	100.00	$7,549,230	5.61

Capital stock	$5,842,839	93.27	$5,771,798	93.49	$71,041	1.23
Retained earnings	425,862	6.80	406,376	6.58	19,486	4.80
Accumulated other comphrensive loss	(4,359)	(0.07)	(4,537)	(0.07)	178	(3.92)

Total capital	$6,264,342	100.00	$6,173,637	100.00	$90,705	1.47

Advances

Advances were $104.2 billion at June 30, 2007, an increase of $2.7 billion, or 2.67 percent, from December 31, 2006. The increase in advances was due primarily to a $3.8 billion increase in fixed-rate advances that was offset partially by a $759.5 million decrease in variable-rate advances. Fixed-rate advances increased as members increased their borrowing during the second quarter of 2007 in response to their own balance sheet demands. At June 30, 2007, 55.7 percent of the Bank’s advances were variable-rate, the majority of which were indexed primarily to the London Interbank Offered Rate (“LIBOR”). The Bank also offers variable-rate advances tied to the federal funds rate; prime rate and CMS (constant maturity swap) rates.

The Bank is subject to concentration risk from advance exposure to a relatively small number of commercial banks and savings institutions. As of June 30, 2007 and December 31, 2006, the concentration of the Bank’s advances was $67.3 billion and $64.7 billion, respectively, to 10 member institutions, and this concentration represented 64.1 percent and 63.5 percent, respectively, of the Bank’s total advances outstanding. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy the Bank’s annual REFCORP and AHP assessments. In addition, by purchasing MBS, the Bank further supports its commitment to affordable housing.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or that carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/ (Decrease)
	As of June 30, 2007	As of December 31, 2006	Amount	Percent
Short-term investments:
Interest-bearing deposits	$867,594	$800,982	$66,612	8.32
Federal funds sold	15,467,000	10,532,000	4,935,000	46.86

Total short-term investments	$16,334,594	$11,332,982	$5,001,612	44.13

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$4,114,290	$4,175,011	$(60,721)	(1.45)
Other FHLBanks’ bonds	271,645	280,488	(8,843)	(3.15)
State or local housing agency obligations	59,277	59,810	(533)	(0.89)
Held-to-maturity securities:
State or local housing agency obligations	122,311	107,180	15,131	14.12
Mortgage-backed securities:
U.S. agency obligations-guaranteed	54,520	65,882	(11,362)	(17.25)
Government-sponsored enterprises	2,003,756	2,160,861	(157,105)	(7.27)
Other	16,873,291	16,995,788	(122,497)	(0.72)

Total long-term investments	$23,499,090	$23,845,020	$(345,930)	(1.45)

As of June 30, 2007, total short-term investments were $16.3 billion, an increase of $5.0 billion from December 31, 2006. This increase was due primarily to an increase in member deposits with the Bank, as the Bank typically invests deposit funds in liquid short-term assets, and higher liquidity levels at quarter-end. The Bank’s interest-bearing deposits consist of Certificates of Deposits, deposits held as collateral for interest-rate exchange agreements, and deposits with other FHLBanks.

As of June 30, 2007, total long-term investments were $23.5 billion, a decrease of $345.9 million from December 31, 2006. This decrease was due primarily to paydowns on the Bank’s MBS portfolio.

The Finance Board limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank may not exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. On June 30, 2007, these investments amounted to 292 percent of the Bank’s total regulatory capital.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of June 30, 2007 and has determined that all unrealized losses were temporary and related to increases in interest rates. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered.

Mortgage Loans Held for Portfolio

Mortgage loans purchased from participating financial institutions under the MPP and Mortgage Partnership Finance® Program (“MPF® Program”) and loan participations purchased under the Affordable Multifamily Participation Program (“AMPP”) comprised 2.19 percent of the Bank’s total assets as of June 30, 2007, compared to 2.13 percent as of December 31, 2006. The mortgage loan balance at June 30, 2007 was $3.3 billion, representing an increase of $249.2 million, or 8.30 percent, from the 2006 year-end balance. In 2006, the Bank ceased purchasing assets under AMPP but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets. Currently, the Bank plans for slow, modest growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program. The Bank believes it will be able to fund these additional mortgage purchases through the issuance of bullet and callable consolidated obligations.

As of June 30, 2007 and December 31, 2006, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 89.7 percent of the $148.4 billion in total assets at June 30, 2007, a slight decrease from the financing ratio of 90.2 percent as of December 31, 2006.

As of June 30, 2007, the Bank had outstanding consolidated bonds totaling $128.6 billion, compared to $122.1 billion as of December 31, 2006. Consolidated obligation bonds outstanding at June 30, 2007 and December 31, 2006 were primarily fixed-rate debt. However, the Bank often enters into interest-rate exchange agreements simultaneously with the issuance of consolidated obligation bonds to convert, in effect, the investor-defined terms of these debt instruments into terms more consistent with management’s funding strategies. Of the par value of $129.8 billion of consolidated obligation bonds outstanding as of June 30, 2007, $106.4 billion, or 82.0 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding interest-rate exchange agreements at December 31, 2006 was $99.2 billion, or 80.6 percent, of the total par value of consolidated obligation bonds.

As of June 30, 2007, the Bank had outstanding consolidated discount notes totaling $4.6 billion, compared to $4.9 billion as of December 31, 2006. The increase in consolidated obligation bonds and decrease in discount notes from December 31, 2006 to June 30, 2007 were due primarily to the Bank’s increased used of bonds over discount notes due to slightly more attractive pricing and a more stable funding source.

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

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $5.8 billion as of June 30, 2007, compared to $4.6 billion as of December 31, 2006. Demand deposits comprised the largest percentage of deposits, representing 95.3 percent of total deposits as of June 30, 2007 compared to 96.2 percent as of December 31, 2006.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from its members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2007.

Other Liabilities

The $201.4 million, or 6.80 percent, increase in other liabilities to $3.2 billion at June 30, 2007 from the 2006 year-end balance was due primarily to a $308.5 million payable related to securities purchased but not yet delivered and a $94.9 million increase in accrued interest payable due primarily to an increase in consolidated obligation bonds. These increases were offset partially by a $220.9 million decrease in derivative liabilities due primarily to the interaction of interest rates on the associated derivatives.

Capital

As of June 30, 2007, the Bank had total capital of $6.3 billion, an increase of $90.7 million, or 1.47 percent, from the 2006 year-end balance. Increased advance balances that resulted in increased equity balances for members were the primary factors causing the increase in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and the Bank’s $226.5 million and $215.7 million in mandatorily redeemable capital stock at June 30, 2007 and December 31, 2006, respectively, is included in the line item “total regulatory capital” in the table below.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of June 30, 2007		As of December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$924,635	$6,495,212	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.38%	4.00%	4.54%
Total regulatory capital	$5,935,935	$6,495,212	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.57%	5.00%	6.81%
Leverage capital	$7,419,918	$9,742,818	$7,037,922	$9,590,819

As of June 30, 2007, the Bank had $226.5 million in capital stock subject to mandatory redemption from 11 members and former members, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of June 30, 2007 and December 31, 2006, the Bank’s activity-based stock included $13.0 million and $52.6 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

The following table presents total capital stock by subclass (in thousands):

	As of June 30, 2007	As of December 31, 2006
Subclass B1 capital stock – membership	$1,333,763	$1,386,914
Subclass B2 capital stock – activity	4,509,076	4,384,884

Total	$5,842,839	$5,771,798

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the three- and six-month periods ended June 30, 2007 and 2006 and provides information regarding the changes during the periods (dollar amounts in thousands):

Components of Net Income

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2007	2006			2007	2006
Net interest income	$158,489	$166,594	$(8,105)	(4.86)	$316,834	$328,308	$(11,474)	(3.49)
Other (loss) income	(4,359)	4,124	(8,483)	(205.70)	(7,988)	5,127	(13,115)	(255.80)
Other expense	26,782	24,526	2,256	9.20	50,882	48,880	2,002	4.10
Total assessments	34,067	38,957	(4,890)	(12.55)	69,014	75,827	(6,813)	(8.98)
Net income	93,242	107,295	(14,053)	(13.10)	189,039	208,791	(19,752)	(9.46)

Net income decreased during the three- and six-month periods ended June 30, 2007 compared to the same periods ended June 30, 2006, primarily as a result of a decrease in other income due to the effects of SFAS 133 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The decrease in net income also was due to a decrease in net interest income, which resulted from a decrease in the Bank’s interest rate spread, which is discussed in more detail below.

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

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities during the three- and six-month periods ended June 30, 2007, compared to the same periods ended June 30, 2006 (dollar amounts in thousands). As noted in the below tables, during the three- and six-month periods ended June 30, 2007 compared to the same periods ended June 30, 2006, interest rate spread decreased by four basis points. Two basis points of the decrease is due to the removal of less interest expense associated with derivatives in SFAS 133 non-qualifying hedging relationships on long-term securities. The remainder of the decrease is due to the fact that the Bank’s liabilities (representing interest expense) have re-priced faster than the Bank’s assets (representing interest income) in the rising interest rate environment, thus reducing the Bank’s interest rate spread.

Spread and Yield Analysis

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets

Federal funds sold	$13,645,896	$181,943	5.35%	$9,939,811	$123,836	5.00%
Interest-bearing deposits	1,115,569	14,991	5.39%	790,936	9,985	5.06%
Long-term investments (1)	23,174,357	295,113	5.11%	24,146,240	301,117	5.00%
Advances	102,150,880	1,381,695	5.43%	100,277,720	1,269,942	5.08%
Mortgage loans held for portfolio (2)	3,202,841	42,222	5.29%	2,912,609	37,300	5.14%
Loans to other FHLBanks	—	—	0.00%	879	11	5.02%

Total interest-earning assets	143,289,543	1,915,964	5.36%	138,068,195	1,742,191	5.06%

Allowance for credit losses on mortgage loans	(647)			(525)
Other assets	2,672,727			2,323,666

Total assets	$145,961,623			$140,391,336

Liabilities and Capital

Demand and overnight deposits	$5,283,186	69,041	5.24%	$4,237,017	51,354	4.86%
Term deposits	7,881	103	5.24%	31,115	380	4.91%
Other interest-bearing deposits	185,459	2,463	5.33%	257,969	3,208	4.99%
Short-term borrowings	6,115,154	79,085	5.19%	9,162,230	112,010	4.90%
Long-term debt	124,009,963	1,597,036	5.17%	116,571,435	1,400,968	4.82%
Other borrowings	738,154	9,747	5.30%	641,428	7,677	4.80%

Total interest-bearing liabilities	136,339,797	1,757,475	5.17%	130,901,194	1,575,597	4.83%

Noninterest-bearing deposits	31,320			35,400
Other liabilities	3,406,494			3,173,710
Total capital	6,184,012			6,281,032

Total liabilities and capital	$145,961,623			$140,391,336

Net interest income and net yield on interest-earning assets		$158,489	0.44%		$166,594	0.48%

Interest rate spread			0.19%			0.23%

Average interest-earning assets to interest-bearing liabilities			105.10%			105.48%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.

Spread and Yield Analysis

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets

Federal funds sold	$11,680,984	$309,772	5.35%	$9,472,103	$224,308	4.78%
Interest-bearing deposits	911,107	24,409	5.40%	637,668	15,480	4.90%
Long-term investments (1)	23,319,375	592,870	5.13%	24,343,295	606,040	5.02%
Advances	102,173,534	2,750,862	5.43%	100,244,423	2,403,505	4.84%
Mortgage loans held for portfolio (2)	3,134,742	82,486	5.31%	2,885,559	73,430	5.13%
Loans to other FHLBanks	110	3	5.50%	1,271	30	4.76%

Total interest-earning assets	141,219,852	3,760,402	5.37%	137,584,319	3,322,793	4.87%

Allowance for credit losses on mortgage loans	(708)			(538)
Other assets	2,623,068			2,208,044

Total assets	$143,842,212			$139,791,825

Liabilities and Capital

Demand and overnight deposits	$4,852,164	126,041	5.24%	$4,305,994	98,972	4.64%
Term deposits	9,863	257	5.25%	31,065	716	4.65%
Other interest-bearing deposits	163,937	4,330	5.33%	194,699	4,675	4.84%
Short-term borrowings	6,001,637	155,157	5.21%	7,692,667	179,252	4.70%
Long-term debt	122,499,251	3,138,729	5.17%	117,439,895	2,696,168	4.63%
Other borrowings	728,528	19,054	5.27%	642,092	14,702	4.62%

Total interest-bearing liabilities	134,255,380	3,443,568	5.17%	130,306,412	2,994,485	4.63%

Noninterest-bearing deposits	27,677			34,050
Other liabilities	3,357,176			3,256,935
Total capital	6,201,979			6,194,428

Total liabilities and capital	$143,842,212			$139,791,825

Net interest income and net yield on interest-earning assets		$316,834	0.45%		$328,308	0.48%

Interest rate spread			0.20%			0.24%

Average interest-earning assets to interest-bearing liabilities			105.19%			105.59%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the tables, the overall change in net interest income during the three- and six-month periods ended June 30, 2007, compared to the same periods ended June 30, 2006 were due primarily to increases in interest rates.

Volume and Rate Table *

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 vs. 2006			2007 vs. 2006
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$48,900	$9,207	$58,107	$56,450	$29,014	$85,464
Interest-bearing deposits	4,327	679	5,006	7,192	1,737	8,929
Long-term investments	(12,288)	6,284	(6,004)	(25,851)	12,681	(13,170)
Advances	24,070	87,683	111,753	47,023	300,334	347,357
Mortgage loans held for portfolio	3,801	1,121	4,922	6,496	2,560	9,056
Loans to other FHLBanks	(5)	(6)	(11)	(31)	4	(27)

Total	68,805	104,968	173,773	91,279	346,330	437,609

Increase (decrease) in interest expense:
Demand and overnight deposits	13,433	4,254	17,687	13,360	13,709	27,069
Term deposits	(301)	24	(277)	(542)	83	(459)
Other interest-bearing deposits	(951)	206	(745)	(784)	439	(345)
Short-term borrowings	(39,087)	6,162	(32,925)	(42,283)	18,188	(24,095)
Long-term debt	92,413	103,655	196,068	119,801	322,760	442,561
Other borrowings	1,229	841	2,070	2,116	2,236	4,352

Total	66,736	115,142	181,878	91,668	357,415	449,083

Increase (decrease) in net interest income	$2,069	$(10,174)	$(8,105)	$(389)	$(11,085)	$(11,474)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute volume of its total.

Other (Loss) Income

The following table presents the components of other (loss) income (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006		2007	2006
Other (loss) income:
Service fees	$656	$569	$87	$1,330	$1,176	$154
Net loss on trading securities	(77,733)	(74,052)	(3,681)	(72,815)	(179,912)	107,097
Net gain on derivatives and hedging activities	72,240	77,300	(5,060)	62,918	183,421	(120,503)
Other	478	307	171	579	442	137

Total other (loss) income	$(4,359)	$4,124	$(8,483)	$(7,988)	$5,127	$(13,115)

The Bank’s net loss on trading securities and net gain on derivatives and hedging activities comprise the majority of other (loss) income. The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the three- and six-month periods ended June 30, 2007 and 2006 was offset by market-value changes in the related derivatives. The overall changes in other (loss) income during the periods were caused primarily by the adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The net loss on trading securities for the three- and six-month periods ended June 30, 2007 was due to rising interest rates in the portions of the yield curve pertaining to the maturities of these securities.

The following table details each of the components of net gain on derivatives and hedging activities, for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands). When hedging, both the derivative instrument and the related asset or liability are marked to market and net gain on derivatives and hedging activities reflects the degree of ineffectiveness in the hedging activity, which can be favorable or unfavorable to net income at any particular point. Net gain on derivatives and hedging activities also includes the interest component for hedging activity not qualifying for hedge accounting treatment under GAAP.

Net Gain on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
Three Months Ended June 30, 2007

Interest-related	$—	$(1,877)	$(4,246)	$—	$—	$26	$(6,097)
SFAS 133 qualifying fair-value hedges	3,859	—	—	—	(6,773)	—	(2,914)
SFAS 133 non-qualifying hedges and other	—	2,291	79,295	(298)	—	(37)	81,251

Total gain (loss)	$3,859	$414	$75,049	$(298)	$(6,773)	$(11)	$72,240

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
Three Months Ended June 30, 2006

Interest-related	$—	$(782)	$(9,372)	$—	$—	$27	$(10,127)
SFAS 133 qualifying fair-value hedges	5,565	—	—	—	2,554	—	8,119
SFAS 133 non-qualifying hedges and other	—	5,408	74,197	(178)	—	(119)	79,308

Total gain (loss)	$5,565	$4,626	$64,825	$(178)	$2,554	$(92)	$77,300

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
Six Months Ended June 30, 2007

Interest-related	$—	$(3,912)	$(9,035)	$—	$—	$52	$(12,895)
SFAS 133 qualifying fair-value hedges	9,924	—	—	—	(3,576)	—	6,348
SFAS 133 non-qualifying hedges and other	—	996	68,824	(293)	—	(62)	69,465

Total gain (loss)	$9,924	$(2,916)	$59,789	$(293)	$(3,576)	$(10)	$62,918

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Trading Securities	MPF/MPP Loans	Consolidated Obligations	Intermediary Positions	Total
Six Months Ended June 30, 2006

Interest-related	$—	$(1,978)	$(25,308)	$—	$—	$54	$(27,232)
SFAS 133 qualifying fair-value hedges	15,626	—	—	—	7,102	—	22,728
SFAS 133 non-qualifying hedges and other	—	6,695	181,660	(295)	—	(135)	187,925

Total gain (loss)	$15,626	$4,717	$156,352	$(295)	$7,102	$(81)	$183,421

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

The table below outlines the overall effect of hedging activities on net interest income and other (loss) income related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net interest income	$158,489	$166,594	$316,834	$328,308

Interest components of hedging activities included in net interest income:
Hedging advances	$155,486	$130,295	$314,717	$216,342
Hedging consolidated obligations	(98,558)	(203,967)	(218,325)	(345,082)
Hedging related amortization	(8,258)	(13,289)	(14,773)	(29,366)

Net increase (decrease) in net interest income	$48,670	$(86,961)	$81,619	$(158,106)

Interest components of derivative activity included in other (loss) income:
Purchased options	$325	$1,924	$654	$3,375
Synthetic macro funding	(2,202)	(2,706)	(4,566)	(5,353)
Trading securities	(4,246)	(9,372)	(9,035)	(25,308)
Other	26	27	52	54

Net decrease in other (loss) income	$(6,097)	$(10,127)	$(12,895)	$(27,232)

Non-interest Expense

The following table presents non-interest expense (in thousands).

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2007	2006		2007	2006
Other expense:
Salaries and employee benefits	$15,784	$13,537	$2,247	$29,994	$27,394	$2,600
Occupancy cost	847	922	(75)	1,654	1,760	(106)
Other operating expenses	7,352	7,246	106	13,402	13,676	(274)

Total operating expenses	23,983	21,705	2,278	45,050	42,830	2,220

Finance Board and Office of Finance	2,025	1,880	145	4,290	3,907	383
Other	774	941	(167)	1,542	2,143	(601)

Total other expense	26,782	24,526	2,256	50,882	48,880	2,002

Assessments:
Affordable Housing Program	10,756	12,131	(1,375)	21,754	23,623	(1,869)
REFCORP	23,311	26,826	(3,515)	47,260	52,204	(4,944)

Total assessments	34,067	38,957	(4,890)	69,014	75,827	(6,813)

Total non-interest expense	$60,849	$63,483	$(2,634)	$119,896	$124,707	$(4,811)

Non-interest expense during the three- and six-month periods ended June 30, 2007 decreased 4.15 percent and 3.86 percent, respectively, compared to the same periods ended June 30, 2006. These decreases were due primarily to decreased AHP and REFCORP assessments. The REFCORP assessment is established as a fixed percent of net income, and the AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS 150).

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations (“COs”), and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. In addition, Finance Board regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at June 30, 2007.

The Bank’s principal source of liquidity is CO debt instruments. COs enjoy government-sponsored enterprise status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for a long period. Historically, the FHLBanks have had excellent capital market access.

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

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all of the COs issued by the Office of Finance on behalf of the FHLBanks
•	The Bank has outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2007 or December 31, 2006. As of June 30, 2007, the FHLBanks had $970.9 billion in aggregate par value of consolidated obligations issued and outstanding, $134.4 billion of which was attributable to the Bank.

As of June 30, 2007, the Bank had outstanding standby letters of credit of approximately $1.8 billion with original terms of one to 15 years, with the longest final expiration in 2018. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to a collateralized advance to the member. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Contractual Obligations

There has not been a material change in the Bank’s contractual obligations reported in the Bank’s Form 10-K.

Risk Management

A discussion of the Bank’s risk management is described in detail in the Bank’s Form 10-K. Management does not expect that the problems in the residential loan market involving subprime loans will affect the Bank’s financial condition or results of operation. The Bank believes that it has minimal exposure to subprime loans due to its business model and its credit risk policies pertaining to advances, investments, and mortgage loan programs.

Critical Accounting Policies and Estimates

The Bank’s critical accounting policies and estimates are described in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recent Accounting Guidance

SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank does not expect the adoption of SFAS 157 to have a material effect on its financial condition or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Bank does not expect the adoption of SFAS 159 to have a material effect on its financial condition or results of operations.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Bank has not yet determined the effect that the adoption of FSP FIN 39-1 will have on its financial condition or results of operations.

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

The Bank uses derivative financial instruments, such as interest-rate swaps, swaptions, interest-rate cap and floor agreements, call, puts and forward contracts to mange its exposure to changes in interest rates. This enables the Bank to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve, in effect, risk management objectives.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The categories “Fair value” represent hedge strategies for which hedge accounting is achieved. The category “SFAS 133 non-qualifying” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP. The table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with GAAP.

	As of June 30, 2007		As of December 31, 2006
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value	$76,578,797	$724,962	$66,304,379	$384,970
Fair value-firm commitments	450,000	3,220	—	—
SFAS 133 non-qualifying	931,150	2,089	1,236,900	2,366

Total	77,959,947	730,271	67,541,279	387,336

Investments:
SFAS 133 non-qualifying	7,975,413	(46,149)	8,461,216	(115,875)

Total	7,975,413	(46,149)	8,461,216	(115,875)

MPF/MPP loans:
Stand alone delivery commitments	5,236	—	5,312	(15)

Total	5,236	—	5,312	(15)

Consolidated obligations bonds:
Fair value	105,780,613	(844,072)	98,564,362	(630,957)
SFAS 133 non-qualifying	589,500	(2,709)	629,500	(3,230)

Total	106,370,113	(846,781)	99,193,862	(634,187)

Intermediary positions:
Intermediaries	454,604	93	505,720	210

Total	454,604	93	505,720	210

Total notional and fair value	$192,765,313	$(162,566)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(162,566)		$(362,531)
Accrued interest		152,262		51,572

Net derivative balance		$(10,304)		$(310,959)

Net derivative assets balance		$338,767		$259,024
Net derivative liabilities balance		(349,071)		(569,983)

Net derivative balance		$(10,304)		$(310,959)

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

Duration Exposure

(In months)

	As of June 30, 2007			As of December 31, 2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	6.3	6.5	4.8	6.7	6.8	5.0
Liabilities	5.3	5.6	4.7	5.9	6.0	5.2
Equity	30.0	28.7	7.2	26.6	24.1	(0.5)
Duration gap	1.0	0.9	0.1	0.8	0.8	(0.2)

As shown in the table above, as of June 30, 2007 and December 31, 2006, the Bank’s base case duration gap was 0.9 months and 0.8 months, with a duration of equity of 28.7 months and 24.1 months, respectively. These measures were higher at June 30, 2007 due to slightly higher medium- and long-term interest rates.

Management has determined that it would be prudent to consider interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows duration exposure to increases and decreases in interest rates in 50 basis-point increments as of June 30, 2007.

Additional Duration Exposure Scenarios

(In months)

	As of June 30, 2007
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	6.4	6.5	6.5	6.5	6.4	5.9	5.4
Liabilities	5.4	5.5	5.4	5.6	5.6	5.2	4.9
Equity	29.7	30.3	32.1	28.7	24.2	23.4	16.4
Duration gap	1.0	1.0	1.1	0.9	0.8	0.7	0.5

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher duration of equity, indicating increased sensitivity to interest rate changes. As shown in the table below, the Bank’s base case market value of equity was approximately $6.1 billion as of June 30, 2007 and December 31, 2006.

Market Value of Equity

(In millions)

	As of June 30, 2007			As of December 31, 2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$148,270	$149,868	$151,336	$140,380	$141,989	$143,389
Liabilities	142,457	143,751	145,007	134,496	135,848	137,126
Equity	5,813	6,117	6,329	5,884	6,141	6,263

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Bank’s President and Chief Executive Officer and the Bank’s Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Bank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As of June 30, 2007, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Internal Control Over Financial Reporting

During the second quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On August 9, 2007, the Bank appointed Steven J. Goldstein, 56, as Executive Vice President and Chief Financial Officer. Mr. Goldstein had served as the Bank’s Interim Chief Financial Officer since April 23, 2007.

The Bank will pay an annual fee of $380,000 for Mr. Goldstein’s services. In addition, the Bank, in its discretion, also may pay an annual incentive fee in an amount up to the maximum annual incentive compensation award opportunity available to an executive vice president of the Bank under the Bank’s Executive Incentive Compensation Plan in connection with the provision of Mr. Goldstein’s services to the Bank.

A description of Mr. Goldstein’s business experience is contained in the Current Report on Form 8-K that the Bank filed on April 23, 2007 in connection with his appointment as Interim Chief Financial Officer.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

3.2	Revised and Restated Bylaws of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.2 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.

10.1	Federal Home Loan Bank of Atlanta Credit and Collateral Policy, as amended.

10.2	Employment Agreement, dated June 13, 2007, between the Bank and Richard A. Dorfman.

10.3	Amended and Restated Services Agreement, dated August 9, 2007, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: August 13, 2007	By	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and Chief Executive Officer

	By	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and Chief Financial Officer