Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Atlanta
filed 2007-11-08
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51845

FEDERAL HOME LOAN BANK OF ATLANTA

(Exact name of registrant as specified in its charter)

Federally chartered corporation	56-6000442
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1475 Peachtree Street, NE, Atlanta, Ga.	30309
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2007, was 74,760,535.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$12,067	$28,671
Interest-bearing deposits (includes deposits with other FHLBanks of $3,558 and $5,016 as of September 30, 2007 and December 31, 2006, respectively)	828,402	800,982
Federal funds sold	21,052,036	10,532,000
Trading securities (includes other FHLBanks’ bonds of $277,851 and $280,488 as of September 30, 2007 and December 31, 2006, respectively)	4,539,140	4,515,309
Held-to-maturity securities, net (fair value of $20,011,719 and $18,984,477 as of September 30, 2007 and December 31, 2006, respectively)	20,429,567	19,329,711
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $846 and $774 as of September 30, 2007 and December 31, 2006, respectively	3,505,863	3,003,399
Advances, net	139,293,098	101,476,335
Accrued interest receivable	776,865	692,493
Premises and equipment, net	29,905	30,594
Derivative assets	160,859	259,024
Other assets	93,086	89,913

TOTAL ASSETS	$190,720,888	$140,758,431

LIABILITIES
Deposits:
Interest-bearing	$5,692,785	$4,600,756
Noninterest-bearing	19,694	19,712

Total deposits	5,712,479	4,620,468

Securities sold under agreements to repurchase	—	500,000
Consolidated obligations, net:
Discount notes	30,657,457	4,934,073
Bonds	143,459,814	122,067,636

Total consolidated obligations, net	174,117,271	127,001,709

Mandatorily redeemable capital stock	170,578	215,705
Accrued interest payable	1,643,367	1,386,989
Affordable Housing Program	146,527	130,006
Payable to REFCORP	33,285	23,606
Derivative liabilities	714,686	569,983
Other liabilities	314,264	136,328

Total liabilities	182,852,457	134,584,794

Commitments and contingencies (Note 10)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 13,026 and 13,869 as of September 30, 2007 and December 31, 2006, respectively	1,302,633	1,386,914
Subclass B2 issued and outstanding shares: 61,101 and 43,849 as of September 30, 2007 and December 31, 2006, respectively	6,110,084	4,384,884

Total capital stock Class B putable	7,412,717	5,771,798
Retained earnings	459,985	406,376
Accumulated other comprehensive loss	(4,271)	(4,537)

Total capital	7,868,431	6,173,637

TOTAL LIABILITIES AND CAPITAL	$190,720,888	$140,758,431

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

INTEREST INCOME
Advances	$1,669,241	$1,421,413	$4,419,063	$3,824,018
Prepayment fees on advances, net	169	55	1,209	955
Interest-bearing deposits	13,720	10,326	38,129	25,806
Federal funds sold	222,679	152,952	532,451	377,260
Trading securities	66,461	67,762	199,269	216,145
Held-to-maturity securities	235,342	235,663	695,404	693,320
Mortgage loans held for portfolio	45,514	39,293	128,000	112,723
Loans to other FHLBanks	44	68	47	98

Total interest income	2,253,170	1,927,532	6,013,572	5,250,325

INTEREST EXPENSE
Consolidated obligations:
Discount notes	202,660	89,826	357,494	268,801
Bonds	1,779,371	1,603,096	4,918,100	4,299,264
Deposits	78,043	55,698	208,671	160,061
Borrowings from other FHLBanks	4	45	33	68
Securities sold under agreements to repurchase	2,242	6,292	14,550	17,177
Mandatorily redeemable capital stock	3,450	1,904	10,196	5,721
Other borrowings	155	284	449	538

Total interest expense	2,065,925	1,757,145	5,509,493	4,751,630

NET INTEREST INCOME	187,245	170,387	504,079	498,695
Provision for credit losses on mortgage loans held for portfolio	161	178	72	115

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	187,084	170,209	504,007	498,580

OTHER INCOME
Service fees	562	565	1,892	1,741
Net gains (losses) on trading securities	92,538	98,661	19,723	(81,251)
Net (losses) gains on derivatives and hedging activities	(72,816)	(92,542)	(9,898)	90,879
Other	(8)	30	571	472

Total other income	20,276	6,714	12,288	11,841

OTHER EXPENSE
Operating	22,876	23,319	67,926	66,149
Finance Board	1,252	1,272	3,755	3,815
Office of Finance	814	677	2,601	2,041
Other	814	388	2,356	2,531

Total other expenses	25,756	25,656	76,638	74,536

INCOME BEFORE ASSESSMENTS	181,604	151,267	439,657	435,885

Affordable Housing Program	15,177	12,543	36,931	36,166
REFCORP	33,285	27,741	80,545	79,945

Total assessments	48,462	40,284	117,476	116,111

NET INCOME	$133,142	$110,983	$322,181	$319,774

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value

BALANCE, December 31, 2005	57,532	$5,753,203	$328,369	$—	$6,081,572

Issuance of capital stock	30,596	3,059,623	—	—	3,059,623

Repurchase/redemption of capital stock	(28,836)	(2,883,639)	—	—	(2,883,639)

Net shares reclassified to mandatorily redeemable capital stock	(15)	(1,530)	—	—	(1,530)

Net income	—	—	319,774	—	319,774

Cash dividends on capital stock	—	—	(248,983)	—	(248,983)

BALANCE, September 30, 2006	59,277	$5,927,657	$399,160	$—	$6,326,817

BALANCE, December 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637

Issuance of capital stock	46,211	4,621,099	—	—	4,621,099

Repurchase/redemption of capital stock	(29,028)	(2,902,824)	—	—	(2,902,824)

Net shares reclassified to mandatorily redeemable capital stock	(774)	(77,356)	—	—	(77,356)

Comprehensive income:

Net income	—	—	322,181	—	322,181

Other comprehensive loss:

Benefit Plans:

Amortization of net loss	—	—	—	780	780

Amortization of net prior service credit	—	—	—	(544)	(544)
Amortization of net transition obligation	—	—	—	30	30

Total comprehensive income	—	—	—	—	322,447

Cash dividends on capital stock	—	—	(268,572)	—	(268,572)

BALANCE, September 30, 2007	74,127	$7,412,717	$459,985	$(4,271)	$7,868,431

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$322,181	$319,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	118,691	20,356
Net premiums and discounts on investments	(3,986)	(1,917)
Net premiums and discounts on mortgage loans	(669)	(181)
Concessions on consolidated obligation bonds	23,526	22,227
Net deferred loss on derivatives	231	272
Premises and equipment	1,847	1,706
Capitalized software	3,384	3,250
Other	(8,664)	(10,593)
Provision for credit losses on mortgage loans held for the portfolio	72	115
Gain due to early extinguishment of debt	(234)	(259)
Gain on disposal of premise and equipment	—	(2)
Gain due to change in net fair value adjustment on derivative and hedging activities	(316,585)	(109,492)
Net change in:
Trading securities	(19,723)	683,355
Accrued interest receivable (excluding derivative accrued interest)	(84,372)	(30,566)
Other assets	(8,322)	(6,248)
Affordable Housing Program (AHP) liability	16,646	21,940
Accrued interest payable (excluding derivative accrued interest)	256,377	147,922
Payable to REFCORP	9,679	6,979
Other liabilities	16,150	32,327

Total adjustments	4,048	781,191

Net cash provided by operating activities	326,229	1,100,965

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(28,878)	(406,493)
Federal funds sold	(10,520,000)	(551,500)
Deposits to other FHLBanks for mortgage loan programs	1,458	—
Held-to-maturity securities:
Proceeds	2,173,219	3,070,047
Purchases	(3,123,199)	(2,944,611)
Advances:
Proceeds from principal collected	130,542,484	132,377,334
Made	(167,285,569)	(132,772,371)
Mortgage loans held for portfolio:
Proceeds from principal collected	292,794	270,899
Purchases	(794,094)	(461,663)
Capital expenditures:
Purchase of premises and equipment	(1,177)	(613)
Purchase of software	(2,307)	(1,190)

Net cash used in investing activities	(48,745,269)	(1,420,161)

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30,
	2007	2006
FINANCING ACTIVITIES
Net change in:
Deposits	1,092,011	(477,524)
Securities sold under agreement to repurchase	(500,000)	—
Proceeds from issuance of consolidated obligations:
Discount notes	601,880,639	354,926,926
Bonds	81,327,796	39,735,263
Bonds transferred from other FHLBanks	—	67,518
Payments for debt issuance costs	(20,368)	(21,706)
Payments for maturing and retiring consolidated obligations:
Discount notes	(576,251,056)	(359,592,484)
Bonds	(60,465,616)	(34,240,206)
Proceeds from issuance of capital stock	4,621,099	3,059,623
Payments for repurchase/redemption of capital stock	(2,902,824)	(2,883,639)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(122,483)	(22,863)
Cash dividends paid	(256,762)	(226,293)

Net cash provided by financing activities	48,402,436	324,615

Net (decrease) increase in cash and cash equivalents	(16,604)	5,419

Cash and cash equivalents at beginning of the period	28,671	13,345

Cash and cash equivalents at end of the period	$12,067	$18,764

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$4,853,316	$4,295,480

AHP assessments paid, net	$20,410	$19,034

REFCORP assessments paid	$70,866	$72,966

Noncash investing and financing activities:
Dividends declared but not paid	$99,019	$89,428

Net shares reclassified to mandatorily redeemable capital stock	$77,356	$1,530

Securities acquired with accrued liabilities	$149,997	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (the “Bank”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2007, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Bank’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2007 (“Form 10-K”).

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2006 audited financial statements. There have been no significant changes to these policies as of September 30, 2007.

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

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Bank does not expect the adoption of FSP FIN 39-1 to have a material effect on its financial condition or results of operations.

Note 3—Mortgage Loans Held for Portfolio

Both the Mortgage Partnership Finance® (“MPF®”) Program and the Mortgage Purchase Program (“MPP”) involve investment by the Bank in mortgage loans that are purchased directly from participating financial institutions (“PFIs”). The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of September 30, 2007	As of December 31, 2006
Mortgage loans held for portfolio:
Fixed medium-term* single-family mortgages	$971,475	$1,042,481
Fixed long-term single-family mortgages	2,519,929	1,941,919
Multifamily mortgages	23,373	24,063

Total unpaid principal balance	3,514,777	3,008,463
Premiums	13,885	14,168
Discounts	(21,636)	(17,578)
Deferred loan costs, net	(5)	—
SFAS 133** adjustments	(312)	(880)

Total	$3,506,709	$3,004,173

  *Medium-term is defined as a term of 15 years or less.

** SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding (in thousands):

	As of September 30, 2007	As of December 31, 2006
Government-insured loans	$250,899	$103,437
Conventional loans	3,263,878	2,905,026

Total unpaid principal balance	$3,514,777	$3,008,463

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of September 30, 2007 and December 31, 2006, the Bank had no recorded investments in impaired mortgage loans.

The activity in the allowances for credit losses was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$685	$494	$774	$557
Provision for credit losses	161	178	72	115

Balance, end of period	$846	$672	$846	$672

As of September 30, 2007 and December 31, 2006, the Bank had $1.7 million and $1.6 million of nonaccrual loans, respectively. Generally, only government-guaranteed loans continue to accrue interest after delinquency of 90 days or more.

Note 4—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of September 30, 2007	As of December 31, 2006
Year of contractual maturity:

Overdrawn demand deposit accounts	$2,031	$699

Due in one year or less	40,964,041	36,478,661
Due after one year through two years	15,094,590	18,351,050
Due after two years through three years	22,661,072	10,350,987
Due after three years through four years	23,921,229	6,871,301
Due after four years through five years	14,231,330	6,870,784
Due after five years	21,782,451	22,990,520

Total par value	138,656,744	101,914,002
Deferred commitment fees	(1,226)	—
Discount on AHP advances	(12,934)	(13,070)
Discount on EDGE* advances	(13,023)	(12,761)
SFAS 133 hedging adjustments	663,537	(411,836)

Total	$139,293,098	$101,476,335

* The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of September 30, 2007
Year of contractual maturity or next conversion date:

Overdrawn demand deposit accounts	$2,031

Due in one year or less	58,126,516
Due after one year through two years	21,028,595
Due after two years through three years	22,582,862
Due after three years through four years	23,145,154
Due after four years through five years	9,126,125
Due after five years	4,645,461

Total par value	$138,656,744

The Bank has never experienced any credit losses on advances to a member. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management. No advance was past due as of September 30, 2007 or December 31, 2006.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of September 30, 2007	As of December 31, 2006
Par value of advances:
Fixed-rate	$55,992,133	$42,736,147
Variable-rate	82,664,611	59,177,855

Total	$138,656,744	$101,914,002

Note 5—Deposits

The following table details deposits with the Bank that are interest-bearing and non-interest bearing (in thousands):

	As of September 30, 2007	As of December 31, 2006
Interest-bearing deposits:
Demand and overnight	$5,659,244	$4,445,172
Term deposits of $100,000 or more	2,500	13,215
Term deposits less than $100,000	—	10
Other	31,041	142,359

Total interest-bearing deposits	5,692,785	4,600,756

Noninterest-bearing deposits:
Pass-through deposit reserves	19,694	19,712

Total noninterest-bearing deposits	19,694	19,712

Total	$5,712,479	$4,620,468

Note 6—Consolidated Obligations

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

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of September 30, 2007	As of December 31, 2006
Par value of consolidated bonds:
Fixed-rate	$118,872,680	$98,016,465
Step-up	12,501,050	16,337,550
Simple variable-rate	9,451,900	4,801,900
Variable capped floater	1,458,875	1,838,875
Fixed that converts to variable	464,950	1,079,450
Zero-coupon	659,060	832,760
Variable that converts to fixed	490,000	170,000
Inverse floating-rate	24,500	24,500

Total	$143,923,015	$123,101,500

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of September 30, 2007		As of December 31, 2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of contractual maturity:
Due in one year or less	$55,456,895	4.76%	$38,957,115	4.25%
Due after one year through two years	33,621,015	4.98%	37,843,965	4.66%
Due after two years through three years	20,137,055	5.00%	13,362,175	4.56%
Due after three years through four years	6,255,900	5.04%	8,758,745	4.61%
Due after four years through five years	6,380,000	5.23%	5,359,100	4.82%
Due after five years	22,072,150	5.09%	18,820,400	4.88%

Total par value	143,923,015	4.93%	123,101,500	4.56%
Premiums	20,402		24,997
Discounts	(381,730)		(429,583)
SFAS 133 hedging adjustments	(100,730)		(627,904)
Deferred net losses on terminated derivatives	(1,143)		(1,374)

Total	$143,459,814		$122,067,636

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of September 30, 2007	As of December 31, 2006
Par value of consolidated bonds:
Noncallable	$54,403,190	$39,511,725
Callable	89,519,825	83,589,775

Total	$143,923,015	$123,101,500

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of September 30, 2007
Year of contractual maturity or next call date:
Due in one year or less	$107,753,795
Due after one year through two years	16,485,265
Due after two years through three years	7,523,055
Due after three years through four years	2,796,900
Due after four years through five years	671,000
Due after five years	8,693,000

Total par value	$143,923,015

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (in thousands):

	Book Value	Par Value
As of September 30, 2007	$30,657,457	$30,849,627

As of December 31, 2006	$4,934,073	$4,952,285

Note 7—Capital and Mandatorily Redeemable Capital Stock

Capital Requirements. The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of September 30, 2007		As of December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$962,663	$8,043,280	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.22%	4.00%	4.54%
Total regulatory capital	$7,628,836	$8,043,280	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.33%	5.00%	6.81%
Leverage capital	$9,536,044	$12,064,920	$7,037,922	$9,590,819

Mandatorily Redeemable Capital Stock. The following table provides the number of members that attained nonmember status and the number of nonmembers for which the Bank has completed the repurchase/redemption of mandatorily redeemable capital stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Beginning of period	11	7	9	7
Attainment of nonmember status	12	—	16	2
Repurchase/redemption during the period	(1)	—	(3)	(2)

End of period	22	7	22	7

The Bank’s activity for mandatorily redeemable capital stock was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance, beginning of period	$226,511	$132,224	$215,705	$143,096
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	31,416	—	77,356	1,530
Repurchase/redemption of mandatorily redeemable capital stock during the period	(87,349)	(10,461)	(122,483)	(22,863)

Balance, end of period	$170,578	$121,763	$170,578	$121,763

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by an nonmember):

	As of September 30, 2007	As of December 31, 2006
Contractual year of redemption:

Due in one year or less	$111,103	$187,953
Due after one year through two years	3,950	23,573
Due after two years through three years	788	360
Due after three years through four years	1,413	627
Due after four years through five years	6,977	225
Due after five years	46,347	2,967

	$170,578	$215,705

Note 8—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$200	$217	$600	$475
Interest cost	150	133	450	307
Amortization of prior service credit	(32)	(32)	(94)	(94)
Amortization of net loss	150	141	450	285

Net periodic cost	$468	$459	$1,406	$973

Components of the net periodic benefit cost for the Bank’s postretirement health benefit plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$147	$185	$441	$555
Interest cost	133	158	399	475
Net transition obligation	10	11	30	32
Amortization of prior service credit	(150)	—	(450)	—
Amortization of net loss	110	125	330	374

Net periodic cost	$250	$479	$750	$1,436

Note 9—Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 14 to the 2006 audited financial statements included in the Bank’s Form 10-K.

Net (losses) gains on derivatives and hedging activities was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Gains related to fair-value hedge ineffectiveness	$19,180	$17,080	$25,528	$39,808
(Losses) gains on SFAS 133 non-qualifying hedges and other	(91,996)	(109,622)	(35,426)	51,071

Net (losses) gains on derivatives and hedging activities	$(72,816)	$(92,542)	$(9,898)	$90,879

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value and SFAS 133 non-qualifying hedging (in thousands):

	As of September 30, 2007		As of December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$218,927,126	$(772,571)	$164,868,741	$(245,987)
SFAS 133 non-qualifying	7,965,123	(155,936)	7,447,836	(130,852)
Interest-rate swaptions:
SFAS 133 non-qualifying	115,000	6,514	345,000	7,227
Interest-rate caps/floors:
SFAS 133 non-qualifying	3,954,000	13,065	3,039,000	7,045
Interest-rate forwards:
SFAS 133 non-qualifying	1,500	21	1,500	51
Mortgage delivery commitments:
SFAS 133 non-qualifying	5,293	(5)	5,312	(15)

Total	$230,968,042	$(908,912)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(908,912)		$(362,531)
Accrued interest		355,085		51,572

Net derivative balances		$(553,827)		$(310,959)

Net derivative assets balance		$160,859		$259,024
Net derivative liabilities balance		(714,686)		(569,983)

Net derivative balances		$(553,827)		$(310,959)

The fair values of bifurcated derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of September 30, 2007	As of December 31, 2006
Host contract:
Advances	$2,365	$(2,405)
Callable bonds	755	1,635

Total	$3,120	$(770)

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

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing favorable interest rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.

As of September 30, 2007 and December 31, 2006, the Bank’s maximum credit risk, as defined above, was approximately $160.9 million and $259.0 million, respectively. These totals include $215.4 million and $100.6 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for derivatives totaled $92.5 million and $212.0 million as of September 30, 2007 and December 31, 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Note 10—Commitments and Contingencies

As described in Note 6, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Board, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $973.8 billion and $823.9 billion at September 30, 2007 and December 31, 2006, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2007	As of December 31, 2006
Outstanding notional (in thousands)	$4,670,864	$1,437,718
Original terms	Less than three months to 15 years	1-15 years
Final expiration year	2018	2017

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amounted to $14.9 million and $5.1 million as of September 30, 2007 and December 31, 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $5.3 million as of September 30, 2007 and December 31, 2006, and are generally for periods not to exceed 45 days.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2007 and December 31, 2006, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $283.7 million and $238.4 million, respectively, which can be sold or repledged.

As of September 30, 2007, the Bank committed to issue $2.3 billion (par value) of consolidated obligation bonds of which $2.0 billion were hedged with associated interest rate swaps, and $20.0 million (par value) of consolidated obligation discount notes that had traded but not settled.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not, as of the date of the financial statements, anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 11—Transactions with Members and their Affiliates and with Housing Associates

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, which held 30.6 percent of the Bank’s total regulatory capital stock as of September 30, 2007, was considered a related party. Total advances outstanding to this member were $51.1 billion and $28.2 billion as of September 30, 2007 and December 31, 2006, respectively. Total deposits held in the name of this member were $557.6 million and $50.8 million as of September 30, 2007 and December 31, 2006, respectively. No mortgage loans were acquired from this member during the nine months ended September 30, 2007 and 2006. Total mortgage-backed securities (“MBS”) acquired from this member were $860.2 million and $1.3 billion, respectively, for the three- and nine-month periods ended September 30, 2007, compared to $59.0 million and $478.6 million for the same periods ended September 30, 2006.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three- and nine-months ended September 30, 2007 and 2006. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2006.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases single-family mortgage loans from members, makes grants and subsidized advances under its Affordable Housing Program (“AHP”), and provides correspondent banking services to members and eligible nonmembers. The consolidated obligations issued by the Office of Finance on behalf of the Federal Home Loan Banks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of consolidated obligations issued on its behalf and is jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank.

Financial Condition

As of September 30, 2007, total assets were $190.7 billion, an increase of $50.0 billion, or 35.5 percent, from December 31, 2006, primarily as a result of an increase in federal funds sold and advances. Advances, the largest asset on the Bank’s balance sheet, increased by $37.8 billion, or 37.3 percent, during this same period. The significant increase in advances during this period, substantially all of which increase occurred during the third quarter, primarily resulted from increased liquidity needs of the Bank’s members during the third quarter in light of unanticipated disruptions in the credit markets during that time. The Bank experienced demand from a variety of its member institutions, from credit unions to commercial lenders, and that activity was spread throughout the Bank’s district. Most of these new advances have a contractual maturity of four years or less.

As of September 30, 2007, total liabilities were $182.9 billion, an increase of $48.3 billion, or 35.9 percent, from December 31, 2006, primarily as a result of an increase in consolidated obligations. Consolidated obligations, the largest liability on the Bank’s balance sheet, increased by $47.1 billion, or 37.1 percent, during this same period. The significant increase in consolidated obligations during this period, substantially all of which increase occurred during the third quarter, corresponds to the Bank’s need to increase liquidity to fund the increased demand for advances by the Bank’s members during the period. Of the increase in consolidated obligations during the period, $25.7 billion, or 54.6 percent, occurred in discount notes.

As of September 30, 2007, total capital was $7.9 billion, an increase of $1.7 billion, or 27.5 percent, from December 31, 2006, primarily as a result of an increase in the Bank’s activity-based stock. The Bank increased its retained earnings during the third quarter of 2007 by $34.1 million. The Bank’s retained earnings balance was $460.0 million as of September 30, 2007. The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums.

Results of Operations

The Bank views return on equity (“ROE”) as the most important measure of profitability with net income as a second priority. ROE is a measure of a shareholder’s return on its investment in the Bank. While under the Bank’s current business model, net income fluctuates with interest rates, maintaining a minimum amount of net income is important to meet higher operating costs and to ensure that volatility associated with derivative accounting under GAAP can be absorbed with current income. In addition,

AHP and Resolution Funding Corporation (“REFCORP”) assessments are tied directly to income. The Bank attempts to provide a return on this investment, which, when combined with providing members with access to low-cost funding, will be competitive with comparable investments.

The Bank’s annualized ROE was 7.52 percent for the three months ended September 30, 2007, compared to 6.83 percent for the three months ended September 30, 2006, and its annualized return on average assets was 0.31 percent for the three months ended September 30, 2007, compared to 0.30 percent for the three months ended September 30, 2006. This increase in ROE was a result of the increase in net income, discussed below, partially offset by the increase in the Bank’s average capital during the period.

The Bank’s annualized ROE was 6.65 percent for the nine months ended September 30, 2007 as compared to 6.81 percent for the nine months ended September 30, 2006, and its annualized return on average assets was 0.28 percent and 0.30 percent for the nine-month periods ended September 30, 2007 and 2006, respectively. Although there was a slight increase in net income (0.75 percent) for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, ROE decreased during the period due to the 3.20 percent increase in the Bank’s average capital.

The Bank’s net income for the three months ended September 30, 2007 totaled $133.1 million, an increase of 20.0 percent from $111.0 million for the three months ended September 30, 2006. The significant increase in net income for the three months ended September 30, 2007 compared to the same period ended September 30, 2006 was due in part to an increase in net interest income resulting from the increase in advance demand. The increase, however, was offset partially by the two basis point decrease in interest rate spread. A substantial portion of the remaining increase in net income for the three-month period was due to the increase in other income, which resulted from the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities.

For the nine months ended September 30, 2007, net income totaled $322.2 million, an increase of 0.75 percent from $319.8 million for the nine months ended September 30, 2006. Net interest income increased slightly for the period, but the five basis point decline in interest rate spread during the period counteracted most of the gains resulting from the increased advance balance for the period.

The Bank’s interest rate spread decreased by two and five basis points for the three- and nine- month periods ended September 30, 2007, respectively, as compared to the corresponding periods ended September 30, 2006. The decreases in interest rate spread during the periods was primarily due to the increased volume of lower spread advances, and lower average investments in MBS due to the tightened MBS market. One basis point of the decrease was due to a reduction in the amount of interest expense moved to other income on SFAS 133 non-qualifying hedges when comparing the nine months ended September 30, 2007 and 2006.

Business Outlook

Although the Bank experienced a significant increase in demand for advances during the third quarter of 2007, if credit market disruptions continue to settle, the Bank does not expect that new advance activity will continue to increase at the same rate. In the current credit market, the Bank does not expect significant prepayments of advances and therefore anticipates a substantial increase in total assets at December 31, 2007, as compared to December 31, 2006. As these advances mature, members may or may not renew them depending on their needs at that time. Management expects that the increased asset levels will continue to have a positive effect on net income and ROE for 2007 and 2008, although management anticipates that this effect will be muted to an extent due to compressed interest rate spreads. In light of the fact that most of the new advances mature in four years or less, this positive net income effect may continue for some time, but will lessen as advances mature and are repaid. If disruptions in the credit market return, management expects that the Bank will serve once again as a source of liquidity to its members, which would result in increased advances.

The relationship between short- and long-term interest rates affects the Bank’s profitability. The two most unfavorable interest-rate scenarios are (1) a dramatic rise in short-term rates coupled with a modest or no increase in long-term rates and (2) a dramatic decrease in long-term rates coupled with little change in short-term rates. Under the first scenario the ability to generate additional returns by managing the interest-rate risk associated with retaining longer term assets and funding with shorter liabilities is limited. This environment, if sustained for a long period of time, could reduce the Bank’s ability to generate competitive returns. The second scenario would be expected to result in significant mortgage prepayments, which would result in lower investment yields.

Management expects to continue to use interest-rate derivatives to hedge the Bank’s MBS and mortgage portfolios. These derivatives assist in mitigating interest-rate and prepayment risk. However, to the extent that they do not qualify for hedge accounting treatment under GAAP, their use could result in earnings volatility. Management also uses derivative instruments to hedge other macro-level risks that do not qualify for hedge accounting treatment under GAAP. However, management seeks to contain the magnitude of mark-to-market adjustments by limiting the use of derivative instruments to hedge macro-level risks. Alternatively, management uses cash market liabilities that are not subject to mark-to-market requirements.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of September 30, 2007		As of December 31, 2006		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$139,293,098	73.04	$101,476,335	72.10	$37,816,763	37.27
Long-term investments	24,968,707	13.09	23,845,020	16.94	1,123,687	4.71
Federal funds sold	21,052,036	11.04	10,532,000	7.48	10,520,036	99.89
Mortgage loans, net	3,505,863	1.84	3,003,399	2.13	502,464	16.73
Interest-bearing deposits	828,402	0.43	800,982	0.57	27,420	3.42
Other assets	1,072,782	0.56	1,100,695	0.78	(27,913)	(2.54)

Total assets	$190,720,888	100.00	$140,758,431	100.00	$49,962,457	35.50

Consolidated obligations, net:
Bonds	$143,459,814	78.46	$122,067,636	90.70	$21,392,178	17.52
Discount notes	30,657,457	16.77	4,934,073	3.67	25,723,384	521.34
Deposits	5,712,479	3.12	4,620,468	3.43	1,092,011	23.63
Other liabilities	3,022,707	1.65	2,962,617	2.20	60,090	2.03

Total liabilities	$182,852,457	100.00	$134,584,794	100.00	$48,267,663	35.86

Capital stock	$7,412,717	94.21	$5,771,798	93.49	$1,640,919	28.43
Retained earnings	459,985	5.84	406,376	6.58	53,609	13.19
Accumulated other comprehensive loss	(4,271)	(0.05)	(4,537)	(0.07)	266	(5.86)

Total capital	$7,868,431	100.00	$6,173,637	100.00	$1,694,794	27.45

Advances

Advances were $139.3 billion at September 30, 2007, an increase of $37.8 billion, or 37.3 percent, from December 31, 2006. The increase in advances was due primarily to increased liquidity needs of the Bank’s members during disruptions in the credit markets during the third quarter. At September 30, 2007, 59.6 percent of the Bank’s advances were variable-rate, the majority of which were indexed primarily to the London Interbank Offered Rate (“LIBOR”). The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows:

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
September 30, 2007	$96.8 billion	69.9%
December 31, 2006	$64.7 billion	63.5%

Advances to Countrywide Bank, FSB, the Bank’s largest borrower, were $51.1 billion at September 30, 2007, representing 36.8 percent of the Bank’s total outstanding advances as of September 30, 2007. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

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

			Increase/ (Decrease)
	As of September 30, 2007	As of December 31, 2006	Amount	Percent
Short-term investments:
Interest-bearing deposits	$828,402	$800,982	$27,420	3.42
Federal funds sold	21,052,036	10,532,000	10,520,036	99.89

Total short-term investments	$21,880,438	$11,332,982	$10,547,456	93.07

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$4,201,848	$4,175,011	$26,837	0.64
Other FHLBanks’ bonds	277,851	280,488	(2,637)	(0.94)
State or local housing agency obligations	59,441	59,810	(369)	(0.62)
Held-to-maturity securities:
State or local housing agency obligations	124,968	107,180	17,788	16.60
Mortgage-backed securities:
U.S. agency obligations-guaranteed	50,638	65,882	(15,244)	(23.14)
Government-sponsored enterprises	2,078,061	2,160,861	(82,800)	(3.83)
Other	18,175,900	16,995,788	1,180,112	6.94

Total long-term investments	$24,968,707	$23,845,020	$1,123,687	4.71

As of September 30, 2007, total short-term investments were $21.9 billion, an increase of $10.5 billion from December 31, 2006. This increase was due primarily to an increase in federal funds sold due to higher amounts of liquidity at quarter-end resulting from increased consolidated obligation discount note issuance and the tightening of the MBS market during the third quarter.

As of September 30, 2007, total long-term investments were $25.0 billion, an increase of $1.1 billion from December 31, 2006. This increase was due primarily to a $1.1 billion, or 5.63 percent, increase in the Bank’s MBS portfolio.

The Finance Board limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank may not exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. On September 30, 2007, these investments amounted to 252.6 percent of the Bank’s total regulatory capital.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of September 30, 2007 and has determined that all unrealized losses were temporary and related to increases in interest rates. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered.

Mortgage Loans Held for Portfolio

Mortgage loans purchased from participating financial institutions under the MPP and MPF Program and loan participations purchased under the Affordable Multifamily Participation Program (“AMPP”) comprised 1.84 percent of the Bank’s total assets as of September 30, 2007, compared to 2.13 percent as of December 31, 2006. Although mortgage loans held for portfolio as a percentage of total assets decreased during this period because of the increase in total assets, the mortgage loan balance at September 30, 2007 increased by $502.5 million, or 16.7 percent, from the 2006 year-end balance. This is consistent with the Bank’s current plans for slow, modest growth in its mortgage loan portfolio with a strategic emphasis on MPP over the MPF Program. The Bank believes it will be able to fund this planned growth through the issuance of bullet and callable consolidated obligations. In 2006, the Bank ceased purchasing assets under AMPP but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

As of September 30, 2007 and December 31, 2006, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 91.3 percent of the $190.7 billion in total assets at September 30, 2007, a slight increase from the financing ratio of 90.2 percent as of December 31, 2006.

As of September 30, 2007, the Bank had outstanding consolidated bonds totaling $143.5 billion, compared to $122.1 billion as of December 31, 2006. Consolidated obligation bonds outstanding at September 30, 2007 and December 31, 2006 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert, in effect, the investor-defined terms of these debt instruments into terms more consistent with management’s funding strategies. Of the par value of $143.9 billion of consolidated obligation bonds outstanding as of September 30, 2007, $115.1 billion, or 80.0 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2006 was $99.2 billion, or 80.6 percent, of the total par value of consolidated obligation bonds.

As of September 30, 2007, the Bank had outstanding consolidated discount notes totaling $30.7 billion, compared to $4.9 billion as of December 31, 2006. The increase in consolidated obligation bonds and discount notes from December 31, 2006 to September 30, 2007 occurred primarily in the third quarter and was due to the Bank’s need to increase liquidity to fund the increased demand for advances by the Bank’s members during the period.

Deposits

The Bank offers demand and overnight deposits and a short-term deposit program to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. The interest-rate paid on term deposits is dependent upon the term of the deposit.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $5.7 billion as of September 30, 2007, compared to $4.6 billion as of December 31, 2006. Demand deposits comprised the largest percentage of deposits, representing 99.1 percent of total deposits as of September 30, 2007 compared to 96.2 percent as of December 31, 2006.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from its members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2007.

Other Liabilities

The $60.1 million, or 2.03 percent, increase in other liabilities to $3.0 billion at September 30, 2007 from the 2006 year-end balance was due primarily to:

•	a $256.4 million increase in accrued interest payable as a result of the increase in consolidated obligations,
•	a $144.7 million increase in derivative liabilities due to the interaction of interest rates on associated derivatives,
•	a $150.0 million increase in payables related to securities purchased but not yet delivered, and
•	a $500.0 million decrease in securities sold under agreement to repurchase due to the maturity of such securities during the third quarter of 2007.

Capital

As of September 30, 2007, the Bank had total capital of $7.9 billion, an increase of $1.7 billion, or 27.5 percent, from the 2006 year-end balance. An increase in advance balances that resulted in an increase in the Bank’s activity-based stock was the primary factor causing the increase in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and the Bank’s $170.6 million and $215.7 million in mandatorily redeemable capital stock at September 30, 2007 and December 31, 2006, respectively, is included in the line item “Total regulatory capital” in the table below.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of September 30, 2007		As of December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$962,663	$8,043,280	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.22%	4.00%	4.54%
Total regulatory capital	$7,628,836	$8,043,280	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.33%	5.00%	6.81%
Leverage capital	$9,536,044	$12,064,920	$7,037,922	$9,590,819

As of September 30, 2007, the Bank had capital stock subject to mandatory redemption from 22 members and former members, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of September 30, 2007 and December 31, 2006, the Bank’s activity-based stock included $41.7 million and $52.6 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income components for the three- and nine-month periods ended September 30, 2007 and 2006 and provides information regarding the changes during the periods (dollar amounts in thousands):

Components of Net Income

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2007	2006			2007	2006
Net interest income	$187,245	$170,387	$16,858	9.89	$504,079	$498,695	$5,384	1.08

Other income	20,276	6,714	13,562	202.00	12,288	11,841	447	3.78

Other expense	25,756	25,656	100	0.39	76,638	74,536	2,102	2.82

Total assessments	48,462	40,284	8,178	20.30	117,476	116,111	1,365	1.18

Net income	133,142	110,983	22,159	19.97	322,181	319,774	2,407	0.75

Net income increased during the three months ended September 30, 2007 compared to the same period ended September 30, 2006, as a result of an increase in both net interest income and other income. Net income was relatively flat for the nine months ended September 30, 2007 when compared to the same period ended September 30, 2006.

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

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities during the three- and nine-month periods ended September 30, 2007, compared to the same periods ended September 30, 2006 (dollar amounts in thousands). As noted in the tables below, during the three- and nine-month periods ended September 30, 2007 compared to the same periods ended September 30, 2006, interest rate spread decreased by two basis points and five basis points, respectively. The decreases in interest rate spread during the periods was primarily due to the increased volume of lower spread advances, and lower average investments in MBS due to the tightened MBS market. One basis point of the decrease was due to a reduction in the amount of interest expense moved to other income on SFAS 133 non-qualifying hedges when comparing the nine months ended September 30, 2007 and 2006.

Spread and Yield Analysis

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$16,714,860	$222,679	5.29%	$11,323,952	$152,952	5.36%
Interest-bearing deposits	999,932	13,720	5.44%	759,350	10,326	5.40%
Long-term investments (1)	23,476,592	301,803	5.10%	24,033,619	303,425	5.01%
Advances	120,384,709	1,669,410	5.50%	103,221,685	1,421,468	5.46%
Mortgage loans held for portfolio (2)	3,402,034	45,514	5.31%	3,036,802	39,293	5.13%
Loans to other FHLBanks	3,261	44	5.35%	4,967	68	5.43%

Total interest-earning assets	164,981,388	2,253,170	5.42%	142,380,375	1,927,532	5.37%

Allowance for credit losses on mortgage loans	(687)			(529)
Other assets	2,928,316			2,517,502

Total assets	$167,909,017			$144,897,348

Liabilities and Capital
Demand and overnight deposits	$5,934,648	76,736	5.13%	$4,002,711	52,465	5.20%
Term deposits	4,811	65	5.36%	25,198	325	5.12%
Other interest-bearing deposits	92,844	1,242	5.31%	216,145	2,908	5.34%
Short-term borrowings	15,833,877	202,819	5.08%	6,855,857	90,155	5.22%
Long-term debt	134,736,227	1,779,371	5.24%	123,719,696	1,603,096	5.14%
Other borrowings	407,465	5,692	5.54%	631,404	8,196	5.15%

Total interest-bearing liabilities	157,009,872	2,065,925	5.22%	135,451,011	1,757,145	5.15%

Noninterest-bearing deposits	28,353			26,289
Other liabilities	3,844,012			2,975,541
Total capital	7,026,780			6,444,507

Total liabilities and capital	$167,909,017			$144,897,348

Net interest income and net yield on interest-earning assets		$187,245	0.45%		$170,387	0.47%

Interest rate spread			0.20%			0.22%

Average interest-earning assets to interest-bearing liabilities			105.08%			105.12%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.

Spread and Yield Analysis

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$13,377,382	$532,451	5.32%	$10,096,170	$377,260	5.00%
Interest-bearing deposits	941,041	38,129	5.42%	678,674	25,806	5.08%
Long-term investments (1)	23,372,356	894,673	5.12%	24,238,935	909,465	5.02%
Advances	108,310,633	4,420,272	5.46%	101,247,750	3,824,973	5.05%
Mortgage loans held for portfolio (2)	3,224,818	128,000	5.31%	2,936,527	112,723	5.13%
Loans to other FHLBanks	1,172	47	5.36%	2,516	98	5.21%

Total interest-earning assets	149,227,402	6,013,572	5.39%	139,200,572	5,250,325	5.04%

Allowance for credit losses on mortgage loans	(701)			(535)
Other assets	2,725,939			2,312,354

Total assets	$151,952,640			$141,512,391

Liabilities and Capital
Demand and overnight deposits	$5,216,957	202,777	5.20%	$4,203,789	151,436	4.82%
Term deposits	8,161	322	5.28%	29,088	1,042	4.79%
Other interest-bearing deposits	139,979	5,572	5.32%	201,926	7,583	5.02%
Short-term borrowings	9,315,066	357,976	5.14%	7,410,665	269,407	4.86%
Long-term debt	126,623,067	4,918,100	5.19%	120,125,158	4,299,264	4.79%
Other borrowings	620,331	24,746	5.33%	638,490	22,898	4.79%

Total interest-bearing liabilities	141,923,561	5,509,493	5.19%	132,609,116	4,751,630	4.79%

Noninterest-bearing deposits	27,905			31,434
Other liabilities	3,521,240			2,593,137
Total capital	6,479,934			6,278,704

Total liabilities and capital	$151,952,640			$141,512,391

Net interest income and net yield on interest-earning assets		$504,079	0.45%		$498,695	0.48%

Interest rate spread			0.20%			0.25%

Average interest-earning assets to interest-bearing liabilities			105.15%			104.97%

Notes

(1)     Trading securities are included in the Long-term investments line at fair value.

(2)     Nonperforming loans are included in average balances used to determine average rate.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earnings assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the tables, changes in net interest income for the three months ended September 30, 2007, compared to the same period ended September 30, 2006, were primarily volume related. Changes in net interest income for the nine months ended September 30, 2007, compared to the same period ended September 30, 2006, were both rate and volume related.

Volume and Rate Table *

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 vs. 2006			2007 vs. 2006
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$71,847	$(2,120)	$69,727	$129,265	$25,926	$155,191
Interest-bearing deposits	3,300	94	3,394	10,536	1,787	12,323
Long-term investments	(7,104)	5,482	(1,622)	(32,935)	18,143	(14,792)
Advances	237,938	10,004	247,942	276,783	318,516	595,299
Mortgage loans held for portfolio	4,851	1,370	6,221	11,346	3,931	15,277
Loans to other FHLBanks	(23)	(1)	(24)	(54)	3	(51)

Total	310,809	14,829	325,638	394,941	368,306	763,247

Increase (decrease) in interest expense:
Demand and overnight deposits	24,990	(719)	24,271	38,669	12,672	51,341
Term deposits	(275)	15	(260)	(816)	96	(720)
Other interest-bearing deposits	(1,649)	(17)	(1,666)	(2,443)	432	(2,011)
Short-term borrowings	115,060	(2,396)	112,664	72,467	16,102	88,569
Long-term debt	145,002	31,273	176,275	240,255	378,581	618,836
Other borrowings	(3,089)	585	(2,504)	(666)	2,514	1,848

Total	280,039	28,741	308,780	347,466	410,397	757,863

Increase (decrease) in net interest income	$30,770	$(13,912)	$16,858	$47,475	$(42,091)	$5,384

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Other Income

The following table presents the components of other income (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Other income:

Service fees	$562	$565	$(3)	$1,892	$1,741	$151

Net gains (losses) on trading securities	92,538	98,661	(6,123)	19,723	(81,251)	100,974

Net (losses) gains on derivatives and hedging activities	(72,816)	(92,542)	19,726	(9,898)	90,879	(100,777)

Other	(8)	30	(38)	571	472	99

Total other income	$20,276	$6,714	$13,562	$12,288	$11,841	$447

The Bank’s net gains (losses) on trading securities and net (losses) gains on derivatives and hedging activities comprise the majority of other income. The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, during the three- and nine-month periods ended September 30, 2007 and 2006 was offset by market-value changes in the related derivatives. The overall changes in other income during the periods were caused primarily by the adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The net gains (losses) on trading securities for the three- and nine-month periods ended September 30, 2007 were due to falling interest rates in the portions of the yield curve pertaining to the maturities of these securities.

The following table details each of the components of net (losses) gains on derivatives and hedging activities, for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands). When hedging, both the derivative instrument and the related asset or liability are marked-to-market and net (losses) gains on derivatives and hedging activities reflects the degree of ineffectiveness in the hedging activity, which can be favorable or unfavorable to net income at any particular point. Net (losses) gains on derivatives and hedging activities also includes the interest component for hedging activity not qualifying for hedge accounting treatment under GAAP.

Net (Losses) Gains on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Positions	Total
Three Months Ended September 30, 2007
Interest-related	$—	$(2,467)	$(2,998)	$—	$—	$—	$25	$(5,440)

SFAS 133 qualifying fair value hedges	9,740	—	5	—	9,204	231	—	19,180

SFAS 133 non-qualifying fair value hedges	—	2,217	(89,493)	739	—	—	(19)	(86,556)

Total gains (losses)	$9,740	$(250)	$(92,486)	$739	$9,204	$231	$6	$(72,816)

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Positions	Total
Three Months Ended September 30, 2006
Interest-related	$—	$(1,581)	$(3,890)	$—	$—	$—	$28	$(5,443)

SFAS 133 qualifying fair value hedges	20,696	—	—	—	(3,616)	—	—	17,080

SFAS 133 non-qualifying fair value hedges	—	(2,683)	(101,546)	72	—	—	(22)	(104,179)

Total gains (losses)	$20,696	$(4,264)	$(105,436)	$72	$(3,616)	$—	$6	$(92,542)

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Intermediary Positions	Total
Nine Months Ended September 30, 2007
Interest-related	$—	$(6,379)	$(12,033)	$—	$—	$—	$77	$(18,335)

SFAS 133 qualifying fair value hedges	19,664	—	5	—	5,628	231	—	25,528

SFAS 133 non-qualifying fair value hedges	—	3,213	(20,669)	446	—	—	(81)	(17,091)

Total gains (losses)	$19,664	$(3,166)	$(32,697)	$446	$5,628	$231	$(4)	$(9,898)

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligation Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
Nine Months Ended September 30, 2006
Interest-related	$—	$(3,559)	$(29,198)	$—	$—	$—	$82	$(32,675)

SFAS 133 qualifying fair value hedges	36,322	—	—	—	3,486	—	—	39,808

SFAS 133 non-qualifying fair value hedges	—	4,012	80,114	(223)	—	—	(157)	83,746

Total gains (losses)	$36,322	$453	$50,916	$(223)	$3,486	$—	$(75)	$90,879

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net interest income	$187,245	$170,387	$504,079	$498,695

Interest components of hedging activities included in net interest income:
Hedging advances	$176,930	$172,045	$491,647	$388,387
Hedging consolidated obligations	(106,076)	(235,415)	(324,401)	(580,497)
Hedging related amortization	(320)	(8,526)	(15,093)	(37,892)

Net increase (decrease) in net interest income	$70,534	$(71,896)	$152,153	$(230,002)

Interest components of derivative activity included in other income:
Purchased options	$327	$1,364	$981	$4,739
Synthetic macro funding	(2,794)	(2,945)	(7,360)	(8,298)
Trading securities	(2,998)	(3,890)	(12,033)	(29,198)
Other	25	28	77	82

Net decrease in other income	$(5,440)	$(5,443)	$(18,335)	$(32,675)

Non-interest Expense

Non-interest expense during the three- and nine-month periods ended September 30, 2007 increased 12.6 percent and 1.82 percent, respectively, compared to the same periods ended September 30, 2006. The increase during the three months ended September 30, 2007 was due primarily to increased AHP and REFCORP assessments. The REFCORP assessment is established as a fixed percent of GAAP net income, and AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity). The increase during the nine months ended September 30, 2007 was due primarily to an increase in AHP and REFCORP assessments and an increase in operating expenses caused by an increase in salary and benefits expense.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. In addition, Finance Board regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at September 30, 2007.

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which enjoy government-sponsored enterprise status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for a long period. Historically, the FHLBanks have had excellent capital market access.

During the credit market disruption that occurred during the third quarter of 2007, the Bank increased its liquidity through the capital markets to meet member advance demand. If credit market disruptions continue to settle, the Bank does not anticipate its liquidity needs will increase at that same rate. If disruptions in the credit market return, management expects that the Bank once again will serve as a source of liquidity to is members and that it will meet this increased liquidity demand through increased consolidation obligation issuance. In addition, at September 30, 2007, the Bank held an increased amount of federal funds sold, a source of liquidity for the Bank. A number of factors could influence whether the Bank’s federal funds sold balance will continue in that amount, such as member advance demand and the availability and quality of the MBS market.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Additionally, the FHLBank Act authorizes the Secretary of Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977.

The Bank is jointly and severally liable with each and all of the other FHLBanks for the payment of principal and interest on consolidated obligation of all the FHLBanks. On October 10, 2007, FHLBank Chicago disclosed that it had entered into a consensual cease and desist order with the Finance Board, which concurrently terminated its prior written agreement with the Finance Board. Pursuant to FHLBank Chicago’s disclosure, the order states that the Finance Board has determined that requiring FHLBank Chicago to take the actions specified in the order will “improve the condition and practices of FHLBank Chicago, stabilize its capital, and provide FHLBank Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board.”

FHLBank Chicago also disclosed that the order places several requirements on it:

•

FHLBank Chicago must maintain a ratio of regulatory capital (including subordinated debt) to total assets of at least 4.5 percent, and a minimum total level of the sum of capital stock plus subordinated debt of $3.6 billion.

•

FHLBank Chicago may not redeem or repurchase any capital stock from members without prior approval from the Finance Board; the Finance Board can approve redemptions or repurchases if they determine that such actions would be consistent with maintaining the capital adequacy of the Bank.

•	Dividend declarations are subject to the prior written approval of the Finance Board.

•	FHLBank Chicago will review and revise its market risk management policies, and commission periodic independent reviews of the effectiveness of its market risk management.

•	FHLBank Chicago will submit a Capital Structure Plan to the Finance Board outlining a conversion under the GLB Act, along with strategies for implementing the Plan.

Based on its knowledge, management of the Bank does not believe that these developments should affect the Bank’s individual liability on the FHLBanks’ outstanding consolidated obligations.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks
•	The Bank has outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at

September 30, 2007 or December 31, 2006. As of September 30, 2007, the FHLBanks had $1.1 trillion in aggregate par value of consolidated obligations issued and outstanding, $174.8 billion of which was attributable to the Bank.

As of September 30, 2007, the Bank had outstanding standby letters of credit of approximately $4.7 billion with original terms of less than three months to 15 years, with the longest final expiration in 2018. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to a collateralized advance to the member. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Contractual Obligations

Consolidated obligation bonds increased by $21.4 billion, or 17.5 percent, from December 31, 2006 to September 30, 2007. Additional information on the Bank’s consolidated obligation bonds is included in Note 6 to the interim financial statements included in this Form 10-Q.

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

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Bank does not expect the adoption of FSP FIN 39-1 to have a material effect on its financial condition or results of operations.

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

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of September 30, 2007		As of December 31, 2006
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value	$104,775,654	$(677,247)	$66,304,379	$384,970
SFAS 133 non-qualifying	829,150	(1,566)	1,236,900	2,366

Total	105,604,804	(678,813)	67,541,279	387,336

Investments:
Fair value	100,000	(32)	—	—
SFAS 133 non-qualifying	8,975,306	(131,395)	8,461,216	(115,875)

Total	9,075,306	(131,427)	8,461,216	(115,875)

MPF/MPP loans:
Stand alone delivery commitments	5,293	(5)	5,312	(15)

Total	5,293	(5)	5,312	(15)

Consolidated obligation bonds:
Fair value	113,329,149	(94,987)	98,564,362	(630,957)
SFAS 133 non-qualifying	1,779,500	(3,449)	629,500	(3,230)

Total	115,108,649	(98,436)	99,193,862	(634,187)

Consolidated obligation discount notes:
Fair value	722,323	(305)	—	—

Total	722,323	(305)	—	—

Intermediary positions:
Intermediaries	451,667	74	505,720	210

Total	451,667	74	505,720	210

Total notional and fair value	$230,968,042	$(908,912)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(908,912)		$(362,531)
Accrued interest		355,085		51,572

Net derivative balance		$(553,827)		$(310,959)

Net derivative assets balance		$160,859		$259,024
Net derivative liabilities balance		(714,686)		(569,983)

Net derivative balance		$(553,827)		$(310,959)

Bank policy requires the Bank to maintain its effective duration of equity within a range of +60 months to – 60 months, assuming current interest rates, and within a range of +84 months to – 84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points. The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy.

Effective Duration Exposure (In months)
	As of September 30, 2007			As of December 31, 2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	5.4	5.6	3.9	6.7	6.8	5.0
Liabilities	4.9	5.0	4.6	5.9	6.0	5.2
Equity	18.4	20.6	(12.3)	26.6	24.1	(0.5)
Effective duration gap	0.5	0.6	(0.7)	0.8	0.8	(0.2)

As shown in the table above, the Bank’s base case effective duration gap and effective duration of equity decreased from December 31, 2006 to September 30, 2007. These measures were lower at September 30, 2007 because of management’s efforts to reduce the Bank’s effective duration of equity slightly and take advantage of lower long-term interest rates.

Management has determined that it would be prudent to consider interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of September 30, 2007.

	Additional Duration Exposure Scenarios (In months) As of September 30, 2007
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	5.5	5.6	5.7	5.6	5.4	5.0	4.4
Liabilities	5.0	5.1	5.2	5.0	4.8	4.6	4.5
Equity	19.0	17.9	18.3	20.6	21.6	14.2	0.9
Effective duration gap	0.5	0.5	0.5	0.6	0.6	0.4	(0.1)

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. As shown in the table below, the Bank’s base case market value of equity was approximately $7.4 billion and $6.1 billion as of September 30, 2007 and December 31, 2006, respectively. Although the Bank’s base case effective duration gap decreased, the market value of equity increased due primarily to the Bank’s increased capital.

Market Value of Equity (In millions)
	As of September 30, 2007			As of December 31, 2006

	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$189,459	$191,233	$192,805	$140,380	$141,989	$143,389
Liabilities	182,276	183,819	185,263	134,496	135,848	137,126
Equity	7,183	7,414	7,542	5,884	6,141	6,263

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

As of September 30, 2007, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Internal Control Over Financial Reporting

During the third quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

The only matter on which shareholders are entitled to vote is the annual election of directors, which took place in the third quarter of 2007. Voting and nominating rights with respect to the election of directors are established by 12 U.S.C. § 1427 and 12 C.F.R 915, et seq.

The record date for the Bank’s 2007 director elections to fill the elective directorships becoming available on January 1, 2008 (one in Florida, one in Georgia, and one in Maryland) was December 31, 2006. Bank members in Florida elected one director, members in Maryland elected one director, and one director was declared elected pursuant to Finance Board regulations.

Of the 286 members eligible to vote in the 2007 Florida directorship elections, 133 members participated, casting a total of 1,934,350 votes. Of the 129 members eligible to vote in the Maryland directorship election, 57 members participated, casting a total of 628,917 votes. The table below shows the individuals who were elected during the 2007 elections, as well as the number of votes received by such individual. These directorships have terms beginning January 1, 2008, and ending December 31, 2010.

Name	Member(s)	Votes Received
Miriam Lopez	TransAtlantic Bank Miami, Florida	446,380

John M. Bond, Jr. (incumbent)	The Columbia Bank Columbia, Maryland	400,119

Brian D. Schmitt	The PrivateBank Atlanta, Georgia	Sole Nominee-- no election

On September 28, 2007, the Bank declared elected the above candidates.

Because Mr. Schmitt was the only nominee who accepted nomination for the Georgia directorship, the directorship was filled without an election. On October 2, 2007, Mr. Schmitt informed the Bank that he would be unable to serve on the Bank’s board of directors because of scheduling conflicts. In accordance with the Federal Home Loan Bank Act, the Bank’s board of directors will elect a director to fill that vacancy as of January 1, 2008.

Because all director terms expire on December 31, all of the directors who were serving on the board before and during the 2007 election of directors continue to serve on the board immediately following the election, although those directors whose terms expire on December 31, 2007 and who were not reelected will no longer serve on the board after that date. Each current director, and his or her term of office, is listed in the table below.

Directors in Elected Directorships:		Term Expiration December 31,
Alabama
W. Russell Carothers, II	Citizens Bank of Winfield	2009
Bedford Kyle Goodwin, III	First Financial Bank	2009
District of Columbia
Thomas H. Webber, III	IDB-IIC Federal Credit Union	2009

Florida

Jerry J. Williams	Orion Bank	2007

Georgia

R. Bradford Burnette	The Park Avenue Bank	2007

Maryland

John M. Bond, Jr.	The Columbia Bank	2007	*

North Carolina

K. Reid Pollard	Randolph Bank & Trust Co.	2008

Frederick Willetts, III	Cooperative Bank	2008

South Carolina

J. Thomas Johnson	First Community Bank	2009

Virginia

Scott C. Harvard	Shore Bank	2008

Directors in Appointed Directorships:

Mary Joy Drass		2008
F. Gary Garczynski		2008
William C. Handorf		2009
LaSalle D. Leffall, III		2008
Wilma Money Sherrill		2007
James V. Stanton		2007
Robert L. Strickland		2009

*	Director was reelected and will begin a three-year term beginning January 1, 2008.

Item 5.        Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

3.2	Revised and Restated Bylaws of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.2 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on September 27, 2006.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: November 8, 2007	By	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and
Chief Executive Officer

	By	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and Chief Financial Officer