Form 10-K
period 2007-12-31
Federal Home Loan Bank of Atlanta
filed 2008-03-27
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2007, the aggregate par value of the stock held by current and former members of the registrant was approximately $6,069,349,500, and 60,693,495 total shares were outstanding as of that date. At January 31, 2008, 77,139,701 total shares were outstanding.

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

•

Changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in generally accepted accounting principles in the United States of America, or “GAAP,” and related industry practices and standards, or the application thereof

•

Political, national, and world events, including acts of war, terrorism, natural disasters or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulator, and/or investors in the consolidated obligations of the 12 FHLBanks

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

•

Other factors and other information discussed herein under the caption “Risk Factors” and elsewhere in this Report, as well as information included in the Bank’s future filings with the Securities and Exchange Commission (“SEC”).

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

All written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. The Bank has no obligation and does not undertake publicly to update, revise, or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which these statements otherwise are made, whether as a result of new information, future events, or otherwise, except as otherwise may be required by law.

PART I.

Item 1.	Business.

Overview

The Bank is a federally chartered corporation organized in 1932 and one of 12 district FHLBanks. The FHLBanks, along with the Finance Board and the Federal Home Loan Banks Office of Finance (“Office of Finance”), comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (“GSEs”) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions and insurance companies chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s stock is owned entirely by current or former members and is not publicly traded. As of December 31, 2007, the Bank’s membership totaled 1,217 financial institutions, comprising 898 commercial banks, 130 savings banks, 46 thrifts, 132 credit unions, and 11 insurance companies.

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

As of December 31, 2007, the Bank had total assets of $189.7 billion, total advances of $142.9 billion, total deposits of $7.1 billion, total consolidated obligations of $170.6 billion, and a retained earnings balance of $468.8 million. The Bank’s net income for the year ended December 31, 2007 was $444.9 million. The Bank’s credit rating as of December 31, 2007 was AAA as determined by Standard & Poor’s Rating Services (“S&P”) and Aaa as determined by Moody’s Investors Service (“Moody’s”).

The Finance Board, an independent agency in the executive branch of the United States government, supervises and regulates the Bank to ensure that it carries out its housing finance mission, remains adequately capitalized, is able to raise funds in the capital markets, and operates in a financially safe and sound manner. The Finance Board established the Office of Finance, a joint office of the 12 FHLBanks, which facilitates the issuing and servicing of the consolidated obligations.

Products and Services

The Bank’s products and services include the following:

•	Credit Products

•	Mortgage Loan Purchase Programs

•	Community Investment Services

•	Cash Management and Other Services

Credit Products

The credit products that the Bank offers to its members include both advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called housing associates. The book value of the Bank’s outstanding advances was $142.9 billion and $101.5 billion as of December 31, 2007 and 2006, respectively. Advances represented approximately 75.3 percent, 72.1 percent and 70.7 percent of total assets as of December 31, 2007, 2006 and 2005, respectively, and generated 74.5 percent, 73.1 percent and 68.7 percent of total interest income for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Bank obtains a security interest in eligible collateral to secure a member’s advance prior to the time it originates or renews an advance. Eligible collateral is defined by the Bank’s credit and collateral policy, the FHLBank Act, and Finance Board regulations. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank also may require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

The Bank assesses member creditworthiness and financial condition typically on a quarterly basis to determine the term and maximum dollar amount of the advances the Bank will lend to a particular member. In addition, the Bank discounts eligible collateral and periodically revalues the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

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

The following table describes the most common, standard advance products that the Bank offered at December 31, 2007:

Product	Description	Maturity	Percent of Advances
Adjustable Rate Credit (ARC Advance)	Long-term financing with rate resets at periodic intervals	Up to 10 years	10.8
Fixed Rate Credit (FRC Advance)	Fixed-rate funds with principal due at maturity	From one month to 10 years; may be shorter or longer if requested	10.7
Daily Rate Credit	Short-term funding with rate resets on a daily basis; similar to federal funds lines	From one day to 24 months	2.8

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

Convertible Advance. The Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank’s option can be Bermudan or European. The Bank offers this product with a maturity of up to 15 years with options from three months to 15 years.

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

The following table sets forth the par amount of these customized advances outstanding (in thousands):

	As of December 31,
	2007	2006
Callable advances	$90,000	$4,000
Hybrid advances	60,581,900	28,988,300
Convertible advances	30,105,085	24,034,230
Capped/floor advances	21,233,500	5,755,500
Expander advances	1,441,600	559,000

The Bank establishes interest rates on advances using the Bank’s cost of funds and the interest-rate swap market. Historically, the Bank has used a tiered methodology, establishing interest rates on advances based upon the amount of the advance, which determined into which rate tier the advance fell. As of January 1, 2008, the Bank discontinued this tiered methodology and now establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in all advance transactions except Daily Rate Credit advances and one type of ARC advance. With respect to callable advances, prepayment fees apply to prepayments on a date other than an option exercise date(s). As required by Finance Board regulations, the prepayment fee is intended to make the Bank economically indifferent to a borrower’s decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

In addition to making advances to member institutions, the Bank makes advances to “housing associates”—nonmembers that are approved mortgagees under Title II of the National Housing Act. Housing associates must be legally chartered and subject to inspection and supervision by a governmental agency. Additionally, their principal activity in the mortgage field must be the lending of their own funds. Housing associates are not subject to certain provisions of the FHLBank Act applicable to members, such as the capital stock purchase requirements. However, with respect to advances, housing associates generally are subject to similar regulatory and policy lending requirements, except that most advances to housing associates are collateralized by cash and securities. Advances to housing associates represented $8.3 million and $21.6 million of the outstanding advances as of December 31, 2007 and 2006, respectively.

The following table presents information on the Bank’s 10 largest borrowers (in thousands):

10 Largest Borrowers As of December 31, 2007

Institution	City, State	Advances Par Value	Percentage of Total Advances	Weighted Average Interest Rate (*)
Countrywide Bank, FSB	Alexandria, VA	$47,675,000	34.00%	4.55%
SunTrust Bank	Atlanta, GA	9,077,995	6.47%	4.51%
Branch Banking and Trust Company	Winston Salem, NC	7,545,111	5.38%	4.30%
E*Trade Bank	Arlington, VA	6,967,600	4.97%	4.68%
Capital One, National Association	McLean, VA	6,000,000	4.28%	4.63%
BankUnited, FSB	Coral Gables, FL	5,699,350	4.06%	4.51%
Navy Federal Credit Union	Vienna, VA	4,429,290	3.16%	5.24%
Regions Bank	Birmingham, AL	3,697,409	2.64%	4.20%
Colonial Bank, National Association	Montgomery, AL	3,560,138	2.54%	4.44%
Compass Bank	Birmingham, AL	2,930,878	2.09%	4.90%
Subtotal (10 largest borrowers)		97,582,771	69.59%	4.58%
Subtotal (all other borrowers)		42,646,934	30.41%	4.42%

Total		140,229,705	100.00%

*	The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and valuation methodology as it relates to its advance activity is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank during the term of the letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. The Bank had approximately $6.4 billion and $1.4 billion of outstanding standby letters of credit as of December 31, 2007 and 2006, respectively.

Mortgage Loan Purchase Programs

The Bank offers mortgage loan purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. The Finance Board has authorized the Bank to hold acquired member assets under the Mortgage Partnership Finance® Program (“MPF® Program”) and the Mortgage Purchase Program (“MPP”). Under both the MPF Program and MPP, the Bank purchases loans directly from participating members (“PFIs”) and not through an intermediary such as a trust. The loans consist of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may include qualifying conventional conforming, government Federal Housing Administration (“FHA”) insured, and Veterans Administration (“VA”) guaranteed fixed-rate mortgage loans. Before 2006, the Bank also purchased participation interests in loans through its Affordable Multifamily Participation Program (“AMPP”). The Bank also markets the Global Mortgage Alliance Program (the “GMA Program”) on behalf of Global Mortgage Alliance, LLC (“GMA”), a South Carolina limited liability company, licensed captive insurance company and member of the Bank. Under the GMA Program, GMA will offer to purchase residential mortgage loans from members of the Bank. Loans purchased under the GMA Program are never owned by the Bank, and the Bank’s only participation in the GMA Program is as a service provider to GMA.

Effective as of February 4, 2008, the Bank’s participation in the MPF Program terminated, although the Bank may continue to purchase loans in the MPF Program through December 31, 2008 under any master commitment open as of February 4, 2008. The obligations of the Bank and FHLBank Chicago, as the MPF provider, will continue with respect to all loans purchased by the Bank prior to December 31, 2008.

The Finance Board currently limits the Bank’s authority to purchase assets under its mortgage loan purchase programs to an amount not to exceed $7 billion. Historically, the purpose of the cap was to ensure that the Bank had controls in place to manage significant mortgage volume. Although the Bank believes that such controls are now in place, the Bank has not requested that the Finance Board lift the cap because there is sufficient capacity under the cap to meet the Bank’s current growth plans for mortgage loan purchases. Because the Bank is not the purchaser of loans under the GMA Program, those loans are not included within the cap.

The Finance Board has provided interpretive guidance that an FHLBank may sell loans acquired through its mortgage loan purchase programs, so long as it also sells the related credit enhancement obligation, which is discussed below. The Bank currently is not selling loans it has acquired through its mortgage loan purchase programs.

The following table identifies the PFIs from which the Bank has made more than 10 percent of its mortgage purchases through the above programs.

	Years Ended December 31,
	2007		2006
	Percent of total MPF	Percent of total MPP	Percent of total MPF	Percent of total MPP
Branch Banking and Trust Company	63.05%	—	81.48%	—
Eastern Financial Florida Credit Union	20.50%	—	*	—
First Federal Savings & Loan Association of Charleston	16.45%	—	14.75%	—
First Federal Savings Bank of Florida	—	44.37%	—	38.42%
Lee Financial Corporation	—	*	—	22.35%
Robins Federal Credit Union	—	24.88%	—	—
Bank of Dudley	—	11.84%	—	*
Plantation Federal Bank	—	*	—	12.83%
EvaBank	—	*	—	11.33%

*	Represents less than 10 percent.

The Bank requires each PFI to make certain representations and warranties to the Bank indicating that it meets the various requirements set forth in the program guides and documents for the MPF Program and MPP. If a PFI breaches its representations or warranties with respect to a loan that the PFI sold to the Bank, the Bank may require the PFI to repurchase such mortgage loan. During 2007, PFIs repurchased 58 loans from the Bank related to the MPF Program with outstanding principal and interest of approximately $10.7 million and one loan was repurchased from the Bank related to MPP with outstanding principal and interest of approximately $79 thousand.

Mortgage loans purchased under the MPF Program and MPP must comply with the underwriting and eligibility standards set forth in the MPF Program origination guide, which FHLBank Chicago established and maintains, and MPP guidelines, respectively. PFIs are free to use an approved automated underwriting system or to underwrite loans manually when originating or acquiring loans. Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

MPF Program

The unpaid principal balance of MPF loans held by the Bank was $3.2 billion and $2.7 billion at December 31, 2007 and 2006, respectively. There are several different products available under the MPF Program, which specify varying levels of loss allocation and credit enhancement structures. These products include: Original MPF®, MPF® 100, MPF® 125, and MPF® Plus. The following table shows the unpaid principal loan balances for certain of the Bank’s MPF Program products (in thousands):

	Original MPF®	MPF® 100	MPF® 125	MPF® Plus
As of December 31, 2007	$302,684	$2,435	$127,018	$2,457,359
As of December 31, 2006	145,251	2,878	144,897	2,265,448

Through another program, MPF® Government products, the Bank purchases FHA-insured and VA-guaranteed loans from PFIs. These government-insured/guaranteed loans are not subject to the credit enhancement obligations applicable to other products of the MPF Program. The Bank held $294.2 million and $103.4 million in FHA/VA loans under this program as of December 31, 2007 and 2006, respectively.

As of December 31, 2007, there were three Bank PFIs active in the MPF Program, along with nine PFIs who currently are not active but have sold loans in the past. Of these active PFIs, one, Branch Banking and Trust Company, was among the Bank’s top 10 borrowers as of December 31, 2007.

After December 31, 2008, the Bank no longer will purchase assets under the MPF Program but expects to retain its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets. As noted above, although the Bank no longer will be an active participant in the MPF Program, the obligations of the Bank and FHLBank Chicago, as the MPF provider, to support the Bank’s existing portfolio of MPF Program loans will continue pursuant to the terms of the Bank’s Mortgage Partnership Finance Investment and Services Agreement with FHLBank Chicago.

MPP

The purpose and design of MPP is similar to the MPF program discussed above. However, because the Bank operates its MPP independently of other FHLBanks, it has greater control over the prices offered to its customers, the quality of customer service, the relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Board.

Under MPP, a PFI that originates or purchases fixed-rate residential mortgages may sell qualifying loans to the Bank under a master commitment. The Bank is responsible for the development and maintenance of the program including origination, servicing and underwriting standards, operational support, marketing MPP to its members and funding loans acquired through the program.

The PFIs may retain or sell servicing to third parties. The Bank does not service the loans, nor does it own any servicing rights. The Bank must approve any servicer, including a member-servicer, and any transfers of servicing to third parties. The PFIs or servicers are responsible for servicing loans, for which they receive a servicing fee, in accordance with MPP servicing guidelines. The Bank has appointed Washington Mutual Mortgage Securities Corp. as the MPP master servicer. As of December 31, 2007, there were eight Bank PFIs active in MPP, none of which were or are a top 10 borrower of the Bank.

The Bank also purchases FHA loans from PFIs. These government-insured loans are not subject to the same credit enhancement obligations applicable to other products of the MPP. The Bank held no FHA loans under MPP as of December 31, 2007 or 2006.

The unpaid principal balance of MPP loans held by the Bank was $327.1 million and $322.7 million as of December 31, 2007 and 2006, respectively.

Affordable Multifamily Participation Program

Prior to 2006, the Bank offered AMPP. Through AMPP, members and participants in housing consortia could sell to the Bank participation interests in loans on affordable multifamily rental properties. The Bank held participation interests in AMPP loans with an unpaid principal balance of $23.3 million and $24.1 million as of December 31, 2007 and 2006, respectively. In 2006, the Bank stopped purchasing assets under this program but retains its existing portfolio.

Global Mortgage Alliance Program

The GMA Program is a collaborative project of the Bank, GMA, and GMA’s direct and indirect parent companies. Under the GMA Program, GMA will purchase residential mortgage loans from members of the Bank.

The Bank performs the following duties in connection with the GMA Program: (1) develop, maintain and operate the mortgage loan delivery system used in the GMA Program called “e-GMA”; (2) market the program to members of the Bank; (3) coordinate and analyze applications from members of the Bank to originate and service loans sold into the GMA Program, and recommend action on such applications to GMA; (4) facilitate financial transactions relating to the GMA Program that involve GMA and the members selling and servicing loans under the GMA Program; (5) coordinate and review the results of post purchase quality control of loans purchased by GMA, conducted by independent vendors retained by GMA, and advise GMA on the results; (6) maintain the GMA Program documents as defined in the GMA Program Guide, which includes the loan purchase agreement, loan service agreement and other legal agreements; (7) provide customer service support on behalf of GMA to the members and third party service providers in the GMA Program; and (8) advise GMA on the quality and performance of the sellers, servicers and service providers involved in the GMA Program.

The Bank is paid a fee by GMA for its services based on the outstanding balances of mortgage loans purchased by GMA. The amount of the fee paid depends on certain factors, including whether the loan currently is held by GMA or has been transferred to a trust for securitization and if the originating member is a member of the Bank or a member of another FHLBank. As of December 31, 2007, GMA had not purchased any mortgage loans through the GMA Program.

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory net income to its Affordable Housing Program (“AHP”), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million.

AHP provides direct subsidy funds or subsidized advances to members to support housing for very low-income, low-income, and moderate-income individuals and families. The Bank’s AHP is a competitive program that supports projects that provide affordable housing to individuals and families whose incomes are at or below 80 percent of the area median income. In addition to the AHP, the Bank offers the following programs to provide affordable housing and promote community economic development:

•	The First-time Homebuyer Program, which provides funds through member financial institutions to be used for down payment and closing costs to families at or below 80 percent of the area median income

•

The Community Investment Program, or “CIP,” and the Economic Development Program, or “EDP,” each of which provides the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

For the years ended December 31, 2007 and 2006, AHP assessments were $50.7 million and $47.0 million, respectively. Historically, the Bank has allocated up to 15 percent of its annual AHP contribution to fund the First-time Homebuyer Program. In 2008, this allocation will increase to up to 35 percent of the Bank’s annual AHP contribution.

Cash Management and Other Services

The Bank historically has provided a variety of services to help members meet day-to-day cash management needs. These services have included certain cash management services, such as daily investment accounts, disbursement accounts, settlement services, term deposits, ACH and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank’s members. Beginning in mid-2008, cash management services will be limited to those that support member advance activity, such as daily investment accounts, ACH and custodial mortgage accounts. The Bank’s noncredit services, wire transfer services and safekeeping services will continue.

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

Investments

The Bank maintains a portfolio of short-term and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. Investment income also enhances the Bank’s capacity to meet its commitments to affordable housing and community investment, cover operating expenses and satisfy the Bank’s annual Resolution Funding Corporation (“REFCORP”) assessment, discussed below. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments.

The Bank’s short-term and long-term investments were $16.4 billion and $25.9 billion, respectively, as of December 31, 2007, representing approximately 22.3 percent of total assets. These investments generated 23.4 percent of 2007 total interest income. The Bank’s short-term and long-term investments were $11.3 billion and $23.8 billion, respectively, as of December 31, 2006, representing approximately 25.0 percent of total assets. These investments generated 24.8 percent of 2006 total interest income.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of mortgage-backed securities (“MBS”) issued by government-sponsored mortgage agencies or private securities that carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks.

The Bank’s MBS investment practice is to purchase MBS from a select group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. Government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is a dealer on the Bank’s list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS investment totaled $21.1 billion and $19.2 billion as of December 31, 2007 and 2006, respectively. The MBS balance as of December 31, 2007 and 2006 includes approximately $7.8 billion and $7.0 billion, respectively, in MBS issued by three of the Bank’s members and their affiliates. See Note 5 to the audited financial statements for a tabular presentation of the held-to-maturity securities issued by members or affiliates of members.

Finance Board regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Finance Board regulations further limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank not exceed 300 percent of the Bank’s previous month-end capital plus mandatorily redeemable capital stock on the day it purchases the securities. On March 24, 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS. For discussion regarding the Bank’s compliance with this regulatory requirement and the Finance Board resolution refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

The Bank periodically invests in the outstanding consolidated obligations issued by other FHLBanks as a part of its investment strategy. A description of the FHLBanks’ consolidated obligations appears below under the heading “Funding Sources—Consolidated Obligations.” The terms of these consolidated obligations generally are similar to the terms of consolidated obligations issued by the Bank. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” consolidated obligations issued by the Bank.

The Bank purchases consolidated obligations issued by other FHLBanks through third-party dealers as long-term investments. These investments provide a relatively predictable source of liquidity while at the same time maximizing earnings and the Bank’s leveraged capital ratio (as these longer-term investments typically earn a higher yield than short-term investments such as term federal funds sold). The Bank purchases long-term debt issued by other GSEs for the same reason, and, generally, the rates of return on such other long-term debt are similar to those on consolidated obligations of the same maturity.

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

While the Bank seeks to manage its entire portfolio of investments to achieve an overall rate of return in excess of the Bank’s funding costs, certain individual investments, including consolidated obligations issued by other FHLBanks, may have a stated interest rate that is less than the Bank’s cost of funds at the time of purchase as a result of various factors, such as the changing nature of market interest rates and the hedging strategies adopted by the Bank. Although the stated interest rate on any series of consolidated obligations is based in part on the joint and several liability of the FHLBanks, particular series of consolidated obligations may have different structures and remaining maturities and, consequently, different rates of return to investors, including the Bank. The Bank’s joint and several liability is the same for all consolidated obligations issued by the FHLBanks, regardless of whether the Bank owns a particular series of them. Normally, at the time of purchase of these investments, the Bank also enters into interest-rate exchange agreements with mirror-image terms to the investments to offset price movements in the investment. This hedging helps maintain an appropriate repricing balance between assets and liabilities. These interest-rate exchange agreements are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging

Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statement No. 133 and 140 (collectively, “SFAS 133”).

Investment by the Bank in consolidated obligations issued by other FHLBanks is not currently, nor is it anticipated to be, precluded by Finance Board regulations. Finance Board regulations do not impose any express limitation on the ability of the Bank to receive payments on consolidated obligations issued by other FHLBanks in the event that the issuing FHLBank is unable to make such payments itself, and the other FHLBanks, including the Bank, are required to make such payments. However, 12 CFR Section 966.8(c) prohibits consolidated obligations from being placed directly with any FHLBank. The Finance Board has issued interpretative guidance on this provision clarifying that the regulation also prohibits purchases from underwriters in an initial offering of consolidated obligations. The Bank does not purchase consolidated obligations issued by other FHLBanks during their period of initial issuance, so this guidance has not affected its investment strategy in this regard. At the request of the Office of Finance, the Finance Board approved a waiver to Section 966.8(c) in December 2005 to permit the direct placement by an FHLBank of consolidated obligations with another FHLBank to ensure the timely payment by an FHLBank of all the principal and interest due on consolidated obligations on a particular day. The request resulted from a revision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to its daylight overdraft policies. Under the Federal Reserve Board’s policies, the Federal Reserve System will not make payments on consolidated obligations until it has received sufficient funds from the obligor FHLBank through its fiscal agent, the Office of Finance.

The following table sets forth the Bank’s investments in other FHLBank bonds and other GSE securities (dollar amounts in thousands):

	As of December 31,
	2007			2006
	Amount	Percent of Total Investments	Weighted Average Coupon	Amount	Percent of Total Investments	Weighted Average Coupon
Other FHLBanks’ Bonds	$284,542	1.10	6.96%	$280,488	1.18	6.86%
Government-sponsored enterprises:
Debt obligations	4,283,519	16.55	5.85%	4,175,011	17.51	5.85%
Mortgage-backed securities	2,968,441	11.47	4.97%	2,160,861	9.06	4.98%

The Bank is subject to credit and market risk on certain investments. For discussion as to how the Bank manages these risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Management.”

Funding Sources

Consolidated Obligations

Consolidated obligations or “COs,” consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. Moody’s has rated the COs Aaa/P-1, and S&P has rated them AAA/A-1+. The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded interest-rate derivatives. These customized features are offset predominately by interest-rate exchange agreements to reduce the market risk associated with the COs.

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

•

Investments described in Section 16(a) of the FHLBank Act which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located

•

Other securities that have been assigned a rating or assessment by a nationally recognized statistical ratings organization (“NRSRO”) that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs (currently Aaa by Moody’s or AAA by S&P).

The following table presents the Bank’s compliance with this requirement (in thousands):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2007	$170,584,981	$188,960,613
As of December 31, 2006	127,001,709	139,606,391

The Office of Finance has responsibility for facilitating and executing the issuance of the COs. It also services all outstanding debt.

Consolidated Obligation Bonds. Consolidated obligation bonds satisfy longer-term funding requirements. Typically, the maturity of these securities ranges from one year to 10 years, but the maturity is not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also use the TAP issue program for fixed-rate, noncallable (bullet) bonds. Under this program, the FHLBanks offer debt obligations at specific maturities that may be reopened daily generally during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes. Through the Office of Finance, the FHLBanks also sell consolidated obligation discount notes to provide short-term funds for advances to members, for the Bank’s short-term investments, and for the Bank’s variable-rate and convertible advance programs. These securities have maturities up to 360 days and are offered daily through a 16-member consolidated obligation discount-note selling group. Discount notes are sold at a discount and mature at par.

The following table shows the net amount of the Bank’s outstanding consolidated obligation bonds and discount notes (in thousands). The net amount is described in more detail in the table summarizing the Bank’s participation in COs outstanding included within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liabilities and Capital—Consolidated Obligations.”

	As of December 31,
	2007	2006
Consolidated obligations, net:
Bonds	$142,237,042	$122,067,636
Discount notes	28,347,939	4,934,073

Total	$170,584,981	$127,001,709

Certification and Reporting Obligations. Under Finance Board regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Board that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal and interest on COs issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Board upon the occurrence of any of the following:

•	The Bank is unable to provide the required certification

•	The Bank projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter

•	The Bank actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter

•	The Bank negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter.

An FHLBank must file a consolidated obligation payment plan for Finance Board approval upon the occurrence of any of the following:

•	The FHLBank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposit programs provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. In 2007 and 2006, the Bank offered several types of deposit programs, including demand, overnight, and term deposits. In June 2007, the Bank discontinued offering term deposits and the last term deposit matured in October 2007. The following table shows categories of the Bank’s deposits (in thousands):

	As of December 31,
	2007	2006
Interest-bearing deposits:
Demand and overnight	$7,115,183	$4,445,172
Term deposits of $100,000 or more	—	13,215
Term deposits less than $100,000	—	10
Other	—	142,359

Total interest-bearing deposits	7,115,183	4,600,756

Noninterest-bearing deposits:
Pass-through reserves deposit	19,844	19,712

Total noninterest-bearing deposits	19,844	19,712

Total	$7,135,027	$4,620,468

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. The following table presents the minimum amount required to be held under this requirement and the amount actually maintained (in thousands):

	Minimum Deposit Reserve Requirement	Actual Deposit Reserves
As of December 31, 2007	$7,135,027	$123,036,143
As of December 31, 2006	4,620,468	87,003,548

Capital, Capital Rules, Retained Earnings, and Dividends

Capital and Capital Rules

The Bank is required to comply with regulatory requirements for total capital, leverage capital, and risk-based capital. Under these requirements, the Bank must maintain total capital in an amount equal to at least four percent of total assets and weighted leverage capital in an amount equal to at least five percent of total assets. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. In addition, the Bank must maintain permanent capital, defined by the FHLBank Act and Finance Board regulations as the sum of paid-in capital for Class B stock and retained earnings, in an amount equal to or greater than the risk-based capital (“RBC”) requirements set forth in the Gramm-Leach-Bliley Act of 1999. The Finance Board’s definition of permanent capital results in a calculation of permanent capital different from that determined in accordance with GAAP, as the Finance Board’s definition uses paid-in capital without adjusting for the effects of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). RBC is the sum of credit, market, and operating risk capital requirements.

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

•	Permanent capital

•	The amount paid-in for Class A stock, if any (the Bank does not issue Class A stock)

•	The amount of the Bank’s general allowance for losses (if any)

•	The amount of any other instruments identified in the Bank’s capital plan that the Finance Board has determined to be available to absorb losses.

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

The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2007, the membership stock requirement was 0.18 percent (18 basis points) of the member’s total assets, subject to a cap of $25 million.

As of December 31, 2007, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member’s outstanding principal balance of advances

•	8.00 percent of any outstanding targeted debt/equity investment (investments similar to AMPP assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero percent as of December 31, 2007. As of December 31, 2007, all of the Bank’s AMPP assets had been acquired from a non-member, and, therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those AMPP assets.

Although Finance Board regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock. For additional information regarding the Bank’s stock, refer to Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Retained Earnings and Dividends

The Bank has established a capital management policy to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. At least quarterly, the Bank assesses the adequacy of its retained earnings. This assessment considers forecasted income, SFAS 133 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), adjustments, operational risk and credit risk. Quarterly, the board sets the targeted amount of retained earnings the Bank is required to hold after the payment of dividends based on this assessment. The board of directors established the target amount of retained earnings at approximately $213.9 million as of December 31, 2007 which the Bank had exceeded as of such date.

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

The Bank’s board of directors typically elects to distribute a significant portion of income as dividends to shareholders. For the year ended December 31, 2007, the Bank distributed 86.0 percent of its net income as dividends to its members. Historically, the Bank’s dividends have been attractive relative to existing interest rates on short-term advances and other relevant benchmarks. Under the Bank’s capital management policy, the Bank expects to be able to continue this practice.

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

Derivatives

Finance Board regulations and policy and the Bank’s Risk Management Policy establish guidelines for derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank may use derivatives only to manage its interest-rate risk positions, mortgage prepayment risk positions, and foreign currency risk positions (in conjunction with COs).

As discussed above, the Bank uses derivatives as part of its interest-rate risk management and funding strategies to reduce identified risks inherent in the normal course of business. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, interest-rate cap and floor agreements, and futures and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•	Reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR

•	Manage embedded options in assets and liabilities

•	Hedge the market value of existing assets or liabilities

•	Hedge the duration risk of pre-payable instruments.

The total notional amount of the Bank’s outstanding derivatives was $222.9 billion and $175.7 billion as of December 31, 2007 and 2006, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of consolidated obligations with embedded options. The strategy of issuing bonds while simultaneously entering into derivatives converts, in effect, fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond market and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of fixed-rate advances to create the equivalent of variable-rate earning assets.

The Bank is subject to credit risk in all derivatives transactions due to potential nonperformance by the derivative counterparty. The Bank reduces this risk by executing derivatives transactions only with highly-rated financial institutions. In addition, the legal agreements governing the Bank’s derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted. As of December 31, 2007, the Bank had credit risk exposure to 32 counterparties, before considering collateral, in an aggregate amount of $43.0 million. The Bank’s net uncollateralized exposure to these counterparties was approximately $40.3 million as of December 31, 2007.

The market risk of derivatives can be measured meaningfully only on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of the Bank’s effective duration gap (the difference between the expected weighted average maturities of the Bank’s assets and liabilities). As of December 31, 2007, the Bank’s effective duration gap was 0.4 months. A low positive effective duration gap means that the Bank’s exposure to rising interest rates is lower than if the effective duration gap were a higher positive number.

For further discussion as to how the Bank manages its credit risk and market risk on its derivatives see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the cost of other available sources of liquidity for the Bank’s members, such as brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can influence significantly the demand for the Bank’s advances and can vary as a result of a number of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral.

Mortgage Loans held for Portfolio. The Bank competes for the purchase of mortgage loans held for its portfolio. For single-family products, the Bank competes primarily with Fannie Mae and Freddie Mac. Other competitors include large regional and national financial institutions that buy mortgage loans in the secondary market. The Bank competes primarily on the basis of price, products, structures, and services offered.

Debt Issuance. The Bank competes with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be affected adversely by regulatory initiatives that tend to reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest-rate sensitivity than fixed-rate, fixed-maturity instruments of the same maturity.

Interest-rate Exchange Agreements. The sale of callable debt and the simultaneous execution of callable interest-rate swaps that mirror the debt have been important sources of competitive funding for the Bank. As such, the availability of markets for callable debt and interest-rate swaps may be an important determinant of the Bank’s relative cost of funds. There is considerable competition among high credit quality issuers in the markets for these instruments.

Regulatory Oversight, Audits, and Examinations

The Finance Board, an independent agency in the executive branch of the federal government, supervises and regulates the FHLBanks. The Finance Board’s primary purpose is to ensure the financial safety and soundness of the FHLBanks and to ensure that the FHLBanks carry out their housing finance mission. In this capacity, the Finance Board issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Board conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Board monthly financial information on the condition and results of operations of the Bank.

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

The Government Corporation Control Act provides that, before a government corporation (which includes the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the time and manner in which issued; and the selling price. The FHLBank Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury receives the Finance Board’s annual report to the Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. The Department of the Treasury recently has adopted additional procedures relating to the review of other GSE debt issuance and may review the procedures under which the FHLBanks issue debt.

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

Personnel

As of December 31, 2007, the Bank employed 348 full-time and 14 part-time employees.

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

The FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24 million of the $75 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.

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

Each year the Bank must set aside for its AHP 10 percent of its regulatory net income, or such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million. The Finance Board has provided guidance that, in calculating AHP payments, the FHLBanks should add back to GAAP net earnings the interest expense on mandatorily redeemable stock.

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $161.9 million for the year ended December 31, 2007. These assessments were the equivalent of a 26.7 percent effective annual income tax rate for the Bank.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations as adopted and applied by the Finance Board. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Board could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business.

During 2007, a congressional bill was re-introduced and passed by the House of Representatives that could have a significant effect on the operation and regulation of the FHLBanks if it is enacted. The bill seeks to form one new regulator with oversight over both the FHLBanks and Fannie Mae and Freddie Mac, abolishing their current separate regulators. The Bank cannot predict whether Congress will enact this legislation or any other new legislation, nor can the Bank predict the effect of any such legislation on the Bank’s operations. Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending activities, which could affect the Bank’s financial condition and results of operations.

The Bank relies heavily on advances as its primary product offering and primary source of total interest income.

For the year ended December 31, 2007, interest income from the Bank’s advances represented approximately 74.5 percent of the Bank’s total interest income, and interest income constituted a substantial majority of the Bank’s total income. The Bank expects that advances will continue to account for a significant portion of the Bank’s total interest income, and interest income will continue to account for a substantial majority of total income, for the foreseeable future. In addition, at December 31, 2007, advances represented 75.3 percent of the Bank’s total assets. If the Bank’s members were to gain access to other sources of funding on terms that are more attractive than those offered under the Bank’s advances, or if the Bank’s ability to make advances to its customers were to become impaired in any way, the Bank could experience a decrease in the amount of the Bank’s total advances and/or the profitability of such advances, which could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of December 31, 2007 and December 31, 2006, the Bank’s largest borrower, Countrywide Bank, FSB, accounted for $47.7 billion and $28.2 billion, respectively, of the Bank’s total advances then outstanding, which represented 34.0 percent and 27.6 percent, respectively, of the Bank’s total advances then outstanding. In addition, as of December 31, 2007 and December 31, 2006, 10 of the Bank’s member institutions (including Countrywide Bank, FSB) collectively accounted for $97.6 billion and $64.7 billion, respectively, of the Bank’s total advances then outstanding, which represented 69.6 percent and 63.5 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers—whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise—the Bank’s financial condition and results of operations could be affected negatively.

Member consolidation may result in a loss of business.

The financial services industry has been experiencing consolidation. This consolidation may reduce the number of potential members in the Bank’s district, resulting in a loss of business for the Bank. Further, to the extent that more of the Bank’s advances are concentrated in a small number of members, the Bank faces increased risk of loss of business because of a single event, such as the loss of a member’s business due to acquisition by a nonmember.

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

The Bank assumes unsecured credit risk when entering into securities transactions, money market transactions, supplemental mortgage insurance agreements and derivative contracts with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. The Bank has never experienced losses resulting from defaults by derivative counterparties.

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

The Bank seeks to be in a position to meet its members’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary source of funds is the issuance of consolidated obligations in the capital markets. The Bank’s ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed, the Bank’s ability to support and continue its operations would be affected adversely, which would have a negative effect on the Bank’s financial condition and results of operations.

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

An increase in the percentage of AHP contributions that the Bank is required to make could decrease the Bank’s dividends payable to its members.

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

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments and mortgage loans held in portfolio. Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods or other natural disasters. These natural disasters could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may affect adversely the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

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

Any substantial devaluation of the collateral, an inability to liquidate collateral, or any disruptions in the servicing of collateral in the event of a default could create credit losses for the Bank, which, if significant, could have an adverse effect on the Bank’s financial condition and results of operations. In addition, a significant failure to properly perfect the Bank’s security interests in the property pledged by members could have an adverse effect on the Bank’s financial condition and results of operations.

The Bank is exposed to credit risk on its investments.

The Bank invests in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private label MBS rated AAA by S&P or Aaa by Moody’s. As of December 31, 2007, a substantial portion of the Bank’s MBS portfolio consisted of private label MBS. As of March 24, 2008, while each MBS owned by the Bank continued to hold a triple-A rating, six private label MBS totaling approximately $635 million had been placed on rating watch negative by Fitch. Credit losses in the Bank’s MBS portfolio, if significant, could have an adverse effect on the Bank’s financial condition and results of operations.

The Federal Reserve Board Policy Statement on Payment System Risk could affect the timeliness of payments by the FHLBanks on consolidated obligations.

In July 2006, the Federal Reserve Board changed its policy regarding when the Federal Reserve Banks release interest and principal payments on securities issued by GSEs and international organizations. Before that time, the Federal Reserve Banks had been processing and posting these payments to depository institution accounts by 9:15 a.m. Eastern time, which represented the same time for processing and posting U.S. Treasury securities interest and principal payments, even if the issuer of the debt had not fully funded its obligations. The Federal Reserve Banks now post these payments only when the debt issuer’s Federal Reserve Bank account is fully funded, which must take place by 4:00 p.m. Eastern time on the relevant day. This change could increase the risk that consolidated obligations are not paid in a timely manner if an FHLBank is unable to fund its Federal Reserve Bank account by the relevant deadline. If payments on consolidated obligations are not made timely, it may affect the FHLBanks’ ability to issue attractive consolidated obligations and may affect adversely the Bank’s financial condition and results of operations.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Bank owns approximately 235,000 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 200,000 square feet of this space. The Bank leases 18,032 square feet of office space in an off-site backup facility located in Norcross, Georgia. The Bank also leases 3,193 square feet of office space located in Washington, D.C. for its government relations personnel. The Bank believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

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

None.

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

A member may request that the Bank redeem at par its “excess stock” five years after the Bank receives a written request by the member, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock requirement under the Bank’s capital plan. In addition, any member may withdraw from membership upon five years’ written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par the member’s stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings. The par value of all capital stock is $100 per share. As of December 31, 2007, the Bank had 1,217 members and 76,115,539 shares of its common stock outstanding (including mandatorily redeemable shares).

The Bank declared quarterly cash dividends for 2007 and 2006 as outlined in the table below (dollar amount in thousands):

Quarterly Dividends Declared

	2007		2006
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First	$83,929	5.90	$77,522	5.49
Second	85,624	6.00	82,032	5.60
Third	99,019	6.00	89,429	5.90
Fourth	113,928	6.00	87,208	5.90

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

The Bank also issues letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank provided $5.4 billion, $821.6 million, and $358.7 million of such credit support in each of 2007, 2006, and 2005, respectively. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2003 to 2007, have been derived from annual financial statements, including the statement of condition at December 31, 2007 and 2006 and the related statements of income and of cash flows for the three years ended December 31, 2007 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition, results of operations, or cash flows of any other interim or yearly periods (dollar amounts in thousands):

Selected Financial Data

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Statements of Condition (at year end)
Total assets	$189,746,132	$140,758,431	$143,212,839	$134,012,583	$116,034,130
Mortgage loans held for portfolio, net	3,526,582	3,003,399	2,859,982	2,215,653	1,756,253
Advances, net	142,867,373	101,476,335	101,264,208	95,867,345	88,149,342
Investments	25,888,062	23,845,020	24,888,817	23,117,034	19,664,964
REFCORP prepayment	—	—	—	—	13,452
Federal funds sold and interest-bearing deposits	16,443,573	11,332,982	13,282,821	11,972,647	5,533,816
Deposits	7,135,027	4,620,468	5,234,874	5,412,626	4,639,734
Consolidated obligations, net :
Discount notes	28,347,939	4,934,073	9,579,425	13,013,797	4,144,407
Bonds	142,237,042	122,067,636	119,172,487	105,920,803	96,728,048
Total consolidated obligations, net (1)	170,584,981	127,001,709	128,751,912	118,934,600	100,872,455
Affordable Housing Program liability	156,184	130,006	105,911	86,338	78,391
Payable to REFCORP	30,681	23,606	20,766	8,700	—
Retained earnings	468,779	406,376	328,369	216,640	108,927
Capital stock—putable	7,556,016	5,771,798	5,753,203	5,225,149	4,920,580

Statement of Income
Net interest income	703,548	671,219	633,707	565,948	527,257
Provision (reversal) for credit losses on mortgage loans held for portfolio	72	217	17	364	(461)
Net (losses) gains on derivatives and hedging activities	(96,424)	91,176	136,520	(42,208)	(69)
Other income (loss) (2)	109,948	(94,999)	(210,614)	(53,011)	(183,434)
Other expenses	110,181	102,381	86,190	69,976	63,041
Income before assessments	606,819	564,798	473,406	400,389	281,174
Assessments	161,916	150,600	126,365	106,328	74,599
Income before cumulative effect of change in accounting principle	444,903	414,198	347,041	294,061	206,575
Cumulative effect of change in accounting principle (3)	—	—	(2,905)	—	—
Net income	444,903	414,198	344,136	294,061	206,575

Return on average equity (4)(7)	6.47%	6.59%	5.83%	5.41%	4.30%
Return on average assets	0.28%	0.29%	0.25%	0.24%	0.18%
Net interest margin (5)	0.44%	0.48%	0.46%	0.46%	0.48%
Total capital ratio (at period end) (6)(7)	4.26%	4.54%	4.35%	4.24%	4.34%
Ratio of earnings to fixed charges	1.08	1.09	1.11	1.18	1.16
Total average equity to average assets (7)	4.27%	4.41%	4.26%	4.36%	4.30%

(1)	The amounts presented are the Bank’s primary obligations on consolidated obligation outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $1.0 trillion and $823.9 billion at December 31, 2007 and 2006, respectively.
(2)	Other income (loss) includes service fees, net gains (losses) on trading securities and other, net.
(3)	Effective January 1, 2005, the Bank changed its method of accounting for deferred premiums and discounts on mortgage-backed securities under SFAS No. 91 from estimated life method to contractual method.
(4)	Calculated as net income divided by total average equity.
(5)	Net interest margin is net interest income as a percentage of average earning assets.
(6)	Total capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end. See Note 12 to the 2007 financial statements for a discussion of regulatory capital.
(7)	The Bank adopted SFAS 150 as of January 1, 2004, prior to this date mandatorily redeemable capital stock was included in capital stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2007 and 2006, and results of operations for the years ended December 31, 2007, 2006, and 2005. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, any known trends or uncertainties which the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2007 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition

As of December 31, 2007, total assets were $189.7 billion, an increase of $49.0 billion, or 34.8 percent, from December 31, 2006. The increase in total assets was primarily a result of a $41.4 billion, or 40.8 percent, increase in advances during the period. Advances represented 75.3 percent and 72.1 percent of total assets as of December 31, 2007 and 2006, respectively. The significant increase in advances during the period primarily resulted from increased liquidity needs of the Bank’s members in light of unanticipated disruptions in the credit markets during mid and late 2007. The Bank experienced demand from its member institutions spread throughout the Bank’s district.

As of December 31, 2007, total liabilities were $181.7 billion, an increase of $47.1 billion, or 35.0 percent, from December 31, 2006. This increase in total liabilities was primarily a result of a $43.6 billion, or 34.3 percent, increase in consolidated obligations during the period. Consolidated obligations represented 93.9 percent and 94.4 percent of total liabilities as of December 31, 2007 and 2006, respectively. The significant increase in consolidated obligations during the period corresponds to the Bank’s need to fund the increased demand for advances by the Bank’s members during 2007. Short-term discount notes accounted for $23.4 billion, or 53.7 percent, of the increase.

As of December 31, 2007, total capital was $8.0 billion, an increase of $1.8 billion, or 29.9 percent, from December 31, 2006. The increase in total capital was primarily a result of an increase in the Bank’s activity-based stock during the period that corresponds to the increase in advances. The Bank increased its retained earnings during 2007 by $62.4 million to $468.8 million as of December 31, 2007. The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels above regulatory minimums.

For the year ended December 31, 2007, the Bank distributed $382.5 million of earnings to members as a return on their capital investment in the Bank, representing an annual dividend rate of 5.98 percent. The Bank also contributed $50.7 million to its AHP during 2007.

For the year ended December 31, 2006, the Bank distributed $336.2 million of earnings to members as a return on their capital investment in the Bank, representing an annual dividend rate of 5.72 percent. This compared to an annual dividend rate of 4.15 percent for the year ended December 31, 2005. The Bank also contributed $47.0 million to its AHP during 2006.

Results of Operations

The Bank views return on equity (“ROE”) as the most important measure of profitability with net income as a second priority. ROE is a measure of a shareholder’s return on its investment in the Bank. Under the Bank’s current business model, net income fluctuates with interest rates. It is important for the Bank to maintain a minimum amount of net income in order to meet higher operating costs and to ensure that volatility associated with derivative accounting can be absorbed with current income. AHP and REFCORP assessments also are tied directly to income. The Bank attempts to provide a return on investment which, when combined with providing members access to low-cost funding, will be competitive with comparable investments.

The Bank’s 2007 performance resulted in an ROE of 6.47 percent, compared to 6.59 percent for 2006, and a return on average assets of 0.28 percent for 2007, compared to 0.29 percent for 2006. Although net income increased by 7.41 percent for 2007 as compared to 2006, ROE decreased due to an increase of 9.35 percent in the Bank’s average capital.

The Bank’s net income for 2007 was $444.9 million, a $30.7 million or 7.41 percent increase from net income of $414.2 million for 2006. The increase in net income for 2007 compared to 2006 was due to an increase in both net interest income and other income. The increase in net interest income primarily resulted from the increase in advance demand. However, the inability of the Bank to fully invest its excess liquidity in MBS affected net interest income because the Bank held those funds in shorter-term, lower yielding assets. The increase in other income resulted from the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. The increases in net interest and other income were offset partially by an increase in non-interest expense and a three basis point decrease in interest rate spread.

The Bank’s ROE was 6.59 percent for 2006, compared to 5.83 percent for 2005. The Bank’s return on average assets was 0.29 percent for 2006, compared to 0.25 percent for 2005. The increase in ROE was a result of an increase in net income of 20.4 percent, partially offset by a 6.46 percent increase in the Bank’s average capital during 2006 compared to 2005.

The Bank’s net income for 2006 was $414.2 million, an increase of 20.4 percent from net income of $344.1 million for 2005. The increase in net income for 2006 compared to 2005 was due to an increase in both net interest income and other income. The increase in net interest income was primarily related to the increases in total assets. The increase in other income was due to the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. These increases were offset partially by an increase in non-interest expense during the periods and a six basis point decrease in interest rate spread.

Business Outlook

The Bank experienced a significant increase in demand for advances during 2007, particularly during the third quarter. As the disruptions in the credit markets creating the increases started to subside during the fourth quarter, the Bank’s advance activity and net income returned to more normal levels. Management cannot predict whether credit disruptions will recur but at this time does not anticipate that advance growth during 2008 will continue at the 2007 rate. The Bank does not expect significant prepayments of advances during 2008 and therefore does not expect any significant changes in the overall components of the balance sheet. The Bank anticipates modest growth in the Bank’s advance and MPP portfolios during 2008, although if there are continued disruptions in the credit markets, management expects that the Bank once again will serve as a source of liquidity to its members, resulting in increased advances.

The relationship between short- and long-term interest rates affects the Bank’s profitability. The two most unfavorable interest-rate scenarios are (1) a dramatic rise in short-term rates coupled with a modest or no increase in long-term rates and (2) a dramatic decrease in long-term rates coupled with little change in short-term rates. Both of these scenarios have the effect of creating a flatter or potentially inverted yield curve. Under the first scenario the ability to generate additional returns by profitably managing the interest-rate risk associated with retaining longer term assets and funding with shorter liabilities is limited. This environment, if sustained for a long period of time, could reduce the Bank’s ability to generate competitive returns. The second scenario would be expected to result in significant mortgage prepayments, which would result in lower investment yields.

Management expects to continue to use derivatives to hedge the Bank’s MBS and mortgage portfolios. These derivatives assist in mitigating interest-rate and prepayment risk. However, since they do not qualify for hedge accounting treatment under GAAP, their use could result in earnings volatility. Management also uses derivative instruments to hedge other macro-level risks that do not qualify for hedge accounting treatment under SFAS 133. However, management seeks to contain the magnitude of mark-to-market adjustments by limiting the use of derivative instruments to hedge macro-level risks.

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

On January 11, 2008, Bank of America Corporation (“Bank of America”) and Countrywide Financial Corporation (“CFC”), the parent of the Bank’s largest borrower, Countrywide Bank, FSB, announced they had signed an agreement and plan of merger dated January 11, 2008. The announcement stated that the merger agreement has been approved by the board of directors of Bank of America and CFC and is subject to customary closing conditions, including regulatory and CFC stockholder approvals. Bank of America is not currently a member of the Bank, but does own a subsidiary that is a member of the Bank. The effect of this acquisition on the Bank’s financial condition or results of operation cannot be determined at this time.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of December 31,
	2007		2006		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$142,867,373	75.29	$101,476,335	72.10	$41,391,038	40.79
Long-term investments	25,888,062	13.64	23,845,020	16.94	2,043,042	8.57
Federal funds sold	14,835,000	7.82	10,532,000	7.48	4,303,000	40.86
Mortgage loans, net	3,526,582	1.86	3,003,399	2.13	523,183	17.42
Interest-bearing deposits	1,608,573	0.85	800,982	0.57	807,591	100.83
Other assets	1,020,542	0.54	1,100,695	0.78	(80,153)	(7.28)

Total assets	$189,746,132	100.00	$140,758,431	100.00	$48,987,701	34.80

Consolidated obligations, net:
Bonds	$142,237,042	78.27	$122,067,636	90.70	20,169,406	16.52
Discount notes	28,347,939	15.60	4,934,073	3.67	23,413,866	474.53
Deposits	7,135,027	3.93	4,620,468	3.43	2,514,559	54.42
Other liabilities	4,003,888	2.20	2,962,617	2.20	1,041,271	35.15

Total liabilities	$181,723,896	100.00	$134,584,794	100.00	$47,139,102	35.03

Capital stock	$7,556,016	94.19	$5,771,798	93.49	$1,784,218	30.91
Retained earnings	468,779	5.84	406,376	6.58	62,403	15.36
Accumulated other comprehensive loss	(2,559)	(0.03)	(4,537)	(0.07)	1,978	43.60

Total capital	$8,022,236	100.00	$6,173,637	100.00	$1,848,599	29.94

Advances

The following table sets forth the Bank’s advances outstanding by year of maturity and the related weighted average interest rate (dollar amounts in thousands):

	As of December 31,
	2007		2006
	Amount	Weighted Average Interest Rate %	Amount	Weighted Average Interest Rate %
Year of contractual maturity:
Overdrawn demand deposit accounts	$18,219	9.40%	$699	10.50%
Due in one year or less	34,062,503	4.77%	36,478,661	4.97%
Due after one year through two years	19,356,806	4.76%	18,351,050	5.00%
Due after two years through three years	22,684,160	4.98%	10,350,987	4.70%
Due after three years through four years	18,326,931	5.11%	6,871,301	4.82%
Due after four years through five years	16,430,434	4.86%	6,870,784	5.16%
Due after five years	29,350,652	4.30%	22,990,520	4.26%

Total par value	140,229,705	4.76%	101,914,002	4.79%
Discount on AHP advances	(13,461)		(13,070)
Discount on EDGE advances	(14,091)		(12,761)
SFAS 133 hedging adjustments	2,667,120		(411,836)
Deferred commitment fees	(1,900)		—

Total	$142,867,373		$101,476,335

Advances were $142.9 billion as of December 31, 2007, an increase of $41.4 billion, or 40.8 percent, from December 31, 2006. The increase in advances was due primarily to increased liquidity needs of the Bank’s members during the credit markets disruptions during mid and late 2007. At December 31, 2007, 60.0 percent of the Bank’s advances were variable-rate, compared to 58.1 percent as of December 31, 2006. The majority of the variable rate advances were indexed to the London Interbank Offered Rate (“LIBOR”). The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows:

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
December 31, 2007	$97.6 billion	69.6%
December 31, 2006	64.7 billion	63.5%

A breakdown of these advance holdings is contained in Item 1, “Business—Credit Products—Advances.” Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Given the concentration of advances to a small number of members, it appears possible that a significant reduction in advance balances for one of these customers could have a materially adverse effect on the Bank’s earnings. However, the Bank’s balance sheet is designed to adjust for such changes. A decrease in advance balances initially would generate increased liquidity, which would be reinvested into other earning assets. The need for capital would be diminished, and the Bank could reduce its capital by repurchasing the stock that supported the repaid advances. In addition, the Bank’s issuance of consolidated obligations would decrease and certain consolidated obligations outstanding might be called and paid earlier. There could be implications for hedging activity as the Bank might need to unwind certain hedging transactions before calling any consolidated obligations. As a result, a significant decrease in advances may not affect materially the Bank’s ability to pay dividends and to cover its interest expenses.

Supplementary financial data on the Bank’s advances is set forth under Item 8, “Financial Statements and Supplementary Information.”

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy the Bank’s annual REFCORP assessment.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

	As of December 31,		Increase/ (Decrease)
	2007	2006	Amount	Percent
Short-term investments:
Interest-bearing deposits	$1,608,573	$800,982	$807,591	100.83
Federal funds sold	14,835,000	10,532,000	4,303,000	40.86

Total short-term investments	$16,443,573	$11,332,982	$5,110,591	45.09

Long-term investments:

Trading securities:
Government-sponsored enterprises debt obligations	$4,283,519	$4,175,011	$108,508	2.60
Other FHLBanks’ bonds	284,542	280,488	4,054	1.45
State or local housing agency obligations	59,484	59,810	(326)	(0.55)

Held-to-maturity securities:
State or local housing agency obligations	117,988	107,180	10,808	10.08
Mortgage-backed securities:
U.S. agency obligations-guaranteed	47,460	65,882	(18,422)	(27.96)
Government-sponsored enterprises	2,968,441	2,160,861	807,580	37.37
Private label	18,126,628	16,995,788	1,130,840	6.65

Total long-term investments	$25,888,062	$23,845,020	$2,043,042	8.57

As of December 31, 2007, total short-term investments were $16.4 billion, an increase of $5.1 billion from December 31, 2006. This increase was due primarily to an increase in federal funds sold resulting from higher amounts of liquidity during the year as a result of the Bank’s increasing its consolidated obligation discount note issuance to meet increased advance demand.

As of December 31, 2007, total long-term investments were $25.9 billion, an increase of $2.0 billion from December 31, 2006. This increase was due primarily to a $1.9 billion, or 9.99 percent, increase in the Bank’s MBS portfolio.

The total MBS investment balance was $21.1 billion at December 31, 2007, compared to $19.2 billion at December 31, 2006. The increase in the Bank’s MBS investments was attributable primarily to the growth in the Bank’s capital account. The MBS balance at December 31, 2007 included approximately $7.8 billion in MBS issued by two of the Bank’s members and their affiliates with dealer relationships. The MBS balance at December 31, 2006 included approximately $7.0 billion in MBS issued by three of the Bank’s members and their affiliates with dealer relationships.

Finance Board regulations limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank may not exceed 300 percent of the Bank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank attempts to maintain MBS investments at 295 percent to 300 percent of total capital. Management believes that these investment levels help to maximize and stabilize earnings. On December 31, 2007, these investments amounted to 262 percent of total capital plus mandatorily redeemable capital stock. This level was lower than management’s target due to the lack of attractive MBS securities available for purchase during the year. Management expects this ratio to trend back towards target levels during 2008.

On March 24, 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately. Pursuant to the resolution, the limit on MBS investment authority would increase from 300 percent of capital to 600 percent of capital for two years. The resolution requires an FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchases. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated consistent with, and subsequent to, federal bank regulatory guidance on nontraditional and subprime mortgage lending. The Bank is currently assessing the impact of this resolution.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of December 31, 2007 and has determined that all unrealized losses were temporary based on the creditworthiness of the issuers and the underlying collateral. Management believes it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered. As of December 31, 2007, held-to-maturity securities that were in a gross unrealized loss position included state or local housing agency obligations and MBS. See Note 5 to the audited financial statements for a tabular presentation of the held-to-maturity securities with unrealized losses as of December 31, 2007 and 2006.

Supplementary financial data on the Bank’s investment securities is set forth under Item 8, “Financial Statements and Supplementary Data.”

Mortgage Loans Held for Portfolio

Mortgage loans purchased from participating financial institutions under the MPP and MPF Program and loan participations purchased under the AMPP comprised 1.86 percent of the Bank’s total assets as of December 31, 2007, compared to 2.13 percent as of December 31, 2006. Although mortgage loans held for portfolio as a percentage of total assets decreased during the period because of the increase in total assets, the mortgage loan balance at December 31, 2007 increased by $523.2 million, or 17.4 percent, from the 2006 year-end balance. This is consistent with the Bank’s current plans for slow, modest growth in its mortgage loan portfolio. The Bank believes it will be able to fund planned growth in MPP through the issuance of bullet and callable consolidated obligations.

In 2006, the Bank ceased purchasing assets under AMPP and as of December 31, 2008, the Bank will no longer purchase assets under the MPF program. The Bank plans to retain its existing portfolios, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2007	2006
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family mortgages	$946,439	$1,042,481
Fixed-rate long-term single-family mortgages	2,564,175	1,941,919
Multifamily mortgages	23,256	24,063

Total unpaid principal balance	3,533,870	3,008,463
Premiums	14,265	14,168
Discounts	(20,487)	(17,578)
SFAS 133 delivery commitments basis adjustments	(220)	(880)

Total	$3,527,428	$3,004,173

*	Medium-term is defined as a term of 15 years or less.

As of December 31, 2007 and 2006, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, “Financial Statements and Supplementary Data.”

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 89.9 percent of the $189.7 billion in total assets at December 31, 2007, a slight decrease from the financing ratio of 90.2 percent as of December 31, 2006.

As of December 31, 2007, the Bank had consolidated obligation bonds outstanding totaling $142.2 billion, compared to $122.1 billion as of December 31, 2006. Consolidated obligation bonds outstanding at December 31, 2007 and December 31, 2006 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert them, in effect, into a short-term interest rate, usually based upon LIBOR. Of the $141.9 billion par value of consolidated obligation bonds outstanding as of December 31, 2007, $102.7 billion, or 72.4 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2006 was $99.2 billion, or 80.6 percent, of the total par value of consolidated obligation bonds.

As of December 31, 2007, the Bank had outstanding consolidated discount notes totaling $28.3 billion, compared to $4.9 billion as of December 31, 2006. The increase in consolidated obligation bonds and discount notes from December 31, 2006 to December 31, 2007 was due to the Bank’s need to increase liquidity to fund the increased demand for advances by the Bank’s members during 2007.

As of December 31, 2007, callable consolidated obligation bonds constituted 49.8 percent of the total par value of consolidated obligation bonds outstanding, compared to 67.9 percent at December 31, 2006. This decrease was due to market conditions that made the issuance of noncallable bullet debt more attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call features of the derivatives were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on un-hedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding (dollar amounts in thousands):

	As of December 31,
	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of contractual maturity:
Due in one year or less	$62,826,705	4.56%	$38,957,115	4.25%
Due after one year through two years	29,721,925	4.64%	37,843,965	4.66%
Due after two years through three years	14,448,245	4.63%	13,397,175	4.56%
Due after three years through four years	4,665,400	4.93%	8,758,745	4.61%
Due after four years through five years	7,851,500	5.06%	5,359,100	4.82%
Due after five years	22,406,100	5.08%	18,785,400	4.88%

Total par value	141,919,875	4.70%	123,101,500	4.56%
Premiums	19,479		24,997
Discounts	(375,211)		(429,583)
SFAS 133 hedging adjustments	673,965		(627,904)
Deferred net losses on terminated derivatives	(1,066)		(1,374)

Total	$142,237,042		$122,067,636

The Bank’s consolidated obligation bonds outstanding consist of the following (in thousands):

	As of December 31,
	2007	2006
Par value of consolidated bonds:
Noncallable	$71,188,475	$39,511,725
Callable	70,731,400	83,589,775

Total	$141,919,875	$123,101,500

Supplementary financial data on the Bank’s short-term borrowings is set forth under Item 8, “Financial Statements and Supplementary Data.”

Deposits

In 2007 and 2006, the Bank offered demand and overnight deposits and a short-term deposit program to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. The interest rate paid on term deposits is dependent upon the term of the deposit. In June 2007, the Bank discontinued offering term deposits and the last term deposit matured in October 2007.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $7.1 billion as of December 31, 2007, compared to $4.6 billion as of December 31, 2006. Demand deposits comprised the largest percentage of deposits, representing 99.7 percent of total deposits as of December 31, 2007 compared to 96.2 percent as of December 31, 2006.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of December 31, 2007.

Other Liabilities

The $1.0 billion, or 35.2 percent, increase in other liabilities to $4.0 billion at December 31, 2007 from the 2006 year-end balance was due primarily to a $1.5 billion increase in derivative liabilities, offset by a $500.0 million decrease in securities sold under agreements to repurchase due to the maturity of such securities during 2007.

Capital

As of December 31, 2007, the Bank had total capital of $8.0 billion, an increase of $1.8 billion, or 29.9 percent, from the 2006 year-end balance. An increase in advance balances that resulted in an increase in the Bank’s activity-based stock was the primary factor causing the increase in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least four percent of its total assets, (ii) leverage capital in an amount equal to at least five percent of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and Finance Board regulations as the sum of paid-in capital for Class B stock and retained earnings. Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and the Bank’s $55.5 million and $215.7 million in mandatorily redeemable capital stock at December 31, 2007 and 2006, respectively, is included in the line item “total regulatory capital” in the table below.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2007		2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$978,792	$8,080,333	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.26%	4.00%	4.54%
Total regulatory capital	$7,589,845	$8,080,333	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.39%	5.00%	6.81%
Leverage capital	$9,487,307	$12,120,499	$7,037,922	$9,590,819

As of December 31, 2007, the Bank had capital stock subject to mandatory redemption from 11 members and former members, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of December 31, 2007 and December 31, 2006, the Bank’s activity-based stock included $12.4 million and $52.6 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2007, 2006, and 2005.

Net Income

The following table sets forth the Bank’s significant income and expense items for the years ended December 31, 2007, 2006, and 2005, and provides information regarding the changes during each of these periods (dollar amounts in thousands):

Components of Net Income

	For the Years Ended December 31,		Increase/ (Decrease) 2007/2006	Increase/ (Decrease) % 2007/2006	For the Year Ended December 31, 2005	Increase/ (Decrease) 2006/2005	Increase/ (Decrease) % 2006/2005
	2007	2006
Net interest income	$703,548	$671,219	$32,329	4.82	$633,707	$37,512	5.92
Other income (loss)	13,524	(3,823)	17,347	453.75	(74,094)	70,271	94.84
Other expense	110,181	102,381	7,800	7.62	86,190	16,191	18.79
Total assessments	161,916	150,600	11,316	7.51	126,365	24,235	19.18
Net income	444,903	414,198	30,705	7.41	344,136	70,062	20.36

The Bank’s net income increased during the year ended December 31, 2007 when compared to the years ended December 31, 2006 and 2005, due to both an increase in net interest income and other income. The discussion below highlights the changes in the specific components of net income for the periods presented.

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on consolidated obligations, deposits, and other borrowings. Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133-related adjustments. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management— Accounting for Derivatives and Hedging Activities” section below for further discussion on SFAS 133-related effects on net interest income.

For the year ended December 31, 2007, net interest income increased by $32.3 million, or 4.82 percent compared to the year ended December 31, 2006. This was due primarily to the following:

•	An increase in interest income on advances of $1.0 billion due to the increases in both the rates on and the volume of advances

•	An increase in the interest income on federal funds sold of $162.1 million due primarily to an increase in the volume of federal funds sold necessary to meet increased liquidity demands

•

The increase in interest income was offset by a $1.2 billion increase in interest expense on consolidated obligations due to the increases in both the rates on and the volume of consolidated obligations to meet the increase demand for advances.

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

Securities characterized as trading securities on the balance sheet are reported at fair value under SFAS 115. Net interest income includes the interest earned on these securities, which was $265.7 million, $282.6 million and $316.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. The interest income (expense) on the associated interest rate swaps used to hedge these securities is recorded in other income (loss).

The following table summarizes key components of net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest income
Advances	$6,272,406	$5,255,030	$3,439,064
Investments	1,219,777	1,209,747	1,164,651
Mortgage loans held for portfolio	175,679	152,167	131,630
Other	747,976	569,944	271,457

Total	8,415,838	7,186,888	5,006,802

Interest expense
Consolidated obligations	7,419,087	6,263,775	4,181,838
Deposits	266,562	218,831	152,872
Other	26,641	33,063	38,385

Total	7,712,290	6,515,669	4,373,095

Net interest income	$703,548	$671,219	$633,707

As discussed above, net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earnings assets and interest-bearing liabilities.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2007, 2006, and 2005. As is noted in the table, the interest rate spread between 2007 and 2006 decreased by three basis points as compared to a decrease of six basis points between 2006 and 2005. The decrease in spread from 2006 to 2007 was due primarily to the inability of the Bank to be fully invested in MBS. The decrease in spread from 2005 to 2006 was due to a $97.6 million decrease in the amount of interest expense on derivatives related to the Bank’s trading securities reclassified into other income as a result of SFAS 133 requirements. The table presents average balances and yields and interest income and expense of major categories of interest-earning assets and interest-bearing liabilities for the years ended December 31, 2007, 2006, and 2005 (dollar amounts in thousands).

Spread and Yield Analysis

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$13,433,764	$697,244	5.19%	$10,499,760	$535,144	5.10%	$7,150,815	$240,079	3.36%
Interest-bearing deposits	962,246	50,672	5.27%	669,932	34,691	5.18%	987,852	31,179	3.16%
Long-term investments (1)	23,816,403	1,219,777	5.12%	24,114,523	1,209,747	5.02%	24,079,003	1,164,651	4.84%
Advances	116,626,559	6,272,406	5.38%	101,860,607	5,255,030	5.16%	101,557,050	3,439,064	3.39%
Mortgage loans held for portfolio (2)	3,299,680	175,679	5.32%	2,958,527	152,167	5.14%	2,644,338	131,630	4.98%
Loans to other FHLBanks	1,170	60	5.13%	2,088	109	5.22%	6,184	199	3.22%

Total interest-earning assets	158,139,822	8,415,838	5.32%	140,105,437	7,186,888	5.13%	136,425,242	5,006,802	3.67%

Allowance for credit losses on mortgage loans	(738)			(555)			(816)
Other assets	2,826,822			2,411,250			2,057,411

Total assets	$160,965,906			$142,516,132			$138,481,837

Liabilities and Capital
Demand and overnight deposits	$5,178,340	$260,440	5.03%	$4,232,137	$208,151	4.92%	$4,652,400	$147,820	3.18%
Term deposits	8,018	323	4.03%	25,499	1,239	4.86%	33,754	1,081	3.20%
Other interest-bearing deposits	109,508	5,799	5.30%	185,964	9,441	5.08%	124,117	3,971	3.20%
Short-term borrowings	13,661,082	671,466	4.92%	7,147,236	353,263	4.94%	7,157,524	224,226	3.13%
Long-term debt	130,744,063	6,748,405	5.16%	120,543,114	5,911,141	4.90%	115,784,817	3,957,816	3.42%
Other borrowings	482,496	25,857	5.36%	662,830	32,434	4.89%	1,175,677	38,181	3.25%

Total interest-bearing liabilities	150,183,507	7,712,290	5.13%	132,796,780	6,515,669	4.91%	128,928,289	4,373,095	3.39%

Noninterest-bearing deposits	25,666			28,489			75,153
Other liabilities	3,882,182			3,404,110			3,573,309
Total capital	6,874,551			6,286,753			5,905,086

Total liabilities and capital	$160,965,906			$142,516,132			$138,481,837

Net interest income and net yield on interest-earning assets		$703,548	0.44%		$671,219	0.48%		$633,707	0.46%

Interest rate spread			0.19%			0.22%			0.28%

Average interest-earning assets to interest-bearing liabilities			105.30%			105.50%			105.81%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the tables, changes in net interest income between 2007 and 2006 and between 2006 and 2005 were primarily volume related.

Volume and Rate Table *

	2007 vs. 2006			2006 vs. 2005
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$152,113	$9,987	$162,100	$140,093	$154,972	$295,065
Interest-bearing deposits in banks	15,384	597	15,981	(12,184)	15,696	3,512
Long-term investments	(15,072)	25,102	10,030	1,720	43,376	45,096
Advances	786,808	230,568	1,017,376	10,310	1,805,656	1,815,966
Mortgage loans held for portfolio	18,019	5,493	23,512	16,046	4,491	20,537
Loans to other FHLBanks	(47)	(2)	(49)	(174)	84	(90)

Total	957,205	271,745	1,228,950	155,811	2,024,275	2,180,086

Increase (decrease) in interest expense:
Demand and overnight deposits	47,491	4,798	52,289	(14,388)	74,719	60,331
Term deposits	(733)	(183)	(916)	(308)	466	158
Other interest-bearing deposits	(4,033)	391	(3,642)	2,512	2,958	5,470
Short-term borrowings	320,178	(1,975)	318,203	(322)	129,359	129,037
Long-term debt	516,450	320,814	837,264	168,757	1,784,568	1,953,325
Other borrowings	(9,446)	2,869	(6,577)	(20,559)	14,812	(5,747)

Total	869,907	326,714	1,196,621	135,692	2,006,882	2,142,574

Increase (decrease) in net interest income	$87,298	$(54,969)	$32,329	$20,119	$17,393	$37,512

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net gains (losses) on trading securities and net (losses) gains on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	For the Years Ended December 31,			Increase (Decrease)
	2007	2006	2005	2007/2006	2006/2005
Other Income (Loss):
Service fees	$2,488	$2,354	$3,235	$134	$(881)
Net gains (losses) on trading securities	106,718	(99,241)	(215,108)	205,959	115,867
Net (losses) gains on derivatives and hedging activities	(96,424)	91,176	136,520	(187,600)	(45,344)
Other	742	1,888	1,259	(1,146)	629

Total other income (loss)	$13,524	$(3,823)	$(74,094)	$17,347	$70,271

For the year ended December 31, 2007, other income (loss) increased by $17.3 million compared to the year ended December 31, 2006. The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during 2007 was partially offset by market-value changes in the related derivatives. The overall changes in other income (loss) during 2007 were caused primarily by the adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The net gains (losses) on trading securities during 2007 were due to falling interest rates in the portions of the yield curve pertaining to the maturities of these securities.

For the year ended December 31, 2006, other income (loss) increased by $70.3 million, or 94.8 percent, compared to the year ended December 31, 2005. This was due primarily to the decrease in the net losses on trading securities exceeding the decrease in the gains on derivatives and hedging activities.

The details of the net (losses) gains on derivatives and hedging activities are presented in a table below.

When a derivative qualifies as a SFAS 133 hedging instrument, the change in fair value of the derivative is recognized in earnings with a corresponding change in the fair value related to the designated risk of the hedged item also recognized in earnings. The difference between the changes in fair value recognized of the two instruments represents the degree of ineffectiveness in the hedging relationship. The Bank records the changes in fair value of the derivative and the hedged item of qualifying SFAS 133 hedging relationships in the net (losses) gains on derivatives and hedging activities component of other income (loss). Any interest paid or received for these qualifying SFAS 133 hedging relationships is recorded in net interest income as discussed in the section below.

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of derivatives not designated in SFAS 133 hedging relationships (“SFAS 133 non-qualifying hedges”) in the net (losses) gains on derivatives and hedging activities classification. The following table details each of these components of net (losses) gains on derivatives and hedging activities (in thousands):

Net (Losses) Gains on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
For the Year Ended December 31, 2007
Interest-related	$—	$(9,890)	$(14,578)	$—	$—	$—	$100	$(24,368)
SFAS 133 qualifying fair value hedges	12,117	—	61	—	16,495	665	—	29,338
SFAS 133 non-qualifying fair value hedges	—	12,571	(114,461)	546	—	—	(50)	(101,394)

Total gains (losses)	$12,117	$2,681	$(128,978)	$546	$16,495	$665	$50	$(96,424)

For the Year Ended December 31, 2006
Interest-related	$—	$(5,950)	$(32,376)	$—	$—	$—	$112	$(38,214)
SFAS 133 qualifying fair value hedges	32,830	—	—	—	3,214	—	—	36,044
SFAS 133 non-qualifying fair value hedges	—	3,845	89,910	(232)	—	—	(177)	93,346

Total gains (losses)	$32,830	$(2,105)	$57,534	$(232)	$3,214	$—	$(65)	$91,176

For the Year Ended December 31, 2005
Interest-related	$—	$(3,505)	$(129,967)	$—	$—	$—	$124	$(133,348)
SFAS 133 qualifying fair value hedges	66,188	—	—	—	(14,426)	—	—	51,762
SFAS 133 non-qualifying fair value hedges	—	(3,226)	222,092	(702)	—	—	(58)	218,106

Total gains (losses)	$66,188	$(6,731)	$92,125	$(702)	$(14,426)	$—	$66	$136,520

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Accounting for Derivatives & Hedging Activities

SFAS 133 requires the Bank to record all derivatives at fair value and to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses applicable to the underlying hedged assets or liabilities may be recognized in a symmetrical manner. Therefore, SFAS 133 introduces the potential for the income statement to reflect considerable timing differences between the current market valuation of the hedge instruments and the delayed effect from related hedged assets or liabilities, often resulting in income statement volatility.

If a hedging activity qualifies for hedge accounting treatment under SFAS 133, the Bank includes the related interest income or interest expense of the hedge instrument in the relevant income statement caption consistent with the hedged asset or liability. In addition, the Bank reports as a component of other income (loss) the fair values of both the hedge instrument and the hedged item. If the hedging relationship is discontinued, the Bank will cease marking the hedged item to fair value and will begin to amortize the cumulative fair-value adjustment that has occurred as a part of the hedge as interest income or interest expense over the life of the hedged asset or liability.

As discussed above, if a hedging relationship does not qualify for hedge accounting treatment under SFAS 133, the Bank reports the hedging instrument’s components of interest income or interest expense, together with the effect of the valuation, as components of other income (loss). However, there is no corresponding fair value adjustment for the hedged asset or liability.

The table below outlines the overall effect of hedging activities on net interest income and other income (loss) related results (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net interest income	$703,548	$671,219	$633,707

Interest components of hedging activities included in net interest income:
Hedging advances	$639,994	$558,593	$(290,934)
Hedging consolidated obligations	(398,172)	(772,833)	74,478
Hedging related amortization	(28,948)	(33,585)	(35,469)

Net increase (decrease) in net interest income	$212,874	$(247,825)	$(251,925)

Interest components of derivative activity included in other income (loss):
Purchased options	$1,138	$5,141	$10,169
Synthetic macro funding	(11,028)	(11,091)	(13,674)
Trading securities	(14,578)	(32,376)	(129,967)
Other	100	112	124

Net decrease in other income (loss)	$(24,368)	$(38,214)	$(133,348)

The following discussion provides background and trend analysis on each of the components presented in the table above.

Hedged Advances and Hedged Consolidated Obligations. Management generally uses hedging instruments to change, in effect, fixed interest rates into variable interest rates for advances and consolidated obligations, which, during recent periods, initially were lower than fixed rates. However, as the interest-rate environment changes over time, the variable interest rates may increase above the fixed interest rate existing at the time the hedge was established. The hedging activities generally use interest-rate swaps to convert the interest rates on both advances and consolidated obligations to a short-term interest rate, usually based on LIBOR.

When this type of hedging relationship qualifies for hedge accounting treatment under SFAS 133, the interest components shown above are included in net interest income. The combined result of these activities on interest income and interest expense may increase or decrease net interest income. Because the purpose of management’s hedging activities is to protect the interest-rate spread related to net interest income from interest-rate risk, the absolute increase or decrease for either interest income from advances or interest expense on consolidated obligations is not as important as the relationship of the various hedging activities to overall net interest income and the interest-rate spread. The effect of such hedging activities varies from year to year, depending on interest-rate movements and the amount of the Bank’s hedging activity.

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

The above table illustrates that, due to hedging activities and hedging related amortization, net interest income increased by $212.9 million for the year ended December 31, 2007 and decreased by $247.8 million and $251.9 million for the years ended December 31, 2006, and 2005, respectively. These net effects are due to the interplay between short-term interest rates and the underlying contractual interest rates for the advances and consolidated obligations being hedged.

The amounts reflected above for the following items must be considered in conjunction with the discussion set forth under “Other Income (Loss)” as the interest on these derivatives will appear in “Other Income (Loss).”

Purchased Options. This component relates to hedging activities in which the Bank generally has paid for protection against future interest-rate movements, but which generally do not qualify for hedge accounting treatment under SFAS 133. Often these activities are used to hedge exposure to prepayment activity in the mortgage loan portfolio. Generally, one would expect that these hedging actions would result in an expense over time because the Bank is purchasing protection. However, if conditions arise that are favorable for exercising the option, the benefit of increased income or reduced expense can be significant. The above table shows that the interest component derived from purchased option activity was $1.1 million in 2007, due to an increase in interest rates. Since these options are derivatives, both changes in fair value and any related interest income or interest expense, if exercised, are recognized currently in the income statement as a component of other income (loss).

Synthetic Macro Funding. This component relates to the Bank using derivatives to create a profile similar to that of having longer-term debt outstanding than the actual underlying debt. Because there is only the existing short-term debt and longer-term debt outstanding, these activities are called “synthetic.” Consequently, these activities do not qualify for hedge accounting treatment under SFAS 133 because they do not have a direct link to a hedged item and are considered SFAS 133 non-qualifying hedges. These structures contain a derivative, and therefore changes in the fair value of the derivative are recognized in the income statement as a component of other income (loss).

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

Non-interest Expense

The following table presents non-interest expense (in thousands):

	For the Years Ended December 31,			Increase (Decrease) 2007/2006	Increase (Decrease) 2006/2005
	2007	2006	2005
Other expense:
Salaries and employee benefits	$64,564	$56,170	$46,085	$8,394	$10,085
Occupancy cost	3,453	3,676	3,362	(223)	314
Other operating expenses	29,887	32,301	27,025	(2,414)	5,276

Total operating expenses	97,904	92,147	76,472	5,757	15,675

Finance Board and Office of Finance	9,073	7,266	7,074	1,807	192
Other	3,204	2,968	2,644	236	324

Total other expense	110,181	102,381	86,190	7,800	16,191

Assessments:
Affordable Housing Program	50,690	47,048	39,605	3,642	7,443
REFCORP	111,226	103,552	86,760	7,674	16,792

Total assessments	161,916	150,600	126,365	11,316	24,235

Total non-interest expense	$272,097	$252,981	$212,555	$19,116	$40,426

Non-interest expense increased 7.56 percent in 2007 compared to 2006 and increased 19.0 percent in 2006 compared to 2005. These increases were due primarily to increased AHP and REFCORP assessments and an increase in operating expenses caused by an increase in salary and benefits expense. The REFCORP assessment is established as a fixed percent of GAAP net income, and AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS 150).

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. In addition, Finance Board regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at December 31, 2007.

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

During the credit market disruptions that occurred during 2007, the Bank increased its liquidity through the capital markets to meet member advance demand. If credit market disruptions cease, the Bank does not anticipate that its liquidity needs will remain at that level for 2008. If disruptions in the credit market return, management expects that the Bank once again will serve as a source of liquidity to its members and that it will meet heightened advance demand through increased consolidation obligation issuance.

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

The Bank is jointly and severally liable with each and all of the other FHLBanks for the payment of principal and interest on consolidated obligation of all the FHLBanks. On October 10, 2007, FHLBank Chicago disclosed that it had entered into a consensual cease and desist order with the Finance Board, which concurrently terminated its prior written agreement with the Finance Board. Pursuant to FHLBank Chicago’s disclosure, the order states that the Finance Board has determined that requiring FHLBank Chicago to take the actions specified in the order will “improve the condition and practices of FHLBank Chicago, stabilize its capital, and provide FHLBank Chicago an opportunity to address the principal supervisory concerns identified by the Finance Board.” FHLBank Chicago also disclosed that the order places several requirements on it. Based on its knowledge, management of the Bank does not believe that these developments should affect the Bank’s individual liability on the FHLBanks’ outstanding consolidated obligations.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2007 and 2006. As of December 31, 2007, the FHLBanks had $1.2 trillion in aggregate par value of consolidated obligations issued and outstanding, $170.4 billion of which was attributable to the Bank.

As of December 31, 2007, the Bank had outstanding standby letters of credit of approximately $6.4 billion with original terms of less than three months to 15 years, with the longest final expiration in 2022. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank’s contractual obligations and commitments (in thousands):

	Contractual Obligations As of December 31, 2007 Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$141,919,875	$62,826,705	$44,170,170	$12,516,900	$22,406,100
Operating leases	5,358	1,353	2,268	1,484	253
Mandatorily redeemable capital stock	55,538	28,758	1,411	8,327	17,042

Total contractual obligations	$141,980,771	$62,856,816	$44,173,849	$12,526,711	$22,423,395

Other commitments:
Standby letters of credit	$6,443,273	$306,935	$1,628,187	$138,061	$4,370,090
Commitments to fund mortgage loans	9,309	9,309	—	—	—

Total other commitments	$6,452,582	$316,244	$1,628,187	$138,061	$4,370,090

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

Fair Value Determination

GAAP requires management to value and present at fair value certain of the Bank’s assets and liabilities, including investments classified as trading securities and all derivatives. Under GAAP, the fair value of an asset or liability is the price at which that asset could be bought or sold in a current transaction between willing parties, other than in liquidation. Effective January 1, 2008 the Bank will implement SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 changes some of the fair value measurement criteria. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Accounting Guidance” section below for further discussion on SFAS 157.

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

Mortgage Loans

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. The allowance for credit losses is based on management’s periodic evaluation of the factors discussed below, as well as other pertinent factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. Realized credit losses on the Bank’s mortgage loan portfolio are charged off against the allowance while recoveries of amounts previously charged off are credited to the allowance. The Bank’s allowance for credit losses related to its mortgage loan portfolio was $846 thousand and $774 thousand as of December 31, 2007 and 2006, respectively, all attributable to multifamily mortgages in AMPP.

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

The following discussion provides details regarding the establishment of the allowance for credit losses for conventional multifamily residential mortgage loans and conventional single-family mortgage loans. An allowance for credit losses is not calculated for government-insured/guaranteed single-family residential mortgage loans because of the U.S. government guarantee of the loans and the contractual obligation of the loan servicer.

Multifamily Residential Mortgage Loans

An independent third-party loan review is performed annually on all the Bank’s multifamily residential mortgage loans in AMPP to identify credit risks and to assess the overall collectibility of those loans. Management may shorten this time frame if it notes significant changes in the portfolio’s performance in the quarterly review report provided on each loan. The Bank’s allowance for credit losses related to multifamily residential mortgage loans is comprised of a specific reserve and a general reserve.

The Bank establishes a specific reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan. The loans are collateral dependent; that is, the ability to repay the loan is dependent on amounts generated by the collateral. Therefore, should a loan be classified as impaired in accordance with SFAS 114, the loan will be adjusted to reflect the fair value of the underlying collateral less cost to sell.

To identify the loans that will be subject to review for SFAS 114 impairment, the Bank reviews all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. The Bank uses six grade categories when assigning credit ratings to individual loans. These credit ratings involve a high degree of judgment in estimating the amount and timing of future cash flows and collateral values. While the Bank’s allowance for credit losses is sensitive to the credit ratings assigned to a loan, a hypothetical one-level downgrade or upgrade in the Bank’s credit ratings for all multifamily residential mortgage loans would not result in a change in the allowance for credit losses that would be material as a proportion of the unpaid principal balance of the Bank’s mortgage loan portfolio.

A general reserve is maintained on multifamily residential mortgage loans not subject to specific reserve allocations to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves for individual loans. To establish the general reserve, the Bank assigns a risk classification to this population of loans. A specified percentage is allocated to the general reserve for designated risk classification levels. The loans and risk classification designations are reviewed by the Bank on an annual basis.

As of December 31, 2007 and 2006, the allowance for credit losses on multifamily residential mortgage loans in AMPP was $846 thousand and $774 thousand, respectively.

Single-family Residential Mortgage Loans

Prior to October 1, 2006, the Bank calculated the allowance for credit losses on its conventional single-family residential mortgage loans to be equal to 5.0 percent of the unpaid principal balance of such loans classified as nonaccrual. This calculation did not consider the lender reserve accounts, supplemental mortgage insurance or the PFI’s credit enhancement obligation (collectively, “credit enhancements”) that would mitigate the loss exposure of the Bank.

Effective October 1, 2006, the Bank revised its calculation of the allowance for credit losses on conventional single-family residential mortgage loans to incorporate additional factors. The calculation now is based on all conventional single-family residential mortgage loans within the Bank’s mortgage portfolio and an estimate of expected credit losses in the portfolio as of the balance sheet date. Data used to estimate expected credit losses includes actual observable losses for mortgage portfolios in the same vintage with similar credit characteristics, the loan portfolio’s historical and current delinquency performance, credit enhancements from the PFI or mortgage insurer, industry data, and the prevailing economic conditions. A general reserve related to the portfolio of loans is recorded if the estimated expected loss exposure exceeds the available credit enhancements under the terms of each Master Commitment.

As of December 31, 2007 and 2006, there was no allowance for credit losses on single-family residential mortgage loans.

See “Note 1—Summary of Significant Accounting Policies—Mortgage Loans Held in Portfolio” to the Bank’s 2007 financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of management’s estimate of credit losses.

Accounting for Derivatives and Hedging Activities

General

The Bank accounts for derivatives in accordance with SFAS 133. In accordance with SFAS 133, the Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or SFAS 133 non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2007. The Bank uses derivatives in its risk management program for the following purposes:

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of SFAS 133 non-qualifying hedges that do not qualify for hedge accounting under SFAS 133, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and SFAS 133 non-qualifying hedges in the income statement caption “Net (losses) gains on derivatives and hedging activities” which is included in the “Other Income (Loss)” section of the income statement.

The Bank may discontinue hedge accounting for a hedging transaction (de-designation) if it fails effectiveness testing or for other asset-liability-management reasons. The Bank also treats modifications to hedged items as a discontinuance of a hedging relationship. When a hedge relationship is discontinued, the Bank will cease marking the hedged item to fair value and will amortize the cumulative basis adjustment resulting from SFAS 133 hedge accounting. The Bank reports SFAS 133-related amortization as interest income or expense over the remaining life of the associated hedged item. The associated derivative will continue to be marked to fair value through earnings until it matures or is terminated.

Recent Accounting Guidance

SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes that the adoption of SFAS 157 will not have a material effect on the Bank’s financial condition or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management believes that the adoption of SFAS 159 will not have a material effect on the Bank’s financial condition or results of operations.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. Management believes that the adoption of FSP FIN 39-1 will not have a material effect on the Bank’s financial condition or results of operations.

Statement 133 Implementation Issue No. 23 (“Issue E23”), Issues Involving Application of the Shortcut Method under Paragraph 68, issued in January 2008 amends SFAS 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. The Bank does not have any preexisting hedging relationships utilizing the shortcut method which required dedesignation upon the adoption of Issue E23. Management believes that the adoption of Issue E23 will not have a material effect on the Bank’s financial condition or results of operations.

Risk Management

The Bank’s lending, investment, and funding activities and the use of derivative hedge instruments expose the Bank to a number of risks, including any one or more of the following:

•	Market risk, which is the risk that the market value, or estimated fair value, of the Bank’s portfolio will decline as a result of changes in interest rates

•	Liquidity risk, which is the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and associates in a timely and cost-efficient manner

•	Credit risk, which is the risk that the market value of an obligation will decline as a result of deterioration in creditworthiness, or that the amount will not be realized

•

Operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events, as well as reputation and legal risks associated with business practices or market conduct that the Bank may undertake

•	Business risk, which is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short term and long term.

The Bank’s board of directors establishes the risk management philosophies for the Bank and works with management to align the Bank’s objectives to those philosophies. To manage the Bank’s risk exposure, the Bank’s board of directors has adopted a Risk Management Policy (the “RMP”). The RMP governs the Bank’s approach to managing the above risks. The Bank’s board of directors reviews the RMP annually and formally re-adopts the RMP at least once every three years. It also reviews and approves amendments to the RMP from time to time as necessary. In addition to the RMP, the Bank also is subject to the Finance Board’s regulations and policies regarding risk management.

To ensure compliance with the RMP, the Bank has established multiple internal management committees to provide oversight over these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors.

Market Risk

General

The Bank is exposed to market risk in that changes in interest rates and spreads can have a direct effect on the value of the Bank’s assets and liabilities. As a result of the volume of its interest-earning assets and interest-bearing liabilities, the component of market risk having the greatest effect on the Bank’s financial condition and results of operations is interest-rate risk.

Interest-rate risk represents the risk that the aggregate market value or estimated fair value of the Bank’s asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms. These include repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever an asset and a liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different bases, such as LIBOR versus the Bank’s cost of funds. Different bases can move at different rates or in different directions, which can cause erratic changes in revenues and expenses. Option risk is presented by the optionality that is embedded in some assets and liabilities. Mortgage assets represent the primary source of option risk.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank’s management attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

1.	As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities; and to hedge the market value of existing assets, liabilities, and anticipated transactions. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

2.	As an asset-liability management tool, for which SFAS 133 hedge accounting is not applied (“SFAS 133 non-qualifying hedge”). The Bank may enter into derivatives that do not qualify for hedge accounting under SFAS 133 accounting rules. As a result, the Bank recognizes the change in fair value of these derivatives in other income as net (losses) gains on derivatives and hedging activities with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The category “fair value” represents hedge strategies for which hedge accounting is achieved. The category “SFAS 133 non-qualifying” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP. In addition to derivatives, the table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS 133:

	As of December 31,
	2007		2006
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value	$108,404,411	$(2,687,295)	$66,304,379	$384,970
SFAS 133 non-qualifying	789,150	(7,861)	1,236,900	2,366

Total	109,193,561	(2,695,156)	67,541,279	387,336

Investments:
SFAS 133 non-qualifying	8,281,248	(216,207)	8,461,216	(115,875)

Total	8,281,248	(216,207)	8,461,216	(115,875)

MPF/MPP loans:
Stand alone delivery commitments	9,309	41	5,312	(15)

Total	9,309	41	5,312	(15)

Consolidated obligation bonds:
Fair value	97,244,433	651,605	98,564,362	(630,957)
SFAS 133 non-qualifying	5,464,500	(2,552)	629,500	(3,230)

Total	102,708,933	649,053	99,193,862	(634,187)

Consolidated obligation discount notes:
Fair value	1,494,799	3,789	—	—

Total	1,494,799	3,789	—	—

Intermediary positions:
Intermediaries	1,179,667	103	505,720	210

Total	1,179,667	103	505,720	210

Total notional and fair value	$222,867,517	$(2,258,377)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(2,258,377)		$(362,531)
Accrued interest		187,934		51,572

Net derivative balance		$(2,070,443)		$(310,959)

Net derivative assets balance		$43,048		$259,024
Net derivative liabilities balance		(2,113,491)		(569,983)

Net derivative balance		$(2,070,443)		$(310,959)

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods, including calculating the effective duration of assets, liabilities, and equity under various scenarios and calculating the theoretical market value of equity.

Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. As an example of effective duration relative to interest-rate sensitivity, the value of an instrument with an effective duration of five years will change by approximately five percent with a one-percentage point change in interest rates. The Bank employs sophisticated modeling systems to measure effective duration.

Effective duration of equity aggregates the estimated sensitivity of market value for each of the Bank’s financial assets and liabilities to changes in interest rates. Effective duration of equity is computed by taking the market value-weighted effective duration of assets, less the market value-weighted effective duration of liabilities, and dividing the remainder by the market value of equity. However, market value of equity should not be considered indicative of the market value of the Bank as a going concern or the value of the Bank in a liquidation scenario. An effective duration gap is the measure of the difference between the estimated durations of portfolio assets and liabilities and summarizes the extent to which the estimated cash flows for assets and liabilities are matched, on average, over time and across interest-rate scenarios.

A positive effective duration of equity or a positive effective duration gap results when the effective duration of assets is greater than the effective duration of liabilities. A negative effective duration of equity or a negative effective duration gap results when the effective duration of assets is less than the effective duration of liabilities. A positive effective duration of equity or a positive effective duration gap generally indicates that the Bank has some exposure to interest-rate risk in a rising rate environment, and a negative effective duration of equity or a negative effective duration gap indicates some exposure to interest-rate risk in a declining interest-rate environment. Higher effective duration numbers, whether positive or negative, indicate greater volatility of market value of equity in response to changing interest rates.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with current Finance Board regulations. Under the Bank’s RMP, the Bank must maintain its effective duration of equity within a range of +60 months to – 60 months, assuming current interest rates, and within a range of +84 months to—84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

Effective Duration Exposure

(In months)

	As of December 31,
	2007			2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	5.3	5.6	3.4	6.7	6.8	5.0
Liabilities	5.3	5.2	5.0	5.9	6.0	5.2
Equity	4.1	14.6	(36.9)	26.6	24.1	(0.5)
Effective duration gap	0.0	0.4	(1.6)	0.8	0.8	(0.2)

As shown in the table above, as of December 31, 2007 and 2006, the Bank’s base case effective duration gap was 0.4 months and 0.8 months, with an effective duration of equity of 14.6 months and 24.1 months, respectively. The Bank’s base case effective duration gap and effective duration of equity decreased from December 31, 2006 to December 31, 2007. These measures were lower at December 31, 2007 because of management’s efforts to reduce the Bank’s effective duration of equity slightly and take advantage of lower long-term interest rates.

Management has determined that it would be prudent to consider interest-rate movements of a lesser magnitude than the +/-200 basis point shifts required by the Bank’s RMP. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis point increments as of December 31, 2007.

Additional Effective Duration Exposure Scenarios

(In months)

	As of December 31, 2007
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	5.4	5.5	5.6	5.6	5.3	4.4	3.6
Liabilities	5.4	5.5	5.4	5.2	5.1	4.9	4.9
Equity	6.0	7.3	10.1	14.6	10.0	(7.0)	(27.2)
Effective duration gap	0.0	0.0	0.2	0.4	0.2	(0.5)	(1.3)

The prepayment risk in both advances and investment assets can affect significantly the Bank’s effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower’s decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank’s prepayment fees for advances without embedded options generally are based on the present value of the difference between the rate on the prepaid advance and the current rate for an advance with an identical maturity date. Prepayment fees for advances that contain embedded options generally are based upon the market value of the derivative instrument that the Bank used to hedge the advance.

The Bank carries a significant MBS investment portfolio and anticipates modest growth in mortgage loan purchases from members. The prepayment options embedded in mortgage loan and mortgage security assets may result in extensions or contractions of both actual and expected cash flows when interest rates change. Current Finance Board policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. To reduce the Bank’s exposure to prepayment risk, the amount of callable debt liabilities used to fund the Bank’s mortgage investments grew from $6.8 billion as of December 31, 2006 to $8.7 billion as of December 31, 2007. The Bank also uses interest-rate exchange agreements to reduce duration and option risks for investment securities other than MBS. Duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. As shown in the table below, the Bank’s base case market value of equity was approximately $7.4 billion and $6.1 billion as of December 31, 2007 and December 31, 2006, respectively. Although the Bank’s base case effective duration gap decreased, the market value of equity increased due primarily to the Bank’s increased capital.

Market Value of Equity

(In millions)

	As of December 31,
	2007			2006
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$186,394	$188,114	$189,524	$140,380	$141,989	$143,389
Liabilities	179,075	180,700	182,212	134,496	135,848	137,126
Equity	7,319	7,414	7,312	5,884	6,141	6,263

Under the Bank’s RMP, the Bank’s market value of equity must not decline by more than 15 percent, assuming an immediate, parallel, and sustained interest-rate shock of 200 basis points in either direction.

If duration of equity or market value of equity is approaching the boundaries of the Bank’s RMP ranges, management will initiate remedial action or review alternative strategies at the next meeting of the board of directors or appropriate committee thereof. Remedial action could include, but is not limited to, exercising options on short-term debt and issuing long-term debt, entering into pay-fixed interest-rate swaps, or purchasing interest-rate caps.

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

The Bank faces two basic types of liquidity risk; operational and contingent. Operational liquidity is defined as the ready cash and borrowing capacity available to meet the Bank’s day-to-day needs. Contingency liquidity is defined as the liquidity available should the need for liquidity increase as the result of increased member requests or a disruption of normal access to funding markets. The Bank can secure contingent liquidity from cash, securities available for repurchase, self-liquidating assets maturing in seven days or less, marketable assets with a maturity of one year or less and irrevocable lines of credit from financial institutions rated by an NRSRO no lower than the second highest credit rating category.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days assuming restricted debt market access. In addition, Finance Board regulations and the Bank’s RMP require the Bank to maintain contingency liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at December 31, 2007.

To maintain adequate operational liquidity on each business day in accordance with the above guidelines, the Bank has established a daily liquidity target.

To ensure adequate contingency liquidity in accordance with the above guidelines, the Bank’s RMP establishes a contingency liquidity requirement.

If on any day the operational liquidity calculation or the contingency liquidity calculation results in a negative value, the Bank’s RMP requires management to review such occurrence at the next meeting of the Asset/Liability Committee and to report such occurrence at the next meeting of the board of directors or appropriate committee thereof. In the event of an actual stressed environment, the Bank will prioritize liquidity requests from its members, and management will consult with the board of directors or appropriate committee thereof at the earliest opportunity to discuss a remedial strategy. The Bank has not experienced negative operational or contingency liquidity during the years ended December 31, 2007 and 2006.

Credit Risk

Credit risk is defined as the risk of loss due to defaults on principal and interest payments on advances, mortgage-backed securities and other investments, derivatives, mortgage loans and unsecured extensions of credit.

Management does not expect that the problems in the residential loan market involving subprime loans will affect the Bank’s financial condition or results of operation. The Bank believes that it has minimal exposure to subprime loans due to its business model and its credit risk policies pertaining to advances, investments, and mortgage loan programs.

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are the Bank’s principal source of credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and counterparties and the quality and value of the assets members pledge as eligible collateral.

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

All advances must be fully collateralized. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets acceptable to the Bank. The FHLBank Act and Finance Board regulations allow for additional categories of eligible collateral from members that qualify as Community Financial Institutions (“CFIs”), defined for 2007 as FDIC-insured institutions with average assets during the preceding three-year period of $599 million or less and for 2006 as FDIC-insured institutions with average assets during the preceding three-year period of $587 million or less. If deemed acceptable by the Bank, CFIs may pledge small business, small farm, and small agri-business loans as collateral for advances. The Bank presently does not accept these forms of collateral to secure CFI advances but may do so in the future.

The Bank obtains a security interest in eligible collateral to fully secure a member’s advances prior to the time it originates or renews an advance. The Bank requires each borrower to execute an Advances and Security Agreement under which the borrower grants to the Bank a security interest in all collateral pledged by the borrower. The Bank perfects its security interest in such collateral prior to making an advance. The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank’s security interest under the FHLBank Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

To ensure that advances are secured fully, the Bank values pledged collateral by assigning a discount to each type of eligible collateral. The collateral discount process takes into consideration any risk factors the Bank may encounter in liquidating the collateral to obtain repayment of an advance in the event of a member’s default. The types of risks addressed in the collateral valuation process include general market conditions, accrued and unpaid post-default interest, post-default holding, resolution, and disposition costs, as well as, discounts applied by the secondary market to account for any one or more of the following:

•	Change in market value of the pledged loan or security due to current interest rates

•	Decline in underlying real estate values of the properties backing the loan or security

•	Credit underwriting of the assets.

The Bank categorizes each borrowing member utilizing a proprietary credit score model according to the relative amount of credit and/or collateral risk it poses to the Bank. In general, borrowers in categories three and four, the lower-rated categories (more credit/collateral risk), have more restrictions on the types of collateral they may use to secure advances, are subject to higher collateral discounts for residential first-mortgage collateral, and face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers in the same matrix category based upon management’s assessment of the borrower and its collateral. The following table sets forth the number of borrowers in each category and the par amount of advances outstanding to all borrowers in each category as of December 31, 2007 (dollar amount in thousands):

Category	Number of Borrowers	Outstanding Advances
1	347	$29,423,697
2	436	108,117,692
3	21	770,404
4	24	653,340

The following table provides information about the types of collateral held for the Bank’s advances (dollar amount in thousands):

	Total Par Value of Outstanding Advances	Discounted Value of Collateral Pledged by Members	Residential First Mortgage and Security Collateral (%)	Commercial Real Estate Mortgage Collateral (%)	Multifamily and Home Equity Line of Credit Collateral (%)
As of December 31, 2007	$140,229,705	$227,230,433	79.2	6.4	14.4
As of December 31, 2006	101,914,002	196,873,643	83.1	5.4	11.5

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established a loan loss allowance for advances.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including federal funds sold, Eurodollar inter-bank deposit markets and MBS. However, the Bank has never suffered a credit loss in its investment portfolio and does not anticipate any such losses in the future.

The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Finance Board regulations with respect to term limits and eligible counterparties. The Bank’s RMP permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private label MBS, including collateralized mortgage obligations (“CMOs”) and real estate mortgage-investment conduits (“REMICS”), rated AAA by S&P or Aaa by Moody’s. As of December 31, 2007 and 2006, each MBS owned by the Bank held one of these ratings. As of December 31, 2007, a substantial portion of the Bank’s MBS portfolio consisted of private label MBS. The MBS securities purchased by the Bank attain triple-A ratings through credit enhancements, which generally consists of over-collateralization and the subordination of the claims of the other tranches of these securities. As of March 24, 2008, while each MBS owned by the Bank continued to hold a triple-A rating, six private label MBS totaling approximately $635 million had been placed on rating watch negative by Fitch. Due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS at this time.

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

In addition, Finance Board regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Board prohibits the Bank from purchasing any of the following:

•	Interest-only or principal-only stripped MBS, CMOs, and REMICs

•	Residual-interest or interest-accrual classes of CMOs and REMICs

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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio from $7.1 billion at December 31, 2006 to $10.6 billion as of December 31, 2007 related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities. As of December 31, 2007, the distribution of maturities of unsecured credit exposure was approximately as follows:

•	56 percent of the exposure matured in one business day

•	Nine percent matured within two to 30 calendar days

•	10 percent matured within 31 to 90 calendar days

•	One percent matured within 91 to 270 calendar days

•	24 percent matured after 270 calendar days and consisted of housing bonds and derivative exposure.

This distribution represented a typical maturity schedule for the Bank’s liquid (maturities of less than one year) investments. As of December 31, 2007, the Bank had unsecured credit exposure to three non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank had unsecured credit exposure to one counterparty in excess of five percent but less than 10 percent of total unsecured credit exposure.

Derivatives

Derivative transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows the regulatory requirements of the Finance Board, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of December 31, 2007, the Bank had $222.9 billion in total notional amount of derivatives outstanding compared to $175.7 billion at December 31, 2006. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of December 31, 2007, 100 percent of the total notional amount of outstanding derivative transactions was represented by 32 counterparties with a credit rating of A or better. Of these counterparties, there were four, Goldman Sachs Group, Inc., JP Morgan Chase Bank N.A., Deutsche Bank AG and Lehman Brothers Holdings Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., HSBC Bank USA N.A. and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2006, 32 counterparties represented 100 percent of the total notional amount of outstanding derivative transactions and all counterparties had a credit rating of A or better. Of these counterparties, there were four, Goldman Sachs Group, Inc., JP Morgan Chase Bank, Deutsche Bank AG and Lehman Brothers Holdings Inc., that represented more than 10 percent of the total notional amount and four counterparties, Lehman Brothers Holdings Inc., Credit Suisse First Boston, HSBC Bank USA, and Deutsche Bank AG, represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of December 31, 2007

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$2,043,635	$38	$—	$38
AA	161,453,653	39,859	—	39,859
A	58,771,087	355	—	355
Member institutions *	589,833	2,755	—	—
Delivery commitments	9,309	41	—	—

Total derivatives	$222,867,517	$43,048	$—	$40,252

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2006

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$5,573,635	$—	$—	$—
AA	111,565,110	112,774	71,942	40,832
A	58,310,477	145,787	140,094	5,693
Member institutions *	252,855	463	—	—
Delivery commitments	5,312	—	—	—

Total derivatives	$175,707,389	$259,024	$212,036	$46,525

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

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

Mortgage loans purchased under the MPF Program must comply with the underwriting and eligibility standards established and maintained by FHLBank Chicago. In some circumstances, the Bank, with the concurrence of

FHLBank Chicago, may grant a PFI a waiver exempting it from complying with these standards. The Bank has granted a limited number of such waivers related to documentation requirements or accepted alternate underwriting criteria in circumstances in which such waivers would not affect materially the value of the asset.

The Bank manages MPF Program credit risk through underwriting and eligibility guidelines and sharing of potential losses with the PFI. The Bank and PFI share the risk of losses on MPF loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The general allocation of losses under the MPF program is divided into the following loss layers:

Borrower’s Equity. The first layer of protection against loss is the borrower’s equity in the real property securing the MPF loan.

Primary Mortgage Insurance. The second layer of protection comes from primary mortgage insurance (“PMI”) that is required for any MPF loan with a loan-to-value (“LTV”) greater than 80 percent.

First Loss Account. Third, losses for each master commitment that are not paid by PMI, up to an agreed-upon amount, are incurred by the Bank up to a pre-specified amount that is tracked in what is called a “First Loss Account,” or “FLA.” The FLA represents the amount of expected losses that the Bank must incur before the PFI’s credit enhancement becomes available to cover losses.

Member Credit Enhancement. Fourth, losses for loans purchased under each master commitment in excess of the FLA, up to an agreed-upon amount, called the credit enhancement, or “CE Amount,” are incurred by the PFI, which, for MPF Plus, includes supplemental mortgage insurance (“SMI”). The member’s CE Amount is sized using the MPF Program methodology to limit the amount of the Bank’s losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). The CE Amount is determined at inception of each loan pool master commitment and is reassessed and increased, if necessary, after the “fill up period” for each master commitment that has been completed but is not increased thereafter. In one MPF product, the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $3.2 billion and $2.7 billion as of December 31, 2007 and 2006, respectively. The Bank determined that an allowance for credit losses on MPF Program mortgage loans was not required at December 31, 2007 and 2006. A description of the MPF Program is contained in Item 1, “Business-Mortgage Loans Held for Portfolio-MPF.”

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

The current underwriting and eligibility guidelines with respect to MPP loans can be summarized broadly as follows:

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

•

95 percent maximum LTV; government MPP loans which may not exceed the LTV limits set by FHA and VA; any MPP loan with an LTV greater than 80 percent requires certain amounts of PMI from a mortgage insurance company rated at least AA or Aa by a NRSRO

•	Current production or seasoned up to 12 months from origination

•	Eligible loan purposes are purchase transactions, cash-out refinances, and no-cash-out refinances

•	Credit scores no more than 180 days old as of the delivery date are required

•	Verification of income

•	Property appraisals

•	Customary property or hazard insurance, and flood insurance, if applicable, from insurers acceptably rated as detailed in the MPP guidelines

•

Title insurance must be provided to assure the first lien and clear title status of each mortgage; title insurance is to be provided by an acceptably rated title insurance company as provided in the MPP guidelines

•	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac Uniform Instruments

•	Loans that S&P has declined to rate are not eligible for delivery under MPP

•	Loans that are classified as high-cost, high-rate, or high-risk, or loans in similar categories defined under predatory lending or abusive lending laws, are not eligible for delivery under MPP

•	Loans that exceed either the annual percentage rate or points and fees threshold of Home Ownership and Equity Protection Act are not eligible.

The Bank manages MPP credit risk through sharing of potential losses with the PFI. The general allocation of losses under the MPP is divided into the following loss layers:

Borrower’s Equity and Primary Mortgage Insurance. The first layer of protection against loss is the borrower’s equity in the real property securing the MPP loan and PMI where applicable.

Lender Risk Account. Second, the Bank establishes a Lender Risk Account (“LRA”) for each master commitment to cover losses that are not paid by PMI or borrower’s equity. The Bank can establish the amount of the LRA balance either up front as a portion of the purchase proceeds (a “Fixed LRA”) or as a portion of the monthly interest paid by the borrower (a “Spread LRA”). The cost of the LRA is factored into determining a purchase price for loans under MPP. If, for example, the Bank has to set aside seven basis points annually to cover the funding of the LRA, the purchase price would be set under the assumption that seven basis points of coupon flow was not available to the Bank.

Currently, the Bank offers only the Spread LRA option, so the Bank funds the LRA through a portion of the monthly interest paid by the borrower. The LRA typically ranges between 30 basis points and 45 basis points of the outstanding principal balance of the mortgage loans. The exact amount is determined in conjunction with the provider of the SMI and the final pricing received on the SMI can be affected by the size of the LRA. The PFI’s recourse is limited to this predetermined LRA amount, so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Once the LRA has reached the required amount, but not before five years in the case of the Fixed LRA, the Bank will pay to the PFI on an annual basis in accordance with a step-down schedule that is established at the time of a master commitment contract any unused amounts of the LRA that are no longer required to cover expected losses. After 11 years from the closing of the mortgage pool, the Bank extinguishes the LRA and pays any remaining amounts to the PFI. The extinguishment of the LRA after 11 years was arrived at in conjunction with the providers of SMI.

Supplemental Mortgage Insurance. Third, losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI. In MPP, SMI generally covers mortgages with an LTV of 45 percent or greater. The Bank expects that the specified LTV may change in the future. In addition, SMI policies for master commitments in excess of $35 million contain an aggregate loss limit whereby the total amount payable by the SMI insurer under the policy is less than the total unpaid principal balances on the insured loans.

The Bank has never incurred a credit loss pursuant to which a claim has been paid by SMI. The Bank has established formal polices and procedures to monitor its exposure to mortgage insurance companies, including an aggregate cap on the amount of permissible exposure to SMI at each provider. Recently S&P took negative ratings actions on mortgage insurers that provide SMI in the Bank’s mortgage loan purchase programs. The Bank monitors all rating actions by NRSROs for compliance with regulatory requirements. None of the Bank’s PFIs or their affiliates provides any of the PMI or SMI under these programs.

The Bank. Fourth, the Bank absorbs any remaining unallocated losses.

Total credit enhancement is sized to provide the equivalent of a AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency).

The unpaid principal balance of MPP mortgage loans was $327.1 million and $322.7 million as of December 31, 2007 and 2006, respectively. The Bank determined that an allowance for credit losses on MPP mortgage loans was not required at December 31, 2007 and 2006. A description of MPP is contained in Item 1, “Business-Mortgage Loans Held for Portfolio-MPP.”

AMPP

The Bank’s AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank’s primary protection against loss is the borrower’s equity in the real property that secures the AMPP loan. The unpaid principal balance of AMPP mortgage loans was $23.3 million and $24.1 million as of December 31, 2007 and 2006, respectively. Starting in 2006, the Bank no longer purchased assets under this program but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The Bank’s allowance for credit losses on AMPP mortgage loans was approximately $846 thousand and $774 thousand, at December 31, 2007 and 2006, respectively.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk for the Bank also includes reputation and legal risks associated with business practices or market conduct the Bank may undertake. Operational risk inherently is greatest where transaction processes include numerous processing steps, require greater subjectivity or are non-routine. As the Bank’s activities and business environment are becoming increasingly complex due to changing regulatory requirements and Bank growth, the Bank is experiencing increased operational risk.

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs, both of which consider the operational risk ramifications of the Bank’s business strategies and environment. The Bank has established comprehensive financial and operating polices and procedures to mitigate the likelihood of loss resulting from the identified operational risks. For example, the Bank has a disaster recovery plan designed to restore critical business processes and systems in the event of disaster. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

In 2008, the board established the Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, public affairs, information technology and other related matters. The Enterprise Risk Committee is responsible for management and oversight of the Bank’s risk management programs and practices discussed above. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly monitors compliance with the polices and procedures related to managing operational risks.

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

Effects of Inflation

The majority of the Bank’s assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation coupled with increasing interest rates, generally has the following effect on the Bank:

•	The cost of the Bank’s funds and operating overhead increases

•	The yield on variable rate assets held by the Bank increases

•	The fair value of fixed-rate investments and mortgage loans held in portfolio decreases

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

A discussion of the Bank’s market risk is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management-Market Risk.”

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of the Federal Home Loan Bank of Atlanta:

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Bank changed its method of amortizing and accreting premiums and discounts on mortgage-backed securities in 2005.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 24, 2008

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(In thousands, except par value)

	As of December 31,
	2007	2006
ASSETS
Cash and due from banks	$18,927	$28,671
Interest-bearing deposits (includes deposits with other FHLBanks of $3,405 and $5,016 as of December 31, 2007 and 2006, respectively)	1,608,573	800,982
Federal funds sold	14,835,000	10,532,000
Trading securities (includes $592,065 and $238,435 pledged as collateral at December 31, 2007 and 2006, respectively, that may be repledged and other FHLBanks’ bonds of $284,542 and $280,488 as of December 31, 2007 and 2006, respectively)	4,627,545	4,515,309
Held-to-maturity securities, net (fair value of $20,777,339 and $18,984,477 as of December 31, 2007 and 2006, respectively)	21,260,517	19,329,711
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $846 and $774 as of December 31, 2007 and 2006, respectively	3,526,582	3,003,399
Advances, net	142,867,373	101,476,335
Accrued interest receivable	828,004	692,493
Premises and equipment, net	30,652	30,594
Derivative assets	43,048	259,024
Other assets	99,911	89,913

TOTAL ASSETS	$189,746,132	$140,758,431

LIABILITIES
Deposits:
Interest-bearing	$7,115,183	$4,600,756
Noninterest-bearing	19,844	19,712

Total deposits	7,135,027	4,620,468

Securities sold under agreements to repurchase	—	500,000
Consolidated obligations, net:
Discount notes	28,347,939	4,934,073
Bonds	142,237,042	122,067,636

Total consolidated obligations, net	170,584,981	127,001,709

Mandatorily redeemable capital stock	55,538	215,705
Accrued interest payable	1,460,122	1,386,989
Affordable Housing Program	156,184	130,006
Payable to REFCORP	30,681	23,606
Derivative liabilities	2,113,491	569,983
Other liabilities	187,872	136,328

Total liabilities	181,723,896	134,584,794

Commitments and contingencies (Note 16)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 12,900 and 13,869 as of December 31, 2007 and 2006, respectively	1,289,973	1,386,914
Subclass B2 issued and outstanding shares: 62,660 and 43,849 as of December 31, 2007 and 2006, respectively	6,266,043	4,384,884

Total capital stock Class B putable	7,556,016	5,771,798
Retained earnings	468,779	406,376
Accumulated other comprehensive loss	(2,559)	(4,537)

Total capital	8,022,236	6,173,637

TOTAL LIABILITIES AND CAPITAL	$189,746,132	$140,758,431

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Advances	$6,270,328	$5,253,942	$3,437,205
Prepayment fees on advances, net	2,078	1,088	1,859
Interest-bearing deposits	50,672	34,691	31,179
Federal funds sold	697,244	535,144	240,079
Trading securities	265,742	282,585	316,908
Held-to-maturity securities	954,035	927,162	847,743
Mortgage loans held for portfolio	175,679	152,167	131,630
Loans to other FHLBanks	60	109	199

Total interest income	8,415,838	7,186,888	5,006,802

INTEREST EXPENSE
Consolidated obligations:
Discount notes	670,682	352,634	224,022
Bonds	6,748,405	5,911,141	3,957,816
Deposits	266,562	218,831	152,872
Borrowings from other FHLBanks	48	68	33
Securities sold under agreements to repurchase	14,550	23,200	28,776
Mandatorily redeemable capital stock	11,307	9,234	9,405
Other borrowings	736	561	171

Total interest expense	7,712,290	6,515,669	4,373,095

NET INTEREST INCOME	703,548	671,219	633,707
Provision for credit losses on mortgage loans held for portfolio	72	217	17

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	703,476	671,002	633,690

OTHER INCOME (LOSS)
Service fees	2,488	2,354	3,235
Net gains (losses) on trading securities	106,718	(99,241)	(215,108)
Net (losses) gains on derivatives and hedging activities	(96,424)	91,176	136,520
Other	742	1,888	1,259

Total other income (loss)	13,524	(3,823)	(74,094)

OTHER EXPENSE
Operating	97,904	92,147	76,472
Finance Board	4,938	4,441	4,235
Office of Finance	4,135	2,825	2,839
Other	3,204	2,968	2,644

Total other expense	110,181	102,381	86,190

INCOME BEFORE ASSESSMENTS	606,819	564,798	473,406

Affordable Housing Program	50,690	47,048	39,605
REFCORP	111,226	103,552	86,760

Total assessments	161,916	150,600	126,365

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	444,903	414,198	347,041
Cumulative effect of change in accounting principle before assessments	—	—	(2,905)

NET INCOME	$444,903	$414,198	$344,136

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2004	52,252	$5,225,149	$216,640	$—	$5,441,789
Proceeds from issuance of capital stock	39,624	3,962,429	—	—	3,962,429
Repurchase/redemption of capital stock	(33,821)	(3,382,043)	—	—	(3,382,043)
Net shares reclassified to mandatorily redeemable capital stock	(523)	(52,332)	—	—	(52,332)
Net income	—	—	344,136	—	344,136
Cash dividends on capital stock	—	—	(232,407)	—	(232,407)

BALANCE, DECEMBER 31, 2005	57,532	5,753,203	328,369	—	6,081,572
Proceeds from issuance of capital stock	40,599	4,059,854	—	—	4,059,854
Repurchase/redemption of capital stock	(38,947)	(3,894,652)	—	—	(3,894,652)
Net shares reclassified to mandatorily redeemable capital stock	(1,466)	(146,607)	—	—	(146,607)
Net income	—	—	414,198	—	414,198
Adoption of SFAS 158	—	—	—	(4,537)	(4,537)
Cash dividends on capital stock	—	—	(336,191)	—	(336,191)

BALANCE, DECEMBER 31, 2006	57,718	5,771,798	406,376	(4,537)	6,173,637
Issuance of capital stock	61,203	6,120,298	—	—	6,120,298
Repurchase/redemption of capital stock	(42,446)	(4,244,628)	—	—	(4,244,628)
Net shares reclassified to mandatorily redeemable capital stock	(915)	(91,452)	—	—	(91,452)
Comprehensive income:
Net income	—	—	444,903	—	444,903
Other comprehensive loss:
Net actuarial gain	—	—	—	1,839	1,839
Amortization of net loss	—	—	—	825	825
Amortization of net prior service credit	—	—	—	(728)	(728)
Amortization of net transition obligation	—	—	—	42	42

Total comprehensive income	—	—	—	—	446,881

Cash dividends on capital stock	—	—	(382,500)	—	(382,500)

BALANCE, December 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$444,903	$414,198	$344,136
Cumulative effect of change in accounting principle	—	—	2,905

Income before cumulative effect of change in accounting principle	444,903	414,198	347,041

Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	114,995	28,114	28,182
Net premiums and discounts on investments	(6,697)	(2,373)	3,859
Net premiums and discounts on mortgage loans	(1,167)	(326)	518
Concessions on consolidated obligation bonds	36,763	31,251	31,620
Net deferred loss on derivatives	308	340	744
Premises and equipment	2,512	2,272	2,197
Capitalized software	4,617	4,410	2,622
Other	(10,695)	(11,468)	(6,718)
Provision for credit losses on mortgage loans held for the portfolio	72	217	17
Gain due to early extinguishment of debt	(196)	(394)	(1,273)
Gain on disposal of premise and equipment	—	(2)	—
Gain due to change in net fair value adjustment on derivative and hedging activities	(35,074)	(149,834)	(324,793)
Net change in:
Trading securities	(106,718)	750,215	444,638
Accrued interest receivable (excluding derivative accrued interest)	(135,511)	(71,045)	(95,063)
Other assets	(16,031)	(3,792)	(4,679)
Affordable Housing Program (AHP) liability	27,899	29,748	22,494
Accrued interest payable (excluding derivative accrued interest)	73,133	319,637	321,537
Payable to REFCORP	7,075	2,840	12,066
Other liabilities	25,849	3,232	6,397

Total adjustments	(18,866)	933,042	444,365

Net cash provided by operating activities	426,037	1,347,240	791,406

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(809,202)	(546,645)	521,813
Federal funds sold	(4,303,000)	2,496,500	(1,832,000)
Deposits to other FHLBanks for mortgage loan programs	1,611	(16)	13
Held-to-maturity securities:
Proceeds	2,708,521	3,768,897	4,796,482
Purchases	(4,638,148)	(3,472,943)	(7,019,667)
Advances:
Proceeds from principal collected	183,071,581	174,423,978	135,144,480
Made	(221,386,830)	(174,662,009)	(141,936,984)
Mortgage loans held for portfolio:
Proceeds from principal collected	388,188	356,422	369,780
Purchases	(909,617)	(499,778)	(1,015,546)
Capital expenditures:
Purchase of premises and equipment	(2,051)	(1,574)	(4,340)
Purchase of software	(3,334)	(3,553)	(5,371)

Net cash (used in) provided by investing activities	(45,882,281)	1,859,279	(10,981,340)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
FINANCING ACTIVITIES
Net Change in:
Deposits	2,514,559	(614,406)	(177,752)
Securities sold under agreement to repurchase	(500,000)	—	(500,000)
Proceeds from issuance of consolidated obligations:
Discount notes	711,124,455	493,398,191	346,211,693
Bonds	126,662,526	55,097,330	49,400,530
Bonds transferred from other FHLBanks	—	67,518	308,029
Payments for debt issuance costs	(33,183)	(25,255)	(28,450)
Payments for maturing and retiring consolidated obligations:
Discount notes	(687,796,834)	(498,048,732)	(349,654,931)
Bonds	(107,793,293)	(52,841,321)	(35,579,412)
Proceeds from issuance of capital stock	6,120,298	4,059,854	3,962,429
Payments for repurchase/redemption of capital stock	(4,244,628)	(3,894,652)	(3,382,043)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(251,619)	(73,998)	(148,245)
Cash dividends paid	(355,781)	(315,722)	(216,964)

Net cash provided by (used in) financing activities	45,446,500	(3,191,193)	10,194,884

Net (decrease) increase in cash and cash equivalents	(9,744)	15,326	4,950

Cash and cash equivalents at beginning of the year	28,671	13,345	8,395

Cash and cash equivalents at end of the year	$18,927	$28,671	$13,345

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$6,898,856	$5,790,675	$3,804,339

AHP assessments paid, net	$24,512	$22,953	$20,032

REFCORP assessments paid	$104,151	$100,712	$74,694

Noncash investing and financing activities:
Dividends declared but not paid	$113,928	$87,208	$66,739

Net shares reclassified to mandatorily redeemable capital stock	$91,452	$146,607	$52,332

Transfer of mortgage loans to real estate owned	$361	$559	$—

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

The Federal Housing Finance Board (“Finance Board”), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Federal Home Loan Banks Office of Finance (“Office of Finance”). The Office of Finance, a joint office of the FHLBanks established by the Finance Board, facilitates the issuing and servicing of the FHLBank’s debt instruments (consolidated obligations) and prepares the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Board is responsible for ensuring that the FHLBanks operate in a financially safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. The Finance Board also establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

As provided by the Federal Home Loan Bank of 1932 (the “FHLBank Act”), as amended, or Finance Board regulation, the Bank’s debt instruments, known as consolidated obligations, are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the Bank. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBanks primarily use these funds to provide advances to members and to purchase mortgage loans from members through its mortgage purchase programs. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer services and cash management.

Note 1—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) requires the Bank’s management to make subjective assumptions and estimates, which are based upon the information then available to management and inherently are uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ significantly from these estimates.

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

The Bank carries, at cost, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the level-yield method.

The Bank computes the amortization of premiums and accretion of discounts on mortgage-backed securities using the contractual level-yield method (contractual method), updated for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayment based on assumptions about future borrower behavior.

The Bank regularly evaluates outstanding held-to-maturity investments for changes in fair value and records an impairment loss when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, the Bank evaluates whether this decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it expects to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to: the creditworthiness of the issuer (rating agency actions) and the underlying collateral; the length of the time and extent that fair value has been less than amortized cost; and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. The Bank also may evaluate broader industry and sector performance indicators and how they may affect the value of the investments. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as other expense. The Bank has not experienced any other-than-temporary impairment in the value of its held-to-maturity investments during 2007, 2006, or 2005.

Mortgage Loans Held for Portfolio. The Bank participates in the Mortgage Partnership Finance ® (MPF®) Program under which the Bank purchases government-insured and conventional residential mortgage loans directly from its participating members (“PFIs”). The Bank manages the liquidity, interest-rate risk, and prepayment risk of the loans and is responsible for marketing the program to its PFIs. The PFIs may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk of the purchased loans.

The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment. Under the Finance Board’s Acquired Member Asset regulation (12 C.F.R. §955) (“AMA Regulation”) the PFI must “bear the economic consequences” of certain credit losses with respect to a Master Commitment based upon the MPF product and other criteria. Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for a Supplemental Mortgage Insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the Master Commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee, whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in a manner similar to the way in which Bank advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF Loans and to pay for SMI, rather than paying a guaranty fee as required by other secondary market purchasers.

The Bank pays CE fees to the PFI monthly, which are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. As applicable for certain MPF products, the Bank also pays performance-based CE fees that are based on actual performance of the pool of MPF loans under each individual master commitment. To the extent that losses in the current month exceed performance-based CE fees accrued, the remaining losses may be recovered from future performance CE fees payable to the PFI.

The Bank also participates in the Mortgage Purchase Program (“MPP”) under which the Bank purchases government-insured and conventional residential mortgage loans directly from its PFIs. The Bank manages the liquidity risk, interest-rate risk, and prepayment risk of the loans and is responsible for marketing MPP to its PFIs. The PFI may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk on the purchased loans.

The credit enhancement layers for MPP conventional loans consist of borrower’s equity, primary mortgage insurance (“PMI”) (if applicable), a lender risk account (“LRA”), and SMI; and such total credit enhancement is sized to provide at a minimum the equivalent of a AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency). The Bank establishes the LRA as a portion of the net interest remitted monthly by the PFI. The LRA is a lender-specific account and is used to offset any losses that may occur. The Bank’s recourse to the PFI is limited to this predetermined LRA amount so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Amounts in the LRA in excess of the required balances are distributed to the PFI in accordance with a step-down schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years. The total balance of all LRAs is recorded in other liabilities and totaled $797 thousand and $603 thousand as of December 31, 2007 and 2006, respectively. The Bank did not incur any credit losses on MPP loans during 2007 and 2006.

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

The Bank also holds participation interests in loans on affordable multifamily rental properties through its Affordable Multifamily Participation Program (“AMPP”). Through AMPP, members and participants in housing consortia could sell to the Bank participations in loans on affordable multifamily rental properties. Starting in 2006, the Bank no longer purchases assets under this program but will retain its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

Accounting for Mortgage Loans Held in Portfolio. The Bank classifies the mortgage loans that are purchased directly from a PFI as held for investment and, accordingly, reports them at their principal amounts outstanding, net of deferred loan fees, unamortized premiums, and unaccreted discounts, together with mark-to-market basis adjustments on loans initially classified as mortgage loan commitments.

The Bank defers and amortizes deferred loan costs, premiums and discounts paid to and received by the PFI, and SFAS 133 delivery commitments basis adjustments as interest income using the level-yield method over the estimated cash flow of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. The Bank aggregates the mortgage loans by similar characteristics (type, maturity, note rate, and acquisition date) in determining prepayment estimates. The estimated cash flow method requires a retrospective adjustment each time the Bank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. A government-guaranteed/insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.

The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the Statements of Condition date. The overall allowance is determined by an analysis that includes consideration of various data, such as past performance, current performance, current delinquencies, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements, as discussed above. As a result of this analysis, the Bank has determined that each PFI’s obligation for losses and the mortgage insurance coverage currently exceeds the inherent incurred loss in the MPF Program and MPP loan portfolios. Accordingly, no allowance for loan losses is considered necessary for the MPF Program and MPP loan portfolios as of December 31, 2007 and 2006. The Bank has established an allowance for loan losses on loans outstanding under the AMPP in the amount of $846 thousand and $774 thousands as of December 31, 2007 and 2006, respectively.

Advances. The Bank presents advances (loans to members or housing associates), net of discounts on advances related to the Affordable Housing Program (“AHP”) and Economic Development and Growth Enhancement Program (“EDGE”) as discussed below. The Bank accretes the discounts on advances using the level-yield method. The Bank credits interest on advances to income as earned. Following requirements of the FHLBank Act, the Bank obtains collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. Community financial institutions (defined for 2007 as FDIC-insured institutions with average assets during the preceding three-year period of $599 million or less and for 2006 as FDIC-insured institutions with average assets during the preceding three-year period of $587 million or less) are subject to expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception. Based on a current assessment of collectibility, including consideration of the collateral held as security for the advances and prior repayment history of the Bank’s advances, management believes, as of December 31, 2007 and 2006, that an allowance for credit losses on advances is unnecessary.

Prepayment Fees. The Bank charges a member a prepayment fee when the member prepays certain advances before the original maturity. The Bank records prepayment fees net of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivatives Instruments and Hedging Activities, basis adjustments included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance within a short period of time from the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance, and amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the net fees are recorded as “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

Commitment Fees. The Bank records commitment fees for standby letters of credit as a deferred credit when it receives the fees and amortizes them using the straight-line method over the term of the standby letter of credit. The Bank’s management believes that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $40.6 million and $38.2 million as of December 31, 2007 and 2006, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements but it expenses ordinary maintenance and repairs when incurred. Depreciation expense was $2.5 million, $2.3 million, and $2.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized gain on disposal of premises and equipment was $0, $2 thousand and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Software. Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), which requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2007 and 2006, the gross carrying amount of computer software costs included in other assets was $33.6 million and $30.1 million, and accumulated amortization was $18.0 million and $13.4 million, respectively. Amortization of computer software costs charged to expense was $4.6 million, $4.4 million, and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Derivatives. Accounting for derivatives is addressed in SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 and various Derivatives Implementation Group (“DIG”) issues (collectively, “SFAS 133”). Accordingly, all derivatives are recognized on the Statements of Condition at their fair values and those that are not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a SFAS 133 non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that is effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income as “Net (losses) gains on derivatives and hedging activities.” A SFAS 133 non-qualifying hedge is defined by the Bank as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Board regulatory requirements, but does not qualify or was not designated for hedge accounting under the rules of SFAS 133. A SFAS 133 non-qualifying hedge by definition introduces the potential for earnings variability because only the change in fair value on the derivative is recorded and is not offset by corresponding changes in the fair value of the SFAS 133 non-qualifying hedged asset, liability, or firm commitment, if such asset, liability, or firm commitment is not required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments are recorded in other income as “Net (losses) gains on derivatives and hedging activities.” Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows.

The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not affect significantly the operating results of the Bank. These amounts are recorded in other income and presented as “Net (losses) gains on derivatives and hedging activities.”

The differences between accruals of interest receivables and payables on derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other SFAS 133 non-qualifying hedges are recognized in other income as “Net (losses) gains on derivatives and hedging activities.”

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to a SFAS 133 non-qualifying hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as “trading” under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities), or if the Bank reliably could not identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the Statements of Condition at fair value and no portion of the contract would be designated as a hedging instrument.

The Bank discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer expected to be highly effective in offsetting changes in the fair value of a hedged risk (including hedged items such as firm commitments); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Bank’s determination that a derivative no longer qualifies as an effective fair-value hedge, or when management decides to cease the specific hedging activity, the Bank will continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining life of the hedged item. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings. See Note 14 for more information on derivatives and hedging.

Concessions on Consolidated Obligations. The Bank defers and amortizes the amounts paid to dealers in connection with the sale of consolidated obligations using the level-yield method over the term of the consolidated obligations. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $49.5 million and $54.5 million as of December 31, 2007 and 2006, respectively, and are included in “Other assets.” Amortization of such concessions is included in consolidated obligation interest expense and totaled $38.2 million, $32.2 million, and $32.3 million in 2007, 2006, and 2005, respectively.

Discounts and Premiums on Consolidated Obligations. The Bank accretes discounts and amortizes premiums on consolidated obligations to interest expense using the level-yield method over the terms to maturity of the consolidated obligations.

Mandatorily Redeemable Capital Stock. In compliance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), the Bank reclassifies the stock subject to redemption from equity to a liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments will be reflected as cash outflows in the financing activities section of the Statements of Cash Flows once redeemed.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock no longer will be classified as interest expense.

Finance Board and Office of Finance Expenses. The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank’s primary regulator, and the Office of Finance, which manages the sale of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total regulatory capital stock plus retained earnings. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued, and percentage of consolidated obligations outstanding.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP (see Note 11). The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-income, low-income, and moderate-income households. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance.

Resolution Funding Corporation (“REFCORP”). Although FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to cover a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 11 for more information.

Estimated Fair Values. Estimated fair value is based on quoted market prices, where available. Many of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses pricing services and/or internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 15 details the estimated fair values of the Bank’s financial instruments.

Cash Flows. In the Statements of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows but instead are treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Reclassifications. Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Note 2—Change in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Change in Accounting Principle. Effective January 1, 2005, the Bank changed its method of accounting for deferred premiums and discounts on mortgage-backed securities (“MBS”) under SFAS 91. Amortization of premiums and accretion of discounts on MBS have been computed using the contractual method in accordance with SFAS 91 beginning January 1, 2005. Previously, amortization of premiums and accretion of discounts were computed using the estimated life method. The estimated life method requires a retrospective adjustment each time the Bank changes the estimated remaining life of the assets. Under SFAS 91, the retrospective adjustment is intended to correct prior reported amounts as if the new estimate had been known since the original acquisition date of the assets. While both methods are acceptable under GAAP, management believes that the contractual method is preferable to the estimated life method because, under the contractual method, the income effects of premiums and discounts are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs, while also reflecting the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior.

As a result of implementing the change in accounting for amortization of premiums and accretion of discounts on MBS assets, the Bank recorded a cumulative effect of a change in accounting principle, effective January 1, 2005. This change resulted in a decrease to retained earnings of $2.9 million.

Recently Issued Accounting Standards and Interpretations

SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes that the adoption of SFAS 157 will not have a material effect on the Bank’s financial condition or results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Management believes that the adoption of SFAS 159 will not have a material effect on the Bank’s financial condition or results of operations.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. Management believes that the adoption of FSP FIN 39-1 will not have a material effect on the Bank’s financial condition or results of operations.

Statement 133 Implementation Issue No. 23 (“Issue E23”), Issues Involving Application of the Shortcut Method under Paragraph 68, issued in January 2008 amends SFAS 133 to explicitly permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread, and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method which did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of Statement 133. The Bank does not have any preexisting hedging relationships utilizing the shortcut method which required dedesignation upon the adoption of Issue E23. Management believes that the adoption of Issue E23 will not have a material effect on the Bank’s financial condition or results of operations.

Note 3—Cash and Due from Banks

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances for the years ended December 31, 2007 and 2006 were approximately $96 thousand and $98 thousand, respectively.

In addition, the Bank maintained average compensating balances with various Federal Reserve Banks of approximately $6.0 million for each of the years ended December 31, 2007 and 2006. The Bank must maintain these average balances over any two-week settlement period to avoid charges for certain services provided to the Bank by the Federal Reserve Banks.

Note 4—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of December 31,
	2007	2006
Government-sponsored enterprises debt obligations	$4,283,519	$4,175,011
Other FHLBanks’ bonds	284,542	280,488
State or local housing agency obligations	59,484	59,810

Total	$4,627,545	$4,515,309

Net gains (losses) on trading securities during the years ended December 31, 2007, 2006 and 2005 included a change in net unrealized holding gains (losses) of $106.7 million, $(82.4) million and $(206.2) million for securities that were held on December 31, 2007, 2006 and 2005, respectively.

Other FHLBanks Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of December 31,
	2007	2006
Other FHLBanks’ bonds:
FHLBank Dallas	$83,525	$83,278
FHLBank Chicago	70,345	67,282

	153,870	150,560
FHLBank TAP Program *	130,672	129,928

Total	$284,542	$280,488

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of December 31,
	2007				2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$117,988	$4,933	$65	$122,856	$107,180	$1,688	$776	$108,092

Mortgage-backed securities:
U.S. agency obligations- guaranteed	47,460	779	—	48,239	65,882	1,136	—	67,018
Government-sponsored enterprises	2,968,441	8,591	37,260	2,939,772	2,160,861	1,215	77,120	2,084,956
Private label	18,126,628	2,068	462,224	17,666,472	16,995,788	18,471	289,848	16,724,411

Total	$21,260,517	$16,371	$499,549	$20,777,339	$19,329,711	$22,510	$367,744	$18,984,477

A summary of the mortgage-backed securities issued by members or affiliates of members follows (in thousands):

	As of December 31,
	2007				2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial Corporation, Calabasas, C.A.	$5,446,210	$582	$160,483	$5,286,309	$4,564,701	$2,141	$83,178	$4,483,664
Bank of America Corporation, Charlotte, N.C.	2,387,004	114	56,485	2,330,633	2,413,321	3,135	41,382	2,375,074
Citigroup Inc., New York, N.Y.	—	—	—	—	32,644	5	471	32,178

Total	$7,833,214	$696	$216,968	$7,616,942	$7,010,666	$5,281	$125,031	$6,890,916

As of December 31, 2007, the Bank had 329 held-to-maturity investment securities in an unrealized loss position. The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Management believes it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time it will recover the unrealized losses.

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$—	$—	$5,125	$65	$5,125	$65

Mortgage-backed securities:
Government-sponsored enterprises	250,137	707	1,609,791	36,553	1,859,928	37,260
Private label	6,762,719	126,604	10,392,842	335,620	17,155,561	462,224

Total	$7,012,856	$127,311	$12,007,758	$372,238	$19,020,614	$499,549

	As of December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$26,174	$776	$—	$—	$26,174	$776

Mortgage-backed securities:
Government-sponsored enterprises	—	—	2,046,615	77,120	2,046,615	77,120
Private label	979,004	3,146	12,108,632	286,702	13,087,636	289,848

Total	$1,005,178	$3,922	$14,155,247	$363,822	$15,160,425	$367,744

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities and mortgage-backed securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$1,290	$1,319	$4,970	$4,924
Due after one year through five years	71,950	73,844	51,235	50,882
Due after five years through 10 years	9,945	10,163	9,625	10,037
Due after 10 years	34,803	37,530	41,350	42,249

	117,988	122,856	107,180	108,092
Mortgage-backed securities	21,142,529	20,654,483	19,222,531	18,876,385

Total	$21,260,517	$20,777,339	$19,329,711	$18,984,477

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $71.0 million and $27.0 million as of December 31, 2007 and 2006, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity (in thousands):

	As of December 31,
	2007	2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$117,988	$107,180

	117,988	107,180

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	1,865,128	2,163,779
Variable-rate	353,806	60,568
Collateralized mortgage obligations:
Fixed-rate	6,213,064	5,472,320
Variable-rate	12,710,531	11,525,864

	21,142,529	19,222,531

Total	$21,260,517	$19,329,711

Note 6—Mortgage Loans Held for Portfolio

Both the MPF Program and the MPP involve investment by the Bank in single-family mortgage loans that are purchased directly from PFIs. The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank. Also included in mortgage loans are AMPP loans which are investments by the Bank in participation interests in loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing assets under AMPP but retains its existing portfolio.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2007	2006
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family mortgages	$946,439	$1,042,481
Fixed-rate long-term single-family mortgages	2,564,175	1,941,919
Multifamily mortgages	23,256	24,063

Total unpaid principal balance	3,533,870	3,008,463
Premiums	14,265	14,168
Discounts	(20,487)	(17,578)
SFAS 133 delivery commitments basis adjustments	(220)	(880)

Total	$3,527,428	$3,004,173

*	Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding (in thousands):

	As of December 31,
	2007	2006
Government-guaranteed/insured loans	$294,186	$103,437
Conventional loans	3,239,684	2,905,026

Total unpaid principal balance	$3,533,870	$3,008,463

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. As of December 31, 2007 and 2006, the Bank had no recorded investments in impaired mortgage loans.

The activity in the allowances for credit losses was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$774	$557	$671
Charge-offs	—	—	(131)
Provision for credit losses	72	217	17

Balance, end of year	$846	$774	$557

As of December 31, 2007 and 2006, the Bank had $2.9 million and $1.6 million of nonaccrual loans, respectively. Generally, only government-guaranteed/insured loans continue to accrue interest after delinquency of 90 days or more.

The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $3.7 million, $3.4 million, and $3.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 11), at interest rates ranging from 0.00 percent to 8.79 percent, as summarized below (in thousands). Advances with interest rates of 0.00 percent are AHP subsidized advances.

	As of December 31,
	2007	2006
Year of contractual maturity:
Overdrawn demand deposit accounts	$18,219	$699
Due in one year or less	34,062,503	36,478,661
Due after one year through two years	19,356,806	18,351,050
Due after two years through three years	22,684,160	10,350,987
Due after three years through four years	18,326,931	6,871,301
Due after four years through five years	16,430,434	6,870,784
Due after five years	29,350,652	22,990,520

Total par value	140,229,705	101,914,002
Discount on AHP advances	(13,461)	(13,070)
Discount on EDGE advances	(14,091)	(12,761)
SFAS 133 hedging adjustments	2,667,120	(411,836)
Deferred commitment fees	(1,900)	—

Total	$142,867,373	$101,476,335

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. As of December 31, 2007 and 2006, the Bank had callable advances of $90.0 million and $4.0 million, respectively.

The following table summarizes advances by year of contractual maturity or next call date for callable advances (in thousands):

	As of December 31,
	2007	2006
Year of contractual maturity or next call date:
Overdrawn demand deposit accounts	$18,219	$699
Due in one year or less	34,152,503	36,482,661
Due after one year through two years	19,331,806	18,347,050
Due after two years through three years	22,684,160	10,350,987
Due after three years through four years	18,286,931	6,871,301
Due after four years through five years	16,405,434	6,870,784
Due after five years	29,350,652	22,990,520

Total par value	$140,229,705	$101,914,002

During the year ended December 31, 2007, the Bank also offered two types of convertible advances. Under one form of the Bank’s convertible advances, the Bank purchased a put option from the member that allowed the Bank to terminate the fixed-rate advance on certain specified dates, which the Bank normally would exercise when interest rates increased. Under the second form of the Bank’s convertible advances, which has become the only form of convertible advances offered by the Bank since September 2007, the Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. As of December 31, 2007 and 2006, the Bank had convertible advances outstanding totaling $30.1 billion and $24.0 billion, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

	As of December 31,
	2007	2006
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$18,219	$699
Due in one year or less	53,102,693	49,220,626
Due after one year through two years	24,183,636	22,716,800
Due after two years through three years	22,063,885	12,371,187
Due after three years through four years	17,705,481	5,847,366
Due after four years through five years	11,979,329	5,618,834
Due after five years	11,176,462	6,138,490

Total par value	$140,229,705	$101,914,002

Security Terms. The Bank lends to member institutions and nonmembers that are eligible “housing associates” in accordance with the FHLBank Act. The Bank obtains collateral on advances to protect against losses and Finance Board regulations permit the Bank to accept only certain types of collateral.

As of December 31, 2007 and 2006, the Bank had rights to collateral, on a member specific basis, with an estimated value greater than outstanding advances. The following table provides information about the types of collateral held for the Bank’s advances (dollar amount in thousands):

	Total Par Value of Outstanding Advances	Discounted Value of Collateral Pledged by Members	Residential First Mortgage and Security Collateral (%)	Commercial Real Estate Mortgage Collateral (%)	Multifamily and Home Equity Line of Credit Collateral (%)
As of December 31, 2007	$140,229,705	$227,230,433	79.2	6.4	14.4
As of December 31, 2006	101,914,002	196,873,643	83.1	5.4	11.5

The Bank requires its borrowers to execute an Advances and Security Agreement that establishes the Bank’s security interest in all collateral pledged by the borrower to the Bank. The Bank perfects its security interest in collateral before making an advance to the borrower.

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

Credit Risk. The Bank has never experienced any credit losses on advances to a member. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for losses on advances is deemed necessary by management. No advance was past due as of December 31, 2007 or 2006.

The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions and further is concentrated in certain larger borrowing relationships. As of December 31, 2007 and 2006, the concentration of the Bank’s advances was $97.6 billion and $64.7 billion, respectively, to 10 member institutions, and this represented 69.6 percent and 63.5 percent of total advances outstanding.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of December 31,
	2007	2006
Par value of advances:
Fixed-rate	$56,680,492	$42,736,147
Variable-rate	83,549,213	59,177,855

Total	$140,229,705	$101,914,002

Note 8—Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. In addition, until October 2007 the Bank offered a short-term interest-bearing deposit program to its members. A member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank classifies these items as demand and overnight deposits.

Deposits classified as demand, overnight, and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.

The following table details deposits with the Bank that are interest-bearing and noninterest-bearing deposits (in thousands):

	As of December 31,
	2007	2006
Interest-bearing deposits:
Demand and overnight	$7,115,183	$4,445,172
Term deposits of $100,000 or more	—	13,215
Term deposits less than $100,000	—	10
Other	—	142,359

Total interest-bearing deposits	7,115,183	4,600,756

Noninterest-bearing deposits:
Pass-through reserves deposit	19,844	19,712

Total noninterest-bearing deposits	19,844	19,712

Total	$7,135,027	$4,620,468

The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The Bank includes member reserve balances in “Noninterest-bearing deposits” on the Statements of Condition.

Note 9—Securities Sold Under Agreements to Repurchase

The Bank has sold securities under repurchase agreements. The amounts received under these agreements represent borrowings and are liabilities on the Statements of Condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank must deliver additional securities to the dealer. These securities sold under agreement to repurchase outstanding at December 31, 2006 were settled in 2007.

Note 10—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations and are backed only by the financial resources of the 12 FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), and also is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was approximately $1.2 trillion and $952.0 billion as of December 31, 2007 and 2006, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $189.0 billion and $139.6 billion as of December 31, 2007 and 2006, respectively, compared to a par amount of $170.4 billion and $128.1 billion in consolidated obligations as of December 31, 2007 and 2006, respectively.

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) the protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times the FHLBanks’ regulatory capital stock, prior bondholders have a claim on a certain amount of the qualifying assets (Special Asset Account or “SAA”) if regulatory capital stock is less than 8.33 percent of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ regulatory compliance with this requirement.

As of December 31, 2007 and 2006, the FHLBanks’ regulatory capital stock was 4.3 percent and 4.5 percent, respectively, of the par value of consolidated obligations outstanding, and the minimum pledged qualifying asset balance was approximately $6 thousand and $26 thousand, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2007 and 2006, no FHLBank had a capital-to-assets ratio of less than two percent; therefore, no assets were held in a trust. Furthermore, no trust ever has been established as a result of this regulation, as the ratio never has fallen below two percent.

General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds also may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the bond to those of a simple variable-rate bond.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, also may have the following broad terms regarding either principal repayment or coupon payment terms:

Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

With respect to interest payments, consolidated obligation bonds also may have the following terms:

Step Bonds have coupons at fixed rates for specified intervals over the lives of the bonds. At the end of each specified interval, the coupon rate increases (decreases) or steps up (steps down). These bond issues generally contain call provisions enabling the bonds to be called at the Bank’s discretion;

Variable-rate Capped Floater Bonds pay interest at variable rates subject to an interest-rate ceiling;

Inverse Floating-rate Bonds have coupons that increase as an index declines and decrease as an index rises;

Conversion Bonds have coupons that convert from fixed to variable or variable to fixed on predetermined dates according to the terms of the bond offerings; and

Zero-coupon Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of December 31,
	2007	2006
Par value of consolidated bonds:
Fixed-rate	$112,134,915	$98,016,465
Step	8,951,550	16,337,550
Simple variable-rate	18,311,900	4,801,900
Variable-rate capped floater	908,000	1,838,875
Fixed-rate that converts to variable	259,950	1,079,450
Zero-coupon	659,060	832,760
Variable-rate that converts to fixed-rate	670,000	170,000
Inverse floating-rate	24,500	24,500

Total	$141,919,875	$123,101,500

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of December 31,
	2007		2006
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of contractual maturity:
Due in one year or less	$62,826,705	4.56%	$38,957,115	4.25%
Due after one year through two years	29,721,925	4.64%	37,843,965	4.66%
Due after two years through three years	14,448,245	4.63%	13,397,175	4.56%
Due after three years through four years	4,665,400	4.93%	8,758,745	4.61%
Due after four years through five years	7,851,500	5.06%	5,359,100	4.82%
Due after five years	22,406,100	5.08%	18,785,400	4.88%

Total par value	141,919,875	4.70%	123,101,500	4.56%
Premiums	19,479		24,997
Discounts	(375,211)		(429,583)
SFAS 133 hedging adjustments	673,965		(627,904)
Deferred net losses on terminated hedges	(1,066)		(1,374)

Total	$142,237,042		$122,067,636

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of December 31,
	2007	2006
Par value of consolidated bonds:
Noncallable	$71,188,475	$39,511,725
Callable	70,731,400	83,589,775

Total	$141,919,875	$123,101,500

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

	As of December 31,
	2007	2006
Year of contractual maturity or next call date:
Due in one year or less	$99,681,505	$86,974,640
Due after one year through two years	19,364,975	19,090,240
Due after two years through three years	9,811,245	6,515,225
Due after three years through four years	1,974,900	3,400,745
Due after four years through five years	1,590,000	1,709,900
Due after five years	9,497,250	5,410,750

Total par value	$141,919,875	$123,101,500

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with contractual maturities of up to 365 days. These notes are issued at less than their face amounts and redeemed at par value when they mature.

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
As of December 31, 2007	$28,347,939	$28,514,466	4.23%

As of December 31, 2006	$4,934,073	$4,952,285	4.92%

Note 11—Assessments

Affordable Housing Program. Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of each FHLBank’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its income. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experiences a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, the FHLBank Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

There was no shortfall in 2007, 2006, or 2005. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. No FHLBank made such an application in 2007, 2006, or 2005. The Bank had outstanding principal in AHP-related advances of $65.7 million and $63.6 million as of December 31, 2007 and 2006, respectively.

An analysis of the Bank’s AHP liability is as follows (in thousands):

	As of December 31,
	2007	2006
Balances, beginning of year	$130,006	$105,911
AHP assessments	50,690	47,048
Subsidy usage, net	(24,512)	(22,953)

Balances, end of year	$156,184	$130,006

REFCORP. Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues its

REFCORP assessment on a monthly basis. The REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to the REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be satisfied. The Finance Board in consultation with the Department of the Treasury selects the appropriate discounting factors to be used in this annuity calculation, which used the actual payments made to determine the amount of the future obligation that has been defeased as discussed below. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24 million of the $75 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of the Treasury.

An analysis of the Bank’s REFCORP liability is as follows (in thousands):

	As of December 31,
	2007	2006
Balances, beginning of year	$23,606	$20,766
REFCORP assessments	111,226	103,552
Payments during the year	(104,151)	(100,712)

Balances, end of year	$30,681	$23,606

Note 12—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank is subject to three regulatory capital requirements under its capital plan and Finance Board rules and regulations. First, the Bank must maintain permanent capital at all times in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined by the FHLBank Act and regulations as retained earnings (determined in accordance with GAAP) and the amounts paid-in for Class B stock, satisfies the risk-based capital requirement. The Finance

Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined. Second, the FHLBank Act requires the Bank to maintain at all times total capital in an amount equal to at least four percent of total assets. Third, the FHLBank Act requires the Bank to maintain at all times weighted leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Board. As of December 31, 2007, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Board; therefore, the Bank’s total capital is equal to its permanent capital. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock under SFAS 150 is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2007		2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$978,792	$8,080,333	$830,446	$6,393,879
Total capital-to-assets ratio	4.00%	4.26%	4.00%	4.54%
Total regulatory capital	$7,589,845	$8,080,333	$5,630,337	$6,393,879
Leverage ratio	5.00%	6.39%	5.00%	6.81%
Leverage capital	$9,487,307	$12,120,499	$7,037,922	$9,590,819

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2007, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.18 percent (18 basis points) of the member’s total assets as of December 31, 2006, subject to a cap of $25 million. The membership stock requirement is recalculated at least annually by March 31, using the member’s total assets as of the preceding calendar year-end. As of December 31, 2007, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member’s outstanding par balance of advances; and

•	8.00 percent of targeted debt/equity investments (such as AMPP assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero at December 31, 2007.

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

The Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends out of previously retained earnings and current earnings in either cash or capital stock in compliance with Finance Board rules. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if the payment, if made, would cause the Bank to fail to meet any of its regulatory capital requirements.

As of December 31, 2007 and 2006, the 10 largest holders of capital stock held $4.6 billion and $3.1 billion, respectively, of the total regulatory capital stock of the Bank.

Mandatorily Redeemable Capital Stock. In compliance with SFAS 150, the Bank reclassifies or must reclassify capital stock subject to redemption from equity to liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statements of Cash Flows.

The Bank is a cooperative whose member financial institutions and former members own all of the capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2007, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $11.3 million, $9.2 million and $9.4 million, respectively, were recorded as interest expense.

The following table provides the number of members that attained nonmember status and the number of nonmembers for which the Bank has completed the repurchase/redemption of mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2007	2006	2005
Beginning of year	9	7	5
Attainment of nonmember status	20	8	10
Repurchase/redemption during the year	(18)	(6)	(8)

End of year	11	9	7

The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Balance, beginning of year	$215,705	$143,096	$239,009
Capital stock subject to mandatory redemption reclassified from equity during the year due to attainment of nonmember status	91,452	146,876	52,625
Capital stock no longer subject to redemption due to acquisition of a nonmember by a member	—	(269)	(293)
Repurchase/redemption of mandatorily redeemable capital stock during the year	(251,619)	(73,998)	(148,245)

Balance, end of year	$55,538	$215,705	$143,096

As of December 31, 2007, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding. In accordance with the Bank’s current practice, if, as a result of a member’s activity no longer remaining outstanding, a member’s activity-based stock becomes excess capital stock, the Bank will, in general, promptly repurchase the member’s excess stock, subject to certain limitations and thresholds in the Bank’s capital plan. Additionally, if a member merges into a non-member, that member’s membership-based stock becomes excess capital stock, which the Bank may repurchase with 10 business days notice, subject to certain limitations and thresholds in the Bank’s capital plan. The Bank did not receive any redemption requests from members associated with excess activity-based stock during 2007 or 2006.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or otherwise was acquired by a nonmember):

	As of December 31,
	2007	2006
Contractual year of redemption:
Due in one year or less	$28,758	$187,953
Due after one year through two years	786	23,573
Due after two years through three years	625	360
Due after three years through four years	3,600	627
Due after four years through five years	4,727	225
Due after five years	17,042	2,967

Total	$55,538	$215,705

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership at any time prior to the end of the five-year redemption period, subject to payment of a cancellation fee equal to the greater of $500 or two basis points (0.02 percent) of the par value of the shares of stock subject to the redemption notice.

Note 13—Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”), a multiemployer tax-qualified defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Plan charged to other operating expenses were $15.0 million, $10.9 million, and $8.9 million in 2007, 2006, and 2005, respectively. The Pentegra Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not made.

The Bank also participates in a qualified, defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $1.6 million, $1.4 million, and $1.1 million to this plan during the years ended December 31, 2007, 2006, and 2005, respectively.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed $67 thousand, $100 thousand, and $75 thousand to this plan during the years ended December 31, 2007, 2006, and 2005, respectively.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from this plan was $3.1 million and $3.6 million as of December 31, 2007 and 2006, respectively. Operating expense includes deferred compensation and accrued earnings of $228 thousand, $298 thousand, and $248 thousand during the years ended December 31, 2007, 2006, and 2005, respectively.

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2007 and 2006 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$9,861	$6,517	$6,139	$11,597
Service cost	605	693	329	740
Interest cost	515	439	343	633
Actuarial (gain) loss	(640)	2,403	(1,199)	(815)
Benefits paid	(343)	(191)	(132)	(171)
Change in plan provision	—	—	—	(5,845)

Projected benefit obligation at end of year	9,998	9,861	5,480	6,139

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	343	191	132	171
Benefits paid	(343)	(191)	(132)	(171)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(9,998)	$(9,861)	$(5,480)	$(6,139)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $15.5 million and $16.0 million as of December 31, 2007 and 2006, respectively.

Amounts recognized in accumulated other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2007 and 2006 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2007	2006	2007	2006
Net transition obligation	$—	$—	$293	$335
Net loss	3,994	5,056	3,729	5,332
Prior service credit	(215)	(340)	(5,242)	(5,846)

Total amount recognized	$3,779	$4,716	$(1,220)	$(179)

The accumulated benefit obligation for the supplemental defined benefit pension plan was $6.9 million and $6.1 million for the years ended December 31, 2007 and 2006, respectively.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2007	2006	2005	2007	2006	2005
Net periodic benefit cost
Service cost	$605	$693	$449	$329	$740	$621
Interest cost	515	439	324	343	633	422
Amortization of net transition obligation	—	—	—	42	42	42
Amortization of prior service credit	(125)	(125)	(51)	(603)	—	—
Amortization of net loss	422	425	286	403	499	144

Net periodic benefit cost	1,417	$1,432	$1,008	514	$1,914	$1,229

Other changes in benefit obligations recognized in other comprehensive loss
Net gain	(640)			(1,199)
Amortization of net loss	(422)			(403)
Amortization of net obligation	—			(42)
Amortization of prior service credit	125			603

Total recognized in other comprehensive loss	(937)			(1,041)

Total recognized in periodic benefit cost and other comprehensive loss	$480			$(527)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net transition obligation	$—	$42	$42
Net loss	381	276	657
Prior service credit	(125)	(602)	(727)

	$256	$(284)	$(28)

The measurement date used to determine the Bank’s 2007 benefit obligation was December 31, 2007.

Key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2007	2006	2005	2007	2006	2005
Discount rate	5.76%	5.75%	5.50%	6.60%	5.75%	5.50%
Rate of compensation increase	5.50%	5.50%	5.50%	N/A	N/A	N/A

The discount rate as of December 31, 2007 and 2006 was determined based on the duration of the Bank’s benefit payments and applying this duration to the Citigroup Pension Discount Curve. The discount rate for December 31, 2005 was determined using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment.

Assumed health-care cost trend rates for the Bank’s postretirement health benefit plan were as follows:

	As of December 31,
	2007	2006
Health-care cost trend rates:
Assumed for next year	8.00%	9.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2013	2013

As of December 31, 2007, a one percentage point change in the assumed health-care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$102	$81
Effect on accumulated postretirement benefit obligation	701	679

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded; therefore no contribution will be made in 2008 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for both the supplemental defined benefit pension plan and postretirement health benefit plan are listed in the table below (in thousands):

Years	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan
2008	$1,114	$182
2009	614	205
2010	868	220
2011	931	254
2012	1,120	283
2013-2017	6,836	1,706

Note 14—Derivatives and Hedging Activities

Nature of Business Activity

The Bank may enter into interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank may use these instruments to adjust the maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment, (2) as an intermediary transaction, or (3) as a SFAS 133 non-qualifying hedge for purposes of asset liability management. For example, the Bank uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of consolidated obligations to approximate more closely the interest-rate sensitivity of assets (advances, investments and mortgage loans), and/or to adjust the interest-rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

Consistent with Finance Board regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (SFAS 133 non-qualifying hedges).

Net (losses) gains on derivatives and hedging activities were as follows (in thousands):

	For Years Ended December 31,
	2007	2006	2005
Gains related to fair-value hedge ineffectiveness	$29,338	$36,044	$51,762
(Losses) gains on SFAS 133 non-qualifying hedges and other	(125,762)	55,132	84,758

Net (losses) gains on derivatives and hedging activities	$(96,424)	$91,176	$136,520

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value hedges and stand alone derivatives that are SFAS 133 non-qualifying hedges (in thousands):

	As of December 31,
	2007		2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value	$207,143,643	$(2,031,901)	$164,868,741	$(245,987)
SFAS 133 non-qualifying	12,338,065	(263,429)	7,447,836	(130,852)

Interest-rate swaptions:
SFAS 133 non-qualifying	115,000	10,823	345,000	7,227

Interest-rate caps/floors:
SFAS 133 non-qualifying	3,260,000	25,980	3,039,000	7,045

Interest-rate futures/forwards:
SFAS 133 non-qualifying	1,500	109	1,500	51

Mortgage delivery commitments:
SFAS 133 non-qualifying	9,309	41	5,312	(15)

Total	$222,867,517	$(2,258,377)	$175,707,389	$(362,531)

Total derivatives excluding accrued interest		$(2,258,377)		$(362,531)
Accrued interest		187,934		51,572

Net derivative balances		$(2,070,443)		$(310,959)

Net derivative assets balance		$43,048		$259,024
Net derivative liabilities balance		(2,113,491)		(569,983)

Net derivative balances		$(2,070,443)		$(310,959)

The fair values of bifurcated embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of December 31,
	2007	2006
Host contract:
Advances	$8,459	$(2,405)
Callable bonds	408	1,635

Total	$8,867	$(770)

Hedging Activities

The Bank formally documents at inception all relationships between derivative hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions and its method of assessing effectiveness and measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value hedges to (1) assets and liabilities on the Statements of Condition or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances.

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are treated as fair-value hedges under SFAS 133. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets.

Advances. The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or option characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. Alternatively, the advance may have a variable-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. These types of hedges are treated as fair-value hedges under SFAS 133.

Mortgage Assets. The Bank invests in fixed-rate mortgage assets. The prepayment options embedded in mortgage assets may result in extensions or contractions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Board regulation limits this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and change in market value of equity. The Bank may manage prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the Bank may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the Bank replaces the mortgages with lower-yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may use derivatives to match the expected prepayment characteristics of the mortgages.

Options also may be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash flow hedge accounting treatment. The options are marked-to-market through current earnings. The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid SFAS 133 non-qualifying hedges against the prepayment risk of the loans, they are not linked specifically to individual loans and, therefore, do not receive either fair-value or cash flow hedge accounting. The derivatives are marked-to-market through earnings.

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

The Bank also may enter into a fair value hedge of a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment then will be amortized into interest income over the life of the advance using the level-yield method.

Investments. The Bank invests in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features, or by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as held-to-maturity or trading.

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (SFAS 133 non-qualifying hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income in the Statements of Income and presented as part of the “Net gains (losses) on trading securities” and “Net (losses) gains on derivatives and hedging activities.”

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

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing favorable interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.

As of December 31, 2007 and 2006, the Bank’s maximum credit risk, as defined above, was approximately $43.0 million and $259.0 million, respectively. These totals include $11.0 million and $100.6 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for derivatives were $0 and $212.0 million as of December 31, 2007 and 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 16 discusses assets pledged by the Bank to these counterparties.

Intermediation. To assist its members in meeting their hedging needs, the Bank acts as an intermediary between its members and other counterparties by entering into offsetting derivative transactions. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which the Bank is an intermediary may arise when the Bank: (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, or (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations.

The notional principal amount of derivatives in which the Bank was an intermediary was $1.2 billion and $505.7 million as of December 31, 2007 and 2006, respectively.

Note 15—Estimated Fair Values

The following describes the Bank’s valuation methodologies for determining the reported fair value of the financial instruments listed below.

Cash and due from banks and interest-bearing deposits. The estimated fair value approximates the recorded book balance.

Investment securities. The estimated fair value is determined based on prices obtained from pricing services, excluding accrued interest, as of the last business day of the year. When prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates for advances with similar terms as of December 31, 2007 and 2006. In accordance with the Finance Board’s advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the estimated fair value of advances does not assume prepayment risk.

Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.

Derivative assets and liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods inherently are uncertain and highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair-value estimates. Since these estimates are made as of a specific time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset, and, if negative, as a liability.

Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the replacement costs of deposits with similar terms as of December 31, 2007 and 2006.

Borrowings. The Bank determines the estimated fair value of borrowings by calculating the present value of expected future cash flows from the borrowings and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of borrowings with similar terms as of December 31, 2007 and 2006.

Consolidated obligations. The Bank estimates fair values based on the cost of raising comparable term debt as of December 31, 2007 and 2006. The estimated cost of issuing debt includes non-interest selling costs.

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

The following estimated fair-value amounts have been determined by the Bank using available market information and the Bank’s judgment of appropriate valuation methods. These estimates are based on information available to the Bank as of December 31, 2007 and 2006. The Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying value and estimated fair values of the Bank’s financial instruments as of December 31, 2007 and 2006 were as follows (in thousands):

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$18,927	$—	$18,927
Interest-bearing deposits	1,608,573	—	1,608,573
Federal funds sold	14,835,000	955	14,835,955
Trading securities	4,627,545	—	4,627,545
Held-to-maturity securities	21,260,517	(483,178)	20,777,339
Mortgage loans held for portfolio, net	3,526,582	(11,961)	3,514,621
Advances, net	142,867,373	14,669	142,882,042
Accrued interest receivable	828,004	—	828,004
Derivative assets	43,048	—	43,048

Liabilities:
Deposits	(7,135,027)	80	(7,134,947)
Consolidated obligations, net:
Discount notes	(28,347,939)	14,989	(28,332,950)
Bonds	(142,237,042)	(194,267)	(142,431,309)
Mandatorily redeemable capital stock	(55,538)	(29)	(55,567)
Accrued interest payable	(1,460,122)	—	(1,460,122)
Derivative liabilities	(2,113,491)	—	(2,113,491)

2006 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$28,671	$—	$28,671
Interest-bearing deposits	800,982	—	800,982
Federal funds sold	10,532,000	87,601	10,619,601
Trading securities	4,515,309	—	4,515,309
Held-to-maturity securities	19,329,711	(345,234)	18,984,477
Mortgage loans held for portfolio, net	3,003,399	(63,064)	2,940,335
Advances, net	101,476,335	(35,340)	101,440,995
Accrued interest receivable	692,493	—	692,493
Derivative assets	259,024	—	259,024

Liabilities:
Deposits	(4,620,468)	6,566	(4,613,902)
Securities sold under agreements to repurchase	(500,000)	1,110	(498,890)
Consolidated obligations, net:
Discount notes	(4,934,073)	123	(4,933,950)
Bonds	(122,067,636)	353,764	(121,713,872)
Mandatorily redeemable capital stock	(215,705)	(323)	(216,028)
Accrued interest payable	(1,386,989)	—	(1,386,989)
Derivative liabilities	(569,983)	—	(569,983)

Note 16—Commitments and Contingencies

As described in Note 10, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Board, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The Bank has considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), and determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45.

Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2007 and 2006. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $1.0 trillion and $823.9 billion at December 31, 2007 and 2006, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member.

The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2007	2006
Outstanding notional (in thousands)	$6,443,273	$1,437,178
Original terms	Less than three months to 15 years	1-15 years
Final expiration year	2022	2017

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amounted to $23.1 million and $5.1 million for the years ended December 31, 2007 and 2006, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $9.3 million and $5.3 million as of December 31, 2007 and 2006, respectively. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2007 and 2006, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $592.1 million and $238.4 million, respectively, which can be sold or repledged.

The Bank committed to issue $50.0 million (par value) of consolidated obligation bonds and $1.7 billion (par value) of consolidated obligation discount notes that had traded but not settled at December 31, 2007. There were no related interest rate swaps associated with the issuance of these consolidated obligations.

The Bank charged to operating expenses net rental costs of approximately $2.4 million, $2.5 million, and $2.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Note 17—Transactions with Members and their Affiliates and with Housing Associates

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Countrywide Bank, FSB (“Countrywide”), which held 28.5 percent of the Bank’s total regulatory capital stock as of December 31, 2007, was considered a related party. Total advances outstanding to Countrywide were $47.7 billion and $28.2 billion as of December 31, 2007 and 2006, respectively. Total deposits held in the name of Countrywide were $2.5 billion and $50.8 million as of December 31, 2007 and 2006, respectively. No mortgage loans were acquired from this member during 2007 or 2006. Total mortgage-backed securities acquired from Countrywide were $1.6 billion and $478.6 million as of December 31, 2007 and 2006, respectively. For member concentration associated with (i) mortgage-backed securities, see Note 5; (ii) mortgage loans held for portfolio, see Note 6; (iii) advances, see Note 7; and (iv) capital stock, see Note 12.

Note 18—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2007 and 2006. Interest income on loans to other FHLBanks totaled $60 thousand, $109 thousand and $199 thousand for the years ended December 31, 2007, 2006 and 2005, respectively. During these same periods, interest expense on borrowings from other FHLBanks totaled $48 thousand, $68 thousand and $33 thousand, respectively. The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Investing activities:
Loans made to other FHLBanks	$(427,000)	$(762,000)	$(2,632,022)
Principal collected on loans to other FHLBanks	427,000	762,000	2,632,022

Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$352,015	$550,000	$482,200
Payments of short-term borrowings from other FHLBanks	(352,015)	(550,000)	(482,200)

Net change in borrowings from other FHLBanks	$—	$—	$—

Investments in other FHLBank Consolidated Obligation Bonds. The Bank’s trading investment securities portfolio includes consolidated obligation bonds for which other FHLBanks are the primary obligors. The balances of these investments are presented in Note 4. All of these consolidated obligation bonds were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligation bonds on which another FHLBank is the primary obligor totaled $17.9 million, $17.9 million and $20.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Assumption of other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. There were no consolidated obligation bonds transferred to the Bank during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, the par value of the consolidated obligation bonds transferred to the Bank were $69.0 million and $313.0 million, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program. These fees totaled $1.0 million, $782 thousand, and $524 thousand for the years ended December 31, 2007, 2006 and 2005, respectively.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2007, the Bank’s outstanding balance related to these MPF Program assets was $4.9 million.

Supplementary Financial Information (Unaudited)

Statements of Income

Supplementary financial information for each quarter in the years ended December 31, 2007 and 2006 is included in the following tables (in thousands):

2007	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$2,402,266	$2,253,170	$1,915,964	$1,844,438
Interest expense	2,202,797	2,065,925	1,757,475	1,686,093

Net interest income	199,469	187,245	158,489	158,345
Provision (reversal) for credit losses on mortgage loans	—	161	39	(128)

Net interest income after provision for credit losses	199,469	187,084	158,450	158,473
Total other income (loss)	1,236	20,276	(4,359)	(3,629)
Non-interest expense	77,983	74,218	60,849	59,047

Net income	$122,722	$133,142	$93,242	$95,797

2006	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$1,936,563	$1,927,532	$1,742,191	$1,580,602
Interest expense	1,764,039	1,757,145	1,575,597	1,418,888

Net interest income	172,524	170,387	166,594	161,714
Provision (reversal) for credit losses on mortgage loans	102	178	(60)	(3)

Net interest income after provision for credit losses	172,422	170,209	166,654	161,717
Total other income (loss)	(15,664)	6,714	4,124	1,003
Non-interest expense	62,334	65,940	63,483	61,224

Net income	$94,424	$110,983	$107,295	$101,496

Investment Securities

Supplementary financial information on the Bank’s investment securities is included in the tables below (dollar amounts in thousands).

Held-to-maturity Securities

	As of December 31,
	2007	2006	2005
States or local housing agency obligations	$117,988	$107,180	$111,757
Government-sponsored enterprises debt obligations	—	—	899,650
Mortgage-backed securities	21,142,529	19,222,531	18,617,089

Total	$21,260,517	$19,329,711	$19,628,496

	Book Value	Yield
Held-to-maturity yield characteristics as of December 31, 2007
State or local housing agency obligations
Within one year	$1,290	7.50%
After one but within five years	71,950	5.07%
After five but within 10 years	9,945	7.87%
After 10 years	34,803	6.81%

	$117,988	5.84%

Mortgage-backed securities
After one but within five years	$440	8.15%
After five but within 10 years	406,972	5.07%
After 10 years	20,735,117	5.38%

	$21,142,529	5.37%

Trading Securities

	As of December 31,
	2007	2006	2005
Government-sponsored enterprises debt obligations	$4,283,519	$4,175,011	$4,910,858
Other FHLBanks’ bonds	284,542	280,488	288,731
States or local housing agency obligations	59,484	59,810	60,732

Total	$4,627,545	$4,515,309	$5,260,321

	Fair Value	Yield
Trading securities yield characteristics as of December 31, 2007
Government-sponsored enterprises debt obligations
Within one year	$100,575	5.07%
After one but within five years	3,496,203	4.58%
After five but within 10 years	686,741	4.75%

	$4,283,519	4.62%

Other FHLBanks’ bonds
After one but within five years	$214,197	6.16%
After five but within 10 years	70,345	10.48%

	$284,542	7.00%

State or local housing agency obligations
After five but within 10 years	$34,980	6.64%
After 10 years	24,504	6.72%

	$59,484	6.67%

As of December 31, 2007, the Bank held securities of the following issuers with a book value greater than 10 percent of Bank capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in thousands):

	As of December 31, 2007
Name of Issuer	Total Book Amount	Total Fair Value
Countrywide Financial Corporation, Calabasas, CA	$5,446,210	$5,286,309
Wells Fargo & Company, San Francisco, CA	4,606,575	4,500,612
Federal Home Loan Mortgage Corporation, McLean, VA	4,416,994	4,390,489
Federal National Mortgage Association, Washington, DC	2,939,644	2,813,950
Bank of America Corporation, Charlotte, NC	2,387,004	2,330,633
J.P. Morgan Chase & Co., New York, NY	1,579,936	1,555,815

Loan Portfolio Analysis

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest were as follows (in thousands):

	As of December 31,
	2007	2006	2005	2004	2003
Domestic:
Advances	$142,867,373	$101,476,335	$101,264,208	$95,867,345	$88,149,342

Real estate mortgages (1)	$3,527,428	$3,004,173	$2,860,539	$2,216,324	$1,756,575

Non-accrual real estate mortgages	$2,904	$1,640	$1,676	$320	$218

Real estate mortgages past due 90 days or more and still accruing interest (2)	$2,382	$1,278	$916	$1,636	$1,971

Interest contractually due during the year	$199
Interest actually received during the year	123

Shortfall	$76

(1)	Amounts include Affordable Multifamily Participation Program loans classified as substandard.
(2)	Only government-guaranteed/insured loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

The allowance for credit losses on real estate mortgage loans was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
Domestic:
Balance at the beginning of year	$774	$557	$671	$322	$783
Charge-offs	—	—	(131)	(15)	—
Provisions (reversal) for credit losses	72	217	17	364	(461)

Balance at end of year	$846	$774	$557	$671	$322

The ratio of charge-offs to average loans outstanding was less than one basis for the years ended December 31, 2003 through 2007.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollar amount in thousands):

	As of December 31,
	2007		2006		2005		2004		2003
	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)
Single-family residential mortgages	$—	99%	$—	99%	$84	99%	$16	99%	$11	99%
Multifamily residential mortgages	846	1%	774	1%	473	1%	655	1%	311	1%

Total	$846	100%	$774	100%	$557	100%	$671	100%	$322	100%

(1)	Amount allocated for credit losses on mortgage loans.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Mortgage loan delinquency data was as follows (dollar amount in thousands):

	As of December 31,
	2007		2006		2005		2004		2003
	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)
Delinquency >30 days and <60 days	$34,531	0.98%	$22,742	0.76%	$12,578	0.44%	$7,057	0.32%	$11,091	0.63%
Delinquency >60 days and <90 days	7,258	0.21%	2,740	0.09%	1,979	0.07%	1,775	0.08%	2,122	0.12%

(1)	Unpaid principal balance
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (dollar amount in thousands).

	As of December 31,
	2007	2006	2005
Borrowings from other FHLBanks
Outstanding at end of the year	$—	$—	$—
Weighted average rate at end of the year	0.00%	0.00%	0.00%
Daily average outstanding for the year	$964	$1,301	$1,321
Weighted average rate for the year	4.98%	5.22%	2.49%
Highest outstanding at any month-end	$—	$—	$—

Borrowings from commercial banks
Outstanding at the end of the year	$—	$—	$—
Weighted average rate at the end of the year	0.00%	0.00%	0.00%
Daily average outstanding for the year	$14,196	$11,349	$5,182
Weighted average rate for the year	5.18%	4.95%	3.47%
Highest outstanding at any month-end	$—	$—	$—

Discount notes
Outstanding at the end of the year	$28,347,939	$4,934,073	$9,579,425
Weighted average rate at the end of the year	4.23%	4.92%	3.67%
Daily average outstanding for the year	$13,645,922	$7,134,586	$7,151,021
Weighted average rate for the year	4.92%	4.94%	3.13%
Highest outstanding at any month-end	$30,657,457	$12,395,780	$12,125,825

Total short-term borrowings
Outstanding at the end of the year	$28,347,939	$4,934,073	$9,579,425
Weighted average rate at the end of the year	4.23%	4.92%	3.67%
Daily average outstanding for the year	$13,661,082	$7,147,236	$7,157,524
Weighted average rate for the year	4.92%	4.94%	3.13%
Highest outstanding at any month-end	$30,657,457	$12,395,780	$12,125,825

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

The Bank’s President and Chief Executive Officer and the Bank’s Executive Vice President and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

As of December 31, 2007, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Bank’s management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2007, the Bank’s management has evaluated the effectiveness of the Bank’s internal control over financial reporting. Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. This annual report does not include an attestation report of the Bank’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Bank’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Bank to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Richard A. Dorfman	62	President and Chief Executive Officer
Cathy C. Adams	48	Senior Vice President, Staff Services
Steven J. Goldstein	56	Executive Vice President and Chief Financial Officer
Kirk R. Malmberg	47	Executive Vice President, Chief Credit Officer
W. Wesley McMullan	44	Executive Vice President and Director of Financial Management
Jill Spencer	55	Executive Vice President, Chief Operating Officer, and Corporate Secretary

Richard A. Dorfman was appointed president and chief executive officer in June 2007. From 2005-2007, he served as an independent consultant, providing strategic and operational consulting and advisory work to several organizations, including certain other Federal Home Loan Banks and the Federal Home Loan Bank System’s Office of Finance. Prior to that time, he was the Managing Director and Head of U.S. Agencies and Mortgages at ABN Amro, Inc. from 1997 until 2005. He held a succession of senior positions in the mortgage and GSE businesses as a managing director of Lehman Brothers from 1983 to 1997, and was president of Columbia Group Advisors from 1981 to 1983. He holds a J.D. from Syracuse University and B.A. in European History from Hofstra University.

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

Steven J. Goldstein was appointed executive vice president and chief financial officer in August 2007, after having served in an interim position since April 2007. Prior to joining the Bank, he served as senior vice president and chief financial officer for the U.S. and international businesses of Royal Bank of Canada from 2004 to 2006, responsible for the financial management and reporting of four major U.S. and international businesses. From 2001 to 2004, he held several executive management positions with the Royal Bank of Canada, and was chief financial officer at Centura Banks, Inc. from 1997 to 2001. He earned a Bachelor of Business Administration, a Master of Business Administration and Ph.D. in finance, each from the University of Georgia.

Kirk R. Malmberg was appointed executive vice president and chief credit officer in December 2007. Prior to that time, he had served as senior vice president responsible for the Bank’s mortgage programs since December 2003. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg holds a B.A. from Trinity University in San Antonio, Texas, and an M.B.A. from Rice University in Houston, Texas.

W. Wesley McMullan is executive vice president and director of financial management, a position he has held since 2004. Mr. McMullan has responsibility for sales, MPP sales, asset-liability management, liquidity management, other mission-related investments, customer systems and operations, and member education.

Mr. McMullan joined the Bank as a credit analyst in 1988 and later earned promotions to assistant vice president in 1993, vice president in 1995, group vice president in 1998, and senior vice president in 2001. He holds a B.S. in finance from Clemson University and is a chartered financial analyst.

Jill Spencer has served as executive vice president and chief operating officer of the Bank since January 2004, and she was reappointed corporate secretary in January 2007. She joined the Bank in November 2002 as executive vice president, general counsel, and corporate secretary. Ms. Spencer oversees community investment services, corporate communications, legal, human resources and administrative services, government relations, and strategic planning. Before joining the Bank, Ms. Spencer practiced law at a private law firm from 1998 to 2002. Ms. Spencer held various positions at FHLBank San Francisco from 1979 to 1997, serving as senior vice president and general counsel in her last eight years there. Ms. Spencer holds a B.A. from the University of Texas at Austin and a J.D. from Southern Methodist University School of Law.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 14 directors, eight of which are to be elected by the members and six of which are to be appointed by the Finance Board. The Finance Board may by regulation increase the number of elective and appointive directors of an FHLBank in accordance with the FHLBank Act. Under this authority, the Finance Board has increased the number of elective directorships from eight to ten and the number of appointive directorships from six to eight. As of the date of this Report, the Bank’s board of directors comprised nine elected directors and eight appointed directors. The Bank anticipates filling the current elected directorship vacancy on March 27, 2008.

Each director is required to be a citizen of the United States and must either be a resident in the FHLBank’s district or serve as an officer or director of a member located in the FHLBank’s district.

The following table sets forth information regarding each of the Bank’s directors as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Term as Director
John M. Bond, Jr.	64	2005	12-31-2010
W. Russell Carothers, II	66	2002	12-31-2009
Mary Joy Drass	60	2007	12-31-2008
William F. Easterlin, III	52	2008	12-31-2010
F. Gary Garczynski	61	2007	12-31-2008
Bedford Kyle Goodwin III	56	2007	12-31-2009
William C. Handorf	63	2007	12-31-2009
Linwood Parker Harrell, Jr.	70	2008	12-31-2010
Scott C. Harvard	53	2003	12-31-2008
J. Thomas Johnson	61	2004	12-31-2009
Jonathan Kislak	59	2008	12-31-2010
LaSalle D. Leffall, III	44	2007	12-31-2008
Miriam Lopez	57	2008	12-31-2010
Henry Gary Pannell	70	2008	12-31-2010
Robert L. Strickland	56	2007	12-31-2009
Thomas H. Webber, III	66	2007	12-31-2009
Frederick Willetts, III	59	2006	12-31-2008

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

M. Joy Drass, M.D., is president of Georgetown University Hospital, a not-for-profit, acute care teaching hospital, a position she has held since 2000. Dr. Drass previously served as chairman of the board of the District of Columbia Hospital Association from 2004-2006 and on the Washington D.C. Mayor’s Health Care Task Force from 2005 to 2006.

William F. Easterlin, III has served as the president of The Queensborough Company and its wholly owned subsidiary, the Queensborough National Bank & Trust Company since 1995. He has served on the board of directors of Queensborough National Bank & Trust Company and its predecessor, the First National Bank & Trust, since 1984, and on the board of The Queensborough Company since its inception in 1985.

F. Gary Garczynski is the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Va., a position he has held since 1997. Mr. Garczynski has served as chairman of the National Housing Endowment since 2004 and previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builder Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Va., Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission.

Bedford Kyle Goodwin, III has served as chairman, president, and chief executive officer of First Fed Bancorp, Inc. and First Financial Bank, Bessemer, Alabama, since 1996.

William C. Handorf, Ph.D., has served as a professor of finance and real estate at The George Washington University’s School of Business in Washington, D.C., since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore Branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the Federal Home Loan Bank System’s Office of Finance.

Linwood Parker Harrell, Jr. served as the Chairman of the Office of Finance of the Federal Home Loan Banks from 2003 to 2007. Prior to his retirement from Korn Ferry International, a publicly-traded company listed on the NYSE, in March 2007, Mr. Harrell held several executive positions, including chief operating officer, Korn Ferry North America and Korn Ferry Europe, and managing director of global financial services.

Scott C. Harvard has served as president and chief executive officer and a director of Shore Financial Corporation, a publicly-traded bank holding company with headquarters in Onley, Virginia, since its formation in 1997. He has served as president and chief executive officer of its subsidiary, Shore Bank, since 1985.

J. Thomas Johnson is vice chairman of the board of First Community Bank, N.A., of Lexington, South Carolina, a position he has held since October 2004. From 2000 to 2004, Mr. Johnson was chairman, and from 1984 to 2004 was chief executive officer, of Newberry Federal Savings Bank in Newberry, South Carolina, which merged with First Community Bank in 2004. Mr. Johnson had been with Newberry Federal since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and has served on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations.

Jonathan Kislak has served as principal of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida.

LaSalle D. Leffall, III is president of LDL Financial LLC, a financial advisory and investment firm, which he founded in 2006. From 2002 to 2006, he was an executive of The NHP Foundation, one of the nation’s largest nonprofit owners of affordable multifamily housing, serving as executive vice president (2002-2003), executive vice president and chief operating officer (2003-2004), president and chief operating officer (2004-2005), and president, chief operating officer, and chief financial officer (2005-2006). From 1996-2002, Mr. Leffall was an investment banker in the mergers and acquisitions groups of Credit Suisse First Boston and UBS. He began his career in 1992 as a corporate lawyer with Cravath, Swaine & Moore. He is a member of the Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C.

Miriam Lopez has served as chief executive officer of TransAtlantic Bank in Miami, Florida for 22 years and served as TransAtlantic’s chairman of the board from 2003 to 2007. She is a former president of the Florida Bankers Association and serves on the American Bankers Association’s Government Relations Council and Executive Committee.

Henry Gary Pannell has been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta since 2001. He currently serves as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 to present, he has served as Treasurer of the Episcopal Diocese of Atlanta, and a member of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics.

Robert L. Strickland is the Executive Director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland also serves as a member of the National Association of Home Builders Mortgage Roundtable and is a board member of the Alabama MultiFamily Loan Consortium. From 1999 to 2004, Mr. Strickland served as a member of Fannie Mae’s National Advisory Council.

Thomas H. Webber, III has served as vice president and chief financial officer for IDB-IIC Federal Credit Union since 1999. Mr. Webber has served on the boards of numerous civic organizations in the Nashville, Tennessee community.

Frederick Willetts, III joined Cooperative Bank in 1972 and has served as president and chief executive officer since 1991. He was named to the additional position of chairman of the board during 1998. Mr. Willetts is past chairman of the North Carolina Bankers Association and served on the board of directors of America’s Community Bankers. He has served on the Thrift Institutions Advisory Council to the Federal Reserve Board, as president of the Southeastern Conference of the U.S. Savings and Loan League, the Greater Wilmington Chamber of Commerce, the Foundation of Episcopal Diocese of East Carolina, as vice chairman of the Foundation of the University of North Carolina at Wilmington, and as president of Wilmington Industrial Development (Committee of 100). He has served on the North Carolina Banking Commission and is chairman of The American Bankers Association Government Relations Council.

Nominating Procedures

Effective April 2, 2007, the Finance Board adopted a final rule requiring each FHLBank to submit to the Finance Board a list of eligible nominees to fill appointive directorships. The final rule differed from the Finance Board’s interim final rule of January 24, 2007 by reducing the number of nominees an FHLBank is required to submit for a directorship from two to one, while allowing the FHLBanks to submit two nominees if they so choose.

On July 19, 2007, the Finance Board adopted a regulation clarifying the types of financial interests an appointive director may maintain in a member of the Bank on whose board the director serves.

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

Director Independence, Audit Committee and Audit Committee Financial Expert

General

The board of directors of the Bank is required to evaluate the independence of the directors of the Bank under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, SEC rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, the Bank has 17 directors, nine of whom were elected by the Bank’s member institutions and eight of whom were appointed by the Finance Board. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, the Bank’s directors are prohibited from personally owning stock or stock options in the Bank. Each of the elected directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Board Regulations regarding Independence

The Finance Board director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Board’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 27, 2008, each of the Bank’s directors was independent under these criteria.

SEC Rule regarding Independence

SEC rules require the Bank’s board of directors to adopt a standard of independence to evaluate its directors. In 2007, the board adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee’s financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 27, 2008, Ms. Drass and Messrs. Garczynski, Handorf, Harrell, Kislak, Leffall, and Pannell, each an appointed director, and Ms. Sherrill and Mr. Stanton, who each served as an appointed director during 2007, were independent. Based upon the fact that each elected director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the elected directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), an elected director could meet the independence standard on a particular day. However, because the amount of business conducted by an elected director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the elected directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time. The same reasoning applies to Mr. Strickland.

The board has a standing Audit Committee. For the reasons noted above, the board determined that, as of March 27, 2008, none of the elected members of the Bank’s Audit Committee were independent under the NYSE standards for audit committee members. The board determined that, as of March 27, 2008, each of Messrs. Handorf, Kislak and Pannell, each of whom is an appointed director that currently serves on the Audit Committee, and Mr. Stanton, who served as an appointed director on the Audit Committee during 2007, were independent under the NYSE independence standards for audit committee members. The board also determined that directors Goodwin, Handorf, Kislak and Pannell are each an “audit committee financial expert” within the meaning of the SEC rules, and further determined that as of March 27, 2008, Mr. Goodwin is not independent and Messrs. Handorf, Kislak and Pannell are independent under NYSE standards. As stated above, the board determined that each member of the audit committee is independent under the Finance Board’s standards applicable to the Bank’s Audit Committee.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2007 compensation program for its President, Chief Financial Officer, and three other most highly-compensated executive officers in 2007. These executive officers are collectively referred to as the Bank’s “named executive officers.”

In 2007 the Bank’s named executive officers were as follows:

Richard A. Dorfman	President, Chief Executive Officer
Steven J. Goldstein	Executive Vice President, Chief Financial Officer
Jill Spencer	Executive Vice President, Chief Operating Officer
W. Wesley McMullan	Executive Vice President, Director of Financial Management
Marian M. Lucia	Executive Vice President, Chief Information Officer

In addition, consistent with SEC rules, we are providing information for (1) Raymond R. Christman, the Bank’s former President and Chief Executive Officer, and William H. Ott, Jr., the Bank’s former Interim President and Chief Executive Officer, and (2) J. Daniel Counce, the Bank’s First Vice President and Controller, and Annette Hunter, the Bank’s First Vice President and Director of Accounting Operations, who shared responsibility as the

Bank’s principal financial officer while the Bank’s chief financial officer position was vacant. However, Mr. Counce and Ms. Hunter did not participate in all of the executive compensation programs described below. Ms. Lucia retired from the Bank effective March 4, 2008.

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and member value. The Bank’s compensation program is designed to reward this performance and value and offer competitive compensation elements that align its executives’ incentives with the interests of its members.

Elements of Compensation

To achieve these goals, the Bank compensates its executive officers with a combination of base salary, short-term incentive compensation, long-term incentive compensation, and benefits. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other prevalent compensation elements, such as long-term incentive compensation and defined benefit pension plans.

The elements of the Bank’s compensation program for executive officers, and the objective of each compensation element, are described below:

Base salary: Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank, and provides an amount of fixed compensation each year. Each executive’s salary also is used in determining the executive’s yearly incentive award opportunity, as described below.

Short-term incentive compensation: The Bank provides an annual cash award opportunity (the “Short-term ICP”) to executive officers based on the achievement of quantitative and qualitative goals set and evaluated by the board of directors. The Short-term ICP is designed to promote and reward achievement of annual corporate performance goals set by the board.

Long-term incentive compensation: The Bank provides a long-term cash award opportunity (the “Long-term ICP”) based on performance over successive three-year performance periods. The Long-term ICP is designed to promote consistently high corporate performance on a long-term basis; provide a competitive reward structure for the participants; promote loyalty and dedication to the Bank and its objectives; and enhance the retention of key senior executive officers.

Benefits: The Bank provides retirement benefits to promote executive retention. The Bank also provides limited perquisites and other benefits to enhance executive officers’ ability to devote maximum attention to their jobs and to minimize the amount of time spent on non-Bank related matters.

Executive Compensation Process

Board and Committee consideration of executive compensation: The Bank’s board of directors establishes the Bank’s executive compensation philosophy and objectives. The Governance and Compensation Committee of the board of directors advises and assists the board and recommends to the board for approval any compensation decisions related to the Bank’s president and the officers reporting directly to him.

The president reviews and recommends to the board the base salary of the officers that report directly to him. The president determines the base salary of all Bank officers who do not report directly to him (other than the director of internal audit), within an overall budget approved by the board of directors.

Use of compensation consultant: The Bank’s management engaged Hewitt Associates in October 2006 to provide assistance in recommending to the board 2007 base salaries for the president and the officers reporting directly to him. In establishing the Long-term ICP, the Bank’s board of directors engaged McLagan Partners in 2005. From time to time, the Bank’s management and board utilize published compensation survey data.

Consideration of competitive compensation levels: The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considers the median compensation offered at companies included in aggregate survey information with assets comparable to those of the Bank, and which generally hold substantial amounts of complex derivative instruments, as these instruments comprise a significant component of the Bank’s operations. However, the board did not target any named executive officer’s compensation at a specific percentile of such executive officer’s peer group comparable position.

The board does not evaluate specifically the internal pay relationship among the executives and other employees when setting executive cash compensation, or the multiples by which a named executive officer’s cash compensation is greater than that of non-executive employees.

Compensation Decisions in 2007

Overview

The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers’ performance in 2007 were:

1.	Achievement of key long-term objectives as outlined in the Bank’s strategic plan

2.	Achievement of short-term performance objectives determined annually by the board

3.	Fulfillment of the Bank’s public policy mission

4.	Demonstration of leadership and vision for the Bank

5.	Implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope and complexity

6.	Establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators and other stakeholders.

Base Salary

Mr. Dorfman and Mr. Goldstein were both hired in 2007. Mr. Dorfman’s salary was set at $700,000 and Mr. Goldstein’s base fee (which is similar to a base salary but is paid to a company owned by Mr. Goldstein for his services) was set at $380,000.

In determining the base salary for Mr. Dorfman, the board considered total cash compensation provided at FHLBanks of similar size and complexity and at comparable commercial financial institutions with assets greater than $25 billion. This consideration included a proxy analysis of total compensation of the top five highest paid executives at 11 national financial services organizations representing a range of asset sizes and operational complexity. These organizations were:

Bank of America, N.A.	Suntrust Banks, Inc.
Wachovia Bank, N.A.	BB&T Corporation
The PNC Financial Services Group, Inc.	Popular, Inc.
Zions Bancorporation	The Colonial BancGroup, Inc.
Synovus Financial Corp.	Associated Banc-Corp
First Horizon National Corporation

Mr. Dorfman’s salary was set at a competitive level among the presidents of the FHLBanks but below the average base salary for the presidents of the institutions in the peer group listed above.

Mr. Goldstein’s base fee was set at a level consistent with the salaries of other internal executives and with his scope of responsibility and the risk associated with the areas under his scope of responsibility. The board also took into consideration that Mr. Goldstein would not participate in the Bank’s benefits programs based on the structure of his Services Agreement with the Bank, which is discussed below under “Employment Arrangements and Severance Benefits.”

In determining the 2007 base salary for Messrs. Christman and McMullan and Ms. Spencer and Lucia, the board determined that the 2006 base salary amounts for those named executive officers would remain unchanged for 2007. In making this determination, the board considered peer group information, but left salaries unchanged in light of the board’s focus on risk management, regulatory and compliance matters.

Mr. Christman was responsible for determining the 2007 base salary of Mr. Counce and Ms. Hunter. Mr. Christman considered relevant peer group data and the increased responsibility assumed by Mr. Counce and Ms. Hunter while acting as the Bank’s principal financial officer during the period when the Bank’s CFO position was vacant. Based on such information, Mr. Christman increased both of their base salaries as reflected in the Summary Compensation Table. Mr. Christman considered that an increase in base salary for each of these individuals would result in a proportional increase in each of their award opportunities under the Bank’s 2007 short-term incentive compensation plan, as well as an increase in each of their retirement benefits under the Bank’s retirement plans. Mr. Christman reviewed these 2007 base salary amounts with the board.

In determining the compensation for Mr. Ott, the board considered the limited timeframe of Mr. Ott’s interim engagement and determined to continue to pay him at the previously contracted consulting rate of $625 per hour.

Short-term Incentive Compensation

The 2007 award opportunities under the Bank’s Executive Incentive Compensation Plan (the “Short-term ICP”), expressed as a percentage of base pay earnings during the year, were as follows:

	Minimum	Target	Maximum
President	30%	45%	65%
Executive Vice President	20%	35%	45%
First Vice President	15%	25%	35%

These percentages are at the same levels as the Bank historically has used for several years. For 2007 the board established four incentive goals under the Short-term ICP, which correlate to the performance priorities reflected in the Bank’s strategic plan. In addition to the two quantitative corporate performance goals that the board historically has used, the board added two qualitative performance goals related to executive management performance. The board of directors establishes minimum, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “minimum” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting minimum and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

For the Short-term ICP, the board established the following 2007 performance targets and weights:

Quantitative Performance Target	Weight
Return on Equity	35%
Advance Penetration	25%

Qualitative Performance Target	Weight
Risk Management	25%
Building the Team	15%

The return on equity performance measure is the return on equity amount (excluding the impact of extraordinary items and adjusted for the effects of SFAS 133) in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. At December 31, 2007 the performance goals were 0.60 percent (minimum), 0.75 percent (target) and 0.95 percent (maximum). These performance goals can vary with defined changes in three-month LIBOR.

The advance penetration performance measure, relating to growth in member utilization of advances, reflects the role of advances as the Bank’s primary product and the primary driver of net income. This performance objective was measured by averaging the ratio of total advances outstanding on December 31, 2007, to total assets as of September 30, 2006, for each eligible member. Averaging the ratio of total advances to total assets for each member and weighting each member equally provided an incentive to market advance products to the entire membership. The advances growth performance targets for 2007 were one percent growth (minimum), four percent growth (target) and six percent growth (maximum).

The board did not establish specific criteria for either of the qualitative performance goals, allowing determinations of qualitative performance to be made solely in its discretion.

In 2007 the Bank’s financial performance resulted in each named executive officer being eligible to receive the maximum award under the Return on Equity and Advance Penetration goals. The board awarded these maximum amounts. For the Risk Management goal, the board considered the need for more progress in the areas of risk management, regulatory, and compliance matters and awarded zero percent. For the Building the Team goal, the board considered management’s progress in creating an effective organizational structure and filling key executive vacancies and awarded the maximum amount. The amount received by each of the named executive officers under the plan is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below.

Mr. Dorfman did not participate in the 2007 Short-term ICP. Concurrent with Mr. Dorfman’s appointment as President and CEO in June 2007, the board approved an incentive payment structure for the CEO such that Mr. Dorfman’s performance will be evaluated by the board of directors in June 2008. Based upon that evaluation of performance and achievements to be determined by the board of directors, Mr. Dorfman will be eligible to receive an incentive payment up to 100 percent of his base salary in lieu of any payment under the 2007 Short-term ICP. The board has not established specific performance goals under this incentive payment structure, but expects that it will take into consideration progress in the areas of risk management, regulatory and compliance matters. Beginning in 2008, Mr. Dorfman will participate in the Short-term ICP.

Long-Term Incentive Compensation

With assistance from its compensation consultant, McLagan Partners, the board adopted, in 2006, an Executive Long-Term Incentive Compensation Plan (the “Long-term ICP”). The Long-term ICP establishes a three-year rolling performance unit plan under which qualifying executive officers are eligible to receive long-term cash awards at the conclusion of each three-year performance cycle.

In 2007 the board approved award accruals under the 2006-2008 Long-term ICP. The board also approved goals, award opportunities, and award accruals under the 2007-2009 Long-term ICP. Target award opportunities under the 2006-2008 and 2007-2009 Long-term ICPs range from 25 to 30 percent of each officer’s base salary. These award opportunities are based on similar programs offered at comparable FHLBanks, mortgage banks, and commercial banks. Award opportunities are designed to be conservatively competitive and remain unchanged for 2007.

In both the 2006-2008 and 2007-2009 Long-term ICPs, the board adopted the same performance measures and targets as those included under the respective Short-term ICP. The use of the same performance measures and targets for both the Short-term ICP and the Long-term ICP is intended to motivate consistently high corporate performance year after year.

The following tables set forth the final performance and award accruals approved by the board for the 2006-2008 and 2007-2009 plans. At the end of 2008, the board will make a final award for the 2006-2008 plan based upon the average of the three years’ achievements. At the end of 2009, the board will make a final award for the 2007-2009 plan based upon the average of the three years’ achievements.

The board has the right to revise, modify, or terminate the Long-term ICP in whole or in part at any time or for any reason, and the right to modify any recommended award amount (including the determination of a lesser award or no award), for any reason, without the consent of any participant. To date, no such modification has occurred.

Year	Goal	Percent of Target Awarded
2006-2008 LTIP	ROE	166
Plan Year Two	Advances Penetration	166
	Risk Management	100
	Build the Team	166

Year	Goal	Percent of Target Awarded
2007-2009 LTIP	ROE	166
Plan Year One	Advances Penetration	166
	Risk Management	100
	Build the Team	166

The board determined that the risk management goal was achieved at the target level under the Long-term ICP but not the Short-term ICP due to the long-term nature of risk management. Participation in the Long-term ICP is limited to the president and executive and senior vice presidents. Long-term ICP awards do not increase the value of benefits delivered under the Bank’s retirement, welfare, or insurance plans. Mr. Dorfman and Mr. Goldstein both began participation in the Long-term ICP for the 2007-2009 section of the plan. Given their officer levels in the Bank, Mr. Counce and Ms. Hunter do not participate in the Long-term ICP.

Retirement Benefits

The named executive officers are able to participate in both tax-qualified and non-tax-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled “Executive Compensation—Pension Benefits” and “—Deferred Compensation.”

The Bank’s retirement benefit plans are a vital component of the Bank’s retention strategy for executive officers and are important to the Bank’s strategy to compete with other organizations that provide executive officers with economic benefits based on equity interests in the employer, recognizing that some of those organizations may provide similar retirement benefits.

Perquisites and Other Benefits

All named executive officers are eligible to participate in the benefit plans that are made available to all other employees of the Bank including medical, dental, and vision insurance coverage, group term life and long-term disability insurance coverage, and paid vacation and sick leave. The named executive officers generally participate in these plans on the same basis and terms as all other employees.

The Bank provides its named executive officers with a limited number of perquisites, including an annual physical examination, guest travel to business functions, and business club memberships. Additionally, for Mr. Christman, the Bank provided a supplemental insurance policy and personal use of a Bank-owned automobile. For Mr. Dorfman, the Bank provides personal use of an automobile. The board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

Employment Arrangements and Severance Benefits

All Bank employees are employed under an “at will” arrangement. Accordingly, an employee may resign employment at any time, and the Bank may terminate employment at any time for any reason, with or without cause.

Mr. Dorfman. The Bank entered into an Employment Agreement with Mr. Dorfman in connection with his appointment as President and Chief Executive Officer (the “Dorfman Agreement”). Under the Dorfman Agreement, Mr. Dorfman’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. Dorfman with or without “good reason,” as defined in the Dorfman Agreement. Unless earlier terminated by either party as provided therein, the Dorfman Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The Dorfman Agreement establishes Mr. Dorfman’s base salary at $700,000 per year, which amount may be increased from year to year by the Bank’s board of directors. Pursuant to the Dorfman Agreement, the Bank paid Mr. Dorfman $150,000 in order to defray a portion of his expenses in relocating to Atlanta, Georgia, and will provide a $65,000 automobile allowance during each three-year period of employment. Mr. Dorfman is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank except that he did not participate in the Short-term ICP in 2007. Mr. Dorfman will receive a short-term incentive opportunity for the 12 months ending June 30, 2008, up to or equal to 100 percent of his base salary, based upon the discretion of the Bank’s board of directors.

Mr. Goldstein. The Bank entered into an Amended and Restated Services Agreement with SJG Financial Consultants, LLC, a limited liability company of which Mr. Goldstein is the sole member, in connection with Mr. Goldstein’s appointment as chief financial officer of the Bank in 2007 (the Goldstein Agreement). Pursuant to the Goldstein Agreement, the Bank will pay an annual fee of $380,000 for Mr.Goldsteins services. In addition, the Bank, in its discretion, also may pay an annual incentive fee in an amount up to the maximum annual incentive compensation award opportunity available to an executive vice president of the Bank under the Banks Short-term ICP and Long-term ICP. In 2007, Mr. Goldstein received the same percentage award as the Banks other executive vice presidents.

Mr. Ott. The Bank entered into a services agreement with PEAC Ventures, Inc., a corporate advisory firm of which Mr. Ott was President, for Mr. Ott’s services as Interim President and Chief Executive Officer in 2007 (the “Ott Agreement”). Pursuant to the Ott Agreement, the Bank paid PEAC on an hourly basis for Mr. Ott’s services. Based on his contractual status with the Bank, Mr. Ott was not eligible to participate in the Bank’s welfare, incentive compensation, or pension plans. Termination of the Ott Agreement by the Bank for any reason other than cause required the Bank to pay PEAC an amount equal to two times the compensation due for the thirty days immediately preceding the date of termination, but not less than $120,000.

Mr. Christman. In connection with Mr. Christman’s retirement in 2007, the Bank and Mr. Christman entered into an Agreement and Release of All Claims (the “Christman Agreement”). Pursuant to the Christman Agreement, the Bank made the following payments to Mr. Christman in 2007: severance payments equal to $730,000 and additional payments equal to $120,000 for consulting services that Mr. Christman provided the Bank. In addition, the Bank agreed to pay for medical insurance coverage for Mr. Christman in coordination with COBRA for a period of up to 18 months beginning February 1, 2007. These amounts are reflected in the “All Other Compensation” column of the 2007 Summary Compensation Table. In return, the Christman Agreement contains a general release by Mr. Christman in favor of the Bank.

The board of directors may, in its discretion, provide severance benefits to an executive officer in the event of termination of his or her employment. In determining whether severance compensation is appropriate, the board of directors considers both the factors underlying the termination of employment and the employment history of the executive officer. The Bank does not provide a “gross up” benefit with respect to any severance.

The Bank has a formal severance arrangement with Mr. Dorfman, which is discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit him.

Report of the Board of Directors

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

BOARD OF DIRECTORS

Scott C. Harvard, Chairman	J. Thomas Johnson, Vice Chairman
John M. Bond, Jr.	Jonathan Kislak
W. Russell Carothers, II	LaSalle D. Leffall, III
Mary Joy Drass	Miriam Lopez
William Easterlin	Henry Gary Pannell
F. Gary Garczynski	Robert L. Strickland
Bedford Kyle Goodwin III	Thomas H. Webber, III
William C. Handorf	Frederick Willetts, III
Linwood Parker Harrell, Jr.

Executive Compensation

Summary Compensation Table

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2007 and 2006. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2007 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Current Executive Officer
Richard A. Dorfman President and Chief Executive Officer	2007	371,538	148	—	—	183,605	555,291

Steven J. Goldstein Executive Vice President and Chief Financial Officer	2007	262,311	148	88,530	—	—	350,989

Jill Spencer Executive Vice President and Chief Operating Officer	2007 2006	400,000 400,000	296 —	135,000 90,000	224,000 359,000	24,000 29,400	783,296 878,400

W. Wesley McMullan Executive Vice President and Director, Financial Management	2007 2006	395,000 395,000	148 —	133,313 88,875	159,497 133,449	23,700 24,544	711,658 641,868

Marian M. Lucia Executive Vice President and Chief Information Officer	2007 2006	300,000 300,000	296 —	101,250 67,500	72,407 74,368	18,000 18,556	491,953 460,424

Principal Executive Officers for Part of 2007
Raymond R. Christman President and Chief Executive Officer	2007 2006	73,062 562,825	— —	— —	327,867 190,267	896,001 71,220	1,296,930 824,312

William H. Ott, Jr. Interim President and Chief Executive Officer	2007	860,891	—	—	—	311,250	1,172,141

Principal Financial Officers for Part of 2007
J. Daniel Counce First Vice President and Controller	2007 2006	197,900 189,300	148 —	64,318 66,255	98,000 75,000	11,874 11,358	372,240 341,913

Annette Hunter First Vice President and Director, Accounting Operations	2007 2006	182,000 163,333	296 3,260	59,150 57,167	22,000 13,000	10,920 9,800	274,366 246,560

Notes:

(1)	The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2007 and 2006 pursuant to awards under the Short-term ICP. There were no awards earned under the Long-term ICP for 2007. Payments under the Long-term ICP are made based upon the achievement of financial results over the applicable three-year periods. Therefore, no payments under the Long-term ICP are reflected in the table.
(2)	The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer’s aggregate benefits under the Bank’s Qualified and Excess Plans, computed using the assumptions described in footnote (1) to the 2007 Pension Benefits table, and (ii) all “above-market” earnings earned under the Bank’s non-qualified deferred compensation plans. Under SEC rules, “above-market” earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The pension value changes are disclosed in the 2007 Pension Benefits table below. The above market earnings amounts for Mr. McMullan, Ms. Lucia and Mr. Christman were $497, $407 and $867, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(3)	The amounts in column (g) consist of the following amounts:

	Year	Matching contributions under the Bank’s qualified 401(k) Plan ($)	Matching contributions under the Bank’s non- qualified defined contribution plan under the BEP ($)
Current Executive Officers
Richard A. Dorfman	2007	13,500	7,500
Steven J. Goldstein	2007	—	—
Jill Spencer	2007 2006	12,300 12,000	11,700 12,000
W. Wesley McMullan	2007 2006	13,500 13,200	10,200 10,500
Marian Lucia	2007 2006	12,300 4,800	5,700 13,200
Principal Executive Officers for Part of 2007
Raymond R. Christman	2007 2006	2,814 10,000	— 23,768
William H. Ott, Jr.	2007	—	—
Principal Financial Officers for Part of 2007
J. Daniel Counce	2007 2006	11,874 11,358	— —
Annette Hunter	2007 2006	10,920 9,800	— —

	Year	Home office	Consulting Fees	Club mem- bership	Guest travel	Healthcare reimburse- ments	Financial Planning	Supple- mental Life Insurance Policy	Personal use of a Bank- provided automobile	Severance/ Termination	Relocation
Current Executive Officers
Richard A. Dorfman	2007	$169	$—	$—	$2,167	$—	$—	$—	$10,269	$—	$150,000

Principal Executive Officers for Part of 2007
Raymond R. Christman	2007 2006	582 —	120,000 —	1,605 6,292	— 414	— 133	20,000 —	— 23,000	21,000 7,613	730,000 —	— —
William H. Ott, Jr.	2007	—	—	—	—	—	—	—	—	311,250	—

Awards of Incentive Compensation in 2007

2007 Grants of Plan-Based Awards

This table provides information concerning each grant of an award to a named executive officer in 2007 under the Short-term ICP and the Long-term ICP.

Name	Estimated Future Payments Under Non-Equity Incentive Plan Awards
	Threshold ($)	Target ($)	Maximum ($)
(a)	(b) (1)	(c) (1)	(d) (1)
Current Executive Officers
Richard A. Dorfman Dorfman Agreement (2) Short-term ICP Long-term ICP (2007-2009)	— — 88,577	700,000 — 177,154	— — 294,075
Steven J. Goldstein Short-term ICP Long-term ICP (2007-2009)	52,462 40,892	91,809 85,193	118,040 141,420
Jill Spencer Short-term ICP Long-term ICP (2007-2009)	80,000 50,000	140,000 100,000	180,000 166,000
W. Wesley McMullan Short-term ICP Long-term ICP (2007-2009)	79,000 49,375	138,250 98,750	177,750 163,925
Marian M. Lucia (3) Short-term ICP Long-term ICP (2007-2009)	60,000 37,500	105,000 75,000	135,000 124,500

Principal Executive Officers for Part of 2007
Raymond R. Christman (4) Short-term ICP Long-term ICP (2007-2009)	168,848 84,424	253,271 168,848	365,836 281,413
William H. Ott, Jr. (5) Short-term ICP Long-term ICP (2007-2009)	— —	— —	— —

Principal Financial Officers for Part of 2007
J. Daniel Counce (5) Short-term ICP Long-term ICP (2007-2009)	29,685 —	49,475 —	69,265 —
Annette Hunter (5) Short-term ICP Long-term ICP (2007-2009)	27,300 —	45,500 —	63,700 —

Notes:

(1)	Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s Short-term ICP and Long-term ICP for the fiscal year ended December 31, 2007. The actual amounts earned pursuant to the Short-term ICP during 2007 are reported under column (e) of the summary compensation table. Long-term ICP awards are calculated using salaries established at the beginning of the performance period in 2007 (or the date of hire, if later) and are awarded at the conclusion of the performance period in 2009.
(2)	Mr. Dorfman’s Agreement provides for a short-term incentive opportunity for the 12 months ending June 30, 2008, up to or equal to 100 percent of his base salary, based upon the discretion of the Bank’s board of directors.
(3)	Ms. Lucia retired from the Bank in 2008 and will not receive an award under the Long-term ICP.
(4)	Mr. Christman terminated his employment with the Bank during 2007 and did not receive an award under the Long-term ICP or the Short-term ICP.
(5)	Mr. Ott, Mr. Counce and Ms. Hunter were not participants in the Long-term ICP.

Retirement Benefits

Pension Benefits

The following table provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (the “Qualified Plan”) and the Bank’s non-qualified excess benefit pension plan (the “Excess Plan”). The table shows the actuarial present value of accumulated benefits as of December 31, 2007, payable to each of the named executive officers, including the number of years of service credited to each named executive under each of the plans.

Qualified Plan. The pension benefits payable under the Qualified Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant’s benefit in the plan vests upon completion of five years of service with the Bank, and the participant then may retire under the plan at the times described below.

For participants hired on or before July 1, 2005, the Qualified Plan generally provides an annual retirement allowance equal to 2.5 percent of the participant’s highest consecutive three-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary and annual short-term incentive compensation.

For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 45. If the participant continues to work for the Bank until the sum of the participant’s age and years of service with the Bank equals at least 70, the annual benefit payable following retirement is reduced by 1.5 percent for each year that retirement precedes normal retirement age. If the participant terminates employment before the participant’s age and years of service with the Bank total 70, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, and by three percent for each year between age 55 and 50, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are available beginning at age 50. Lump sums are calculated using the 30-Year Treasury Bond rate and the 1994 Group Annuitant Mortality Table.

Ms. Spencer, Mr. McMullan, Ms. Lucia, Ms. Hunter, and Mr. Counce participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 27, 2008, Mr. Counce, Ms. Spencer and Ms. Lucia had attained eligibility for immediate early retirement, and Ms. Hunter and Mr. McMullan were not eligible for immediate retirement.

Employees hired after July 1, 2005

For participants hired after July 1, 2005, the Qualified Plan generally provides an annual retirement allowance equal to 1.5 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only.

For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, and by three percent for each year between age 55 and 50, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available.

Mr. Dorfman participates in the Qualified Plan on these terms because he was hired after July 1, 2005. Based on his length of employment, Mr. Dorfman has not satisfied the plan vesting requirements and therefore is not yet eligible to retire under the Qualified Plan.

Excess Plan. Payments under the Qualified Plan may be limited due to federal tax code limitations. The Excess Plan exists to restore those benefits that executives otherwise would forfeit due to these limitations. The plan operates using the same benefit formula and retirement eligibility provisions as described above under the Qualified Plan. Because the Excess Plan is a non-tax-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the Qualified Plan.

Death benefits, which do not vary based on date of hire, also are available under the qualified and non-qualified plans. If an employee dies while in active service, his/her beneficiary is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments. If an employee dies while in retirement, having elected the normal form of retirement benefits, his/her beneficiary also is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments less payments received before the employee died.

2007 Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
Current Executive Officers
Richard A. Dorfman	Qualified Plan Excess Plan	0 0	— —	— —
Steven J. Goldstein (2)	Qualified Plan Excess Plan	0 0	— —	— —
Jill Spencer (3)	Qualified Plan Excess Plan	21.3 21.3	318,000 971,000	— —
W. Wesley McMullan	Qualified Plan Excess Plan	19.8 19.8	278,000 460,000	— —
Marian M. Lucia	Qualified Plan Excess Plan	5.3 5.3	135,000 127,000	— —
Principal Executive Officers for Part of 2007
Raymond R. Christman	Qualified Plan Excess Plan	7.9 7.9	— 928,000	415,000 31,000
William H. Ott, Jr. (4)	Qualified Plan Excess Plan	0 0	— —	— —
Principal Financial Officers for Part of 2007
J. Daniel Counce	Qualified Plan Excess Plan	17.9 17.9	455,000 56,000	— —
Annette Hunter (5)	Qualified Plan Excess Plan	5.3 5.3	53,000 —	— —

Notes:

(1)	The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2007. Under the Qualified Plan, 50 percent of the benefit was valued at 7.75 percent, the remainder was valued at 5.00 percent, discounted to current age at 7.75 percent with no pre-retirement decrements. A discount rate of 5.76 percent was used to calculate benefits under the Excess Plan. The 1994 Group Annuitant Mortality Table, projected 5 years, was used for both plans.
(2)	Mr. Goldstein is not a participant in the Qualified Plan or the Excess Plan.
(3)	In accordance with plan provisions, the years of credited service for Ms. Spencer include 16.16 years credited for prior service earned while employed by FHLBank San Francisco. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $711,000.
(4)	Mr. Ott did not participate in the Qualified Plan or the Excess Plan.
(5)	Ms. Hunter is not a participant in the Excess Plan.

Deferred Compensation

Each named executive officer and director of the Bank is eligible to participate in the Bank’s elective, non-qualified deferred compensation plan. The deferred compensation plan permits a participant to defer all or a portion of his or her compensation, including base salary and awards under the Short-term ICP, and to direct such compensation into a series of 16 mutual fund options designed to mirror the Bank’s 401(k) Plan. Directors also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan.

Named executive officers also are permitted to defer up to 40 percent of salary under the Bank’s qualified and non-qualified defined contribution plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his or her base salary. Employer matching contributions are subject to a three-year graded vesting schedule. The plan is self-directed and provides participants with 16 mutual fund investment options operated by the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the non-qualified defined contribution plan occur when a participant’s employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The amounts shown in the table below include compensation earned and deferred in prior years, and earnings on, or distributions of, such amounts.

2007 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)	Bank Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE($)

(a)	(b)	(c)	(d)	(e)	(f)
Current Executive Officers

Richard A. Dorfman	7,500	7,500	(21)	—	14,979

Steven J. Goldstein	—	—	—	—	—

Jill Spencer	19,500	11,700	18,527	—	256,605

W. Wesley McMullan	10,200	10,200	24,031	—	367,952

Marian M. Lucia	9,500	5,700	24,523	—	612,144

Principal Executive Officers for Part of 2007

Raymond R. Christman	—	—	7,706	467,859	—
William H. Ott, Jr.	—	—	—	—	—

Principal Financial Officers for Part of 2007
J. Daniel Counce	—	—	—	—	—

Annette Hunter (2)	—	—	—	—	—

Notes:

(1)	Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.
(2)	Ms. Hunter does not participate in the non-qualified defined contribution plan.

Potential Payments upon Termination or Change in Control

No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. Dorfman, none of the current executive officers has a severance agreement with the Bank. Ms. Lucia’s offer letter contained a severance arrangement, but payment was not triggered by her retirement.

For Mr. Dorfman, the board approved a severance arrangement such that upon the termination of Mr. Dorfman for any reason other than “cause,” or if Mr. Dorfman terminates employment for “good reason,” then the Bank shall pay a total of the base salary in effect at the date of termination plus an amount equal to the amount which would have been payable pursuant to Mr. Dorfman’s short-term incentive compensation award for the year in which the date of termination occurs, payable at the time such incentive compensation awards are paid to other executives.

Under the Dorfman Agreement, “cause” is defined to include Mr. Dorfman’s willful failure to perform his duties; his willful engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Board or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving fraud or other dishonest acts; certain other notices from or actions by the Finance Board; or his breach of fiduciary duty or breach of certain covenants in the Dorfman Agreement. In addition, the Dorfman Agreement defines “good reason” to include a material diminution in Mr. Dorfman’s base salary or in his authority, duties, or responsibilities, or the authority, duties, or responsibilities of the person to whom Mr. Dorfman reports; the Bank’s requiring Mr. Dorfman to be based at any office or location other than in Atlanta, Georgia; or a material breach of the Dorfman Agreement by the Bank.

The following table sets forth information about potential payments to Mr. Dorfman in the event his employment had terminated on December 31, 2007. He is not entitled to any 280G gross-up payments in the event of termination.

	Target Annual Bonus ($)	Severance($)	Medical, Dental and Life Insurance Benefits($)	Pension Benefit Enhancements ($)(1)	Other Perquisites ($)	Total($)
Richard A. Dorfman
Voluntary Resignation	0	0	0	0	0	0
Involuntary For Cause	0	0	0	0	0	0
Involuntary Without Cause	700,000	700,000	0	0	0	1,400,000
Voluntary For Good Reason	700,000	700,000	0	0	0	1,400,000
Death	0	0	700,000	0	0	700,000

(1)	At December 31, 2007, Mr. Dorfman was not yet eligible to participate in the Bank’s Qualified Plan or Excess Plan.

Employees, including named executive officers, are entitled to receive amounts earned during their terms of employment, regardless of the manner in which their employment terminated. These amounts include:

•

Amounts accrued and vested through the Bank’s qualified and non-qualified defined benefit plans. Up to three months of incremental service under the Bank’s pension plan may be granted if an employee is provided with severance pay.

•	Amounts accrued and vested through the Bank’s qualified and non-qualified defined contribution plans and amounts contributed and associated earnings under the Bank’s deferred compensation plan.

•	Accrued vacation and applicable retiree medical benefits and retiree life insurance.

In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate. The actual amounts to be paid can be determined only at the time of such individual’s separation from the Bank.

Director Compensation

In accordance with Finance Board regulations and the FHLBank Act, the Bank has adopted a policy governing the compensation and travel reimbursement provided to its directors. Under this policy, compensation is composed of fees paid for attendance at each meeting of the board of directors, meeting of a committee of the board of directors, or certain official Bank-related events. These fees are subject to the annual caps imposed by the FHLBank Act described below. Directors do not receive separate retainers.

Directors are reimbursed for reasonable Bank-related travel expenses. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest; these expenses are reported as a taxable fringe benefit to the director.

During 2007, Scott C. Harvard, the chairman of the board of directors, received fees of between $2,000 per day, when chairing a meeting of the board of directors, to $800 per day, when attending certain official functions on behalf of the Bank. These fees were subject to an annual cap of $29,944. Jerry J. Williams, the vice chairman of the board of directors, received fees of between $1,750 per day, for meetings of the board of directors, to $800 per day, when attending certain official functions on behalf of the Bank, subject to an annual cap of $23,955. Other members of the board of directors received fees of between $1,200 per day, for meetings of the board of directors, and $800 per day, for attendance at certain official functions on behalf of the Bank, subject to an annual cap of $17,967 in 2007.

The following table sets forth the cash and other compensation paid by the Bank to the members of the board of directors for all services in all capacities during 2007. Certain directors were not appointed by the Finance Board until mid-to-late 2007 and therefore their compensation amounts are lower than directors whose service began at the beginning of the year.

Name	Fees Earned or Paid in Cash ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	Total ($)
(a)	(b)(1)	(f)(2)	(h)
John M. Bond, Jr.	17,967	—	17,967
R. Bradford Burnette	17,967	385	18,352
W. Russell Carothers, II	17,967	—	17,967
Mary Joy Drass	10,400	—	10,400
Gary Garczynski	14,000	—	14,000
Bedford Kyle Goodwin, III	17,967	—	17,967
William C. Handorf	14,400	—	14,400
Scott C. Harvard	29,944	—	29,944
J. Thomas Johnson	17,967	—	17,967
LaSalle D. Leffall, III	10,600	—	10,600
K. Reid Pollard	17,967	—	17,967
Wilma Money Sherrill	17,967	—	17,967
James V. Stanton	17,967	—	17,967
Robert L. Strickland	16,000	—	16,000
Thomas H. Webber, III	17,967	—	17,967
Frederick Willetts, III	17,967	—	17,967
Jerry J. Williams	23,955	—	23,955

Notes:

(1)	Amounts in column (b) are fees for attendance at meetings.
(2)	Amounts in column (f) are above market earning credited under the Bank’s ROE interest crediting rate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Capital Stock Outstanding by Member Type

(In millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other (1)	Total
December 31, 2007	$3,501	$3,464	$528	$63	$56	$7,612
December 31, 2006	4,094	1,284	334	60	216	5,988
December 31, 2005	4,134	1,295	259	65	143	5,896
December 31, 2004	3,849	1,102	217	57	239	5,464
December 31, 2003	3,623	969	274	25	30	4,921

(1)	“Other” includes capital stock held by a member that has merged or otherwise been consolidated into a nonmember and the resulting institution is not a member of the Bank.

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of the date indicated.

Member Institutions Holding Five Percent or More of Outstanding Capital Stock

As of February 15, 2008

(Dollars in millions)

Name and Address	Capital Stock	Percent of Total Capital Stock
Countrywide Bank, FSB	$2,109.6	27.7
1199 N. Fairfax Street
Suite 500
Alexandria, VA 22314

SunTrust Bank	425.7	5.6
25 Park Place
Atlanta, GA 30302

Additionally, the members of the Bank elect a majority of the board of directors of the Bank, and these elected directors are officers or directors of member institutions that own the Bank’s capital stock. The following table lists these institutions.

Capital Stock Outstanding to Member Institutions whose

Officers or Directors Serve as a Director of the Bank

As of February 15, 2008

(Dollars in millions)

Member Name	Capital Stock	Percent of Total Capital Stock
Cooperative Bank, Wilmington, NC	$7.0	*
The Columbia Bank, Columbia, MD	6.1	*
Queensborough National Bank & Trust Company, Louisville, GA	4.0	*
First Community Bank, N.A., Lexington, SC	3.7	*
The Citizens Bank of Winfield, Winfield, AL	3.1	*
Shore Bank, Onley, VA	2.3	*
TransAtlantic Bank, Miami, FL	2.1	*
First Financial Bank, Bessemer, AL	1.8	*
IDB-IIC Federal Credit Union, Washington, D.C.	1.4	*

*	Less than 0.1 percent

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

In addition, the Bank has a written Code of Conduct applicable to all employees and a Code of Conduct and Ethics for Directors as well as other written policies and procedures that also may apply to or prohibit certain related person transactions.

Director Independence

For a discussion of director independence, refer to Item 10, “Directors, Executive Officers and Corporate Governance—Director Independence, Audit Committee and Audit Committee Financial Expert.”

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Bank by PricewaterhouseCoopers, LLP (“PwC”) the Bank’s independent registered public accounting firm, are set forth in the following table for each of the years ended December 31, 2007 and 2006.

	For the Years Ended December 31,
	2007	2006
Audit fees	$609,584	$1,056,574
Audit-related fees	62,000	368,125
All other fees	14,514	1,500

Total fees	$686,098	$1,426,199

Audit fees for the years ended December 31, 2007 and 2006 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.

Audit-related fees for the years ended December 31, 2007 and 2006 were for assurance and related services primarily related to Sarbanes-Oxley implementation and services related to the Bank’s 401k Savings Plan.

All other fees for the years ended December 31, 2007 and 2006 relate to non audit-related advisory service, PwC’s attendance at FHLBanks’ Accounting Conferences and the annual license for PwC’s accounting research software.

Each year, Bank management presents its annual budget to the Audit Committee with respect to the coming year’s audit, audit-related fees and any other non-audit related fees. The Audit Committee reviews and pre-approves the audit and permitted non-audit services, unless its approval is not required under applicable laws, rules, or regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2007 and 2006
Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
Statements of Capital Accounts for the Years Ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (1)

10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2005 revision) (1)

10.2	Non-Qualified Deferred Compensation Plan Summary Plan Description, including Form of Non-Qualified Deferred Compensation Agreement and Form of Compensation Deferral Election (1)

10.3	Form of Officer and Director Indemnification Agreement (1)

10.4	Federal Home Loan Bank of Atlanta 2008 Directors’ Compensation Policy

10.5	Agreement and Release of All Claims, dated February 20, 2007, between the Bank and Raymond R. Christman (5)

10.6	Amended and Restated Consulting Agreement, dated April 26, 2007, between the Federal Home Loan Bank of Atlanta and PEAC Ventures, Inc. (6)

10.7	Employment Agreement, dated June 13, 2007, between the Bank and Richard A. Dorfman (7)

10.8	Amended and Restated Services Agreement, dated August 9, 2007, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein (7)

10.9	Federal Home Loan Bank of Atlanta Short-Term Incentive Compensation Plans (4)

10.10	Federal Home Loan Bank of Atlanta Executive Long-Term Incentive Plan (1)

10.11	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (3)

12.1	Statement regarding computation of ratios of earnings to fixed charges

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

99.1	Audit Committee Report +

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on January 29, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(3)	Filed on June 27, 2006 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(4)	Filed on March 30, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(5)	Filed on May 17, 2007 with the Securities and Exchange Commission in the Bank’s Form 8-K/A and incorporated herein by reference
(6)	Filed on May 10, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-Q and incorporated herein by reference.
(7)	Filed on August 13, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-Q and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: March 27, 2008	By	/s/ RICHARD A. DORFMAN
	Name:	Richard A. Dorfman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2008	By	/s/ RICHARD A. DORFMAN
	Name:	Richard A. Dorfman
	Title:	President and Chief Executive Officer

Date: March 27, 2008	By	/s/ STEVEN J. GOLDSTEIN
	Name:	Steven J. Goldstein
	Title:	Executive Vice President and Chief Financial Officer

Date: March 27, 2008	By	/s/ J. DANIEL COUNCE
	Name:	J. Daniel Counce
	Title:	First Vice President and Controller

Date: March 27, 2008	By	/s/ SCOTT C. HARVARD
	Name:	Scott C. Harvard
	Title:	Chairman of the Board of Directors

Date: March 27, 2008	By	/s/ J. THOMAS JOHNSON
	Name:	J. Thomas Johnson
	Title:	Vice Chairman of the Board of Directors

Date: March 27, 2008	By	/s/ JOHN M. BOND, JR.
	Name:	John M. Bond, Jr.
	Title:	Director

Date: March 27, 2008	By	/s/ W. RUSSELL CAROTHERS, II
	Name:	W. Russell Carothers, II
	Title:	Director

Date: March 27, 2008	By	/s/ MARY JOY DRASS
	Name:	Mary Joy Drass
	Title:	Director

Date: March 27, 2008	By	/s/ WILLIAM F. EASTERLIN, III
	Name:	William F. Easterlin, III
	Title:	Director

Date: March 27, 2008	By	/s/ F. GARY GARCZYNSKI
	Name:	F. Gary Garczynski
	Title:	Director

S-1

Date: March 27, 2008	By	/s/ BEDFORD KYLE GOODWIN III
	Name:	Bedford Kyle Goodwin III
	Title:	Director

Date: March 27, 2008	By	/s/ WILLIAM C. HANDORF
	Name:	William C. Handorf
	Title:	Director

Date: March 27, 2008	By	/s/ LINWOOD PARKER HARRELL
	Name:	Linwood Parker Harrell
	Title:	Director

Date: March 27, 2008	By	/s/ JONATHAN KISLAK
	Name:	Jonathan Kislak
	Title:	Director

Date: March 27, 2008	By	/s/ LASALLE D. LEFFALL, III
	Name:	LaSalle D. Leffall, III
	Title:	Director

Date: March 27, 2008	By	/s/ MIRIAM LOPEZ
	Name:	Miriam Lopez
	Title:	Director

Date: March 27, 2008	By	/s/ HENRY GARY PANNELL
	Name:	Henry Gary Pannell
	Title:	Director

Date: March 27, 2008	By	/s/ ROBERT STRICKLAND
	Name:	Robert Strickland
	Title:	Director

Date: March 27, 2008	By	/s/ THOMAS H. WEBBER, III
	Name:	Thomas H. Webber, III
	Title:	Director

Date: March 27, 2008	By	/s/ FREDERICK WILLETTS, III
	Name:	Frederick Willetts, III
	Title:	Director

S-2