Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Atlanta
filed 2008-05-12
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2008, was 81,207,317.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$19,080	$18,927
Interest-bearing deposits (includes deposits with other FHLBanks of $3,273 and $3,405 as of March 31, 2008 and December 31, 2007, respectively)	478,273	803,403
Federal funds sold	8,868,000	14,835,000
Trading securities (includes other FHLBanks’ bonds of $290,807 and $284,542 as of March 31, 2008 and December 31, 2007, respectively)	5,247,451	4,627,545
Held-to-maturity securities, net (fair value of $23,538,411 and $20,777,339 as of March 31, 2008 and December 31, 2007, respectively)	24,272,648	21,260,517
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,001 and $846 as of March 31, 2008 and December 31, 2007, respectively	3,515,402	3,526,582
Advances, net	152,104,807	142,867,373
Accrued interest receivable	722,897	824,815
Premises and equipment, net	29,873	30,652
Derivative assets	66,705	43,039
Other assets	100,796	99,911

TOTAL ASSETS	$195,425,932	$188,937,764

LIABILITIES
Deposits:
Interest-bearing	$8,014,756	$7,115,183
Noninterest-bearing	14,522	19,844

Total deposits	8,029,278	7,135,027

Consolidated obligations, net:
Discount notes	30,703,505	28,347,939
Bonds	143,791,182	142,237,042

Total consolidated obligations, net	174,494,687	170,584,981

Mandatorily redeemable capital stock	36,881	55,538
Accrued interest payable	1,286,982	1,460,114
Affordable Housing Program	160,551	156,184
Payable to REFCORP	29,021	30,681
Derivative liabilities	1,862,924	1,305,131
Other liabilities	1,095,976	187,872

Total liabilities	186,996,300	180,915,528

Commitments and contingencies (Note 10)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 14,013 and 12,900 as of March 31, 2008 and December 31, 2007, respectively	1,401,256	1,289,973
Subclass B2 issued and outstanding shares: 65,599 and 62,660 as of March 31, 2008 and December 31, 2007, respectively	6,559,941	6,266,043

Total capital stock Class B putable	7,961,197	7,556,016
Retained earnings	470,981	468,779
Accumulated other comprehensive loss	(2,546)	(2,559)

Total capital	8,429,632	8,022,236

TOTAL LIABILITIES AND CAPITAL	$195,425,932	$188,937,764

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007

INTEREST INCOME
Advances	$1,476,035	$1,368,674
Prepayment fees on advances, net	952	493
Interest-bearing deposits	22,067	9,418
Federal funds sold	78,372	127,829
Trading securities	67,733	66,344
Held-to-maturity securities	268,532	231,413
Mortgage loans held for portfolio	46,827	40,264
Loans to other FHLBanks	29	3

Total interest income	1,960,547	1,844,438

INTEREST EXPENSE
Consolidated obligations:
Discount notes	270,931	76,049
Bonds	1,433,406	1,541,693
Deposits	47,807	59,021
Borrowings from other FHLBanks	12	—
Securities sold under agreements to repurchase	—	6,124
Mandatorily redeemable capital stock	585	3,183
Other borrowings	90	23

Total interest expense	1,752,831	1,686,093

NET INTEREST INCOME	207,716	158,345
Provision (reversal) for credit losses on mortgage loans held for portfolio	155	(128)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	207,561	158,473

OTHER INCOME (LOSS)
Service fees	672	674
Net gains on trading securities	106,588	4,918
Net losses on derivatives and hedging activities	(129,042)	(9,322)
Other	(138)	101

Total other loss	(21,920)	(3,629)

OTHER EXPENSE
Operating	23,598	21,067
Finance Board	1,705	1,252
Office of Finance	1,158	1,013
Other	354	768

Total other expense	26,815	24,100

INCOME BEFORE ASSESSMENTS	158,826	130,744

Affordable Housing Program	13,025	10,998
REFCORP	29,160	23,949

Total assessments	42,185	34,947

NET INCOME	$116,641	$95,797

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value

BALANCE, DECEMBER 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637

Issuance of capital stock	9,834	983,423	—	—	983,423

Repurchase/redemption of capital stock	(10,395)	(1,039,593)	—	—	(1,039,593)

Net shares reclassified to mandatorily redeemable capital stock	(344)	(34,370)	—	—	(34,370)

Comprehensive income:

Net income	—	—	95,797	—	95,797

Other comprehensive loss:

Benefit plans:

Amortization of net loss	—	—	—	260	260

Amortization of net prior service credit	—	—	—	(181)	(181)

Amortization of net transition obligation	—	—	—	10	10

Total comprehensive income	—	—	—	—	95,886

Cash dividends on capital stock	—	—	(83,929)	—	(83,929)

BALANCE, MARCH 31, 2007	56,813	$5,681,258	$418,244	$(4,448)	$6,095,054

BALANCE, DECEMBER 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

Issuance of capital stock	14,587	1,458,689	—	—	1,458,689

Repurchase/redemption of capital stock	(10,455)	(1,045,461)	—	—	(1,045,461)

Net shares reclassified to mandatorily redeemable capital stock	(80)	(8,047)	—	—	(8,047)

Comprehensive income:

Net income	—	—	116,641	—	116,641

Other comprehensive loss:

Benefit plans:

Amortization of net loss	—	—	—	175	175

Amortization of net prior service credit	—	—	—	(175)	(175)

Amortization of net transition obligation	—	—	—	13	13

Total comprehensive income	—	—	—	—	116,654

Cash dividends on capital stock	—	—	(114,439)	—	(114,439)

BALANCE, MARCH 31, 2008	79,612	$7,961,197	$470,981	$(2,546)	$8,429,632

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$116,641	$95,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	105,950	5,572
Net premiums and discounts on investments	(2,956)	(771)
Net premiums and discounts on mortgage loans	1,030	(196)
Concessions on consolidated obligations	15,188	7,709
Net deferred loss on derivatives	77	70
Premises and equipment	707	597
Capitalized software	1,242	1,107
Other	(3,558)	(2,754)
Provision (reversal) for credit losses on mortgage loans held for the portfolio	155	(128)
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	101,772	(56,205)
Fair value adjustment on trading securities	(106,588)	(4,918)
Net change in:
Accrued interest receivable (excluding derivative accrued interest)	99,414	68,506
Other assets	(5,157)	1,337
Affordable Housing Program (AHP) liability	3,841	3,937
Accrued interest payable (excluding derivative accrued interest)	(173,064)	(236,920)
Payable to REFCORP	(1,660)	165
Other liabilities	(3,559)	(1,853)

Total adjustments	32,834	(214,745)

Net cash provided by (used in) operating activities	149,475	(118,948)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,399,194)	(273,544)
Federal funds sold	5,967,000	(644,000)
Deposits to other FHLBanks for mortgage loan programs	132	1,306
Trading Securities:
Proceeds from maturities	250,000	—
Purchases	(761,888)	—
Held-to-maturity securities:
Proceeds	739,568	704,647
Purchases	(2,839,012)	(447,083)
Advances:
Proceeds from principal collected	51,833,079	39,928,319
Made	(57,977,477)	(39,584,491)
Mortgage loans held for portfolio:
Proceeds from principal collected	117,146	87,172
Purchases	(106,452)	(244,796)
Capital expenditures:
Purchase of premises and equipment	(11)	(427)
Purchase of software	(310)	(710)

Net cash used in investing activities	(4,177,419)	(473,607)

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2008	2007
FINANCING ACTIVITIES
Net change in deposits	929,931	1,545,379
Proceeds from derivatives containing a financial element	15,587	—
Payments on derivatives containing a financial element	(3,699)	—
Proceeds from issuance of consolidated obligations:
Discount notes	87,750,483	199,667,034
Bonds	39,337,594	29,063,282
Payments for debt issuance costs	(11,774)	(3,423)
Payments for maturing and retiring consolidated obligations:
Discount notes	(85,407,896)	(197,872,584)
Bonds	(38,854,725)	(31,669,650)
Proceeds from issuance of capital stock	1,458,689	983,423
Payments for repurchase/redemption of capital stock	(1,045,461)	(1,039,593)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(26,704)	(2,719)
Cash dividends paid	(113,928)	(87,208)

Net cash provided by financing activities	4,028,097	583,941

Net increase (decrease) in cash and cash equivalents	153	(8,614)

Cash and cash equivalents at beginning of the period	18,927	28,671

Cash and cash equivalents at end of the period	$19,080	$20,057

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$1,641,747	$1,833,549

AHP assessments paid, net	$8,658	$6,931

REFCORP assessments paid	$30,820	$23,784

Noncash investing and financing activities:
Dividends declared but not paid	$114,439	$83,929

Net shares reclassified to mandatorily redeemable capital stock	$8,047	$34,370

Securities acquired with accrued liabilities	$911,162	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (the “Bank”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2008, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in the Bank’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008 (“Form 10-K”).

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2007 audited financial statements. There have been no material changes to these policies as of March 31, 2008.

Certain reclassifications have been made in the prior-year financial statements to conform to current presentation.

Cash Flows from Trading Securities. Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”), and SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), to specify that cash flows from trading securities (which include securities for which an entity has elected the fair value option) should be classified in the Statements of Cash Flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities.

The Bank classified purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the Statements of Cash Flows as operating activities. While the Bank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value, the Bank does not participate in speculative trading practices and may hold certain trading investments indefinitely as the Bank periodically evaluates its liquidity needs.

Note 2– Recently Adopted and Issued Accounting Standards

SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the Bank’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 9 to the financial statements.

SFAS 159, issued in February 2007, creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Bank adopted SFAS 159 effective January 1, 2008. As of March 31, 2008, the Bank elected not to measure any financial assets or liabilities using the fair value option under SFAS 159; therefore the adoption of SFAS 159 had no effect on the Bank’s financial condition or results of operations.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As of March 31, 2008 and December 31, 2007, the fair value of derivative assets reported were reduced by $35.8 million and $9 thousand, respectively, for amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties. As of March 31, 2008 and December 31, 2007, the fair value of derivative liabilities reported were reduced by $2.5 billion and $808.4 million, respectively, for amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Statement 133 Implementation Issue No. 23 (“Issue E23”), Issues Involving Application of the Shortcut Method under Paragraph 68, issued in January 2008 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), explicitly to permit the use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), issued in March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Bank does not believe that the adoption of SFAS 161 will have a material effect on its financial condition or results of operations.

Note 3—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of March 31, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$125,628	$4,138	$22	$129,744	$117,988	$4,933	$65	$122,856
Mortgage-backed securities:
U.S. agency obligations- guaranteed	44,542	1,148	22	45,668	47,460	779	—	48,239
Government-sponsored enterprises	6,106,351	42,281	19,302	6,129,330	2,968,441	8,591	37,260	2,939,772
Private label	17,996,127	4,279	766,737	17,233,669	18,126,628	2,068	462,224	17,666,472

Total	$24,272,648	$51,846	$786,083	$23,538,411	$21,260,517	$16,371	$499,549	$20,777,339

As of March 31, 2008, the Bank had 304 held-to-maturity investment securities in an unrealized loss position. The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Management believes it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time it will recover the unrealized losses.

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$13,328	$22	$—	$—	$13,328	$22
Mortgage-backed securities:
U.S. agency obligations, guaranteed	1,862	22	—	—	1,862	22
Government-sponsored enterprises	573,325	3,478	1,113,068	15,824	1,686,393	19,302
Private label	8,619,531	344,630	8,205,798	422,107	16,825,329	766,737

Total	$9,208,046	$348,152	$9,318,866	$437,931	$18,526,912	$786,083

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$—	$—	$5,125	$65	$5,125	$65
Mortgage-backed securities:
Government-sponsored enterprises	250,137	707	1,609,791	36,553	1,859,928	37,260
Private label	6,762,719	126,604	10,392,842	335,620	17,155,561	462,224

Total	$7,012,856	$127,311	$12,007,758	$372,238	$19,020,614	$499,549

Note 4—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of March 31, 2008	As of December 31, 2007
Year of contractual maturity:

Overdrawn demand deposit accounts	$7,395	$18,219

Due in one year or less	28,826,804	34,062,503
Due after one year through two years	25,986,071	19,356,806
Due after two years through three years	28,652,692	22,684,160
Due after three years through four years	15,871,402	18,326,931
Due after four years through five years	15,732,670	16,430,434
Due after five years	31,303,684	29,350,652

Total par value	146,380,718	140,229,705
Discount on AHP advances	(13,145)	(13,461)
Discount on EDGE* advances	(13,881)	(14,091)
SFAS 133 hedging adjustments	5,753,467	2,667,120
Deferred commitment fees	(2,352)	(1,900)

Total	$152,104,807	$142,867,373

*	The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of March 31, 2008
Year of contractual maturity or next convert date:

Overdrawn demand deposit accounts	$7,395

Due or convertible in one year or less	49,886,844
Due or convertible after one year through two years	29,192,451
Due or convertible after two years through three years	28,434,692
Due or convertible after three years through four years	14,121,252
Due or convertible after four years through five years	12,167,665
Due or convertible after five years	12,570,419

Total par value	$146,380,718

The Bank has never experienced a credit loss on advances. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial conditions, and prior repayment history, management believes no allowance for credit losses on advances is deemed necessary. No advance was past due as of March 31, 2008 or December 31, 2007.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of March 31, 2008	As of December 31, 2007
Par value of advances:
Fixed-rate	$123,751,182	$115,846,392
Variable-rate	22,629,536	24,383,313

Total	$146,380,718	$140,229,705

Note 5—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 12 Federal Home Loan Banks (“FHLBanks”) and are backed only by the financial resources of the FHLBanks. The Federal Home Loan Banks Office of Finance (“Office of Finance”) tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of March 31, 2008	As of December 31, 2007
Par value of consolidated bonds:
Fixed-rate	$110,640,690	$112,134,915
Step	4,670,000	8,951,550
Simple variable-rate	25,286,900	18,311,900
Variable-rate capped floater	503,000	908,000
Fixed-rate that converts to variable-rate	110,000	259,950
Zero-coupon	484,060	659,060
Variable-rate that converts to fixed-rate	670,000	670,000
Inverse floating-rate	24,500	24,500

Total	$142,389,150	$141,919,875

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of March 31, 2008		As of December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of contractual maturity:
Due in one year or less	$69,847,080	3.58%	$62,826,705	4.56%
Due after one year through two years	26,646,075	3.97%	29,721,925	4.64%
Due after two years through three years	11,888,395	4.42%	14,448,245	4.63%
Due after three years through four years	4,679,250	4.77%	4,665,400	4.93%
Due after four years through five years	10,738,000	4.46%	7,851,500	5.06%
Due after five years	18,590,350	5.05%	22,406,100	5.08%

Total par value	142,389,150	4.03%	141,919,875	4.70%
Premiums	27,207		19,479
Discounts	(280,769)		(375,211)
SFAS 133 hedging adjustments	1,656,583		673,965
Deferred net losses on terminated hedges	(989)		(1,066)

Total	$143,791,182		$142,237,042

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of March 31, 2008	As of December 31, 2007
Par value of consolidated bonds:
Noncallable	$87,269,000	$71,188,475
Callable	55,120,150	70,731,400

Total	$142,389,150	$141,919,875

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of March 31, 2008
Year of contractual maturity or next call date:
Due or callable in one year or less	$98,235,930
Due or callable after one year through two years	20,824,075
Due or callable after two years through three years	8,571,395
Due or callable after three years through four years	1,700,750
Due or callable after four years through five years	3,158,000
Due or callable after five years	9,899,000

Total par value	$142,389,150

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
As of March 31, 2008	$30,703,505	$30,786,389	2.62%

As of December 31, 2007	$28,347,939	$28,514,466	4.23%

Note 6—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the regulatory capital rules and requirements of the Federal Housing Finance Board (the “Finance Board”) as shown in the following table (dollar amounts in thousands):

	As of March 31, 2008		As of December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,243,399	$8,469,059	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.33%	4.00%	4.28%
Total regulatory capital*	$7,817,037	$8,469,059	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.50%	5.00%	6.42%
Leverage capital	$9,771,297	$12,703,589	$9,446,888	$12,120,499

* Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $36.9 million and $55.5 million in mandatorily redeemable capital stock at March 31, 2008 and December 31, 2007, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the number of members that attained nonmember status and the number of nonmembers for which the Bank has completed the repurchase/redemption of mandatorily redeemable capital stock:

	Three Months Ended March 31,
	2008	2007
Beginning of period	11	9
Attainment of nonmember status	1	2
Repurchase/redemption during the period	(1)	(1)

End of period	11	10

The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Balance, beginning of period	$55,538	$215,705
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	8,615	34,370
Capital stock no longer subject to redemption due to a nonmember becoming a member	(568)	—
Repurchase/redemption of mandatorily redeemable capital stock during the period	(26,704)	(2,719)

Balance, end of period	$36,881	$247,356

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the end of the five-year redemption period, or, with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date:

	As of March 31, 2008	As of December 31, 2007
Contractual year of redemption:

Due in one year or less	$5,018	$28,758
Due after one year through two years	1,530	786
Due after two years through three years	2,318	625
Due after three years through four years	2,289	3,600
Due after four years through five years	5,760	4,727
Due after five years	19,966	17,042

Total	$36,881	$55,538

Note 7—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2008	2007	2008	2007
Net periodic benefit cost
Service cost	$125	$200	$75	$147
Interest cost	138	150	100	133
Amortization of net transition obligation	—	—	13	10
Amortization of prior service credit	(25)	(31)	(150)	(150)
Amortization of net loss	100	150	75	110

Net periodic benefit cost	$338	$469	$113	$250

Note 8—Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 14 to the 2007 audited financial statements included in the Bank’s Form 10-K.

Net losses on derivatives and hedging activities were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Gains related to fair-value hedge ineffectiveness	$4,819	$9,262
Losses on SFAS 133 non-qualifying hedges and other	(133,861)	(18,584)

Net losses on derivatives and hedging activities	$(129,042)	$(9,322)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value hedges and stand alone derivatives that are SFAS 133 non-qualifying hedges (in thousands):

	As of March 31, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value hedges	$207,060,847	$(4,194,224)	$207,143,643	$(2,031,901)
SFAS 133 non-qualifying hedges	19,454,972	(431,531)	12,338,065	(263,429)
Interest-rate swaptions:
SFAS 133 non-qualifying hedges	2,000,000	1,507	115,000	10,823
Interest-rate caps/floors:
SFAS 133 non-qualifying hedges	3,260,000	58,714	3,260,000	25,980
Interest-rate futures/forwards:
SFAS 133 non-qualifying hedges	1,500	147	1,500	109
Mortgage delivery commitments:
SFAS 133 non-qualifying hedges	25,762	37	9,309	41

Total	$231,803,081	$(4,565,350)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(4,565,350)		$(2,258,377)
Accrued interest		269,830		187,934
Cash collateral held by counterparty - assets		2,535,056		808,360
Cash collateral held from counterparty - liabilities		(35,755)		(9)

Net derivative balances		$(1,796,219)		$(1,262,092)

Net derivative assets balance		$66,705		$43,039
Net derivative liabilities balance		(1,862,924)		(1,305,131)

Net derivative balances		$(1,796,219)		$(1,262,092)

The fair values of bifurcated embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of March 31, 2008	As of December 31, 2007
Host contract:
Advances	$20,662	$8,459
Callable bonds	13	408

Total	$20,675	$8,867

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

As of March 31, 2008 and December 31, 2007, the Bank’s maximum credit risk, as defined above, was approximately $102.5 million and $43.0 million, respectively. These totals include $21.7 million and $11.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for derivatives were $37.2 million and $0 as of March 31, 2008 and December 31, 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Note 9—Estimated Fair Values

As discussed in Note 2 to the financial statements, the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.

The Bank records trading securities and derivative assets and liabilities at fair value. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the Statements of Condition. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. As of March 31, 2008, the Bank had not elected to measure any financial assets or liabilities using the fair value option under SFAS 159, therefore the adoption of SFAS 159 had no effect on the Bank’s financial condition or results of operations.

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2008, the Bank did not carry any financial assets and liabilities at fair value hierarchy level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2008, the types of financial assets and liabilities carried at fair value hierarchy level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2008, the Bank did not carry any financial assets or liabilities at fair value hierarchy level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents for each SFAS 157 hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of March 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities	$—	$5,247,451	$—	$—	$5,247,451
Derivative assets	—	102,460	—	(35,755)	66,705

Total assets at fair value	$—	$5,349,911	$—	$(35,755)	$5,314,156

Liabilities
Derivative liabilities	$—	$(4,397,980)	$—	$2,535,056	$(1,862,924)

Total liabilities at fair value	$—	$(4,397,980)	$—	$2,535,056	$(1,862,924)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to net settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis.

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.

Cash and due from banks and interest-bearing deposits. The estimated fair value approximates the recorded book balance.

Trading securities. The estimated fair value of trading securities is determined by calculating the present value of the expected future cash flows based on market observable inputs obtained from an outside source that are input into the Bank’s valuation model.

Held-to-maturity securities. The estimated fair value of held-to-maturity securities is determined based on independent market-based prices received from a third party pricing service, excluding accrued interest. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. When prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows discounted with a market observable rate, predominately the London Interbank Offered Rate (“LIBOR”), and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally evaluates the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Further, the Bank performs an internal independent price verification function that tests valuations received from third parties.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of March 31, 2008 and December 31, 2007. In accordance with the Finance Board’s advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.

Derivative assets and liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate, predominately LIBOR. The fair values are based on a AA credit rating which is maintained through the use of collateral agreements.

Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are based on LIBOR.

Borrowings. The Bank determines the estimated fair value of borrowings by calculating the present value of expected future cash flows from the borrowings and reducing this amount for accrued interest payable. The discount rates used in these calculations are based on market observable rates, predominantly LIBOR.

Consolidated obligations. The Bank calculates the fair value of consolidated obligation bonds and discount notes by using the present value of future cash flows using a cost of funds as the discount rate. The cost of funds discount curves are based primarily on the market observable LIBOR rate and to some extent on the Office of Finance cost of funds curve that also is market observable.

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

Commitments to extend credit for mortgage loans. Mortgage loan purchase commitments are recorded as derivatives at their fair values.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2008 and December 31, 2007. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and estimated fair values of the Bank’s financial instruments as of March 31, 2008 were as follows (in thousands):

2008 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$19,080	$–	$19,080
Interest-bearing deposits	478,273	–	478,273
Federal funds sold	8,868,000	526	8,868,526
Trading securities	5,247,451	–	5,247,451
Held-to-maturity securities	24,272,648	(734,237)	23,538,411
Mortgage loans held for portfolio, net	3,515,402	42,388	3,557,790
Advances, net	152,104,807	217,155	152,321,962
Accrued interest receivable	722,897	–	722,897
Derivative assets	66,705	–	66,705

Liabilities:
Deposits	(8,029,278)	(32)	(8,029,310)
Consolidated obligations, net:
Discount notes	(30,703,505)	35,716	(30,667,789)
Bonds	(143,791,182)	(577,484)	(144,368,666)
Mandatorily redeemable capital stock	(36,881)	(41)	(36,922)
Accrued interest payable	(1,286,982)	–	(1,286,982)
Derivative liabilities	(1,862,924)	–	(1,862,924)

The carrying values and estimated fair values of the Bank’s financial instruments as of December 31, 2007 were as follows (in thousands):

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$18,927	$—	$18,927
Interest-bearing deposits	803,403	—	803,403
Federal funds sold	14,835,000	955	14,835,955
Trading securities	4,627,545	—	4,627,545
Held-to-maturity securities	21,260,517	(483,178)	20,777,339
Mortgage loans held for portfolio, net	3,526,582	(11,961)	3,514,621
Advances, net	142,867,373	14,669	142,882,042
Accrued interest receivable	824,815	—	824,815
Derivative assets	43,039	—	43,039

Liabilities:
Deposits	(7,135,027)	80	(7,134,947)
Consolidated obligations, net:
Discount notes	(28,347,939)	14,989	(28,332,950)
Bonds	(142,237,042)	(194,267)	(142,431,309)
Mandatorily redeemable capital stock	(55,538)	(29)	(55,567)
Accrued interest payable	(1,460,114)	—	(1,460,114)
Derivative liabilities	(1,305,131)	—	(1,305,131)

Note 10—Commitments and Contingencies

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $1.0 trillion as of March 31, 2008 and December 31, 2007, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2008	As of December 31, 2007
Outstanding notional (in thousands)	$ 7,649,300	$ 6,443,273
Original terms	Less than three months to 15 years	Less than three months to 15 years
Final expiration year	2022	2022

Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to standby letters of credit entered into after 2002 are recorded in other liabilities and amounted to $27.5 million and $23.1 million as of March 31, 2008 and December 31, 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $25.8 million and $9.3 million as of March 31, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2008 and December 31, 2007, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $1.3 billion and $592.1 million, respectively, which can be sold or repledged.

The Bank committed to issue $4.8 billion (par value) of consolidated obligation bonds and $8.0 million (par value) of consolidated obligation discount notes that had traded but not settled at March 31, 2008. There were no related interest rate swaps associated with the issuance of these consolidated obligations.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Countrywide Bank, FSB (“Countrywide”), which held 26.2 percent of the Bank’s total regulatory capital stock as of March 31, 2008, was considered a related party. Total advances outstanding to Countrywide were $46.0 billion and $47.7 billion as of March 31, 2008 and December 31, 2007, respectively. Total deposits held in the name of Countrywide were $1.3 billion and $2.5 billion as of March 31, 2008 and December 31, 2007, respectively. No mortgage loans were acquired from Countrywide during the three months ended March 31, 2008 and 2007, respectively. Total mortgage-backed securities acquired from Countrywide were $0 and $323.9 million for the three months ended March 31, 2008 and 2007, respectively.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three months ended March 31, 2008 and 2007. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2007.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases one-to-four family residential mortgage loans from members, makes grants and subsidized advances under AHP, and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (“COs”) issued by the Office of Finance on behalf of the Federal Home Loan Banks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of consolidated obligations issued on its behalf and is jointly and severally liable for the consolidated obligations issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank delivers low-cost credit to help its members meet the credit needs of their communities while historically paying members a competitive dividend.

Financial Condition

As of March 31, 2008, total assets were $195.4 billion, an increase of $6.5 billion, or 3.43 percent, from December 31, 2007, primarily as a result of an increase in advances and held-to-maturity securities, partially offset by a decrease in federal funds sold. Advances, the largest asset on the Bank’s balance sheet, increased $9.2 billion, or 6.47 percent, during the first quarter of 2008. During this same period, held-to-maturity securities increased $3.0 billion, or 14.2 percent, due primarily to the purchase of $3.7 billion in mortgage-backed securities (“MBS”) less $739.6 million in proceeds received for pay-downs on the Bank’s MBS portfolio. These increases during the period were offset partially by a $3.8 billion decrease in overnight federal funds sold and a $2.2 billion decrease in term federal funds sold.

As of March 31, 2008, total liabilities were $187.0 billion, an increase of $6.1 billion, or 3.36 percent, from December 31, 2007, primarily as a result of increases in consolidated obligations, other liabilities and interest-bearing deposits. Consolidated obligations, the largest liability on the Bank’s balance sheet, increased by $3.9 billion, or 2.29 percent, during the first quarter of 2008. During this same period, other liabilities increased $908.1 million, or 483.4 percent, and interest-bearing deposits increased by $899.6 million, or 12.6 percent. The increase in other liabilities was due primarily to the purchase of $911.2 million in MBS prior to quarter-end that had not settled as of March 31, 2008.

As of March 31, 2008, total capital was $8.4 billion, an increase of $407.4 million, or 5.08 percent, from December 31, 2007, primarily as a result of an increase in the Bank’s activity-based stock. The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums.

Results of Operations

The Bank attempts to provide a return on investment which, when combined with providing members access to low-cost funding, will be competitive with comparable investments. The Bank assesses the effectiveness of its dividend goal by comparing the dividend rate on its capital stock to three-month average LIBOR. This benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annualized return on equity (“ROE”) was 5.72 percent for the first quarter of 2008, compared to 6.25 percent for the first quarter of 2007. However, the ROE spread to three-month average LIBOR improved between the periods, equaling 2.43 percent for the quarter ended March 31, 2008 as compared to 0.89 percent for the quarter ended March 31, 2007. The increase in this spread was due primarily to reduced funding costs for consolidated obligation debt relative to LIBOR due to increased demand for FHLBank debt.

The Bank’s annualized return on average assets was 0.25 percent for the first quarter of 2008, compared to 0.27 percent for the same period in 2007. The Bank’s interest rate spread decreased by two basis points for the first quarter of 2008 compared to the first quarter of 2007. This decrease was primarily due to interest rate changes and the impact of those changes on the effects of SFAS 133.

The Bank’s earnings can be affected by the shape of the yield curve. Although interest rates declined from March 31, 2007 to March 31, 2008, the slope of the yield curve remained relatively constant, resulting in little interest-rate induced changes in profitability.

The Bank’s net income for the first quarter of 2008 totaled $116.6 million, an increase of 21.8 percent from $95.8 million for the first quarter of 2007. The increase in net income was due to an increase in net interest income, resulting from higher average advances and MBS balances during the period. The increase in net interest income was offset partially by a decrease in other income, which resulted from the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities, and the two basis point decrease in interest rate spread.

Business Outlook

Advance demand continued to rise during the first quarter of 2008 due to the state of the credit markets, although not nearly at the same rate as during the second half of 2007. If credit market disruptions continue to settle, the Bank does not expect that new advance activity will continue to increase at the 2007 rate. On April 2, 2008, the Bank announced that in light of the condition of the mortgage and credit markets, effective May 1, 2008, the Bank would increase the discount it applies to residential first mortgage collateral, resulting in a lendable collateral value (“LCV”) of 75 percent of unpaid principal balance, as compared to the existing discount that had resulted in an LCV of 80 percent of unpaid principal balance. The Bank does not expect this change to have a material effect on advance demand.

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

The FHLBank System continues to experience favorable CO debt funding costs in light of the current credit market situation. The Bank cannot predict how long these favorable funding costs will continue. Further, while the liquidity in the MBS market improved during the first quarter of 2008, the continued inability of the Bank to be fully leveraged in MBS may continue to have a negative effect on the Bank’s profitability.

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

On January 11, 2008, Bank of America Corporation (“Bank of America”) and Countrywide Financial Corporation (“CFC”), the parent of the Bank’s largest borrower, Countrywide Bank, FSB, announced they had signed an agreement and plan of merger dated January 11, 2008. The announcement stated that the merger agreement has been approved by the board of directors of Bank of America and CFC and is subject to customary closing conditions, including regulatory and CFC stockholder approvals. Bank of America recently became a member of the Bank; however, the effect of this acquisition on the Bank’s financial condition or results of operation cannot be determined at this time.

For the remainder of 2008, the Bank expects to continue to focus on delivering member value by striving to meet members’ expectations and credit needs while balancing this effort with sound risk management policies.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of March 31, 2008		As of December 31, 2007		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$152,104,807	77.83	$142,867,373	75.62	$9,237,434	6.47
Long-term investments	29,520,099	15.11	25,888,062	13.70	3,632,037	14.03
Federal funds sold	8,868,000	4.54	14,835,000	7.85	(5,967,000)	(40.22)
Mortgage loans, net	3,515,402	1.80	3,526,582	1.87	(11,180)	(0.32)
Interest-bearing deposits	478,273	0.24	803,403	0.42	(325,130)	(40.47)
Other assets	939,351	0.48	1,017,344	0.54	(77,993)	(7.67)

Total assets	$195,425,932	100.00	$188,937,764	100.00	$6,488,168	3.43

Consolidated obligations, net:
Bonds	$143,791,182	76.90	$142,237,042	78.62	$1,554,140	1.09
Discount notes	30,703,505	16.42	28,347,939	15.67	2,355,566	8.31
Deposits	8,029,278	4.29	7,135,027	3.94	894,251	12.53
Other total liabilities	4,472,335	2.39	3,195,520	1.77	1,276,815	39.96

Total liabilities	$186,996,300	100.00	$180,915,528	100.00	$6,080,772	3.36

Capital stock	$7,961,197	94.44	$7,556,016	94.19	$405,181	5.36
Retained earnings	470,981	5.59	468,779	5.84	2,202	0.47
Accumulated other comprehensive loss	(2,546)	(0.03)	(2,559)	(0.03)	13	0.51

Total capital	$8,429,632	100.00	$8,022,236	100.00	$407,396	5.08

Advances

Advances were $152.1 billion at March 31, 2008, an increase of $9.2 billion, or 6.47 percent, from December 31, 2007. Advances at March 31, 2008 included net unrealized gains of $5.8 billion resulting from fair value hedge basis adjustments in accordance with SFAS 133 hedge accounting requirements, compared to net unrealized gains of $2.7 billion at December 31, 2007 for these adjustments. The $3.1 billion increase in fair value hedge basis adjustments during the first quarter of 2008 was due to declining interest rates. During this same period, the par amount of advances increased by $6.2 billion, or 4.39 percent, which consisted of a $7.9 billion increase in fixed-rate advances and a $1.8 billion decrease in variable-rate advances. At March 31, 2008, 84.5 percent of the Bank’s advances were fixed-rate. As of March 31, 2008, the Bank has determined to report certain structured advance products that it previously had reported as variable-rate as fixed-rate to reflect more appropriately the terms of those products. At March 31, 2008, the majority of the Bank’s variable-rate advances were indexed primarily to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows:

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
March 31, 2008	$101.7 billion	69.5%
December 31, 2007	$ 97.6 billion	69.6%

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy the Bank’s annual Resolution Funding Corporation (“REFCORP”) assessment.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that carry the highest rating from Moody’s or S&P when purchased, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/ (Decrease)
	As of March 31, 2008	As of December 31, 2007	Amount	Percent
Short-term investments:
Interest-bearing deposits	$478,273	$803,403	$(325,130)	(40.47)
Federal funds sold	8,868,000	14,835,000	(5,967,000)	(40.22)

Total short-term investments	$9,346,273	$15,638,403	$(6,292,130)	(40.24)

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$4,897,155	$4,283,519	$613,636	14.33
Other FHLBanks’ bonds	290,807	284,542	6,265	2.20
State or local housing agency obligations	59,489	59,484	5	0.01
Held-to-maturity securities:
State or local housing agency obligations	125,628	117,988	7,640	6.48
Mortgage-backed securities:
U.S. agency obligations-guaranteed	44,542	47,460	(2,918)	(6.15)
Government-sponsored enterprises	6,106,351	2,968,441	3,137,910	105.71
Private label	17,996,127	18,126,628	(130,501)	(0.72)

Total long-term investments	$29,520,099	$25,888,062	$3,632,037	14.03

As of March 31, 2008, total short-term investments were $9.3 billion, a decrease of $6.3 billion from December 31, 2007. This decrease was primarily the result of increased advances and long-term investments during the first quarter of 2008, resulting in decreased amounts of liquidity at quarter end.

As of March 31, 2008, total long-term investments were $29.5 billion, an increase of $3.6 billion from December 31, 2007. This increase was due primarily to the Bank’s purchase of $3.7 billion of government-sponsored enterprise MBS during the first quarter of 2008.

The Finance Board limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank may not exceed 300 percent of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank attempts to maintain MBS investments at 295 percent to 300 percent of total capital. Management believes that these investment levels help to maximize and stabilize earnings. These investments amounted to 262 percent and 285 percent of total capital plus mandatorily redeemable capital stock at December 31, 2007 and March 31, 2008, respectively. Management expects this ratio to trend back towards target levels during 2008.

On March 24, 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately. Pursuant to the resolution, the limit on MBS investment authority would increase from 300 percent of capital to 600 percent of capital for two years. The resolution requires an FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchases. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated consistent with, and subsequent to, federal bank regulatory guidance on nontraditional and subprime mortgage lending. The Bank currently is assessing the effect of this resolution.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of March 31, 2008 and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers and the underlying collateral, as well as changes in interest rates. Management believes it is probable that the Bank will be able to collect all amounts due according to the contractually terms of the individual securities. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered.

Mortgage Loans Held for Portfolio

Mortgage loans purchased from participating financial institutions under the Mortgage Purchase Program (“MPP”) and the Mortgage Partnership Finance® Program (“MPF® Program”) and loan participations purchased under the Affordable Multifamily Participation Program (“AMPP”) comprised 1.80 percent of the Bank’s total assets as of March 31, 2008, compared to 1.87 percent as of December 31, 2007. The mortgage loan balance remained relatively flat at $3.5 billion at March 31, 2008 and December 31, 2007. The Bank’s current plan is for slow, modest growth in its MPP loan portfolio.

In 2006, the Bank ceased purchasing assets under AMPP and in 2008 the Bank ceased purchasing assets under the MPF Program. The Bank plans to retain its existing portfolios, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

As of March 31, 2008 and December 31, 2007, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 89.3 percent of the $195.4 billion in total assets at March 31, 2008, a slight decrease from the financing ratio of 90.3 percent as of December 31, 2007.

As of March 31, 2008, the Bank had outstanding consolidated bonds totaling $143.8 billion, compared to $142.2 billion as of December 31, 2007. Consolidated obligation bonds outstanding at March 31, 2008 and December 31, 2007 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $142.4 billion of consolidated obligation bonds outstanding as of March 31, 2008, $102.5 billion, or 72.0 percent, had their terms reconfigured through the use of interest rate exchange agreements. Of the par value of $141.9 billion of consolidated obligation bonds outstanding as of December 31, 2007, $102.7 billion, or 72.4 percent, had their terms reconfigured through the use of interest rate exchange agreements.

As of March 31, 2008, the Bank had outstanding consolidated discount notes totaling $30.7 billion, compared to $28.3 billion as of December 31, 2007. The 1.09 percent increase in consolidated obligation bonds and the 8.31 percent increase in discount notes from December 31, 2007 to March 31, 2008 was due primarily to the Bank’s increased use of overnight discount notes and decreased use of bonds due to more attractive pricing and the Bank’s overall funding needs.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $8.0 billion as of March 31, 2008, compared to $7.1 billion as of December 31, 2007. Demand deposits comprised the largest percentage of deposits, representing 99.8 percent of total deposits as of March 31, 2008 compared to 99.7 percent as of December 31, 2007.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2008.

Other Liabilities

The $1.3 billion, or 40.0 percent, increase in other liabilities to $4.5 billion at March 31, 2008 from the 2007 year-end balance was due primarily to:

•	A $911.2 million increase in payables related to securities purchased but not yet delivered;
•	a $557.8 million increase in derivative liabilities due to the interaction of interest rates on associated derivatives; and
•	a $173.1 million decrease in accrued interest payable.

Capital

As of March 31, 2008, the Bank had total capital of $8.4 billion, an increase of $407.4 million, or 5.08 percent, from the 2007 year-end balance. An increase in advance balances that resulted in an increase in the Bank’s activity-based stock was the primary factor causing the increase in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of March 31, 2008		As of December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,243,399	$8,469,059	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.33%	4.00%	4.28%
Total regulatory capital*	$7,817,037	$8,469,059	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.50%	5.00%	6.42%
Leverage capital	$9,771,297	$12,703,589	$9,446,888	$12,120,499

*	Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $36.9 million and $55.5 million in mandatorily redeemable capital stock at March 31, 2008 and December 31, 2007, respectively.

As of March 31, 2008, the Bank had capital stock subject to mandatory redemption from 11 members and former members, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of March 31, 2008 and December 31, 2007, the Bank’s activity-based stock included $11.6 million and $12.4 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the quarters ended March 31, 2008 and 2007 and provides information regarding the changes during the periods (dollar amounts in thousands):

	Quarters Ended March 31		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007
Net interest income	$207,716	$158,345	$49,371	31.18

Other income (loss)	(21,920)	(3,629)	(18,291)	(504.02)

Other expense	26,815	24,100	2,715	11.27

Total assessments	42,185	34,947	7,238	20.71

Net income	116,641	95,797	20,844	21.76

Net income increased during the first quarter of 2008, compared to the first quarter of 2007, as a result of an increase in net interest income partially offset by a decrease in other income during the period.

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

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the quarters ended March 31, 2008 and 2007 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under SFAS 133, the net interest income/expense associated with the derivative is included in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under SFAS 133 (“SFAS 133 non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest rate spread. There are also numerous amortizations associated with SFAS 133 basis adjustments that are reflected in net interest income and affects interest rate spread. As is noted in the table, the interest rate spread decreased by two basis points during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. This decrease was primarily due to interest rate changes and the impact of those changes on the fair value of derivatives in SFAS 133 non-qualifying hedges that are reported in other income (loss) rather than net interest income, changes in the amounts of amortizations associated with SFAS 133 that are reflected in net interest income, and increases in the SFAS 133 basis adjustment due to fair value hedges on advances and consolidated obligations.

Spread and Yield Analysis

	Quarters Ended March 31,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$8,877,177	$78,372	3.55%	$9,694,240	$127,829	5.35%
Interest-bearing deposits (3)	2,585,829	22,067	3.43%	704,374	9,418	5.42%
Long-term investments (1)	26,372,264	336,265	5.13%	23,466,004	297,757	5.15%
Advances	146,496,926	1,476,987	4.05%	102,196,440	1,369,167	5.43%
Mortgage loans held for portfolio (2)	3,531,715	46,827	5.33%	3,065,886	40,264	5.33%
Loans to other FHLBanks	4,066	29	2.87%	222	3	5.48%

Total interest-earning assets	187,867,977	1,960,547	4.20%	139,127,166	1,844,438	5.38%

Allowance for credit losses on mortgage loans	(951)			(771)
Other assets	2,899,971			2,572,858

Total assets	$190,766,997			$141,699,253

Liabilities and Capital
Demand and overnight deposits	$6,083,542	47,606	3.15%	$4,416,353	57,000	5.23%
Term deposits	—	—	0.00%	11,867	154	5.26%
Other interest-bearing deposits (4)	25,822	201	3.13%	142,175	1,867	5.33%
Short-term borrowings	29,573,606	271,033	3.69%	5,886,860	76,072	5.24%
Long-term debt	140,209,909	1,433,406	4.11%	120,971,753	1,541,693	5.17%
Other borrowings	39,238	585	6.00%	718,796	9,307	5.25%

Total interest-bearing liabilities	175,932,117	1,752,831	4.01%	132,147,804	1,686,093	5.17%

Noninterest-bearing deposits	20,600			23,994
Other liabilities	6,608,264			3,307,309
Total capital	8,206,016			6,220,146

Total liabilities and capital	$190,766,997			$141,699,253

Net interest income and net yield on interest-earning assets		$207,716	0.44%		$158,345	0.46%

Interest rate spread			0.19%			0.21%

Average interest-earning assets to interest-bearing liabilities			106.78%			105.28%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	Interest-bearing deposits includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(4)	Other interest-bearing deposits includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 was primarily volume related.

Volume and Rate Table *

	First Quarter 2008 vs. First Quarter 2007
	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(10,050)	$(39,407)	$(49,457)
Interest-bearing deposits in banks	17,142	(4,493)	12,649
Long-term investments	37,050	1,458	38,508
Advances	500,014	(392,194)	107,820
Mortgage loans held for portfolio	6,173	390	6,563
Loans to other FHLBanks	28	(2)	26

Total	550,357	(434,248)	116,109

Increase (decrease) in interest expense:
Demand and overnight deposits	17,371	(26,765)	(9,394)
Term deposits	(77)	(77)	(154)
Other interest-bearing deposits	(1,112)	(554)	(1,666)
Short-term borrowings	223,081	(28,120)	194,961
Long-term debt	223,562	(331,849)	(108,287)
Other borrowings	(9,948)	1,226	(8,722)

Total	452,877	(386,139)	66,738

Increase (decrease) in net interest income	$97,480	$(48,109)	$49,371

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

The table below outlines the overall effect of hedging activities on net interest income and other income related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Quarters Ended March 31,
	2008	2007
Net interest income	$207,716	$158,345

Interest components of hedging activities included in net interest income:
Hedging advances	$(96,683)	$159,231
Hedging consolidated obligations	121,115	(119,767)
Hedging related amortization	(2,980)	(6,515)

Net increase in net interest income	$21,452	$32,949

Interest components of derivative activity included in other income (loss):
Purchased options	$1,550	$329
Synthetic macro funding	(5,690)	(2,364)
Trading securities	(14,258)	(4,789)
Other	23	26

Net decrease in other income (loss)	$(18,375)	$(6,798)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net gains on trading securities and net losses on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	Quarters Ended March 31,
	2008	2007	Increase (Decrease)
Other Income (Loss):

Service fees	$672	$674	$(2)

Net gains on trading securities	106,588	4,918	101,670

Net losses on derivatives and hedging activities	(129,042)	(9,322)	(119,720)

Other	(138)	101	(239)

Total other loss	$(21,920)	$(3,629)	$(18,291)

The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the quarters ended March 31, 2008 and 2007 was offset by market-value changes in the related derivatives. The overall changes in other income (loss) for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 were caused primarily by the adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities).

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of SFAS 133 non-qualifying hedges in the net losses on derivatives and hedging activities classification. The following table details each of the components of net losses on derivatives and hedging activities (in thousands):

Net Losses on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
Quarter Ended March 31, 2008
Interest-related	$—	$(4,139)	$(14,258)	$—	$—	$—	$23	$(18,374)

SFAS 133 qualifying fair value hedges	12,190	—	—	—	(6,925)	(446)	—	4,819

SFAS 133 non-qualifying hedges	—	15,209	(130,941)	92	—	—	153	(115,487)

Total gains (losses)	$12,190	$11,070	$(145,199)	$92	$(6,925)	$(446)	$176	$(129,042)

Quarter Ended March 31, 2007
Interest-related	$—	$(2,035)	$(4,789)	$—	$—	$—	$26	$(6,798)

SFAS 133 qualifying fair value hedges	6,065	—	—	—	3,197	—	—	9,262

SFAS 133 non-qualifying hedges	—	(1,295)	(10,471)	5	—	—	(25)	(11,786)

Total gains (losses)	$6,065	$(3,330)	$(15,260)	$5	$3,197	$—	$1	$(9,322)

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Non-interest Expense

Non-interest expense increased 16.9 percent for the quarter ended March 31, 2008, compared to the same period in 2007. The increase during this period was due primarily to increased AHP and REFCORP assessments. The REFCORP assessment is established as a fixed percent of GAAP net income, and AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity).

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. In addition, Finance Board regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank was in compliance with these requirements at March 31, 2008.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2008 or December 31, 2007. As of March 31, 2008, the FHLBanks had $1.2 trillion in aggregate par value of consolidated obligations issued and outstanding, $173.2 billion of which was attributable to the Bank.

As of March 31, 2008, the Bank had outstanding standby letters of credit of approximately $7.6 billion with original terms of less than three months to 15 years, with the longest final expiration in 2022. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

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

A detailed discussion of the Bank’s management of these risks is contained in the Bank’s Form 10-K and under “Item 3. Quantitative and Qualitative Disclosure About Market Risk” below.

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

The Bank categorizes each borrowing member utilizing a proprietary credit score model according to the relative amount of credit and/or collateral risk it poses to the Bank. In general, borrowers in categories three and four, the lower-rated categories (more credit/collateral risk), have more restrictions on the types of collateral they may use to secure advances, are subject to higher collateral discounts for residential first-mortgage collateral, and face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers in the same matrix category based upon management’s assessment of the borrower and its collateral. The following table sets forth the number of borrowers in each category and the par amount of advances outstanding to all borrowers in each category:

	As of March 31, 2008		As of December 31, 2007
Category	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	302	$26.3 billion	347	$29.4 billion
2	494	117.6 billion	436	108.1 billion
3	34	911.4 million	21	770.4 million
4	45	1.5 billion	24	653.3 million

The following table provides information about the types of collateral held for the Bank’s advances (dollar amount in thousands):

	Total Par Value of Outstanding Advances	Discounted Value of Collateral Pledged by Members	Residential First Mortgage and Security Collateral (%)	Commercial Real Estate Mortgage Collateral (%)	Multifamily and Home Equity Line of Credit Collateral (%)

As of March 31, 2008	$146,380,718	$243,948,320	77.4	7.1	15.5

As of December 31, 2007	140,229,705	227,230,433	79.2	6.4	14.4

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

The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Finance Board regulations with respect to term limits and eligible counterparties. The Bank’s Risk Management Policy (“RMP”) permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private label MBS, including collateralized mortgage obligations and real estate mortgage-investment conduits, rated AAA by S&P or Aaa by Moody’s at the time of purchase. As of March 31, 2008 and December 31, 2007, each MBS owned by the Bank held one of these ratings. As of March 31, 2008, a substantial portion of the Bank’s MBS portfolio consisted of private label MBS. The MBS securities purchased by the Bank attain triple-A ratings through credit enhancements, which generally consists of over-collateralization and the subordination of the claims of the other tranches of these securities. As of April 29, 2008, while each MBS owned by the Bank continued to hold a triple-A rating, six private label MBS totaling approximately $628.3 million at March 31, 2008 were on rating watch negative by Fitch. Due to the high level of credit protection associated with these investments, the Bank does not expect any material credit losses on its MBS at this time.

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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $10.6 billion at December 31, 2007 to $8.0 billion as of March 31, 2008. As of March 31, 2008, the

Bank had unsecured credit exposure to four non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank had unsecured credit exposure to one counterparty in excess of five percent but less than 10 percent of total unsecured credit exposure.

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

As of March 31, 2008, the Bank had $231.8 billion in total notional amount of derivatives outstanding compared to $222.9 billion at December 31, 2007. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of March 31, 2008, 100 percent of the total notional amount of outstanding derivative transactions was represented by 32 counterparties. Of these counterparties, there were four, Goldman Sachs Group, Inc., JP Morgan Chase Bank N.A., Deutsche Bank AG and Lehman Brothers Holdings Inc., that represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America N.A., Rabobank Netherland, Royal Bank of Canada, and Salomon Swapco that represented more than 10 percent of the Bank’s net exposure. Each of these named counterparties had a credit rating of A or better at March 31, 2008.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of March 31, 2008

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$985,635	$14,705	$—	$14,705

AA	170,278,762	82,448	37,180	45,268

A	58,856,227	2,788	—	2,788

BBB	1,424,437	—	—	—

Member institutions *	232,258	2,482	—	—

Delivery commitments*	25,762	37	—	—

Total derivatives	$231,803,081	$102,460	$37,180	$62,761

* Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2007

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$2,043,635	$38	$—	$38

AA	161,453,653	39,859	—	39,859

A	58,771,087	355	—	355

Member institutions *	589,833	2,755	—	—

Delivery commitments*	9,309	41	—	—

Total derivatives	$222,867,517	$43,048	$—	$40,252

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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. These risk management practices are described in detail in the Bank’s Form 10-K.

Critical Accounting Policies and Estimates

Fair Values

The Bank carries certain assets and liabilities, including investments classified as trading, and all derivatives on the balance sheet at fair value. The Bank adopted SFAS 157 effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the balance sheet. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, or an exit price.

Fair values play an important role in the valuation of certain of the assets, liabilities and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available, even in situations where trading volume may be low when compared with prior periods as has been the case during the current market disruption. If quoted market prices or market-based prices are not available, the Bank determines fair values based on valuation models that use discounted cash flows, using market estimates of interest rates and volatility.

Valuation models and their underlying assumptions are based on the best estimates of management of the Bank with respect to:

•	market indices (primarily LIBOR)
•	discount rates;
•	prepayments;
•	market volatility; and
•	other factors.

These assumptions, particularly estimates of market indices and discount rates, may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. The assumptions used in the model are corroborated by and independently verified against market observable data where possible.

The Bank categorizes its financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

As of March 31, 2008, the Bank does not carry any financial assets or liabilities at fair value based on unobservable inputs.

For further discussion regarding how the Bank measure financial assets and financial liabilities at fair value, see Note 9 to the financial statements.

A description of the Bank’s other critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Adopted and Issued Accounting Standards

SFAS 157 was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Bank adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the Bank’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 9 to the financial statements.

SFAS 159, issued in February 2007, creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Bank adopted SFAS 159 effective January 1, 2008. As of March 31, 2008, the Bank elected not to measure any financial assets or liabilities using the fair value option under SFAS 159; therefore the adoption of SFAS 159 had no effect on the Bank’s financial condition or results of operations.

FSP FIN 39-1, issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. FSP FIN 39-1 is effective for fiscal years beginning after

November 15, 2007, with earlier application permitted. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As of March 31, 2008 and December 31, 2007, the fair value of derivative assets reported were reduced by $35.8 million and $9 thousand, respectively, for amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties. As of March 31, 2008 and December 31, 2007, the fair value of derivative liabilities reported were reduced by $2.5 billion and $808.4 million, respectively, for amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

Issue 23, issued in January 2008 amends SFAS 133 explicitly to permit use of the shortcut method for those hedging relationships in which (1) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (2) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore, the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

SFAS 161, issued in March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Bank does not believe that the adoption of SFAS 161 will have a material effect on its financial condition or results of operations.

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

The Bank uses derivative financial instruments to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The categories “Fair value hedges” represent hedge strategies for which hedge accounting is achieved. The category “SFAS 133 non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP. The table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS 133.

	As of March 31, 2008		As of December 31, 2007
	Total Notional	Estimated Fair Value Gain / (Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain / (Loss) (excludes accrued interest)
Advances:
Fair value hedges	$113,838,056	$(5,759,269)	$108,404,411	$(2,687,295)
SFAS 133 non-qualifying hedges	2,426,850	(20,037)	789,150	(7,861)

Total	116,264,906	(5,779,306)	109,193,561	(2,695,156)

Investments:
SFAS 133 non-qualifying hedges	10,665,605	(345,624)	8,281,248	(216,207)

Total	10,665,605	(345,624)	8,281,248	(216,207)

MPF/MPP loans:
Stand alone delivery commitments	25,762	37	9,309	41

Total	25,762	37	9,309	41

Consolidated obligation bonds:
Fair value hedges	91,382,467	1,553,850	97,244,433	651,605
SFAS 133 non-qualifying hedges	11,159,500	(5,578)	5,464,500	(2,552)

Total	102,541,967	1,548,272	102,708,933	649,053

Consolidated obligation discount notes:
Fair value hedges	1,840,324	11,195	1,494,799	3,789

Total	1,840,324	11,195	1,494,799	3,789

Intermediary positions:
Intermediaries	464,517	76	1,179,667	103

Total	464,517	76	1,179,667	103

Total notional and fair value	$231,803,081	$(4,565,350)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(4,565,350)		$(2,258,377)
Accrued interest		269,830		187,934
Cash collateral held by counterparty—assets		2,535,056		808,360
Cash collateral held from counterparty—liabilities		(35,755)		(9)

Net derivative balance		$(1,796,219)		$(1,262,092)

Net derivative assets balance		$66,705		$43,039
Net derivative liabilities balance		(1,862,924)		(1,305,131)

Net derivative balance		$(1,796,219)		$(1,262,092)

The Bank measures interest-rate risk exposure by various methods, including calculating the effective duration of assets, liabilities, and equity under various scenarios and calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

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

Effective Duration Exposure

(In months)

	As of March 31, 2008			As of December 31, 2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	9.3	5.5	3.8	5.3	5.6	3.4
Liabilities	6.0	5.6	5.3	5.3	5.2	5.0
Equity	97.2	2.4	(35.6)	4.1	14.6	(36.9)
Effective duration gap	3.3	(0.1)	(1.5)	0.0	0.4	(1.6)

*	The “down 200 basis points” scenario shown above as of March 31, 2008 is considered to be a “constrained shock” to prevent the possibility of negative interest rates when a designated low-rate environment exists, shocked rates are limited to the largest parallel down shock that produces post-shock Treasury rates no lower than 35 basis points.

Although the Bank has presented its effective duration exposure calculation results as of March 31, 2008 above, it believes that the information may be misleading and should not be relied upon. The Bank uses a mortgage prepayment model to help calculate its effective duration exposure. However, the mortgage prepayment model is significantly impacted by the ongoing disruptions in the mortgage market. Management believes that in light of current market conditions, the model is underestimating prepayment speeds in an upward shock environment due to assumptions about a continued widened spread on MBS rates, and the model is overestimating prepayment speeds in a downward shock environment due to home price stagnation and depreciation, credit quality issues of mortgage borrowers, and tighter underwriting standards. As a result, the prepayment estimates calculated by the model are, in management’s estimation, misleading given management’s estimation of current and long-term economic conditions as they relate to the mortgage market. Management believes that a more realistic estimate of its effective duration as of March 31, 2008 is in the following ranges:

Up 200 basis points: 50-55 months

Current: 30-35 months

Down 200 basis points: 0-10 months

Management believes that the Bank’s effective duration of equity has lengthened since December 31, 2007 because of the liquidity difficulties in the mortgage market and the unprecedented relationship between prepayment speeds and interest rates. As noted in the table above, the Bank’s duration of equity at March 31, 2008 in an up 200 basis points rate shock of 97.2 months exceeded Bank policy. Because management believes that this number has been adversely impacted by the aforementioned mortgage market disruption, it does not believe that the policy has been effectively exceeded. Management has discussed the matter with the board of directors and will continue to monitor the duration of equity carefully and to evaluate modeling alternatives to better represent the expected economic impact in the extreme up and down interest rate scenarios.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of March 31, 2008. Because of the reasons discussed above, the Bank believes that these calculations are misleading and should not be relied upon.

Additional Effective Duration Exposure Scenarios

(In months)

	As of March 31, 2008
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	8.8	7.8	6.6	5.5	4.7	4.2	3.6
Liabilities	6.0	5.9	5.8	5.6	5.4	5.3	5.3
Equity	81.5	56.8	27.4	2.4	(12.8)	(24.9)	(40.3)
Effective duration gap	2.8	1.9	0.8	(0.1)	(0.7)	(1.1)	(1.7)

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital increased by $407.4 million from December 31, 2007 to March 31, 2008, the market value of equity increased $92.0 million during this same period. The difference is attributable to the decline in MBS prices relative to other fixed income securities.

Market Value of Equity

(In millions)

	As of March 31, 2008			As of December 31, 2007
	Up 200 Basis Points	Current	Down 200 Basis Points	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$190,354	$192,814	$193,859	$186,394	$188,114	$189,524
Liabilities	183,510	185,308	186,480	179,075	180,700	182,212
Equity	6,844	7,506	7,379	7,319	7,414	7,312

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

As of March 31, 2008, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

During the first quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

On April 10, 2008, S&P announced that it had placed FHLBank Chicago on credit watch with negative implications. Additionally, on April 8, 2008, Moody’s announced that it had revised its outlook on the FHLBank of Chicago’s subordinated notes to negative from stable. On April 28, 2008, FHLBank Chicago furnished a Current Report on Form 8-K with the SEC stating that it expected to record a $78 million net loss for the first quarter of 2008 and that it believed that it will continue to experience losses in subsequent quarters. FHLBank Chicago noted that although the first quarter loss is significant, it has retained earnings of $581 million at the end of the first quarter. The Bank is monitoring these developments.

To date, no FHLBank has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

For a further discussion of the Bank’s risk factors, see “Item 1A. Risk Factors” in the Bank’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.1 to the Bank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on March 17, 2006.

3.2	Revised and Restated Bylaws of the Federal Home Loan Bank of Atlanta, incorporated by reference to Exhibit 3.2 to the Bank’s Form 8-K filed with the Securities and Exchange Commission on January 29, 2008.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: May 12, 2008	By:	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and Chief Executive Officer

	By:	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and Chief Financial Officer