Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Atlanta
filed 2008-08-11
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2008, was 81,167,334.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$9,017	$18,927
Interest-bearing deposits (includes deposits with other FHLBanks of $3,158 and $3,405 as of June 30, 2008 and December 31, 2007, respectively)	1,603,158	803,403
Federal funds sold	11,403,000	14,835,000
Trading securities (includes other FHLBanks’ bonds of $281,656 and $284,542 as of June 30, 2008 and December 31, 2007, respectively)	6,073,065	4,627,545
Held-to-maturity securities, net (fair value of $23,597,913 and $20,777,339 as of June 30, 2008 and December 31, 2007, respectively)	24,731,432	21,260,517
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $997 and $846 as of June 30, 2008 and December 31, 2007, respectively	3,425,526	3,526,582
Advances, net	145,045,920	142,867,373
Accrued interest receivable	764,715	824,815
Premises and equipment, net	29,400	30,652
Derivative assets	45,715	43,039
Other assets	108,566	99,911

TOTAL ASSETS	$193,239,514	$188,937,764

LIABILITIES
Deposits:
Interest-bearing	$5,018,668	$7,115,183
Noninterest-bearing	—	19,844

Total deposits	5,018,668	7,135,027

Consolidated obligations, net:
Discount notes	28,547,023	28,347,939
Bonds	147,847,861	142,237,042

Total consolidated obligations, net	176,394,884	170,584,981

Mandatorily redeemable capital stock	35,382	55,538
Accrued interest payable	1,205,766	1,460,113
Affordable Housing Program	158,759	156,184
Payable to REFCORP	27,167	30,681
Derivative liabilities	1,911,739	1,305,132
Other liabilities	187,182	187,872

Total liabilities	184,939,547	180,915,528

Commitments and contingencies (Note 11)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 14,486 and 12,900 as of June 30, 2008 and December 31, 2007, respectively	1,448,552	1,289,973
Subclass B2 issued and outstanding shares: 63,886 and 62,660 as of June 30, 2008 and December 31, 2007, respectively	6,388,603	6,266,043

Total capital stock Class B putable	7,837,155	7,556,016
Retained earnings	465,359	468,779
Accumulated other comprehensive loss	(2,547)	(2,559)

Total capital	8,299,967	8,022,236

TOTAL LIABILITIES AND CAPITAL	$193,239,514	$188,937,764

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

INTEREST INCOME
Advances	$1,049,476	$1,381,148	$2,525,511	$2,749,822
Prepayment fees on advances, net	1,762	547	2,714	1,040
Interest-bearing deposits	11,486	14,991	33,553	24,409
Federal funds sold	62,003	181,943	140,375	309,772
Trading securities	78,761	66,464	146,494	132,808
Held-to-maturity securities	294,916	228,649	563,448	460,062
Mortgage loans held for portfolio	46,382	42,222	93,209	82,486
Loans to other FHLBanks	21	—	50	3

Total interest income	1,544,807	1,915,964	3,505,354	3,760,402

INTEREST EXPENSE
Consolidated obligations:
Discount notes	178,814	78,785	449,745	154,834
Bonds	1,092,957	1,597,036	2,526,363	3,138,729
Deposits	31,836	71,607	79,643	130,628
Borrowings from other FHLBanks	—	29	12	29
Securities sold under agreements to repurchase	—	6,184	—	12,308
Mandatorily redeemable capital stock	538	3,563	1,123	6,746
Other borrowings	39	271	129	294

Total interest expense	1,304,184	1,757,475	3,057,015	3,443,568

NET INTEREST INCOME	240,623	158,489	448,339	316,834
(Reversal) provision for credit losses on mortgage loans held for portfolio	(5)	39	150	(89)

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	240,628	158,450	448,189	316,923

OTHER INCOME (LOSS)
Service fees	588	656	1,260	1,330
Net losses on trading securities	(188,626)	(77,733)	(82,038)	(72,815)
Net gains (losses) on derivatives and hedging activities	123,122	72,240	(5,920)	62,918
Other	194	478	56	579

Total other loss	(64,722)	(4,359)	(86,642)	(7,988)

OTHER EXPENSE
Operating	25,049	23,983	48,647	45,050
Finance Board	1,480	1,251	3,185	2,503
Office of Finance	1,080	774	2,238	1,787
Other	325	774	679	1,542

Total other expense	27,934	26,782	54,749	50,882

INCOME BEFORE ASSESSMENTS	147,972	127,309	306,798	258,053

Affordable Housing Program	12,134	10,756	25,159	21,754
REFCORP	27,168	23,311	56,328	47,260

Total assessments	39,302	34,067	81,487	69,014

NET INCOME	$108,670	$93,242	$225,311	$189,039

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637

Issuance of capital stock	20,815	2,081,617	—	—	2,081,617

Repurchase/redemption of capital stock	(19,646)	(1,964,636)	—	—	(1,964,636)

Net shares reclassified to mandatorily redeemable capital stock	(459)	(45,940)	—	—	(45,940)

Comprehensive income:

Net income	—	—	189,039	—	189,039

Other comprehensive loss:

Benefit plans:

Amortization of net loss	—	—	—	520	520

Amortization of net prior service credit	—	—	—	(362)	(362)

Amortization of net transition obligation	—	—	—	20	20

Total comprehensive income	—	—	—	—	189,217

Cash dividends on capital stock	—	—	(169,553)	—	(169,553)

BALANCE, JUNE 30, 2007	58,428	$5,842,839	$425,862	$(4,359)	$6,264,342

BALANCE, DECEMBER 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

Issuance of capital stock	25,262	2,526,119	—	—	2,526,119

Repurchase/redemption of capital stock	(22,282)	(2,228,195)	—	—	(2,228,195)

Net shares reclassified to mandatorily redeemable capital stock	(168)	(16,785)	—	—	(16,785)

Comprehensive income:

Net income	—	—	225,311	—	225,311

Other comprehensive loss:

Benefit plans:

Amortization of net loss	—	—	—	346	346

Amortization of net prior service credit	—	—	—	(357)	(357)

Amortization of net transition obligation	—	—	—	23	23

Total comprehensive income	—	—	—	—	225,323

Cash dividends on capital stock	—	—	(228,731)	—	(228,731)

BALANCE, JUNE 30, 2008	78,372	$7,837,155	$465,359	$(2,547)	$8,299,967

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$225,311	$189,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	125,192	5,983
Net premiums and discounts on investments	(6,140)	(1,780)
Net premiums and discounts on mortgage loans	934	(382)
Concessions on consolidated obligations	29,590	15,442
Net deferred loss on derivatives	162	151
Premises and equipment	1,449	1,220
Capitalized software	2,512	2,235
Other	8,086	(7,696)
Provision (reversal) for credit losses on mortgage loans held for the portfolio	150	(89)
Net realized gains from redemption of held-to-maturity securities	(401)	—
Gain due to early extinguishment of debt	—	(234)
Loss on disposal of capitalized software	322	—
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	9,031	(168,960)
Fair value adjustment on trading securities	125,804	72,815
Net change in:
Accrued interest receivable (excluding derivative accrued interest)	62,758	56,530
Other assets	(17,863)	1,024
Affordable Housing Program (AHP) liability	2,233	8,000
Accrued interest payable (excluding derivative accrued interest)	(254,332)	94,861
Payable to REFCORP	(3,514)	(295)
Other liabilities	(1,045)	2,481

Total adjustments	84,928	81,306

Net cash provided by operating activities	310,239	270,345

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(264,684)	(67,952)
Federal funds sold	3,432,000	(4,935,000)
Deposits to other FHLBanks for mortgage loan programs	247	1,340
Trading Securities:
Proceeds from sales	850,000	—
Proceeds from maturities	350,000	—
Purchases	(2,768,441)	—
Held-to-maturity securities:
Proceeds	1,771,951	1,487,022
Purchases	(5,239,208)	(903,662)
Advances:
Proceeds from principal collected	94,436,271	82,944,729
Made	(96,788,727)	(85,997,656)
Mortgage loans held for portfolio:
Proceeds from principal collected	257,187	191,526
Purchases	(156,748)	(440,495)
Capital expenditures:
Purchase of premises and equipment	(220)	(884)
Purchase of software	(1,463)	(1,520)

Net cash used in investing activities	(4,121,835)	(7,722,552)

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30,
	2008	2007
FINANCING ACTIVITIES
Net change in deposits	(2,116,359)	1,162,446
Proceeds from derivatives containing a financial element	123,417	—
Payments on derivatives containing a financial element	(20,810)	—
Proceeds from issuance of consolidated obligations:
Discount notes	139,593,365	436,896,387
Bonds	75,331,030	55,961,485
Payments for debt issuance costs	(21,740)	(13,413)
Payments for maturing and retiring consolidated obligations:
Discount notes	(139,397,318)	(437,195,901)
Bonds	(69,722,515)	(49,258,776)
Proceeds from issuance of capital stock	2,526,119	2,081,617
Payments for repurchase/redemption of capital stock	(2,228,195)	(1,964,636)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(36,941)	(35,134)
Cash dividends paid	(228,367)	(171,138)

Net cash provided by financing activities	3,801,686	7,462,937

Net (decrease) increase in cash and cash equivalents	(9,910)	10,730

Cash and cash equivalents at beginning of the period	18,927	28,671

Cash and cash equivalents at end of the period	$9,017	$39,401

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$2,846,082	$3,165,975

AHP assessments paid, net	$22,584	$14,179

REFCORP assessments paid	$59,841	$47,555

Noncash investing and financing activities:
Dividends declared but not paid	$114,293	$85,624

Net shares reclassified to mandatorily redeemable capital stock	$16,785	$45,940

Held-to-maturity securities acquired with accrued liabilities	$—	$308,466

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2008, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in the Bank’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2008 (“Form 10-K”).

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2007 audited financial statements. There have been no material changes to these policies as of June 30, 2008.

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

Note 2—Recently Adopted and Issued Accounting Standards

SFAS No. 157, Fair Value Measurements (“SFAS 157”) was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Bank adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the Bank’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 10 to the financial statements.

SFAS 159, issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since the Bank did not elect the fair value option for any existing asset or liability. In addition, the Bank did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through June 30, 2008.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized below (in thousands):

	Before Adoption	Effect of Adoption	After Adoption
Interest-bearing deposits	$1,608,573	$(805,170)	$803,403
Accrued interest receivable	828,004	(3,189)	824,815
Derivative assets	43,048	(9)	43,039
Total assets	189,746,132	(808,368)	188,937,764

Accrued interest payable	1,460,122	(9)	1,460,113
Derivative liabilities	2,113,491	(808,359)	1,305,132
Total liabilities	181,723,896	(808,368)	180,915,528
Total liabilities and capital	189,746,132	(808,368)	188,937,764

Statement 133 Implementation Issue No. 23 (“Issue E23”), Issues Involving Application of the Shortcut Method under Paragraph 68, issued in January 2008 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), explicitly to permit the use of the shortcut method for those hedging relationships in which (a) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (b) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

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

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), issued in May 2008, identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing standards contained in AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles. The Bank does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Government-sponsored enterprises debt obligations	$5,732,390	$4,283,519
Other FHLBanks’ bonds	281,656	284,542
State or local housing agency obligations	59,019	59,484

Total	$6,073,065	$4,627,545

Net losses on trading securities during the three- and six-month periods ended June 30, 2008 included a change in net unrealized holding losses of $175.5 million and $83.3 million, compared to $77.7 million and $72.8 million for the same periods ended June 30, 2007, respectively.

Other FHLBanks’ Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of June 30, 2008	As of December 31, 2007
Other FHLBanks’ bonds:
FHLBank Dallas	$83,094	$83,525
FHLBank Chicago	68,207	70,345

	151,301	153,870
FHLBank TAP Program*	130,355	130,672

Total	$281,656	$284,542

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of June 30, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$98,782	$2,151	$334	$100,599	$117,988	$4,933	$65	$122,856
Mortgage-backed securities:
U.S. agency obligations-guaranteed	42,104	543	16	42,631	47,460	779	—	48,239
Government-sponsored enterprises	7,331,987	12,003	86,639	7,257,351	2,968,441	8,591	37,260	2,939,772
Private label	17,258,559	191	1,061,418	16,197,332	18,126,628	2,068	462,224	17,666,472

Total	$24,731,432	$14,888	$1,148,407	$23,597,913	$21,260,517	$16,371	$499,549	$20,777,339

As of June 30, 2008, the Bank had 389 held-to-maturity investment securities in an unrealized loss position. The Bank reviewed its held-to-maturity investments and has determined that all unrealized losses reflected above are temporary based on the creditworthiness of the issuers and the underlying collateral. Management believes it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time it will recover the unrealized losses.

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$13,806	$334	$—	$—	$13,806	$334
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1,796	16	—	—	1,796	16
Government-sponsored enterprises	4,726,734	44,310	1,039,422	42,329	5,766,156	86,639
Private label	8,085,435	473,374	7,988,247	588,044	16,073,682	1,061,418

Total	$12,827,771	$518,034	$9,027,669	$630,373	$21,855,440	$1,148,407

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$—	$—	$5,125	$65	$5,125	$65
Mortgage-backed securities:
Government-sponsored enterprises	250,137	707	1,609,791	36,553	1,859,928	37,260
Private label	6,762,719	126,604	10,392,842	335,620	17,155,561	462,224

Total	$7,012,856	$127,311	$12,007,758	$372,238	$19,020,614	$499,549

Note 5—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of June 30, 2008	As of December 31, 2007
Year of contractual maturity:
Overdrawn demand deposit accounts	$875	$18,219
Due in one year or less	28,032,892	34,062,503
Due after one year through two years	28,956,618	19,356,806
Due after two years through three years	26,479,583	22,684,160
Due after three years through four years	13,378,436	18,326,931
Due after four years through five years	14,188,274	16,430,434
Due after five years	31,534,828	29,350,652

Total par value	142,571,506	140,229,705
Discount on AHP advances	(13,438)	(13,461)
Discount on EDGE* advances	(13,772)	(14,091)
SFAS 133 hedging adjustments	2,504,560	2,667,120
Deferred commitment fees	(2,936)	(1,900)

Total	$145,045,920	$142,867,373

*	The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of June 30, 2008
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$875
Due or convertible in one year or less	48,715,338
Due or convertible after one year through two years	31,608,098
Due or convertible after two years through three years	26,200,352
Due or convertible after three years through four years	11,355,046
Due or convertible after four years through five years	10,664,069
Due or convertible after five years	14,027,728

Total par value	$142,571,506

The Bank has never experienced a credit loss on advances. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial conditions, and prior repayment history, management believes no allowance for credit losses on advances is necessary. No advance was past due as of June 30, 2008 or December 31, 2007.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of June 30, 2008	As of December 31, 2007
Par value of advances:
Fixed-rate	$120,981,342	$115,846,392
Variable-rate	21,590,164	24,383,313

Total	$142,571,506	$140,229,705

Note 6—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 12 Federal Home Loan Banks (“FHLBanks”) and are backed only by the financial resources of the FHLBanks. The FHLBanks Office of Finance (“Office of Finance”) tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of June 30, 2008	As of December 31, 2007
Par value of consolidated bonds:
Fixed-rate	$117,298,990	$112,134,915
Step	2,808,000	8,951,550
Simple variable-rate	25,966,900	18,311,900
Variable-rate capped floater	230,000	908,000
Fixed-rate that converts to variable rate	35,000	259,950
Zero-coupon	434,060	659,060
Variable-rate that converts to fixed-rate	735,000	670,000
Inverse floating-rate	—	24,500

Total	$147,507,950	$141,919,875

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of June 30, 2008		As of December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of contractual maturity:
Due in one year or less	$80,879,840	3.06%	$62,826,705	4.56%
Due after one year through two years	23,047,165	3.68%	29,721,925	4.64%
Due after two years through three years	10,609,145	4.11%	14,448,245	4.63%
Due after three years through four years	5,038,500	4.60%	4,665,400	4.93%
Due after four years through five years	12,324,500	4.26%	7,851,500	5.06%
Due after five years	15,608,800	5.08%	22,406,100	5.08%

Total par value	147,507,950	3.61%	141,919,875	4.70%
Premiums	25,064		19,479
Discounts	(262,082)		(375,211)
SFAS 133 hedging adjustments	577,833		673,965
Deferred net losses on terminated hedges	(904)		(1,066)

Total	$147,847,861		$142,237,042

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of June 30, 2008	As of December 31, 2007
Par value of consolidated bonds:
Noncallable	$102,579,150	$71,188,475
Callable	44,928,800	70,731,400

Total	$147,507,950	$141,919,875

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of June 30, 2008
Year of contractual maturity or next call date:
Due or callable in one year or less	$102,954,390
Due or callable after one year through two years	22,447,665
Due or callable after two years through three years	7,064,145
Due or callable after three years through four years	1,675,000
Due or callable after four years through five years	3,649,500
Due or callable after five years	9,717,250

Total par value	$147,507,950

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
As of June 30, 2008	$28,547,023	$28,619,512	2.28%

As of December 31, 2007	$28,347,939	$28,514,466	4.23%

Note 7—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the regulatory capital rules and requirements of the Federal Housing Finance Board (the “Finance Board”) as shown in the following table (dollar amounts in thousands):

	As of June 30, 2008		As of December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$1,475,180	$8,337,896	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.31%	4.00%	4.28%
Total regulatory capital*	$7,729,581	$8,337,896	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.47%	5.00%	6.42%
Leverage capital	$9,661,976	$12,506,844	$9,446,888	$12,120,499

* Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $35.4 million and $55.5 million in mandatorily redeemable capital stock at June 30, 2008 and December 31, 2007, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the number of members that attained nonmember status and the number of nonmembers for which the Bank has completed the repurchase/redemption of mandatorily redeemable capital stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Beginning of period	11	10	11	9
Attainment of nonmember status	1	2	2	4
Repurchase/redemption during the period	(2)	(1)	(3)	(2)

End of period	10	11	10	11

The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Balance, beginning of period	$36,881	$247,356	$55,538	$215,705
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	8,738	11,570	17,353	45,940
Capital stock no longer subject to redemption due to a nonmember becoming a member	—	—	(568)	—
Repurchase/redemption of mandatorily redeemable capital stock during the period	(10,237)	(32,415)	(36,941)	(35,134)

Balance, end of period	$35,382	$226,511	$35,382	$226,511

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date:

	As of June 30, 2008	As of December 31, 2007
Contractual year of redemption:
Due in one year or less	$4,643	$28,758
Due after one year through two years	878	786
Due after two years through three years	1,935	625
Due after three years through four years	5,799	3,600
Due after four years through five years	4,500	4,727
Due after five years	17,627	17,042

Total	$35,382	$55,538

Note 8—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$110	$200	$235	$400
Interest cost	142	150	280	300
Amortization of prior service credit	(31)	(31)	(56)	(62)
Amortization of net loss	95	150	195	300

Net periodic benefit cost	$316	$469	$654	$938

Components of the net periodic benefit cost for the Bank’s postretirement health benefit plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$68	$147	$143	$294
Interest cost	95	133	195	266
Amortization of net transition obligation	10	10	23	20
Amortization of prior service credit	(151)	(150)	(301)	(300)
Amortization of net loss	76	110	151	220

Net periodic benefit cost	$98	$250	$211	$500

Note 9—Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 14 to the 2007 audited financial statements included in the Bank’s Form 10-K.

Net gains (losses) on derivatives and hedging activities were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Losses) gains related to fair-value hedge ineffectiveness	$(11,901)	$(2,914)	$(7,082)	$6,348
Gains on SFAS 133 non-qualifying hedges and other	135,023	75,154	1,162	56,570

Net gains (losses) on derivatives and hedging activities	$123,122	$72,240	$(5,920)	$62,918

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value hedges and stand alone derivatives that are SFAS 133 non-qualifying hedges (in thousands):

	As of June 30, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value hedges	$207,819,771	$(2,071,011)	$207,143,643	$(2,031,901)
SFAS 133 non-qualifying hedges	20,490,501	(269,546)	12,338,065	(263,429)
Interest-rate swaptions:
SFAS 133 non-qualifying hedges	2,750,000	1,517	115,000	10,823
Interest-rate caps/floors:
SFAS 133 non-qualifying hedges	5,170,000	29,788	3,260,000	25,980
Interest-rate futures/forwards:
SFAS 133 non-qualifying hedges	1,500	94	1,500	109
Mortgage delivery commitments:
SFAS 133 non-qualifying hedges	3,113	4	9,309	41

Total	$236,234,885	$(2,309,154)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(2,309,154)		$(2,258,377)
Accrued interest		172,770		187,934
Cash collateral held by counterparty - assets		270,377		808,359
Cash collateral held from counterparty - liabilities		(17)		(9)

Net derivative balances		$(1,866,024)		$(1,262,093)

Net derivative assets balance		$45,715		$43,039
Net derivative liabilities balance		(1,911,739)		(1,305,132)

Net derivative balances		$(1,866,024)		$(1,262,093)

The fair values of bifurcated embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of June 30, 2008	As of December 31, 2007
Host contract:
Advances	$(5,546)	$8,459
Callable bonds	—	408

Total	$(5,546)	$8,867

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

As of June 30, 2008 and December 31, 2007, the Bank’s maximum credit risk, as defined above, was approximately $45.7 million and $43.0 million, respectively. These totals include $18.4 million and $11.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. There were no cash and securities held and pledged to the Bank as collateral for derivatives as of June 30, 2008 and December 31, 2007.

Note 10—Estimated Fair Values

As discussed in Note 2 to the financial statements, the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, the Bank had not elected to measure any financial assets or liabilities using the fair value option under SFAS 159; therefore the adoption of SFAS 159 had no effect on the Bank’s financial condition or results of operations.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2008, the Bank did not carry any financial assets and liabilities at fair value hierarchy level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2008, the types of financial assets and liabilities carried at fair value hierarchy level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2008, the Bank did not carry any financial assets or liabilities at fair value hierarchy level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table presents for each SFAS 157 hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of June 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities	$—	$6,073,065	$—	$—	$6,073,065
Derivative assets	—	45,732	—	(17)	45,715

Total assets at fair value	$—	$6,118,797	$—	$(17)	$6,118,780

Liabilities
Derivative liabilities	$—	$(2,182,116)	$—	$270,377	$(1,911,739)

Total liabilities at fair value	$—	$(2,182,116)	$—	$270,377	$(1,911,739)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

Trading securities. The estimated fair value of trading securities is determined based on independent market-based prices received from a third party pricing service, excluding accrued interest. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. When prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows based on market observable inputs obtained from an outside source that are input into the Bank’s valuation model.

Held-to-maturity securities. The estimated fair value of held-to-maturity securities is determined based on market-based prices received from a third party pricing service, excluding accrued interest. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. When prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows discounted with a market observable rate, predominately the London Interbank Offered Rate (“LIBOR”), and reducing the amount for accrued interest receivable. In obtaining such valuation information from third parties, the Bank generally evaluates the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets. Further, the Bank performs an internal independent price verification function that tests valuations received from third parties.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of June 30, 2008 and December 31, 2007. In accordance with the Finance Board’s advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2008 and December 31, 2007. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and estimated fair values of the Bank’s financial instruments as of June 30, 2008 were as follows (in thousands):

2008 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$9,017	$—	$9,017
Interest-bearing deposits	1,603,158	—	1,603,158
Federal funds sold	11,403,000	487	11,403,487
Trading securities	6,073,065	—	6,073,065
Held-to-maturity securities	24,731,432	(1,133,519)	23,597,913
Mortgage loans held for portfolio, net	3,425,526	(38,141)	3,387,385
Advances, net	145,045,920	186,087	145,232,007
Accrued interest receivable	764,715	—	764,715
Derivative assets	45,715	—	45,715

Liabilities:
Deposits	(5,018,668)	516	(5,018,152)
Consolidated obligations, net:
Discount notes	(28,547,023)	4,134	(28,542,889)
Bonds	(147,847,861)	114,364	(147,733,497)
Mandatorily redeemable capital stock	(35,382)	—	(35,382)
Accrued interest payable	(1,205,766)	—	(1,205,766)
Derivative liabilities	(1,911,739)	—	(1,911,739)

The carrying values and estimated fair values of the Bank’s financial instruments as of December 31, 2007 were as follows (in thousands):

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$18,927	$—	$18,927
Interest-bearing deposits	803,403	—	803,403
Federal funds sold	14,835,000	955	14,835,955
Trading securities	4,627,545	—	4,627,545
Held-to-maturity securities	21,260,517	(483,178)	20,777,339
Mortgage loans held for portfolio, net	3,526,582	(11,961)	3,514,621
Advances, net	142,867,373	14,669	142,882,042
Accrued interest receivable	824,815	—	824,815
Derivative assets	43,039	—	43,039

Liabilities:
Deposits	(7,135,027)	80	(7,134,947)
Consolidated obligations, net:
Discount notes	(28,347,939)	14,989	(28,332,950)
Bonds	(142,237,042)	(194,267)	(142,431,309)
Mandatorily redeemable capital stock	(55,538)	—	(55,538)
Accrued interest payable	(1,460,113)	—	(1,460,113)
Derivative liabilities	(1,305,132)	—	(1,305,132)

Note 11—Commitments and Contingencies

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $1.1 trillion and $1.0 trillion as of June 30, 2008 and December 31, 2007, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2008	As of December 31, 2007
Outstanding notional (in thousands)	$ 7,810,094	$ 6,443,273
Original terms	Less than three months to 15 years	Less than three months to 15 years
Final expiration year	2022	2022

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $26.4 million and $23.1 million as of June 30, 2008 and December 31, 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $3.1 million and $9.3 million as of June 30, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2008 and December 31, 2007, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $1.6 billion and $592.1 million, respectively, which can be sold or repledged.

At June 30, 2008, the Bank had committed to the issuance of $1.1 billion (par value) in consolidated obligation bonds, of which $935.0 million were hedged with associated interest rate swaps, and $0 in consolidated obligation discount notes. At December 31, 2007, the Bank had committed to the issuance of $50.0 million (par value) in consolidated obligation bonds and $1.7 billion (par value) in consolidated obligation discount notes. There were no related interest rate swaps associated with the issuance of these consolidated obligations.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 12—Transactions with Members and their Affiliates and with Housing Associates

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Countrywide Bank, FSB (“Countrywide”), which held 25.3 percent of the Bank’s total regulatory capital stock as of June 30, 2008, was considered a related party. Total advances outstanding to Countrywide were $43.7 billion and $47.7 billion as of June 30, 2008 and December 31, 2007, respectively. Total deposits held in the name of Countrywide were $8.1 million and $2.5 billion as of June 30, 2008 and December 31, 2007, respectively. No mortgage loans were acquired from Countrywide during the six-month periods ended June 30, 2008 and 2007. No mortgage-backed securities were acquired from Countrywide during the six-month period ended June 30, 2008, compared to $123.3 million and $447.2 million, respectively, during the three- and six-month periods ended June 30, 2007.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the three- and six-months ended June 30, 2008 and 2007. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2007.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases one-to-four family residential mortgage loans from members, makes grants and subsidized advances under AHP, and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (“COs”) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank delivers low-cost credit to help its members meet the credit needs of their communities while historically paying members a competitive dividend.

Financial Condition

As of June 30, 2008, total assets were $193.2 billion, an increase of $4.3 billion, or 2.28 percent, from December 31, 2007, primarily as a result of an increase in trading securities, held-to-maturity securities and advances, partially offset by a decrease in federal funds sold. Advances, the largest asset on the Bank’s balance sheet, increased slightly by $2.2 billion, or 1.52 percent, during this same period. Also during this same period, trading securities increased by $1.4 billion, or 31.2 percent, due to a $1.4 billion increase in government-sponsored enterprises (“GSE”) debt obligations, and held-to-maturity securities increased $3.5 billion, or 16.3 percent, due to a $3.5 billion increase in mortgage-backed securities (“MBS”). These increases during the period were offset partially by a $2.1 billion decrease in overnight federal funds sold and a $1.3 billion decrease in term federal funds sold.

As of June 30, 2008, total liabilities were $184.9 billion, an increase of $4.0 billion, or 2.22 percent from December 31, 2007, primarily as a result of increases in consolidated obligations, partially offset by a decrease in interest-bearing deposits. Consolidated obligations, the largest liability on the Bank’s balance sheet, increased $5.8 billion, or 3.41 percent, during this same period. Also during this same period, interest-bearing deposits decreased by $2.1 billion, or 29.5 percent.

As of June 30, 2008, total capital was $8.3 billion, an increase of $277.7 million, or 3.46 percent, from December 31, 2007, primarily as a result of an increase in the Bank’s capital stock. The Bank continues to meet capital-to-assets regulatory ratios and liquidity requirements at levels well above regulatory minimums.

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

The Bank’s annualized return on equity (“ROE”) was 5.13 percent for the second quarter of 2008, compared to 6.05 percent for the second quarter of 2007. However, the ROE spread to three-month average LIBOR improved between the periods, equaling 2.38 percent for the second quarter of 2008 as compared to 0.69 percent for the second quarter of 2007. The increase in this spread was due primarily to reduced funding costs for consolidated obligation debt relative to LIBOR due to increased demand for FHLBank debt.

The Bank’s annualized ROE was 5.42 percent for the first six months of 2008, compared to 6.15 percent for the first six months of 2007. However, the ROE spread to three-month average LIBOR improved between the periods, equaling 2.40 percent for the first six months of 2008 as compared to 0.79 percent for the first six months of 2007. The increase in this spread was due primarily to reduced funding costs for consolidated obligation debt relative to LIBOR due to increased demand for FHLBank debt.

The Bank’s interest rate spread increased by 13 basis points and six basis points for the second quarter and first six months of 2008, respectively, compared to the same periods in 2007. The increase in interest rate spread during the periods was due to an increase in net derivative settlements losses classified in other income for settlements on stand-alone derivatives relating to trading securities, the effect of SFAS 133 amortizations on interest income and interest expense, and the decreased funding costs the Bank experienced during the first six months of 2008.

The Bank’s net income for the second quarter of 2008 totaled $108.7 million, an increase of 16.6 percent from $93.2 million for the second quarter of 2007. The Bank’s net income for the first six months of 2008 totaled $225.3 million, an increase of 19.2 percent from $189.0 million for the first six months of 2007. The increase in net income during the periods was due to an increase in net interest income, resulting from higher average advances and MBS balances during the period and an increase in interest rate spread. The increase in net interest income was offset partially by a decrease in other income, which resulted from the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities.

Business Outlook

Advance demand flattened during the second quarter of 2008, as member demand for funding decreased. The Bank expects modest growth of its advance portfolio in 2008 and does not expect that new advance activity will increase at the 2007 rate. In late July 2008, the U.S. Treasury issued guidance on covered bonds in order to increase liquidity in the capital markets. To the extent that the covered bond market develops, future demand for advances could be affected.

In the latter half of July 2008, instability in the financial markets affecting financial institutions, including GSEs, significantly increased the volatility in GSE debt pricing and funding. To the extent the FHLBanks’ cost of funds increases, member institutions may, in turn, experience higher costs for advance borrowings. The cost of the FHLBanks’ longer-term debt increased relative to LIBOR in the latter half of July 2008, reflecting decreased demand for long-term debt from financial institutions and GSEs.

The FHLBanks were able to continue issuing short-term discount notes during this particularly stressful period. Importantly, at this time the FHLBanks continue to have access to all consolidated bond and discount note funding channels, in auctioned, negotiated and selling group formats. The Bank cannot predict how long the uncertainty in demand and funding costs will continue or its effect on the Bank’s liquidity or profitability.

On July 30, 2008, President Bush signed into law the Housing and Economic Recovery Act of 2008 (the “Housing Act”). The Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Housing Act abolishes both the Finance Board and the Office of Federal Housing Enterprise Oversight of the Department of Housing and Urban Development (“OFHEO”) (each, one year after the date of enactment) and establishes the Federal Housing Finance Agency (the “Finance Agency”) as the single regulator of Fannie Mae, Freddie Mac, the FHLBanks and the Office of Finance. The Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one year transition the Finance Board has authority only for winding up its affairs. The Housing Act provides that there is to be a Director of the Agency, appointed by the President of the United States and confirmed by the Senate, and three Deputy Directors: one responsible for oversight of Fannie Mae and Freddie Mac, another responsible for oversight of the FHLBanks, and the third responsible for oversight of the housing mission and goals of the GSEs. Until a new Director of the Agency is appointed and confirmed, the Director of OFHEO is authorized to act with the full powers of the Director of the Agency. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board. Highlights of significant provisions of the Housing Act that directly affect the Bank include the following:

•

Authority of the U.S. Treasury to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the Treasury, up to the federal debt ceiling limit. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion.

•	The establishment of risk-based capital standards by the Director.
•

The powers of the Director with respect to an FHLBank that is undercapitalized or otherwise subject to supervisory action, including the appointment of the Director as receiver or conservator for an FHLBank.

•	Changes to the composition, size, election and compensation of each FHLBank’s board of directors, as well as the terms of directorships.
•	Certain matters with respect to executive compensation.
•	Certain matters related to SEC registration.
•

Allows FHLBanks to voluntarily merge with the approval of the Director, their respective board of directors and their respective members and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for Bank approval.

•	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.
•	Allows FHLBank districts to be reduced to less than eight (8) districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.
•	Eligibility for membership in FHLBanks.
•	The creation of an office for diversity in management, employment and business activities at each FHLBank.
•	Establishment of housing goals.
•	A study and report to Congress on the securitization of acquired member assets.
•	Allows the use of FHLBank guarantees of tax-exempt bond issuances for a temporary period.
•	Refinancing authority for certain residential mortgages.

In addition, the Housing Act provides the Chairman of the Board of Governors of the Federal Reserve System with a consultative role regarding regulation of Fannie Mae, Freddie Mac and the FHLBanks through December 31, 2009. The Bank is currently reviewing the impact and effect of the Housing Act on the Bank’s business and operations. References in this quarterly report to “Finance Board” are deemed to mean the “Finance Agency” beginning July 30, 2008 as Finance Board responsibilities are transferred to the Finance Agency.

The Bank recently determined to suspend new acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”). This decision was based on updates to the credit enhancement models that would require additional credit enhancements for these assets to maintain the required credit rating necessary to purchase these loans under existing regulatory guidelines. The Bank plans to continue to support its existing portfolio of MPP loans. The Bank cannot predict whether and when it will reinstitute purchases under MPP.

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

Management strives to maintain relatively low operating expenses, consistent with a wholesale banking structure, without sacrificing adequate systems and staffing. Management expects that operating expenses on an absolute basis should increase moderately due to increased staffing and system expenses. These increases should not have a material adverse effect on the Bank’s financial performance.

On July 1, 2008, Bank of America Corporation (“Bank of America”) completed its acquisition of Countrywide Financial Corporation, the parent of the Bank’s largest borrower, Countrywide. Bank of America recently became a member of the Bank and Countrywide remains a member of the Bank.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of June 30, 2008		As of December 31, 2007		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$145,045,920	75.06	$142,867,373	75.62	$2,178,547	1.52
Long-term investments	30,804,497	15.94	25,888,062	13.70	4,916,435	18.99
Federal funds sold	11,403,000	5.90	14,835,000	7.85	(3,432,000)	(23.13)
Mortgage loans, net	3,425,526	1.77	3,526,582	1.87	(101,056)	(2.87)
Interest-bearing deposits	1,603,158	0.83	803,403	0.42	799,755	99.55
Other assets	957,413	0.50	1,017,344	0.54	(59,931)	(5.89)

Total assets	$193,239,514	100.00	$188,937,764	100.00	$4,301,750	2.28

Consolidated obligations, net:
Bonds	$147,847,861	79.94	$142,237,042	78.62	$5,610,819	3.94
Discount notes	28,547,023	15.44	28,347,939	15.67	199,084	0.70
Deposits	5,018,668	2.71	7,135,027	3.94	(2,116,359)	(29.66)
Other liabilities	3,525,995	1.91	3,195,520	1.77	330,475	10.34

Total liabilities	$184,939,547	100.00	$180,915,528	100.00	$4,024,019	2.22

Capital stock	$7,837,155	94.42	$7,556,016	94.19	$281,139	3.72
Retained earnings	465,359	5.61	468,779	5.84	(3,420)	(0.73)
Accumulated other comprehensive loss	(2,547)	(0.03)	(2,559)	(0.03)	12	0.47

Total capital	$8,299,967	100.00	$8,022,236	100.00	$277,731	3.46

Advances

Advances were $145.0 billion at June 30, 2008, an increase of $2.2 billion, or 1.52 percent, from December 31, 2007. During this same period, the par amount of advances increased by $2.3 billion, or 1.67 percent, which consisted of a $5.1 billion increase in fixed-rate advances and a $2.8 billion decrease in variable-rate advances. At June 30, 2008, 84.9 percent of the Bank’s advances were fixed-rate. At June 30, 2008, the majority of the Bank’s variable-rate advances were indexed primarily to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows:

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
June 30, 2008	$96.2 billion	67.5%
December 31, 2007	97.6 billion	69.6%

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

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by GSEs or private securities that carry the highest rating from Moody’s Investors Service (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”) when purchased, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/ (Decrease)
	As of June 30, 2008	As of December 31, 2007	Amount	Percent
Short-term investments:
Interest-bearing deposits	$1,603,158	$803,403	$799,755	99.55
Federal funds sold	11,403,000	14,835,000	(3,432,000)	(23.13)

Total short-term investments	$13,006,158	$15,638,403	$(2,632,245)	(16.83)

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$5,732,390	$4,283,519	$1,448,871	33.82
Other FHLBanks’ bonds	281,656	284,542	(2,886)	(1.01)
State or local housing agency obligations	59,019	59,484	(465)	(0.78)
Held-to-maturity securities:
State or local housing agency obligations	98,782	117,988	(19,206)	(16.28)
Mortgage-backed securities:
U.S. agency obligations-guaranteed	42,104	47,460	(5,356)	(11.29)
Government-sponsored enterprises	7,331,987	2,968,441	4,363,546	147.00
Private label	17,258,559	18,126,628	(868,069)	(4.79)

Total long-term investments	$30,804,497	$25,888,062	$4,916,435	18.99

As of June 30, 2008, total short-term investments were $13.0 billion, a decrease of $2.6 billion from December 31, 2007. This decrease was primarily the result of increased advances and long-term investments during the first six months of 2008, resulting in decreased amounts of liquidity as of June 30, 2008.

As of June 30, 2008, total long-term investments were $30.8 billion, an increase of $4.9 billion from December 31, 2007. Due to the increasing volume and availability of agency securities during the first six months of 2008, the Bank purchased $4.8 billion of GSE MBS and $2.7 billion of GSE debt obligations, primarily during the first quarter. These purchases were offset partially by $1.8 billion in proceeds received for pay-downs on the Bank’s MBS portfolio and $1.2 billion in proceeds from sales and maturities of the Bank’s trading securities during this same period.

The Finance Board limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank may not exceed 300 percent of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank attempts to maintain MBS investments at 295 percent to 300 percent of total capital. Management believes that these investment amounts help to maximize and stabilize earnings. These investments amounted to 296 percent and 262 percent of total capital plus mandatorily redeemable capital stock at June 30, 2008 and December 31, 2007, respectively. While the amount of MBS investments in 2007 was lower than management’s target due to the lack of attractive MBS securities available for purchase, this ratio has trended back towards target levels in the first half of 2008, although the Bank currently expects this ratio to return to 2007 levels due to current market conditions.

On March 24, 2008, the Finance Board passed a resolution authorizing the FHLBanks to increase their purchases of agency MBS, effective immediately. Pursuant to the resolution, the limit on MBS investment authority would increase from 300 percent of capital to 600 percent of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. The resolution requires an FHLBank to notify the Finance Board prior to its first acquisition under the expanded authority and include in its notification a description of the risk management principles underlying its purchases. The expanded authority is limited to Fannie Mae and Freddie Mac securities. The securities purchased under the increased authority must be backed by mortgages that were originated consistent with, and subsequent to, federal bank regulatory guidance on nontraditional and subprime mortgage lending. The expanded investment authority granted by this resolution will expire on March 31, 2010. At this time, the Bank does not plan to request permission to purchase MBS under the expanded investment authority.

Held-to-maturity securities are evaluated for impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments are impaired. The Bank would record an impairment charge when a held-to-maturity security has experienced an other-than-temporary decline in fair value, or its cost may not be recoverable. The Bank reviewed its held-to-maturity securities as of June 30, 2008 and has determined that all unrealized losses are temporary based on the creditworthiness of the issuers, the underlying collateral, as well as changes in interest rates. Management has concluded it is probable that the Bank will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, the Bank has the ability and the intent to hold such investments to maturity, at which time the unrealized losses will be recovered.

Mortgage Loans Held for Portfolio

As of June 30, 2008 the mortgage loan balance was $3.4 billion, a decrease of $101.1 million from December 31, 2007, and comprised 1.77 percent of the Bank’s total assets as of June 30, 2008, compared to 1.87 percent as of December 31, 2007. Mortgage loans purchased under MPP increased by $49.4 million during this period. The decrease in the Bank’s mortgage loan balance was due to the maturity of assets purchased primarily under the Mortgage Partnership Finance® Program (“MPF® Program”) and the Affordable Multifamily Participation Program (“AMPP”). In 2006, the Bank ceased purchasing assets under AMPP and in 2008, the Bank ceased purchasing assets under the MPF Program. As noted above under “Executive Summary—Business Outlook”, the Bank recently suspended acquisitions of mortgage loans under MPP.

As of June 30, 2008 and December 31, 2007, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 91.3 percent of the $193.2 billion in total assets at June 30, 2008, remaining relatively stable from the financing ratio of 90.3 percent as of December 31, 2007.

As of June 30, 2008, the Bank had outstanding consolidated bonds totaling $147.8 billion, compared to $142.2 billion as of December 31, 2007. Consolidated obligation bonds outstanding at June 30, 2008 and December 31, 2007 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $147.5 billion of consolidated obligation bonds outstanding as of June 30, 2008, $104.2 billion, or 70.6 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2007 was $102.7 billion, or 72.4 percent, of the par value of consolidated obligation bonds.

As of June 30, 2008, the Bank had outstanding consolidated discount notes totaling $28.5 billion, compared to $28.3 billion as of December 31, 2007. The 3.41 percent increase in consolidated obligations from December 31, 2007 to June 30, 2008 was due to an increase in the Bank’s advances and long-term investments.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $5.0 billion as of June 30, 2008, compared to $7.1 billion as of December 31, 2007.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2008.

Other Liabilities

The $330.5 million, or 10.3 percent, increase in other liabilities to $3.5 billion at June 30, 2008 from the balance at December 31, 2007 was due primarily to:

•	a $606.6 million increase in derivative liabilities due to the interaction of interest rates on associated derivatives;
•	a $254.3 million decrease in accrued interest payable; and
•	a $20.2 million decrease in mandatorily redeemable capital stock.

Capital and Retained Earnings

As of June 30, 2008, the Bank had total capital of $8.3 billion, an increase of $277.7 million, or 3.46 percent, from the balance at December 31, 2007. An increase in the Bank’s membership and advance balances that resulted in an increase in the Bank’s membership stock and activity-based stock was the primary factor causing the increase in the Bank’s total capital.

The FHLBank Act and Finance Board regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with the Finance Board’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of June 30, 2008		As of December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$1,475,180	$8,337,896	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.31%	4.00%	4.28%
Total regulatory capital*	$7,729,581	$8,337,896	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.47%	5.00%	6.42%
Leverage capital	$9,661,976	$12,506,844	$9,446,888	$12,120,499

*	Finance Board staff has indicated that mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $35.4 million and $55.5 million in mandatorily redeemable capital stock at June 30, 2008 and December 31, 2007, respectively.

As of June 30, 2008, the Bank had capital stock subject to mandatory redemption from 10 former members, consisting of B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of June 30, 2008 and December 31, 2007, the Bank’s activity-based stock included $18.8 million and $12.4 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

The Bank’s retained earnings balance decreased by $3.4 million from December 31, 2007 to June 30, 2008 in light of dividend payments to members for the quarter ended June 30, 2008 in accordance with the Bank’s Capital Management Policy.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2008 and 2007, and provides information regarding the changes during the periods (dollar amounts in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2008	2007

Net interest income	$240,623	$158,489	$82,134	51.82	$448,339	$316,834	$131,505	41.51

Other income (loss)	(64,722)	(4,359)	(60,363)	(1,384.79)	(86,642)	(7,988)	(78,654)	(984.65)

Other expense	27,934	26,782	1,152	4.30	54,749	50,882	3,867	7.60

Total assessments	39,302	34,067	5,235	15.37	81,487	69,014	12,473	18.07

Net income	108,670	93,242	15,428	16.55	225,311	189,039	36,272	19.19

Net income increased during the second quarter and first six months of 2008, compared to the same periods in 2007, as a result of an increase in net interest income partially offset by a decrease in other income during the periods.

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

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2008 and 2007 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under SFAS 133, the net interest income/expense associated with the derivative is included in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under SFAS 133 (“SFAS 133 non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest rate spread. There are also numerous amortizations associated with SFAS 133 basis adjustments that are reflected in net interest income, which affect interest rate spread. As noted in the tables below, during the second quarter and first six months of 2008, compared to the same periods in 2007, the interest rate spread increased by 13 basis points and six basis points, respectively. This increase was due to:

•	an increase in interest expense reclassified to other income for interest on stand-alone derivatives relating to trading securities as required under GAAP,
•	a reduction in SFAS 133 amortizing expense offsetting interest income,
•	an increase in SFAS 133 amortizing income offsetting interest expense, and
•	reduced interest expense in light of reduced funding costs for the Bank’s consolidated obligations.

Spread and Yield Analysis

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$10,843,097	$62,003	2.30%	$13,645,896	$181,943	5.35%
Interest-bearing deposits (3)	1,864,176	11,486	2.48%	1,115,569	14,991	5.39%
Long-term investments (1)	29,644,269	373,677	5.07%	23,174,357	295,113	5.11%
Advances	150,528,183	1,051,238	2.81%	102,150,880	1,381,695	5.43%
Mortgage loans held for portfolio (2)	3,475,992	46,382	5.37%	3,202,841	42,222	5.29%
Loans to other FHLBanks	3,791	21	2.23%	—	—	0.00%

Total interest-earning assets	196,359,508	1,544,807	3.16%	143,289,543	1,915,964	5.36%

Allowance for credit losses on mortgage loans	(1,000)			(647)
Other assets	2,619,228			2,672,727

Total assets	$198,977,736			$145,961,623

Liabilities and Capital
Demand and overnight deposits	$6,455,743	31,675	1.97%	$5,283,186	69,041	5.24%
Term deposits	—	—	—	7,881	103	5.24%
Other interest-bearing deposits (4)	29,020	161	2.23%	185,459	2,463	5.33%
Short-term borrowings	30,359,663	178,853	2.37%	6,115,154	79,085	5.19%
Long-term debt	147,490,616	1,092,957	2.98%	124,009,963	1,597,036	5.17%
Other borrowings	37,637	538	5.75%	738,154	9,747	5.30%

Total interest-bearing liabilities	184,372,679	1,304,184	2.84%	136,339,797	1,757,475	5.17%

Noninterest-bearing deposits	3,392			31,320
Other liabilities	6,084,794			3,406,494
Total capital	8,516,871			6,184,012

Total liabilities and capital	$198,977,736			$145,961,623

Net interest income and net yield on interest-earning assets		$240,623	0.49%		$158,489	0.44%

Interest rate spread			0.32%			0.19%

Average interest-earning assets to interest-bearing liabilities			106.50%			105.10%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	Interest-bearing deposits includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(4)	Other interest-bearing deposits includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Spread and Yield Analysis

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$9,860,137	$140,375	2.86%	$11,680,984	$309,772	5.35%
Interest-bearing deposits (3)	2,225,003	33,553	3.03%	911,107	24,409	5.40%
Long-term investments (1)	28,008,266	709,942	5.10%	23,319,375	592,870	5.13%
Advances	148,512,554	2,528,225	3.42%	102,173,534	2,750,862	5.43%
Mortgage loans held for portfolio (2)	3,503,854	93,209	5.35%	3,134,742	82,486	5.31%
Loans to other FHLBanks	3,929	50	2.56%	110	3	5.50%

Total interest-earning assets	192,113,743	3,505,354	3.67%	141,219,852	3,760,402	5.37%

Allowance for credit losses on mortgage loans	(975)			(708)
Other assets	2,759,599			2,623,068

Total assets	$194,872,367			$143,842,212

Liabilities and Capital
Demand and overnight deposits	$6,269,643	79,281	2.54%	$4,852,164	126,041	5.24%
Term deposits	—	—	0.00%	9,863	257	5.25%
Other interest-bearing deposits (4)	27,421	362	2.65%	163,937	4,330	5.33%
Short-term borrowings	29,966,635	449,886	3.02%	6,001,637	155,157	5.21%
Long-term debt	143,850,262	2,526,363	3.53%	122,499,251	3,138,729	5.17%
Other borrowings	38,438	1,123	5.88%	728,528	19,054	5.27%

Total interest-bearing liabilities	180,152,399	3,057,015	3.41%	134,255,380	3,443,568	5.17%

Noninterest-bearing deposits	11,996			27,677
Other liabilities	6,346,529			3,357,176
Total capital	8,361,443			6,201,979

Total liabilities and capital	$194,872,367			$143,842,212

Net interest income and net yield on interest-earning assets		$448,339	0.47%		$316,834	0.45%

Interest rate spread			0.26%			0.20%

Average interest-earning assets to interest-bearing liabilities			106.64%			105.19%

Notes

(1)	Trading securities are included in the Long-term investments line at fair value.
(2)	Nonperforming loans are included in average balances used to determine average rate.
(3)	Interest-bearing deposits includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(4)	Other interest-bearing deposits includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the second quarter and first six months of 2008, compared to the same periods in 2007, was primarily volume related.

Volume and Rate Table *

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 vs. 2007			2008 vs. 2007
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(31,725)	$(88,215)	$(119,940)	$(42,656)	$(126,741)	$(169,397)
Interest-bearing deposits in banks	7,045	(10,550)	(3,505)	23,393	(14,249)	9,144
Long-term investments	81,585	(3,021)	78,564	118,857	(1,785)	117,072
Advances	497,771	(828,228)	(330,457)	994,259	(1,216,896)	(222,637)
Mortgage loans held for portfolio	3,639	521	4,160	9,810	913	10,723
Loans to other FHLBanks	11	10	21	50	(3)	47

Total	558,326	(929,483)	(371,157)	1,103,713	(1,358,761)	(255,048)

Increase (decrease) in interest expense:
Demand and overnight deposits	12,814	(50,180)	(37,366)	29,966	(76,726)	(46,760)
Term deposits	(52)	(51)	(103)	(129)	(128)	(257)
Other interest-bearing deposits	(1,362)	(940)	(2,302)	(2,479)	(1,489)	(3,968)
Short-term borrowings	163,442	(63,674)	99,768	384,469	(89,740)	294,729
Long-term debt	262,793	(766,872)	(504,079)	485,710	(1,098,076)	(612,366)
Other borrowings	(9,952)	743	(9,209)	(19,929)	1,998	(17,931)

Total	427,683	(880,974)	(453,291)	877,608	(1,264,161)	(386,553)

Increase (decrease) in net interest income	$130,643	$(48,509)	$82,134	$226,105	$(94,600)	$131,505

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

The table below outlines the overall effect of hedging activities on net interest income and other income (loss) related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net interest income	$240,623	$158,489	$448,339	$316,834

Interest components of hedging activities included in net interest income:
Hedging advances	$(438,978)	$155,486	$(535,661)	$314,717
Hedging consolidated obligations	287,957	(98,558)	409,072	(218,325)
Hedging related amortization	16,076	(8,258)	13,097	(14,773)

Net (decrease) increase in net interest income	$(134,945)	$48,670	$(113,492)	$81,619

Interest components of derivative activity included in other income (loss):
Purchased options	$8,037	$325	$9,588	$654
Synthetic macro funding	(8,130)	(2,202)	(13,820)	(4,566)
Trading securities	(37,756)	(4,246)	(52,014)	(9,035)
Other	18	26	41	52

Net decrease in other income (loss)	$(37,831)	$(6,097)	$(56,205)	$(12,895)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net losses on trading securities and net gains (losses) on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2008	2007		2008	2007
Other Income (Loss):

Service fees	$588	$656	$(68)	$1,260	$1,330	$(70)

Net losses on trading securities	(188,626)	(77,733)	(110,893)	(82,038)	(72,815)	(9,223)

Net gains (losses) on derivatives and hedging activities	123,122	72,240	50,882	(5,920)	62,918	(68,838)

Other	194	478	(284)	56	579	(523)

Total other loss	$(64,722)	$(4,359)	$(60,363)	$(86,642)	$(7,988)	$(78,654)

The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the second quarter and the first six months of 2008 and 2007 was offset by market-value changes in the related derivatives. The overall changes in other income (loss) for the second quarter and first six months of 2008, compared to the same periods in 2007, were caused primarily by the adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities).

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of SFAS 133 non-qualifying hedges in the net gains (losses) on derivatives and hedging activities classification. The following table details each of the components of net gains (losses) on derivatives and hedging activities (in thousands):

Net Gains (Losses) on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
For the Three Months Ended June 30, 2008
Interest-related	$—	$(93)	$(37,756)	$—	$—	$—	$18	$(37,831)

SFAS 133 qualifying fair value hedges	(22,353)	—	—	—	11,236	(784)	—	(11,901)

SFAS 133 non-qualifying fair value hedges	—	(20,267)	193,499	(238)	—	—	(140)	172,854

Total (losses) gains	$(22,353)	$(20,360)	$155,743	$(238)	$11,236	$(784)	$(122)	$123,122

For the Three Months Ended June 30, 2007
Interest-related	$—	$(1,877)	$(4,246)	$—	$—	$—	$26	$(6,097)

SFAS 133 qualifying fair value hedges	3,859	—	—	—	(6,773)	—	—	(2,914)

SFAS 133 non-qualifying fair value hedges	—	2,291	79,295	(298)	—	—	(37)	81,251

Total gains (losses)	$3,859	$414	$75,049	$(298)	$(6,773)	$—	$(11)	$72,240

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
For the Six Months Ended June 30, 2008
Interest-related	$—	$(4,232)	$(52,014)	$—	$—	$—	$41	$(56,205)

SFAS 133 qualifying fair value hedges	(10,163)	—	—	—	4,311	(1,230)	—	(7,082)

SFAS 133 non-qualifying fair value hedges	—	(5,058)	62,558	(146)	—	—	13	57,367

Total (losses) gains	$(10,163)	$(9,290)	$10,544	$(146)	$4,311	$(1,230)	$54	$(5,920)

For the Six Months Ended June 30, 2007
Interest-related	$—	$(3,912)	$(9,035)	$—	$—	$—	$52	$(12,895)

SFAS 133 qualifying fair value hedges	9,924	—	—	—	(3,576)	—	—	6,348

SFAS 133 non-qualifying fair value hedges	—	996	68,824	(293)	—	—	(62)	69,465

Total gains (losses)	$9,924	$(2,916)	$59,789	$(293)	$(3,576)	$—	$(10)	$62,918

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Non-interest Expense

Non-interest expense during the second quarter and first six months of 2008 increased 10.5 percent and 13.6 percent, respectively, compared to the same periods in 2007. The increase during the periods was due primarily to increased AHP and REFCORP assessments. The REFCORP assessment is established as a fixed percent of GAAP net income, and the AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity).

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Board regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. The Bank was in compliance with these requirements at June 30, 2008, although at times it did not meet its 90-day debt service goal during the quarter ended June 30, 2008 due to an increased reliance on discount notes and other short-term debt because of their attractive pricing.

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which enjoy government-sponsored enterprise status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for a long period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks have experienced disruptions in investor demand for consolidated obligation bonds since mid- July 2008. However, during this time, the FHLBanks increased their issuance of short-term discount notes at acceptable costs as an alternative.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the Housing Act, the Secretary of Treasury has the authority, at his or her discretion, to purchase consolidated obligations, subject to the general federal debt ceiling limits. Previously, the FHLBank Act had authorized the Secretary of Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this latter authority have been outstanding since 1977 and the Bank has no immediate plans to request the Treasury to exercise the authority under the Housing Act.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all of the consolidated obligations issued by the Office of Finance on behalf of the FHLBanks
•	The Bank has outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Board. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2008 or December 31, 2007. As of June 30, 2008, the FHLBanks had $1.3 trillion in aggregate par value of consolidated obligations issued and outstanding, $176.1 billion of which was attributable to the Bank.

As of June 30, 2008, the Bank had outstanding standby letters of credit of approximately $7.8 billion with original terms of less than three months to 15 years, with the longest final expiration in 2022. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of June 30, 2008.

Contractual Obligations

As of June 30, 2008, there has not been a material change in the Bank’s contractual obligations reported in the Bank’s Form 10-K.

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

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are the Bank’s principal source of credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and the quality and value of the assets members pledge as eligible collateral.

On June 27, 2008, the Bank implemented a new credit risk rating system for its members, eliminating its credit and collateral matrix that had categorized members in a matrix of one to four, and established a revised process for credit underwriting and monitoring. The new credit rating system primarily focuses on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in categories eight through 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral. The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings (dollar amounts in thousands):

	As of June 30, 2008
Rating	Number of Borrowers		Outstanding Advances
1-4	2	03	$8,699,040
5-7	4	27	62,919,884
8	1	39	16,369,958
9		90	51,379,489
10		30	1,152,768

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30.0 percent. Credit limits in excess of 30.0 percent must be approved by the Bank’s Credit and Collateral Committee. The Bank’s maximum allowable credit limit is 50.0 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion.

Each borrower must maintain a collateral maintenance level of qualifying collateral that, when discounted to the lendable collateral value (“LCV”), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. Borrowers with a credit risk rating of nine or 10 currently must maintain higher collateral maintenance levels. The LCV is the value that the Bank assigns to qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The following table provides information about the types of collateral held for the Bank’s advances (dollar amounts in thousands):

	Total Par Value of Outstanding Advances	Discounted Value of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)

As of June 30, 2008	$140,571,506	$246,817,005	61.5	13.2	25.3

As of December 31, 2007	140,229,705	227,230,433	67.4	11.8	20.8

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2008.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including federal funds sold and MBS. However, the Bank has never suffered a credit loss in its investment portfolio and based upon information currently available, does not anticipate any material losses in its investment portfolio in the future.

The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Finance Board regulations with respect to term limits and eligible counterparties. The Bank’s Risk Management Policy (“RMP”) permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private label MBS, including collateralized mortgage obligations and real estate mortgage-investment conduits, rated AAA by S&P or Aaa by Moody’s at the time of purchase. As of June 30, 2008 and December 31, 2007, each MBS owned by the Bank held one of these ratings. As of June 30, 2008, a substantial portion of the Bank’s MBS portfolio consisted of private label MBS. The MBS securities purchased by the Bank attain triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of July 24, 2008, while each MBS owned by the Bank continued to hold a triple-A rating, six private label MBS totaling approximately $609.1 million at June 30, 2008 were on rating watch negative by Fitch. Due to the high level of credit support associated with these investments and based upon information currently available, the Bank does not expect any material credit losses on its MBS at this time.

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

The Bank experienced a decrease in the market value of unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $10.6 billion at December 31, 2007 to $9.5 billion as of June 30, 2008. As of June 30, 2008, the Bank had unsecured credit exposure to four non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank had unsecured credit exposure to two counterparties in excess of five percent but less than 10 percent of total unsecured credit exposure.

Derivatives

Derivative transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows the regulatory requirements of the Finance Board, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, a nationally recognized statistical ratings organization or “NRSRO”, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of June 30, 2008, the Bank had $236.2 billion in total notional amount of derivatives outstanding compared to $222.9 billion at December 31, 2007. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of June 30, 2008, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 30 counterparties. The remaining amount of derivative transactions were with members of the Bank. Of these 30 counterparties, there were four, Goldman Sachs Group, Inc., JP Morgan Chase Bank N.A., Deutsche Bank AG and Lehman Brothers Holdings Inc., that each represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America N.A., Rabobank Netherland, Royal Bank of Canada, and Salomon Swapco that each represented more than 10 percent of the Bank’s net exposure. Each of these named counterparties had a credit rating of A or better at June 30, 2008.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of June 30, 2008

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$835,635	$5,649	$—	$5,649

AA	168,039,919	32,823	—	32,823

A	65,463,350	6,260	—	6,260

BBB	693,980	—	—	—

Member institutions*	1,198,888	996	—	—

Delivery commitments*	3,113	4	—	—

Total derivatives	$236,234,885	$45,732	$—	$44,732

* Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement , and held by the member institution for the benefit of the Bank.

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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution (“PFI”). These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of June 30, 2008, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs; at that date, seven of the eight providers were rated single A or better. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of June 30, 2008.

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

Fair values play an important role in the valuation of certain of the assets, liabilities and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available, even in situations in which trading volume may be low when compared with prior periods as has been the case during the current market disruption. If quoted market prices or market-based prices are not available, the Bank determines fair values based on valuation models that use discounted cash flows, using market estimates of interest rates and volatility.

Valuation models and their underlying assumptions are based on the best estimates of management of the Bank with respect to:

•	market indices (primarily LIBOR);
•	discount rates;
•	prepayments;
•	market volatility; and
•	other factors, including default and loss rates.

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

As of June 30, 2008, the Bank does not carry any financial assets or liabilities at fair value based on unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 10 to the financial statements.

A description of the Bank’s other critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Adopted and Issued Accounting Standards

SFAS 157 was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Bank adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the Bank’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 10 to the financial statements.

SFAS 159, issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since the Bank did not elect the fair value option for any existing asset or liability. In addition, the Bank did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through June 30, 2008.

FSP FIN 39-1, issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized below (in thousands):

	Before Adoption	Effect of Adoption	After Adoption
Interest-bearing deposits	$1,608,573	$(805,170)	$803,403
Accrued interest receivable	828,004	(3,189)	824,815
Derivative assets	43,048	(9)	43,039
Total assets	189,746,132	(808,368)	188,937,764
Accrued interest payable	1,460,122	(9)	1,460,113
Derivative liabilities	2,113,491	(808,359)	1,305,132
Total liabilities	181,723,896	(808,368)	180,915,528
Total liabilities and capital	189,746,132	(808,368)	188,937,764

Issue E23, issued in January 2008, amends SFAS 133 explicitly to permit the use of the shortcut method for those hedging relationships in which (a) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (b) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

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

SFAS No. 162, issued in May 2008, identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing standards contained in AU Section 411, The Meaning of ‘Present Fairly in Conformity With Generally Accepted Accounting Principles. The Bank does not believe that the adoption of SFAS 162 will have a material effect on the Bank’s financial condition or results of operations.

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

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The categories “Fair value hedges” represent hedge strategies for which hedge accounting is achieved. The category “SFAS 133 non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP. The table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

	As of June 30, 2008		As of December 31, 2007
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$112,894,866	$(2,571,543)	$108,404,411	$(2,687,295)
SFAS 133 non-qualifying hedges	1,843,650	5,437	789,150	(7,861)

Total	114,738,516	(2,566,106)	109,193,561	(2,695,156)

Investments:
SFAS 133 non-qualifying hedges	12,365,576	(234,653)	8,281,248	(216,207)

Total	12,365,576	(234,653)	8,281,248	(216,207)

MPF/MPP loans:
Stand alone delivery commitments	3,113	4	9,309	41

Total	3,113	4	9,309	41

Consolidated obligation bonds:
Fair value hedges	92,392,424	498,713	97,244,433	651,605
SFAS 133 non-qualifying hedges	11,805,000	(9,010)	5,464,500	(2,552)

Total	104,197,424	489,703	102,708,933	649,053

Consolidated obligation discount notes:
Fair value hedges	2,532,481	1,819	1,494,799	3,789

Total	2,532,481	1,819	1,494,799	3,789

Intermediary positions:
Intermediaries	2,397,775	79	1,179,667	103

Total	2,397,775	79	1,179,667	103

Total notional and fair value	$236,234,885	$(2,309,154)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(2,309,154)		$(2,258,377)
Accrued interest		172,770		187,934
Cash collateral held by counterparty—assets		270,377		808,359
Cash collateral held from counterparty—liabilities		(17)		(9)

Net derivative balance		$(1,866,024)		$(1,262,093)

Net derivative assets balance		$45,715		$43,039
Net derivative liabilities balance		(1,911,739)		(1,305,132)

Net derivative balance		$(1,866,024)		$(1,262,093)

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

Bank policy requires the Bank to maintain its effective duration of equity within a range of +60 months to –60 months, assuming current interest rates, and within a range of +84 months to –84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points. The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy.

Effective Duration Exposure
(In months)

	As of June 30, 2008			As of December 31, 2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	7.4	8.2	5.5	5.3	5.6	3.4
Liabilities	6.3	6.1	5.3	5.3	5.2	5.0
Equity	38.9	59.8	10.9	4.1	14.6	(36.9)
Effective duration gap	1.1	2.1	0.2	0.0	0.4	(1.6)

*	The “down 200 basis points” scenario shown above as of June 30, 2008 is considered to be a “constrained parallel shock” to prevent the possibility of negative interest rates when a designated low-rate environment exists, as currently recommended by the Finance Board.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the level of interest rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and may be required to make manual adjustments to the Bank’s models in response to rapid changes in economic conditions. As previously reported by the Bank, during the first quarter of 2008 the Bank’s mortgage prepayment model used to help calculate its effective duration of equity was affected significantly by the ongoing disruptions in the mortgage market. During the second quarter of 2008, in connection with current capital market conditions, the Bank implemented refinements to the mortgage prepayment model to more accurately reflect the private label MBS prepayment characteristics.

Management believes that the Bank’s effective duration of equity has lengthened and its duration gap has widened since December 31, 2007 because of the liquidity difficulties in the mortgage market. The lack of liquidity has lead to lower security prices, which has the effect of lengthening the effective duration of the Bank’s MBS. The Bank believes that if this liquidity effect were removed from its duration model, the Bank’s effective duration of equity would have been significantly lower at June 30, 2008.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of June 30, 2008.

Additional Effective Duration Exposure Scenarios
(In months)

	As of June 30, 2008
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	7.9	8.1	8.2	8.2	7.9	7.1	6.0
Liabilities	6.3	6.3	6.2	6.1	5.9	5.6	5.4
Equity	49.7	54.6	59.9	59.8	55.6	43.5	21.2
Effective duration gap	1.6	1.8	2.0	2.1	2.0	1.5	0.6

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital increased by $277.7 million from December 31, 2007 to June 30, 2008, the market value of equity remained relatively stable, increasing by $58.0 million during this same period. The difference is attributable to the decline in MBS prices relative to other fixed income securities.

Market Value Equity
(In millions)

	As of June 30, 2008			As of December 31, 2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$188,543	$191,081	$193,156	$186,394	$188,114	$189,524
Liabilities	181,711	183,609	185,202	179,075	180,700	182,212
Equity	6,832	7,472	7,954	7,319	7,414	7,312

*	The “down 200 basis points” scenario shown above as of June 30, 2008 is considered to be a “constrained non-parallel shock” to prevent the possibility of negative interest rates when a designated low-rate environment exists, as currently recommended by the Finance Board.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

As of June 30, 2008, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

During the second quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

On April 10, 2008, S&P announced that it had placed FHLBank Chicago on credit watch with negative implications. Additionally, on April 8, 2008, Moody’s announced that it had revised its outlook on the FHLBank of Chicago’s subordinated notes to negative from stable. On July 21, 2008, FHLBank Chicago furnished a Current Report on Form 8-K with the SEC stating that it expected to record a $74 million net loss for the second quarter of 2008, compared to a $78 million loss for the first quarter of 2008. On July 24, 2008, FHLBank Chicago furnished a Current Report on Form 8-K with the SEC stating that the Finance Board and FHLBank Chicago’s board of directors had agreed to an amendment to FHLBank Chicago’s Consent Order to Cease and Desist to allow its members to redeem new incremental purchases of capital stock tied to increased levels of borrowing through advances. The Bank is continuing to monitor these developments.

To date, no FHLBank has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

The Bank faces competition for loan demand, which could have an adverse effect on earnings.

The Bank’s primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks or the Federal Reserve. Although the effect on the Bank’s advance volume has been negligible, the Federal Reserve currently is making more credit available to banks through its discount window than in prior periods. The Bank’s members have access to alternative funding sources, which may offer more favorable terms on their loans than the Bank does on its advances, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

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

Federal Home Loan Bank of Atlanta

Date: August 11, 2008	By:	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and Chief Executive Officer

	By:	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and Chief Financial Officer