Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Atlanta
filed 2008-11-14
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2008, was 90,134,877.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$7,961	$18,927
Interest-bearing deposits	3,059	3,403
Federal funds sold	16,775,100	14,835,000
Trading securities (includes $439,725 and $592,065 pledged as collateral as of September 30, 2008 and December 31, 2007, respectively, that may be repledged and includes other FHLBanks’ bonds of $280,853 and $284,542 as of September 30, 2008 and December 31, 2007, respectively)	4,233,093	4,627,545
Held-to-maturity securities, net (fair value of $21,179,270 and $21,577,379 as of September 30, 2008 and December 31, 2007, respectively)	23,893,355	22,060,517
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $861 and $846 as of September 30, 2008 and December 31, 2007, respectively	3,337,109	3,526,582
Advances, net	164,285,082	142,867,373
Accrued interest receivable	757,799	824,815
Premises and equipment, net	28,771	30,652
Derivative assets	248,663	43,039
Other assets	148,628	99,911

TOTAL ASSETS	$213,718,620	$188,937,764

LIABILITIES
Deposits:
Interest-bearing	$7,946,985	$7,115,183
Noninterest-bearing	—	19,844

Total deposits	7,946,985	7,135,027

Securities sold under agreements to repurchase	259,414	—
Consolidated obligations, net:
Discount notes	55,512,638	28,347,939
Bonds	138,634,570	142,237,042

Total consolidated obligations, net	194,147,208	170,584,981

Mandatorily redeemable capital stock	35,454	55,538
Accrued interest payable	1,171,472	1,460,113
Affordable Housing Program	138,299	156,184
Payable to REFCORP	—	30,681
Derivative liabilities	828,641	1,305,132
Other liabilities	133,064	187,872

Total liabilities	204,660,537	180,915,528

Commitments and contingencies (Note 11)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 14,661 and 12,900 as of September 30, 2008 and December 31, 2007, respectively	1,466,138	1,289,973
Subclass B2 issued and outstanding shares: 72,342 and 62,660 as of September 30, 2008 and December 31, 2007, respectively	7,234,192	6,266,043

Total capital stock Class B putable	8,700,330	7,556,016
Retained earnings	360,307	468,779
Accumulated other comprehensive loss	(2,554)	(2,559)

Total capital	9,058,083	8,022,236

TOTAL LIABILITIES AND CAPITAL	$213,718,620	$188,937,764

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

INTEREST INCOME
Advances	$1,040,858	$1,669,241	$3,566,369	$4,419,063
Prepayment fees on advances, net	714	169	3,428	1,209
Interest-bearing deposits	1,846	1,007	24,753	2,808
Federal funds sold	76,584	222,679	216,959	532,451
Trading securities	80,073	66,461	226,567	199,269
Held-to-maturity securities	303,680	248,055	877,774	730,725
Mortgage loans held for portfolio	45,331	45,514	138,540	128,000
Loans to other FHLBanks	27	44	77	47

Total interest income	1,549,113	2,253,170	5,054,467	6,013,572

INTEREST EXPENSE
Consolidated obligations:
Discount notes	237,442	202,660	687,187	357,494
Bonds	1,049,116	1,779,371	3,575,479	4,918,100
Deposits	23,051	78,043	102,694	208,671
Loans from other FHLBanks	1	4	13	33
Securities sold under agreements to repurchase	1,324	2,242	1,324	14,550
Mandatorily redeemable capital stock	268	3,450	1,391	10,196
Other borrowings	50	155	179	449

Total interest expense	1,311,252	2,065,925	4,368,267	5,509,493

NET INTEREST INCOME	237,861	187,245	686,200	504,079
(Reversal) provision for credit losses on mortgage loans held for portfolio	(135)	161	15	72

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	237,996	187,084	686,185	504,007

OTHER INCOME (LOSS)
Service fees	539	562	1,799	1,892
Net gains (losses) on trading securities	31,070	92,538	(50,968)	19,723
Realized loss on held-to-maturity securities	(87,344)	—	(87,344)	—
Net losses on derivatives and hedging activities	(45,299)	(72,816)	(51,219)	(9,898)
Other	(129)	(8)	(73)	571

Total other (loss) income	(101,163)	20,276	(187,805)	12,288

OTHER EXPENSE
Compensation and benefits	15,668	14,525	47,966	44,519
Other operating expenses	10,751	8,351	27,100	23,407
Finance Agency	1,480	1,252	4,665	3,755
Office of Finance	852	814	3,090	2,601
Provision for credit losses on receivable	170,486	—	170,486	—
Other	321	814	1,001	2,356

Total other expense	199,558	25,756	254,308	76,638

(LOSS) INCOME BEFORE ASSESSMENTS	(62,725)	181,604	244,072	439,657

Affordable Housing Program	(5,093)	15,177	20,066	36,931
REFCORP	(11,526)	33,285	44,801	80,545

Total assessments	(16,619)	48,462	64,867	117,476

NET (LOSS) INCOME	$(46,106)	$133,142	$179,205	$322,181

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637

Issuance of capital stock	46,211	4,621,099	—	—	4,621,099

Repurchase/redemption of capital stock	(29,028)	(2,902,824)	—	—	(2,902,824)

Net shares reclassified to mandatorily redeemable capital stock	(774)	(77,356)	—	—	(77,356)

Comprehensive income:

Net income	—	—	322,181	—	322,181

Other comprehensive loss:

Benefit plans:

Amortization of net loss	—	—	—	780	780

Amortization of net prior service credit	—	—	—	(544)	(544)

Amortization of net transition obligation	—	—	—	30	30

Total comprehensive income	—	—	—	—	322,447

Cash dividends on capital stock	—	—	(268,572)	—	(268,572)

BALANCE, SEPTEMBER 30, 2007	74,127	$7,412,717	$459,985	$(4,271)	$7,868,431

BALANCE, DECEMBER 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

Issuance of capital stock	46,112	4,611,210	—	—	4,611,210

Repurchase/redemption of capital stock	(34,434)	(3,443,391)	—	—	(3,443,391)

Net shares reclassified to mandatorily redeemable capital stock	(235)	(23,505)	—	—	(23,505)

Comprehensive income:

Net income	—	—	179,205	—	179,205

Other comprehensive loss:

Benefit plans:

Amortization of net loss	—	—	—	515	515

Amortization of net prior service credit	—	—	—	(542)	(542)

Amortization of net transition obligation	—	—	—	32	32

Total comprehensive income	—	—	—	—	179,210

Cash dividends on capital stock	—	—	(287,677)	—	(287,677)

BALANCE, SEPTEMBER 30, 2008	87,003	$8,700,330	$360,307	$(2,554)	$9,058,083

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$179,205	$322,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	153,977	118,691
Net premiums and discounts on investments	(9,575)	(3,986)
Net premiums and discounts on mortgage loans	744	(669)
Concessions on consolidated obligations	39,388	23,526
Net deferred loss on derivatives	247	231
Premises and equipment	2,202	1,847
Capitalized software	3,522	3,384
Other	6,457	(8,664)
Provision for credit losses on mortgage loans held for the portfolio	15	72
Provision for credit losses on receivable	170,486	—
Net realized gains from redemption of held-to-maturity securities	(401)	—
Realized loss on held-to-maturity securities	87,344	—
Gain due to early extinguishment of debt	—	(234)
Loss on disposal of capitalized software	322	—
Gain due to change in net fair value adjustment on derivative and hedging activities	(853,825)	(316,585)
Fair value adjustment on trading securities	87,161	(19,723)
Settlement of derivative transactions with trading securities	840,589	—
Net change in:
Accrued interest receivable (excluding derivative accrued interest)	69,285	(84,372)
Other assets	(217,353)	(8,322)
Affordable Housing Program liability	(18,167)	16,646
Accrued interest payable (excluding derivative accrued interest)	(288,644)	256,377
Payable to REFCORP*	(42,207)	9,679
Other liabilities	184	16,150

Total adjustments	31,751	4,048

Net cash provided by operating activities	210,956	326,229

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,251,151)	(36,878)
Federal funds sold	(1,940,100)	(10,520,000)
Deposits with other FHLBanks	344	1,458
Trading Securities:
Proceeds from sales	1,900,000	—
Proceeds from maturities	550,000	—
Purchases	(2,978,941)	—
Held-to-maturity securities:
Net change in short-term	800,000	8,000
Proceeds	2,690,512	2,173,219
Purchases	(5,405,075)	(3,123,199)
Advances:
Proceeds from principal collected	135,095,543	130,542,484
Made	(156,253,231)	(167,285,569)
Mortgage loans held for portfolio:
Proceeds from principal collected	354,417	292,794
Purchases	(165,290)	(794,094)
Capital expenditures:
Purchase of premises and equipment	(372)	(1,177)
Purchase of software	(3,900)	(2,307)

Net cash used in investing activities	(26,607,244)	(48,745,269)

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30,
	2008	2007
FINANCING ACTIVITIES
Net change in:
Deposits	811,958	1,092,011
Securities sold under agreement to repurchase	259,414	(500,000)
Net proceeds on derivative contracts with financing element	945,338	—
Proceeds from issuance of consolidated obligations:
Discount notes	269,256,294	601,880,639
Bonds	95,512,887	81,327,796
Payments for debt issuance costs	(29,614)	(20,368)
Payments for maturing and retiring consolidated obligations:
Discount notes	(242,112,421)	(576,251,056)
Bonds	(99,040,105)	(60,465,616)
Proceeds from issuance of capital stock	4,611,210	4,621,099
Payments for repurchase/redemption of capital stock	(3,443,391)	(2,902,824)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(43,589)	(122,483)
Cash dividends paid	(342,659)	(256,762)

Net cash provided by financing activities	26,385,322	48,402,436

Net decrease in cash and cash equivalents	(10,966)	(16,604)

Cash and cash equivalents at beginning of the period	18,927	28,671

Cash and cash equivalents at end of the period	$7,961	$12,067

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$3,947,579	$4,853,316

AHP assessments paid, net	$37,951	$20,410

REFCORP assessments paid	$87,008	$70,866

Noncash investing and financing activities:
Dividends declared but not paid	$58,946	$99,019

Net shares reclassified to mandatorily redeemable capital stock	$23,505	$77,356

Held-to-maturity securities acquired with accrued liabilities	$—	$149,997

*	Payable to REFCORP includes the net change in the REFCORP receivable/payable.

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

Descriptions of the significant accounting policies of the Bank are included in Note 1 to the 2007 audited financial statements. There have been no material changes to these policies as of September 30, 2008.

Reclassifications. Certain amounts in the prior-year financial statements have been reclassified to conform to the current presentation.

In particular, in accordance with FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), the Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. For more information related to FSP FIN 39-1, see Note 2 to these financial statements.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”), and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, (“SFAS 115”), cash flows from trading securities (which include securities for which an entity has elected the fair value option) should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities. On a retroactive basis, beginning in the first quarter of 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the statement of cash flows as operating activities. For more information on SFAS 159, see Note 2 to these financial statements.

During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certificates of deposit, previously reported as interest-bearing deposits, to present them appropriately as held-to-maturity securities in its statements of condition and income based on the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets or net interest income and net income and was not material to the previously issued financial statements.

The effects of the above reclassifications on the Bank’s prior year financial statements were as follows (in thousands):

	Statement of Condition As of December 31, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Assets:
Interest-bearing deposits (a)	$1,608,573	$(805,170)	$—	$(800,000)	$3,403
Held-to-maturity securities	21,260,517	—	—	800,000	22,060,517
Accrued interest receivable	828,004	(3,189)	—	—	824,815
Derivative assets	43,048	(9)	—	—	43,039
Total assets	189,746,132	(808,368)	—	—	188,937,764
Liabilities:
Accrued interest payable	1,460,122	(9)	—	—	1,460,113
Derivative liabilities	2,113,491	(808,359)	—	—	1,305,132
Total liabilities	181,723,896	(808,368)	—	—	180,915,528
Total liabilities and capital	189,746,132	(808,368)	—	—	188,937,764
(a) “As adjusted” amount represents deposits with other FHLBanks.
	Statement of Income Three Months Ended September 30, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Interest Income:
Interest-bearing deposits	$13,720	$—	$—	$(12,713)	$1,007
Held-to-maturity securities	235,342	—	—	12,713	248,055

	Statement of Income Nine Months Ended September 30, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Interest Income:
Interest-bearing deposits	$38,129	$—	$—	$(35,321)	$2,808
Held-to-maturity securities	695,404	—	—	35,321	730,725

	Statement of Cash Flows Nine Months Ended September 30, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Operating Activities:
Net change in trading securities	$(19,723)	$—	$19,723	$—	$—
Fair value adjustment on trading securities	—	—	(19,723)	—	(19,723)
Investing Activities:
Net change in interest-bearing deposits	(28,878)	—	—	(8,000)	(36,878)
Held-to-maturity securities:
Net change in short-term	—	—	—	8,000	8,000

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

SFAS 159, issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since the Bank did not elect the fair value option for any existing asset or liability. In addition, the Bank did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through September 30, 2008.

FSP FIN 39-1, issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized in Note 1 to the financial statements.

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

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), issued in May 2008, identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The Bank does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations.

FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”) was issued in September 2008. FSP 133-1 and FIN 45-4 amended

SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161. FSP 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. The Bank does not currently enter into credit derivatives, but does have guarantees: letters of credit and the joint and several liability on consolidated obligations of the 12 Federal Home Loan Banks (“FHLBanks”). FSP 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008. The Bank does not believe that the adoption of adoption of FSP 133-1 and FIN 45-4 will have a material effect on its financial statements or results of operations.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), issued in October 2008, clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS 157, the adoption of FSP FAS 157-3 had no effect on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Government-sponsored enterprises debt obligations	$3,938,084	$4,283,519
Other FHLBanks’ bonds	280,853	284,542
State or local housing agency obligations	14,156	59,484

Total	$4,233,093	$4,627,545

Net gains (losses) on trading securities during the three- and nine-month periods ended September 30, 2008 included net unrealized holding gains of $11.7 million and net unrealized holding losses of $40.7 million, respectively, compared to net unrealized holding gains of $92.5 million and $19.7 million for the same periods ended September 30, 2007, respectively.

Other FHLBanks’ Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of September 30, 2008	As of December 31, 2007
Other FHLBanks’ bonds:
FHLBank Dallas	$81,947	$83,525
FHLBank Chicago	69,605	70,345

	151,552	153,870
FHLBank TAP Program*	129,301	130,672

Total	$280,853	$284,542

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of September 30, 2008				As of December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$—	$—	$—	$—	$800,000	$70	$30	$800,040
State or local housing agency obligations	109,397	1,651	591	110,457	117,988	4,933	65	122,856
Mortgage-backed securities:
U.S. agency obligations-guaranteed	40,297	349	89	40,557	47,460	779	—	48,239
Government-sponsored enterprises	7,203,990	7,712	105,480	7,106,222	2,968,441	8,591	37,260	2,939,772
Private label	16,539,671	—	2,617,637	13,922,034	18,126,628	2,068	462,224	17,666,472

Total	$23,893,355	$9,712	$2,723,797	$21,179,270	$22,060,517	$16,441	$499,579	$21,577,379

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local housing agency obligations	$31,109	$591	$—	$—	$31,109	$591
Mortgage-backed securities:
U.S. agency obligations-guaranteed	16,278	89	—	—	16,278	89
Government-sponsored enterprises	5,323,241	71,215	1,011,652	34,265	6,334,893	105,480
Private label	6,444,807	1,269,940	7,275,213	1,347,697	13,720,020	2,617,637

Total	$11,815,435	$1,341,835	$8,286,865	$1,381,962	$20,102,300	$2,723,797

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$499,970	$30	$—	$—	$499,970	$30
State or local housing agency obligations	—	—	5,125	65	5,125	65
Mortgage-backed securities:
Government-sponsored enterprises	250,137	707	1,609,791	36,553	1,859,928	37,260
Private label	6,762,719	126,604	10,392,842	335,620	17,155,561	462,224

Total	$7,512,826	$127,341	$12,007,758	$372,238	$19,520,584	$499,579

Mortgage-Backed Securities. The Bank’s investments in mortgage-backed securities (“MBS”) consist of agency guaranteed securities and senior tranches of private label prime or Alt-A residential MBS. The Bank has increased exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. The Bank regularly requires high levels of credit enhancements from the structure of the collateralized mortgage obligation to reduce its risk of loss on such securities. Credit enhancements are defined as the percentage of subordinate tranches, overcollateralization, or excess spread, or the support of monoline insurance, if any, in a security structure that will absorb the losses before the security the Bank purchased will take a loss. The Bank does not purchase credit enhancements for its MBS from monoline insurance companies.

The Bank’s investments in private label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (“NRSRO”), such as Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), at purchase date. The “AAA”-rated securities achieve their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments to junior classes to ensure cash flows to the senior classes.

Other Than Temporary Impairment. The Bank had a total of 442 securities in an unrealized loss position, with total gross unrealized losses of $2.7 billion as of September 30, 2008. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be temporarily impaired.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and amount of the unrealized loss; and any credit enhancements or insurance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive all of the contractual cash flows as scheduled.

Based on the Bank’s impairment analysis as of September 30, 2008, the Bank recognized an other-than-temporary impairment loss of $87.3 million related to three private label MBS in its held-to-maturity securities portfolio. This other-than-temporary impairment loss is reported in the Statements of Income as “Realized loss on held-to-maturity securities.” These securities had a total amortized cost of $289.2 million and a fair value of $201.9 million at the time of impairment.

The remainder of the Bank’s held-to-maturity portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to collect all contractual cash flows and the Bank has the ability and intent to hold these investments to maturity and expects to collect all contractual cash flows as scheduled. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized, has sufficient liquidity and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability.

Note 5—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of September 30, 2008	As of December 31, 2007
Year of contractual maturity:
Overdrawn demand deposit accounts	$56	$18,219
Due in one year or less	42,861,883	34,062,503
Due after one year through two years	33,120,548	19,356,806
Due after two years through three years	27,359,984	22,684,160
Due after three years through four years	15,715,800	18,326,931
Due after four years through five years	10,418,757	16,430,434
Due after five years	31,901,023	29,350,652

Total par value	161,378,051	140,229,705
Discount on AHP advances	(14,023)	(13,461)
Discount on EDGE* advances	(13,249)	(14,091)
SFAS 133 hedging adjustments	2,937,901	2,667,120
Deferred commitment fees	(3,598)	(1,900)

Total	$164,285,082	$142,867,373

*	The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of September 30, 2008
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$56
Due or convertible in one year or less	64,128,659
Due or convertible after one year through two years	34,873,489
Due or convertible after two years through three years	27,426,313
Due or convertible after three years through four years	11,855,955
Due or convertible after four years through five years	9,072,106
Due or convertible after five years	14,021,473

Total par value	$161,378,051

The Bank has never experienced a credit loss on advances. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial conditions, and prior repayment history, management believes no allowance for credit losses on advances is necessary. No advance was past due as of September 30, 2008 or December 31, 2007.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of September 30, 2008	As of December 31, 2007
Par value of advances:
Fixed-rate	$125,606,676	$115,846,392
Variable-rate	35,771,375	24,383,313

Total	$161,378,051	$140,229,705

Note 6—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks. The FHLBanks Office of Finance (“Office of Finance”) tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of September 30, 2008	As of December 31, 2007
Par value of consolidated bonds:
Fixed-rate	$102,829,750	$112,134,915
Simple variable-rate	32,316,900	18,311,900
Step	2,328,000	8,951,550
Zero-coupon	434,060	659,060
Variable-rate that converts to fixed-rate	325,000	670,000
Variable-rate capped floater	120,000	908,000
Fixed-rate that converts to variable-rate	15,000	259,950
Inverse floating-rate	—	24,500

Total	$138,368,710	$141,919,875

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of September 30, 2008		As of December 31, 2007
	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Year of contractual maturity:
Due in one year or less	$72,931,765	2.91%	$62,826,705	4.56%
Due after one year through two years	23,309,145	3.53%	29,721,925	4.64%
Due after two years through three years	9,407,400	3.99%	14,448,245	4.63%
Due after three years through four years	4,549,850	4.50%	4,665,400	4.93%
Due after four years through five years	14,315,500	4.34%	7,851,500	5.06%
Due after five years	13,855,050	4.99%	22,406,100	5.08%

Total par value	138,368,710	3.49%	141,919,875	4.70%
Premiums	25,013		19,479
Discounts	(259,204)		(375,211)
SFAS 133 hedging adjustments	500,870		673,965
Deferred net losses on terminated hedges	(819)		(1,066)

Total	$138,634,570		$142,237,042

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of September 30, 2008	As of December 31, 2007
Par value of consolidated bonds:
Noncallable	$100,836,660	$71,188,475
Callable	37,532,050	70,731,400

Total	$138,368,710	$141,919,875

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of September 30, 2008
Year of contractual maturity or next call date:
Due or callable in one year or less	$93,030,315
Due or callable after one year through two years	23,036,645
Due or callable after two years through three years	6,814,400
Due or callable after three years through four years	854,350
Due or callable after four years through five years	5,675,500
Due or callable after five years	8,957,500

Total par value	$138,368,710

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Average Interest Rate
As of September 30, 2008	$55,512,638	$55,699,802	2.38%

As of December 31, 2007	$28,347,939	$28,514,466	4.23%

Note 7—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the regulatory capital rules and requirements of the Federal Housing Finance Agency (“Finance Agency”), successor to the Federal Housing Finance Board effective on July 30, 2008 (collectively, the “Regulator”), as shown in the following table (dollar amounts in thousands):

	As of September 30, 2008		As of December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,733,723	$9,096,091	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.26%	4.00%	4.28%
Total regulatory capital*	$8,548,745	$9,096,091	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.38%	5.00%	6.42%
Leverage capital	$10,685,931	$13,644,137	$9,446,888	$12,120,499

*	The Regulator has determined that mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $35.5 million and $55.5 million in mandatorily redeemable capital stock at September 30, 2008 and December 31, 2007, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the number of members that attained nonmember status and the number of nonmembers for which the Bank has completed the repurchase/redemption of mandatorily redeemable capital stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Beginning of period	10	11	11	9
Attainment of nonmember status	4	12	6	16
Repurchase/redemption during the period	(3)	(1)	(6)	(3)

End of period	11	22	11	22

The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$35,382	$226,511	$55,538	$215,705
Capital stock subject to mandatory redemption reclassified from equity during the period due to attainment of nonmember status	6,720	31,416	24,073	77,356
Capital stock no longer subject to redemption due to a nonmember becoming a member	—	—	(568)	—
Repurchase/redemption of mandatorily redeemable capital stock during the period	(6,648)	(87,349)	(43,589)	(122,483)

Balance, end of period	$35,454	$170,578	$35,454	$170,578

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date:

	As of September 30, 2008	As of December 31, 2007
Contractual year of redemption:
Due in one year or less	$4,322	$28,758
Due after one year through two years	1,462	786
Due after two years through three years	1,350	625
Due after three years through four years	8,499	3,600
Due after four years through five years	2,250	4,727
Due after five years	17,571	17,042

Total	$35,454	$55,538

Note 8—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$111	$200	$346	$600
Interest cost	141	150	421	450
Amortization of prior service credit	(34)	(32)	(90)	(94)
Amortization of net loss	93	150	288	450

Net periodic benefit cost	$311	$468	$965	$1,406

Components of the net periodic benefit cost for the Bank’s postretirement health benefit plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$70	$147	$213	$441
Interest cost	96	133	291	399
Amortization of net transition obligation	9	10	32	30
Amortization of prior service credit	(151)	(150)	(452)	(450)
Amortization of net loss	76	110	227	330

Net periodic benefit cost	$100	$250	$311	$750

Note 9—Derivatives and Hedging Activities

For accounting policies and additional information concerning derivatives and hedging activities, see Note 14 to the 2007 audited financial statements included in the Bank’s Form 10-K.

Net losses on derivatives and hedging activities were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Losses) gains related to fair-value hedge ineffectiveness	$(226,972)	$19,180	$(234,054)	$25,528
Gains (losses) on SFAS 133 non-qualifying hedges and other	181,673	(91,996)	182,835	(35,426)

Net losses on derivatives and hedging activities	$(45,299)	$(72,816)	$(51,219)	$(9,898)

The following table provides outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value hedges and stand alone derivatives that are SFAS 133 non-qualifying hedges (in thousands):

	As of September 30, 2008		As of December 31, 2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value hedges	$196,758,098	$(2,536,256)	$207,143,643	$(2,031,901)
SFAS 133 non-qualifying hedges	21,117,688	(287,634)	12,338,065	(263,429)
Interest-rate swaptions:
SFAS 133 non-qualifying hedges	500,000	25	115,000	10,823
Interest-rate caps/floors:
SFAS 133 non-qualifying hedges	2,820,000	10,778	3,260,000	25,980
Interest-rate futures/forwards:
SFAS 133 non-qualifying hedges	1,500	102	1,500	109
Mortgage delivery commitments:
SFAS 133 non-qualifying hedges	—	—	9,309	41

Total	$221,197,286	$(2,812,985)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(2,812,985)		$(2,258,377)
Accrued interest		175,773		187,934
Cash collateral held by counterparty - assets		968,683		808,359
Cash collateral held from counterparty - liabilities		1,088,551		(9)

Net derivative balances		$(579,978)		$(1,262,093)

Net derivative assets balance		$248,663		$43,039
Net derivative liabilities balance		(828,641)		(1,305,132)

Net derivative balances		$(579,978)		$(1,262,093)

The fair values of bifurcated embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of September 30, 2008	As of December 31, 2007
Host contract:
Advances	$4,366	$8,459
Callable bonds	—	408

Total	$4,366	$8,867

Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of September 30, 2008. The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives and master netting arrangements to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policy and Regulator regulations. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank. As of September 30, 2008, the Bank has not sold or repledged any such collateral.

As of September 30, 2008 and December 31, 2007, the Bank’s maximum credit risk, as defined above, was approximately $56.9 million and $43.0 million, respectively. These totals include $19.2 million and $11.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash and securities held and pledged to the Bank as collateral for derivatives were $23.6 million and $0 as of September 30, 2008 and December 31, 2007, respectively. Additionally, collateral with respect to derivatives with member institutions included collateral pledged to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Lehman Brothers Special Financing Inc. (“LBSF”) was a counterparty to the Bank on multiple derivative transactions documented under an International Swap Dealers Association, Inc. master agreement (the “Master Agreement”). Lehman Brothers Holdings Inc. (“Lehman”), the parent company of LBSF, is a credit support provider for these obligations of LBSF under such transactions. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, which is an event of default under the Master Agreement. On September 18, 2008, the Bank sent LBSF a notice identifying the occurrence of an event of default and designating September 19, 2008 as the early termination date in respect of all outstanding derivative transactions. On October 3, 2008, the Bank sent a settlement statement to LBSF notifying it of all amounts payable if, as permitted under the Master Agreement, the value of the collateral due to be returned to the Bank were netted against all other amounts due between the parties as a result of unwinding the derivative transactions, and demanding payment for that amount. See Note 13 for a discussion of the October 3, 2008 bankruptcy filing by LBSF.

In accordance with the Master Agreement, the net amount due to the Bank as a result of such excess collateral held by LBSF is approximately $189.4 million. Management evaluated this receivable in accordance with the guidance provided by SFAS No. 5, Accounting for Contingencies (“SFAS 5”), and related pronouncements. The Bank recorded a $170.5 million reserve based on management’s estimate of the probable amount that will be realized. The net receivable of $18.9 million is recorded in “Other assets” on the Statements of Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional relevant facts become available in future periods, the amount of the reserve may be adjusted accordingly.

Note 10—Estimated Fair Values

As discussed in Note 2 to the financial statements, the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, the Bank had not elected to measure any financial assets or liabilities using the fair value option under SFAS 159; therefore the adoption of SFAS 159 had no effect on the Bank’s financial condition or results of operations.

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

SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2008, the Bank did not carry any financial assets and liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2008, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2008, while the Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Bank did value certain financial assets, measured on a non-recurring basis, at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of September 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities	$—	$4,233,093	$—	$—	$4,233,093
Derivative assets	—	(839,888)	—	1,088,551	248,663

Total assets at fair value	$—	$3,393,205	$—	$1,088,551	$4,481,756

Liabilities
Derivative liabilities	$—	$(1,797,324)	$—	$968,683	$(828,641)

Total liabilities at fair value	$—	$(1,797,324)	$—	$968,683	$(828,641)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and/or out of Level 3 at fair value in the quarter in which the changes occur. There were no transfers of financial instruments carried at fair value, on a recurring basis, in or out of the Level 3 category during the nine months ended September 30, 2008.

Fair Value on a Nonrecurring Basis. The Bank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment). For the three- and nine-month periods ended September 30, 2008, the Bank recorded an other-than-temporary impairment loss of $87.3 million related to its held-to-maturity securities.

The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded, and the total change in value of these investment securities for which a fair value adjustment has been included in the Statements of Income (in thousands):

	As of September 30, 2008			Total (Loss) for the Three and Nine Months Ended September 30, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Held-to-maturity securities	$—	$—	$201,893	$(87,344)

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

Held-to-maturity securities. Certain held-to-maturity private label MBS whose fair values previously were determined by reference to prices obtained from third-party broker/dealers or pricing services were changed from a Level 2 classification to a Level 3 classification in the third quarter of 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude that the prices received from pricing services, which were derived from the third party’s proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Due to the reduced market activity for certain of the Bank’s held-to-maturity private label MBS, during the third quarter of 2008 the Bank also determined prices for these securities using a discounted cash flow approach. This discounted cash flow model used cash flows adjusted for credit factors calculated by a third party model and discounted at a rate incorporating interest-rate and market liquidity factors. Other significant inputs include loan default rates, prepayment speeds, and loss severity rates. Due to the unobservable nature of the inputs, the discounted cash flow model is classified as Level 3.

The Bank evaluated the reasonableness of the two above Level 3 indicators of prices for certain of its held-to-maturity MBS and determined that multiple inputs from different pricing sources would collectively provide the best evidence of fair value as of September 30, 2008. Therefore, the Bank determined fair value based on a weighted average of a third party pricing service and the internal discounted cash flow model. The Bank’s determination of fair value was primarily weighted towards the independent pricing service inputs due to the Bank’s historical use of such pricing service.

The estimated fair value of agency MBS and other held-to-maturity securities is determined based on market-based prices received from a third party pricing service, excluding accrued interest. The prices received from the third-party pricing service are generally non-binding. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. In obtaining such valuation information from third parties, the Bank generally evaluates the prices for reasonableness in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of September 30, 2008 and December 31, 2007. In accordance with the Regulator’s advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative assets and liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate, predominately LIBOR. The fair values are based on a AA credit rating, which is maintained through the use of collateral agreements.

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank, and each derivative counterparty, have bilateral collateral thresholds that take into account both the Bank’s and the Bank’s counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between it and its derivative counterparties was sufficiently mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at September 30, 2008 and December 31, 2007.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2008 and December 31, 2007. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

The carrying values and estimated fair values of the Bank’s financial instruments as of September 30, 2008 were as follows (in thousands):

2008 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$7,961	$—	$7,961
Interest-bearing deposits	3,059	—	3,059
Federal funds sold	16,775,100	43	16,775,143
Trading securities	4,233,093	—	4,233,093
Held-to-maturity securities	23,893,355	(2,714,085)	21,179,270
Mortgage loans held for portfolio, net	3,337,109	(15,905)	3,321,204
Advances, net	164,285,082	(614,424)	163,670,658
Accrued interest receivable	757,799	—	757,799
Derivative assets	248,663	—	248,663

Liabilities:
Deposits	(7,946,985)	371	(7,946,614)
Securities sold under agreements to repurchase	(259,414)	180	(259,234)
Consolidated obligations, net:
Discount notes	(55,512,638)	(4,250)	(55,516,888)
Bonds	(138,634,570)	1,129,321	(137,505,249)
Mandatorily redeemable capital stock	(35,454)	—	(35,454)
Accrued interest payable	(1,171,472)	—	(1,171,472)
Derivative liabilities	(828,641)	—	(828,641)

The carrying values and estimated fair values of the Bank’s financial instruments as of December 31, 2007 were as follows (in thousands):

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$18,927	$—	$18,927
Interest-bearing deposits	3,403	—	3,403
Federal funds sold	14,835,000	955	14,835,955
Trading securities	4,627,545	—	4,627,545
Held-to-maturity securities	22,060,517	(483,138)	21,577,379
Mortgage loans held for portfolio, net	3,526,582	(11,961)	3,514,621
Advances, net	142,867,373	14,669	142,882,042
Accrued interest receivable	824,815	—	824,815
Derivative assets	43,039	—	43,039

Liabilities:
Deposits	(7,135,027)	80	(7,134,947)
Consolidated obligations, net:
Discount notes	(28,347,939)	14,989	(28,332,950)
Bonds	(142,237,042)	(194,267)	(142,431,309)
Mandatorily redeemable capital stock	(55,538)	—	(55,538)
Accrued interest payable	(1,460,113)	—	(1,460,113)
Derivative liabilities	(1,305,132)	—	(1,305,132)

Note 11—Commitments and Contingencies

As described in Note 6, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Regulator, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $1.1 trillion and $1.0 trillion as of September 30, 2008 and December 31, 2007, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“Housing Act”). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Bank has provided the U.S. Treasury with a listing of collateral amounting to $24.8 billion, which provides for maximum borrowings of $21.5 billion.

The amount of collateral available can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, the Bank has not drawn on this available source of liquidity.

The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2008	As of December 31, 2007
Outstanding notional (in thousands)	$ 7,441,307	$ 6,443,273
Original terms	Less than three months to 15 years	Less than three months to 15 years
Final expiration year	2023	2022

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $23.2 million and $23.1 million as of September 30, 2008 and December 31, 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $0 and $9.3 million as of September 30, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2008 and December 31, 2007, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $439.7 million and $592.1 million, respectively, which can be sold or repledged by those counterparties.

At September 30, 2008, the Bank had committed to the issuance of $3.7 billion (par value) in consolidated obligation bonds, of which $3.7 billion were hedged with associated interest rate swaps, and $136.0 million (par value) in consolidated obligation discount notes. At December 31, 2007, the Bank had committed to the issuance of $50.0 million (par value) in consolidated obligation bonds and $1.7 billion (par value) in consolidated obligation discount notes. There were no related interest rate swaps associated with the issuance of these consolidated obligations.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

For a discussion of the loan loss reserve taken by the Bank related to the LBSF receivable, see Note 9.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Countrywide Bank, FSB (“Countrywide”), which held 22.7 percent of the Bank’s total regulatory capital stock as of September 30, 2008, was considered a related party. Total advances outstanding to Countrywide were $43.5 billion and $47.7 billion as of September 30, 2008 and December 31, 2007, respectively. Total deposits held in the name of Countrywide were $24.2 million and $2.5 billion as of September 30, 2008 and December 31, 2007, respectively. No mortgage loans were acquired from Countrywide during the nine-month periods ended September 30, 2008 and 2007. No mortgage-backed securities were acquired from Countrywide during the nine-month period ended September 30, 2008, compared to $860.2 million and $1.3 billion, respectively, during the three- and nine-month periods ended September 30, 2007.

Note 13—Subsequent Events

On October 3, 2008, the Bank filed suit in New York State Court against LBSF with respect to certain terminated derivative transactions. Later that same day, LBSF filed for bankruptcy protection, and the Bank’s action has now been stayed pursuant to applicable bankruptcy law.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the third quarter and first nine months of 2008 and 2007. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2007.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also purchases one-to-four family residential mortgage loans from members, makes grants and subsidized advances under the Affordable Housing Program (“AHP”), and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (“COs”) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank delivers competitively-priced credit to help its members meet the credit needs of their communities while historically paying members a competitive dividend.

Financial Condition

As of September 30, 2008, total assets were $213.7 billion, an increase of $24.8 billion, or 13.1 percent, from December 31, 2007. This increase was due primarily to an increase in advances, federal funds sold, and held-to-maturity securities. Advances, the largest asset on the Bank’s balance sheet, increased $21.4 billion, or 15.0 percent, during this same period due to increased demand for advances during the last month of the third quarter of 2008. Also during this period, federal funds sold increased by $1.9 billion, or 13.1 percent, in an effort by the Bank to increase its liquidity position and held-to-maturity securities increased by $1.8 billion, or 8.31 percent, due to the Bank’s purchase of agency MBS.

As of September 30, 2008, total liabilities were $204.7 billion, an increase of $23.7 billion, or 13.1 percent, from December 31, 2007. This increase was due primarily to a $23.6 billion, or 13.8 percent, increase in consolidated obligations. Consolidated obligation discount notes increased by $27.2 billion, or 95.8 percent, and consolidated obligation bonds decreased by $3.6 billion, or 2.53 percent, during this same period. Due to investors’ reluctance to buy longer-term debt obligations during the third quarter of 2008, the Bank issued large quantities of discount notes.

As of September 30, 2008, total capital was $9.1 billion, an increase of $1.0 billion, or 12.9 percent, from December 31, 2007, primarily as a result of an increase in the Bank’s capital stock. The Bank’s retained earnings were $360.3 million, a decrease of $108.5 million, or 23.1 percent, from December 31, 2007. The reduction in retained earning was due to the establishment of a $170.5 million reserve for a credit loss on a receivable due from Lehman Brothers Special Financing Inc. (“LBSF”), which declared bankruptcy on October 3, 2008, a $87.3 million other-than-temporary impairment loss on the Bank’s private label MBS, and a dividend of $58.9 million for the third quarter of 2008. The Bank continues to meet regulatory capital-to-assets ratios and liquidity requirements.

Results of Operations

The Bank recorded a net loss of $46.1 million for the third quarter of 2008, a decrease of $179.2 million from net income of $133.1 million for the third quarter of 2007. The Bank’s net income for the first nine months of 2008 was $179.2 million, a decrease of $143.0 million from net income of $322.2 million for the same period in 2007. The decrease in net income during the periods was due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense, and the recording of an other-than-temporary impairment loss of $87.3 million on the Bank’s private label MBS. The reserve for credit loss on the receivable represents 90.0 percent of the outstanding receivable, which is management’s best estimate of collectability. These amounts were offset partially by a $50.6 million and $182.1 million increase in net interest income during the third quarter and first nine months of 2008, respectively, resulting from higher average advances and MBS balances, and an increase in interest rate spread, during the periods.

The Bank attempts to provide a return on investment which, when combined with providing members access to competitively-priced funding, will be competitive with comparable investments. The Bank assesses the effectiveness of its dividend goal by comparing the dividend rate on its capital stock to three-month average LIBOR. This benchmark is consistent with the Bank’s interest rate risk and capital management goals.

The Bank’s annualized return on equity (“ROE”) was (2.13) percent for the third quarter of 2008, compared to 7.52 percent for the third quarter of 2007. ROE spread to three-month average LIBOR decreased between the periods, equaling (5.04) percent for the third quarter of 2008 as compared to 2.08 percent for the third quarter of 2007. The decrease in this spread was due primarily to a $179.2 million decrease in net income during the period, resulting in a decrease in ROE and ROE spread to three-month average LIBOR.

The Bank’s annualized ROE was 2.84 percent for the first nine months of 2008, compared to 6.65 percent for the first nine months of 2007. ROE spread to three-month average LIBOR decreased between the periods, equaling (0.14) percent for the first nine months of 2008 as compared to 1.26 percent for the first nine months of 2007. The decrease in this spread was due primarily to a $143.0 million decrease in net income during the period, resulting in a decrease in ROE and ROE spread to three-month average LIBOR.

The Bank’s interest rate spread increased by 12 basis points and eight basis points for the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. The increase in interest rate spread during the periods was due to an increase in the use of short-term, lower rate funding. Short-term funding rates decreased by more than long-term funding rates during the period. In addition, there was a slight increase in the amount of interest expense reclassified to other income for interest on stand-alone derivatives relating to trading securities as required under GAAP.

Business Outlook

During the quarter ended September 30, 2008, unprecedented instability in the financial markets affecting financial institutions, including government-sponsored enterprises (“GSEs”), significantly increased the volatility in GSE debt pricing, funding and demand. On September 7, 2008, the Federal Housing Finance Agency (the “Finance Agency”), successor to the Federal Housing Finance Board effective on July 30, 2008 (collectively, the “Regulator”), announced that it had placed both Fannie Mae and Freddie Mac into conservatorship. Over the course of the third quarter, FHLBank funding costs associated with issuing long-maturity senior debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy longer-term obligations of the GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during the quarter, the FHLBanks issued large quantities of discount notes, floating-rate notes, short-term callable bonds and short-term bullet bonds in order to meet this demand. As of September 30, 2008, discount notes comprised 28.6 percent of the Bank’s consolidated obligations, as compared to 16.6 percent as of December 31, 2007.

As a result of the instability in the financial markets:

•

On September 9, 2008, the U.S. Department of Treasury (the “Treasury”) entered into a Lending Agreement (the “Lending Agreement”) with the Bank and with each of the other 11 FHLBanks that is identical to the Lending Agreement entered into by the Bank. The FHLBanks entered into these Lending Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility that is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks.

•

On September 19, 2008, the Federal Reserve Board announced that to further support market functioning, the Federal Reserve plans to purchase from primary dealers federal agency discount notes, which are short-term debt obligations issued by Fannie Mae, Freddie Mac, and the FHLBanks.

•	On October 4, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”).
•

On October 7, 2008, federal bank and thrift regulatory agencies announced they would request public comment on proposed regulatory action to lower the risk weight for select obligations of Fannie Mae and Freddie Mac from 20 percent to 10 percent (the “Risk Weighting Proposal”). The agencies also requested comment on whether to reduce the risk weight for FHLBank debt in the same manner.

•	On October 14, 2008, the Treasury announced that from the $700 billion EESA, Treasury will make $250 billion in capital available to U.S. financial institutions in the form of preferred stock.

•

On October 14, 2008, the Federal Deposit Insurance Corporation (the “FDIC”) announced its commitment to guarantee new senior unsecured debt issued prior to June 30, 2009 by domestic banks and thrift institutions.

Commencing with the initiation of the rescue of Fannie Mae and Freddie Mac, followed by the conservatorship and subsequent U.S. government actions to address the general credit crisis, investors and dealers became cautious about buying or trading longer-term GSE debt, which increased funding costs and reduced demand. In addition, investors and dealers have exercised caution with respect to longer-term debt of the FHLBanks due to confusion about the level of government support for Fannie Mae and Freddie Mac relative to the FHLBanks. According to the press release announcing the Risk Weighting Proposal, the proposed change in regulation is reflective of the level of financial support the Treasury announced in September 2008 to Fannie Mae and Freddie Mac. This regulation, if adopted without a corresponding change in the risk weight for FHLBank debt, could result in higher investor demand for Fannie Mae and Freddie Mac debt securities relative to similar FHLBank debt securities. Further, in response to the FDIC announcement discussed above, the spreads on agency debt widened significantly as investors anticipate the development and sale of a new debt security that features an explicit guarantee of the FDIC.

These developments have continued into the fourth quarter of 2008. To the extent that the FHLBanks’ cost of funds increase, member institutions may, in turn, experience higher costs for advance borrowings. The continued inability of the Bank to issue long-term debt at attractive pricing could have a material adverse effect on the Bank’s results of operations. To the extent that the Bank’s cost of funds or liquidity is affected negatively for an extended period of time, the Bank’s business and ability to offer advances could be materially adversely affected.

On October 7, 2008, the FDIC issued a proposed rule to raise an insured institution’s base assessment rate based upon its ratio of secured liabilities to domestic deposits. Under the proposed rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 15 percent) would increase its assessment rate, but the resulting base assessment rate after any such increase could be no more than 50 percent greater than it was before the adjustment. Because all of the Bank’s advances are secured liabilities, the proposed rule, if adopted, could affect negatively member demand for advances. In addition, the FDIC guarantee of certain debt of domestic banks and thrift institutions discussed above may provide members with alternative sources of funding, which could affect negatively member demand for advances. While advance demand increased significantly during the last month of the third quarter of 2008 as a result of the general illiquidity of markets, the Bank does not expect that new advance activity will increase at this rate during the fourth quarter.

On October 9, 2008, the Bank filed a current report on Form 8-K related to certain actions it has taken related to the multiple interest rate swap transactions it had with LBSF, in light of the bankruptcy filings of LBSF and its parent, Lehman Brothers Holdings Inc. (“Lehman”), which is a credit support provider for these obligations of LBSF under such transactions. Due to extreme market volatility at the time the Bank terminated these swap transactions with LBSF, LBSF held collateral of the Bank in excess of the termination payments that may be owed under certain circumstances by the Bank to LBSF under the swap transactions in an amount currently estimated to be approximately $189.4 million. The Bank intends to file proofs of claim, and otherwise pursue its claims, as permitted by law, against LBSF and Lehman in the relevant bankruptcy proceedings. Management evaluated this receivable in accordance with the guidance provided by SFAS 5 and related pronouncements. The Bank recorded a $170.5 million reserve based on management’s estimate of the probable amount that will be realized. The net receivable of $18.9 million is recorded in “Other assets” on the Statements of Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional relevant facts become available in future periods, the amount of the reserve may be adjusted accordingly.

As a result of the recent market conditions, delinquency and foreclosure rates have increased significantly nationwide. Additionally, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders of foreclosed real estate. These trends may continue through the end of the year and into the foreseeable future. The uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of MBS. During the third quarter and first nine months of 2008, the Bank recorded an other-than-temporary impairment charge of $87.3 million related to three private label MBS in its held-to-maturity securities portfolio. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record additional material other-than-temporary impairments in future periods, which could affect the Bank’s earnings and retained earnings. See “Risk Management—Credit Risk—Investments” and “Critical Accounting Policies—Fair Values” below for a full discussion of the other-than-temporary impairment.

According to the FDIC, during the third quarter of 2008 eight banks were closed and the FDIC was named receiver, compared to three banks during 2007. Two of the banks that were closed during the third quarter of 2008 were members of the Bank. All outstanding advances to these two banks were paid in full and there was no material effect to the Bank’s financial condition or results of operations. At the time of their closure, these two banks were assigned a credit risk rating of 10 by the Bank (10 being the greatest amount of credit risk). As of September 30, 2008, 29 Bank members were assigned a credit risk rating of 10 by the Bank, compared to 30 at June 30, 2008.

On October 3, 2008, Wells Fargo & Company (“Wells Fargo”) and Wachovia Corporation (“Wachovia”), the parent of Wachovia Bank, National Association, one of the Bank’s 10 largest borrowers as of September 30, 2008, announced they had signed an agreement and plan of merger dated October 3, 2008. The announcement stated that the merger agreement has been approved by the board of directors of Wells Fargo and Wachovia and is subject to customary closing conditions, including regulatory and Wachovia shareholder approval. Wells Fargo is not a member of the Bank. The effects of this merger on the Bank’s financial condition or results of operation cannot be determined at this time.

For the third quarter of 2008, the Bank’s board of directors approved an annualized dividend rate of 2.89 percent. This rate equaled the average three-month LIBOR (London Interbank Offered Rate) for the first nine months of 2008. The annualized dividend rate for the first and second quarter of 2008 was 6.00 percent and 5.75 percent, respectively. The third quarter 2008 annualized dividend rate is lower than previous quarters because of recent volatility in the financial markets and a more conservative financial management approach in light of these conditions. In addition, the Bank will change its dividend declaration and payment schedule beginning in the fourth quarter of 2008 so a dividend can be declared and paid to members after net income is calculated for the preceding quarter. To accommodate this change, the Bank will declare and pay to members any fourth quarter dividend at the end of January 2009.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of September 30, 2008		As of December 31, 2007		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Interest-bearing deposits	$3,059	—	$3,403	—	$(344)	(10.11)
Federal funds sold	16,775,100	7.85	14,835,000	7.85	1,940,100	13.08
Certificates of deposit	—	—	800,000	0.42	(800,000)	(100.00)
Long-term investments	28,126,448	13.16	25,888,062	13.70	2,238,386	8.65
Mortgage loans, net	3,337,109	1.56	3,526,582	1.87	(189,473)	(5.37)
Advances, net	164,285,082	76.87	142,867,373	75.62	21,417,709	14.99
Other assets	1,191,822	0.56	1,017,344	0.54	174,478	17.15

Total assets	$213,718,620	100.00	$188,937,764	100.00	$24,780,856	13.12

Deposits	$7,946,985	3.88	$7,135,027	3.94	$811,958	11.38
Securities sold under agreements to repurchase	259,414	0.13	—	—	259,414	100.00
Consolidated obligations, net:
Discount notes	55,512,638	27.12	28,347,939	15.67	27,164,699	95.83
Bonds	138,634,570	67.74	142,237,042	78.62	(3,602,472)	(2.53)
Other liabilities	2,306,930	1.13	3,195,520	1.77	(888,590)	(27.81)

Total liabilities	$204,660,537	100.00	$180,915,528	100.00	$23,745,009	13.12

Capital stock	$8,700,330	96.05	$7,556,016	94.19	$1,144,314	15.14
Retained earnings	360,307	3.98	468,779	5.84	(108,472)	(23.14)
Accumulated other comprehensive loss	(2,554)	(0.03)	(2,559)	(0.03)	5	0.20

Total capital	$9,058,083	100.00	$8,022,236	100.00	$1,035,847	12.91

Advances

Advances were $164.3 billion at September 30, 2008, an increase of $21.4 billion, or 15.0 percent, from December 31, 2007. This increase was due to a significant increase in member demand for advances during the last month of the third quarter of 2008 as a result of the general illiquidity of markets. During the third quarter of 2008, advances made totaled $60.9 billion and advances repaid totaled $42.1 billion, resulting in a net increase of $18.8 billion during the period. At September 30, 2008, 77.8 percent of the Bank’s advances were fixed-rate and the majority of the Bank’s variable-rate advances were indexed primarily to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows:

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
September 30, 2008	$104.7 billion	64.9%
December 31, 2007	97.6 billion	69.6%

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

The Bank’s short-term investments generally consist of interest-bearing deposits, certificates of deposit, and overnight and term federal funds. The Bank’s long-term investments consist of MBS issued by GSEs or private securities that carry the highest rating from Moody’s or S&P when purchased, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/ (Decrease)
	As of September 30, 2008	As of December 31, 2007	Amount	Percent
Short-term investments:
Interest-bearing deposits	$3,059	$3,403	$(344)	(10.11)
Held-to-maturity-Certificates of deposit	—	800,000	(800,000)	(100.00)
Federal funds sold	16,775,100	14,835,000	1,940,100	13.08

Total short-term investments	$16,778,159	$15,638,403	$1,139,756	7.29

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$3,938,084	$4,283,519	$(345,435)	(8.06)
Other FHLBanks’ bonds	280,853	284,542	(3,689)	(1.30)
State or local housing agency obligations	14,156	59,484	(45,328)	(76.20)
Held-to-maturity securities:
State or local housing agency obligations	109,397	117,988	(8,591)	(7.28)
Mortgage-backed securities:
U.S. agency obligations-guaranteed	40,297	47,460	(7,163)	(15.09)
Government-sponsored enterprises	7,203,990	2,968,441	4,235,549	142.69
Private label	16,539,671	18,126,628	(1,586,957)	(8.75)

Total long-term investments	$28,126,448	$25,888,062	$2,238,386	8.65

Short-term investments were $16.8 billion at September 30, 2008, an increase of $1.1 billion, or 7.29 percent, from December 31, 2007. During this period, the Bank’s investment in overnight federal funds increased $4.9 billion and its investment in term federal funds decreased by $3.0 billion, resulting in a net increase in federal funds of $1.9 billion. The Bank’s focus on overnight federal funds, and less on term federal funds, was primarily to increase its liquidity position in light of increased advance demand. The increase in federal funds was offset by $800.0 million in maturing certificates of deposit during this same period.

Long-term investments were $28.1 billion at September 30, 2008, an increase of $2.2 billion, or 8.65 percent, from December 31, 2007. The increase in long-term investments during the period was due primarily to activity in the Bank’s MBS portfolio. The Bank purchased $3.3 billion, $1.5 billion and $147.8 million in agency MBS during the first, second and third quarter of 2008, respectively. These purchases of agency MBS were offset partially by a $1.6 billion decrease in the Bank’s private label MBS portfolio during the first nine months of 2008 due primarily to principal repayments and maturities. The Bank’s continuing decline in its purchase of MBS was due primarily to its inability to issue long-term debt at attractive pricing and increased customer demand for advances.

The Regulator limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent or, in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank attempts to maintain MBS investments at 295 percent to 300 percent of total capital. Management believes that these investment amounts help to maximize and stabilize earnings. These investments amounted to 262 percent of total capital plus mandatorily redeemable capital stock at both September 30, 2008 and December 31, 2007. The amount of MBS investments has been lower than management’s target due to the lack of attractive MBS securities available for purchase as well as the Bank’s efforts to increase its liquidity position in light of increased advance demand.

The Bank’s held-to-maturity portfolio had a total of 442 securities in an unrealized loss position, with total gross unrealized losses of $2.7 billion as of September 30, 2008. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of its impairment analysis, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and amount of the unrealized loss; and any credit enhancements or insurance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive all of the contractual cash flows as scheduled.

Based on the Bank’s impairment analysis at September 30, 2008, the Bank recognized an other-than-temporary impairment loss of $87.3 million related to three private label MBS in its held-to-maturity securities portfolio (the “OTTI Charge”). The Bank recognizes an other-than-temporary impairment when it is probable that the Bank will not collect all scheduled contractual cash flows. The amount of other-than-temporary impairment is calculated as the difference between the current carrying value and the securities’ fair value.

The following table presents the indicated loss of contractual cash flows, the estimated date of first loss of contractual cash flows, and the impairment charge recognized for each of the securities for which an other-than-temporary impairment charge was recognized (in thousands):

Security	Indicated Loss of Contractual Cash Flows	Date of First Indicated Loss	OTTI Charge Recognized
#1	$28	2025	$40,992
#2	12	2032	32,995
#3	4	2027	13,357

Total	$44		$87,344

The losses noted above were based upon expected losses from prime based collateral, which is consistent with the originator’s original classification, adjusted for actual performance to date. However, each of these bonds has at least one NRSRO that considers the collateral to be Alt-A. In the event these bonds have performance more closely aligned with Alt-A collateral expectations, the indicated losses noted above could be different.

The remainder of the Bank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to collect all contractual cash flows and the Bank has the ability and intent to hold these investments to maturity. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized, has sufficient liquidity and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability.

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $3.3 billion, a decrease of $189.5 million, or 5.37 percent, from December 31, 2007. Mortgage loans comprised 1.56 percent of the Bank’s total assets as of September 30, 2008 compared to 1.87 percent as of December 31, 2007. Mortgage loans purchased under the Mortgage Purchase Program (“MPP”) increased by $49.7 million from December 31, 2007 to September 30, 2008. Mortgage loans purchased under the Mortgage Partnership Finance® Program (“MPF® Program”) and the Affordable Multifamily Participation Program (“AMPP”) decreased by $238.7 million and $459.0 thousand, respectively, during this same period due to the maturity of assets purchased. In 2006, the Bank ceased purchasing assets under AMPP, and in 2008 the Bank ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under MPP and the increase in the MPP balance for the period is attributable primarily to purchases during the first quarter of 2008.

As of September 30, 2008 and December 31, 2007, the Bank’s mortgage loan portfolio was concentrated in the Southeast because those members selling loans to the Bank were located primarily in the Southeast.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes.

Consolidated obligation issuances financed 90.8 percent of the $213.8 billion in total assets at September 30, 2008, remaining relatively stable from the financing ratio of 90.3 percent as of December 31, 2007.

Consolidated obligation bonds were $138.6 billion at September 30, 2008, a decrease of $3.6 billion, or 2.53 percent, from December 31, 2007. Consolidated obligation bonds outstanding at September 30, 2008 and December 31, 2007 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $138.4 billion of consolidated obligation bonds outstanding as of September 30, 2008, $92.8 billion, or 67.1 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2007 was $102.7 billion, or 72.4 percent, of the par value of consolidated obligation bonds.

Consolidated obligation discount notes were $55.5 billion at September 30, 2008, an increase of $27.2 billion, or 95.8 percent, from December 31, 2007. The increase in consolidated obligation discount notes during the period was due to increased demand in the marketplace for short-term debt and a corresponding decrease in demand for longer-term debt in light of market conditions. As such, during the third quarter of 2008, the Bank issued large quantities of discount notes.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate.

Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be quite volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried at the Bank. Deposits totaled $7.9 billion as of September 30, 2008, compared to $7.1 billion as of December 31, 2007.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2008.

Other Liabilities

Other liabilities were $2.3 billion at September 30, 2008, a decrease of $888.6 million, or 27.8 percent, from December 31, 2007. This decrease was due primarily to a $476.5 million decrease in derivative liabilities due to the interaction of interest rates on associated derivatives and the early termination of derivative agreements with LBSF, and a $288.6 million decrease in accrued interest payable related to the decrease in consolidated obligation bonds.

Capital and Retained Earnings

Total capital was $9.1 billion at September 30, 2008, an increase of $1.0 billion, or 12.9 percent, from December 31, 2007. An increase in the Bank’s membership and advance balances that resulted in an increase in the Bank’s membership stock and activity-based stock was the primary factor causing the increase in the Bank’s total capital.

The Bank’s retained earnings were $360.3 million, a decrease of $108.5 million, or 23.1 percent, from December 31, 2007. The reduction in retained earnings was due to the establishment of a $170.5 million reserve for a credit loss on the LBSF receivable, the $87.3 million other-than-temporary impairment charge, and a dividend of $58.9 million for the third quarter of 2008.

The FHLBank Act and Regulator regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with the Regulator’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of September 30, 2008		As of December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,733,723	$9,096,091	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.26%	4.00%	4.28%
Total regulatory capital*	$8,548,745	$9,096,091	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.38%	5.00%	6.42%
Leverage capital	$10,685,931	$13,644,137	$9,446,888	$12,120,499

*	The Regulator has determined that mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $35.5 million and $55.5 million in mandatorily redeemable capital stock at September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2008, the Bank had capital stock subject to mandatory redemption from 11 former members, consisting of B2 activity-based stock. The Bank is not required to redeem or repurchase such activity-based stock until the later of the expiration of the five-year redemption period or the activity’s maturity date. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank will repurchase the excess activity-based stock if the dollar amount of excess stock exceeds the threshold specified by the Bank, which is currently $100 thousand. As of September 30, 2008 and December 31, 2007, the Bank’s activity-based stock included $13.0 million and $12.4 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2008 and 2007, and provides information regarding the changes during the periods (dollar amounts in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2008	2007

Net interest income	$237,861	$187,245	$50,616	27.03	$686,200	$504,079	$182,121	36.13

Other (loss) income	(101,163)	20,276	(121,439)	(598.93)	(187,805)	12,288	(200,093)	(1,628.36)

Other expense	199,558	25,756	173,802	674.80	254,308	76,638	177,670	231.83

Total assessments	(16,619)	48,462	(65,081)	(134.29)	64,867	117,476	(52,609)	(44.78)

Net (loss) income	(46,106)	133,142	(179,248)	(134.63)	179,205	322,181	(142,976)	(44.38)

The Bank recorded a net loss of $46.1 million for the third quarter of 2008, a decrease of $179.2 million from net income of $133.1 million for the third quarter of 2007. The Bank’s net income for the first nine months of 2008 was $179.2 million, a decrease of $143.0 million from net income of $322.2 million for the same period in 2007.

The decrease in net income during the periods was due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, which declared bankruptcy on October 3, 2008, with a corresponding charge to other expense, and the $87.3 million other-than-temporary impairment charge.

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

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2008 and 2007 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under SFAS 133, the net interest income/expense associated with the derivative is included in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under SFAS 133 (“SFAS 133 non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest rate spread. There are also numerous amortizations associated with SFAS 133 basis adjustments that are reflected in net interest income, which affect interest rate spread. As noted in the tables below, during the third quarter and first nine months of 2008, compared to the same periods in 2007, the interest rate spread increased by 12 basis points and eight basis points, respectively. This increase was due to:

•	an increase in the use of short-term, lower rate funding. Short-term funding rates also decreased by more than long-term funding rates during the period
•	a slight increase in the amount of interest expense reclassified to other income for interest on stand-alone derivatives relating to trading securities as required under GAAP.

Spread and Yield Analysis

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$13,493,273	$76,584	2.26%	$16,714,860	$222,679	5.29%
Interest-bearing deposits (1)	355,859	1,846	2.06%	73,512	1,007	5.43%
Certificates of deposit	959,783	6,738	2.79%	926,420	12,713	5.44%
Long-term investments (2)	30,075,105	377,015	4.99%	23,476,592	301,803	5.10%
Advances	151,194,235	1,041,572	2.74%	120,384,709	1,669,410	5.50%
Mortgage loans held for portfolio (3)	3,382,666	45,331	5.33%	3,402,034	45,514	5.31%
Loans to other FHLBanks	6,565	27	1.64%	3,261	44	5.35%

Total interest-earning assets	199,467,486	1,549,113	3.09%	164,981,388	2,253,170	5.42%

Allowance for credit losses on mortgage loans	(892)			(687)
Other assets	2,567,581			2,928,316

Total assets	$202,034,175			$167,909,017

Liabilities and Capital
Demand and overnight deposits	$4,903,822	23,029	1.87%	$5,934,648	76,736	5.13%
Term deposits	—	—	—	4,811	65	5.36%
Other interest-bearing deposits (4)	4,125	22	2.12%	92,844	1,242	5.31%
Short-term borrowings	38,894,650	237,493	2.43%	15,833,877	202,819	5.08%
Long-term debt	144,158,159	1,049,116	2.90%	134,736,227	1,779,371	5.24%
Other borrowings	248,299	1,592	2.55%	407,465	5,692	5.54%

Total interest-bearing liabilities	188,209,055	1,311,252	2.77%	157,009,872	2,065,925	5.22%

Noninterest-bearing deposits	—			28,353
Other liabilities	5,225,413			3,844,012
Total capital	8,599,707			7,026,780

Total liabilities and capital	$202,034,175			$167,909,017

Net interest income and net yield on interest-earning assets		$237,861	0.47%		$187,245	0.45%

Interest rate spread			0.32%			0.20%

Average interest-earning assets to interest-bearing liabilities			105.98%			105.08%

Notes

(1)	Interest-bearing deposits includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Trading securities are included in the Long-term investments line at fair value.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Other interest-bearing deposits includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Spread and Yield Analysis

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$11,080,022	$216,959	2.62%	$13,377,382	$532,451	5.32%
Interest-bearing deposits (1)	1,180,710	24,753	2.80%	66,746	2,808	5.62%
Certificates of deposit	738,960	17,383	3.14%	874,295	35,321	5.40%
Long-term investments (2)	28,702,241	1,086,958	5.06%	23,372,356	894,673	5.12%
Advances	149,412,973	3,569,797	3.19%	108,310,633	4,420,272	5.46%
Mortgage loans held for portfolio (3)	3,463,163	138,540	5.34%	3,224,818	128,000	5.31%
Loans to other FHLBanks	4,814	77	2.14%	1,172	47	5.36%

Total interest-earning assets	194,582,883	5,054,467	3.47%	149,227,402	6,013,572	5.39%

Allowance for credit losses on mortgage loans	(947)			(701)
Other assets	2,684,963			2,725,939

Total assets	$197,266,899			$151,952,640

Liabilities and Capital
Demand and overnight deposits	$5,811,046	102,310	2.35%	$5,216,957	202,777	5.20%
Term deposits	—	—	—	8,161	322	5.28%
Other interest-bearing deposits (4)	19,599	384	2.62%	139,979	5,572	5.32%
Short-term borrowings	32,964,362	687,379	2.79%	9,315,066	357,976	5.14%
Long-term debt	143,953,644	3,575,479	3.32%	126,623,067	4,918,100	5.19%
Other borrowings	108,902	2,715	3.33%	620,331	24,746	5.33%

Total interest-bearing liabilities	182,857,553	4,368,267	3.19%	141,923,561	5,509,493	5.19%

Noninterest-bearing deposits	7,968			27,905
Other liabilities	5,959,934			3,521,240
Total capital	8,441,444			6,479,934

Total liabilities and capital	$197,266,899			$151,952,640

Net interest income and net yield on interest-earning assets		$686,200	0.47%		$504,079	0.45%

Interest rate spread			0.28%			0.20%

Average interest-earning assets to interest-bearing liabilities			106.41%			105.15%

Notes

(1)	Interest-bearing deposits includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Trading securities are included in the Long-term investments line at fair value.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Other interest-bearing deposits includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the third quarter and first nine months of 2008, compared to the same periods in 2007, was primarily volume related.

Volume and Rate Table*

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 vs. 2007			2008 vs. 2007
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(36,726)	$(109,369)	$(146,095)	$(79,704)	$(235,788)	$(315,492)
Interest-bearing deposits	1,799	(960)	839	24,040	(2,095)	21,945
Certificates of deposit	442	(6,417)	(5,975)	(4,850)	(13,088)	(17,938)
Long-term investments	82,890	(7,678)	75,212	201,941	(9,656)	192,285
Advances	354,764	(982,602)	(627,838)	1,345,088	(2,195,563)	(850,475)
Mortgage loans held for portfolio	(260)	77	(183)	9,528	1,012	10,540
Loans to other FHLBanks	26	(43)	(17)	72	(42)	30

Total	402,935	(1,106,992)	(704,057)	1,496,115	(2,455,220)	(959,105)

Increase (decrease) in interest expense:
Demand and overnight deposits	(11,510)	(42,197)	(53,707)	20,915	(121,382)	(100,467)
Term deposits	(32)	(33)	(65)	(161)	(161)	(322)
Other interest-bearing deposits	(749)	(471)	(1,220)	(3,262)	(1,926)	(5,188)
Short-term borrowings	181,671	(146,997)	34,674	556,599	(227,196)	329,403
Long-term debt	116,901	(847,156)	(730,255)	606,350	(1,948,971)	(1,342,621)
Other borrowings	(1,719)	(2,381)	(4,100)	(15,143)	(6,888)	(22,031)

Total	284,562	(1,039,235)	(754,673)	1,165,298	(2,306,524)	(1,141,226)

Increase (decrease) in net interest income	$118,373	$(67,757)	$50,616	$330,817	$(148,696)	$182,121

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

The table below outlines the overall effect of hedging activities on net interest income and other income (loss) related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income	$237,861	$187,245	$686,200	$504,079

Interest components of hedging activities included in net interest income:
Hedging advances	$(470,166)	$176,930	$(1,005,827)	$491,647
Hedging consolidated obligations	241,721	(106,076)	650,793	(324,401)
Hedging related amortization	(16,016)	(320)	(2,919)	(15,093)

Net (decrease) increase in net interest income	$(244,461)	$70,534	$(357,953)	$152,153

Interest components of derivative activity included in other income (loss):
Purchased options	$6,990	$327	$16,578	$981
Synthetic macro funding	(11,297)	(2,794)	(25,117)	(7,360)
Trading securities	(36,514)	(2,998)	(88,528)	(12,033)
Other	—	25	41	77

Net decrease in other (loss) income	$(40,821)	$(5,440)	$(97,026)	$(18,335)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net gains (losses) on trading securities and net losses on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2008	2007		2008	2007
Other Income (Loss):

Service fees	$539	$562	$(23)	$1,799	$1,892	$(93)

Net gains (losses) on trading securities	31,070	92,538	(61,468)	(50,968)	19,723	(70,691)

Realized loss on held-to-maturity securities	(87,344)	—	(87,344)	(87,344)	—	(87,344)

Net losses on derivatives and hedging activities	(45,299)	(72,816)	27,517	(51,219)	(9,898)	(41,321)

Other	(129)	(8)	(121)	(73)	571	(644)

Total other (loss) income	$(101,163)	$20,276	$(121,439)	$(187,805)	$12,288	$(200,093)

The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the third quarter and the first nine months of 2008 and 2007 was offset by market-value changes in the related derivatives. The overall changes in other income (loss) for the third quarter and first nine months of 2008, compared to the same periods in 2007, were caused primarily by the OTTI Charge and by adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities).

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of SFAS 133 non-qualifying hedges in the net losses on derivatives and hedging activities classification. The following table details each of the components of net losses on derivatives and hedging activities (in thousands):

Net Losses on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions and Other	Total
Three Months Ended September 30, 2008
Interest-related	$—	$(4,307)	$(36,514)	$—	$—	$—	$—	$(40,821)

SFAS 133 qualifying fair value hedges	(283,440)	—	—	—	56,683	(215)	—	(226,972)

SFAS 133 non-qualifying hedges and other	—	(25,943)	(76,318)	(59)	—	—	324,814	222,494

Total (losses) gains	$(283,440)	$(30,250)	$(112,832)	$(59)	$56,683	$(215)	$324,814	$(45,299)

Three Months Ended September 30, 2007
Interest-related	$—	$(2,467)	$(2,998)	$—	$—	$—	$25	$(5,440)

SFAS 133 qualifying fair value hedges	9,740	—	5	—	9,204	231	—	19,180

SFAS 133 non-qualifying hedges and other	—	2,217	(89,493)	739	—	—	(19)	(86,556)

Total gains (losses)	$9,740	$(250)	$(92,486)	$739	$9,204	$231	$6	$(72,816)

Nine Months Ended September 30, 2008
Interest-related	$—	$(8,539)	$(88,528)	$—	$—	$—	$41	$(97,026)

SFAS 133 qualifying fair value hedges	(293,603)	—	—	—	60,994	(1,445)	—	(234,054)

SFAS 133 non-qualifying hedges and other	—	(31,001)	(13,760)	(205)	—	—	324,827	279,861

Total (losses) gains	$(293,603)	$(39,540)	$(102,288)	$(205)	$60,994	$(1,445)	$324,868	$(51,219)

Nine Months Ended September 30, 2007
Interest-related	$—	$(6,379)	$(12,033)	$—	$—	$—	$77	$(18,335)

SFAS 133 qualifying fair value hedges	19,664	—	5	—	5,628	231	—	25,528

SFAS 133 non-qualifying hedges and other	—	3,213	(20,669)	446	—	—	(81)	(17,091)

Total gains (losses)	$19,664	$(3,166)	$(32,697)	$446	$5,628	$231	$(4)	$(9,898)

The amounts reported for SFAS 133 non-qualifying hedges and other, included in the column titled “Intermediary Positions and Other,” increased during the third quarter and first nine months of 2008, compared to the same periods in 2007. These increases are due to an adjustment to a payable amount due to LBSF, which the Bank declared in default. The adjustment represents the difference between the payable amount due as of the event of default date and the payable amount due as of the settlement date. In this instance, there were considerable market swings that account for the change in value between the two dates. The adjustment amount was offset partially by amounts reported in the SFAS 133 qualifying fair value hedges component of Advances and Consolidated Obligation Bonds in the table above; which represent ineffectiveness in SFAS 133 fair value hedges.

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Non-interest Expense

Non-interest expense during the third quarter and first nine months of 2008 increased 178.6 percent and 76.7 percent, respectively, compared to the same periods in 2007. The increase during the periods was due to the $170.5 million provision for credit losses on the LBSF receivable recorded in other expense during the third quarter of 2008.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

The Regulator’s regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. At times, the Bank did not meet its 90-day debt service goal during the quarter ended September 30, 2008 due to an increased reliance on discount notes and other short-term debt because of their attractive pricing.

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which carry GSE status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks have experienced a decrease in investor demand for consolidated obligation bonds since mid- July 2008, and this decrease in demand has intensified, particularly with respect to long-term COs, since September 2008. However, during this time, the Bank has increased its issuance of short-term discount notes as an alternative source of funding.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The maximum borrowings under the Lending Agreement are subject to the federal debt ceiling limits and are based upon eligible collateral. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Bank has provided the U.S. Treasury with a listing of advance collateral amounting to $24.8 billion, which provides for maximum borrowings of $21.5 billion.

The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, the Bank has not drawn on this available source of liquidity.

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

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all FHLBank consolidated obligations
•	The Bank has outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Regulator. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at September 30, 2008 or December 31, 2007. As of September 30, 2008, the FHLBanks had $1.3 trillion in aggregate par value of consolidated obligations issued and outstanding, $194.1 billion of which was attributable to the Bank.

As of September 30, 2008, the Bank had outstanding standby letters of credit of approximately $7.4 billion with original terms of less than three months to 15 years, with the longest final expiration in 2023. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of September 30, 2008.

Contractual Obligations

As of September 30, 2008, there has not been a material change in the Bank’s contractual obligations reported in the Bank’s Form 10-K.

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

The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in categories eight through 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollar amounts in thousands). The Bank began utilizing this credit risk rating system during the quarter ended June 30, 2008:

	As of September 30, 2008		As of June 30, 2008
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	215	$9,305,740	203	$8,699,040
5-7	444	81,212,322	427	62,919,884
8	140	15,477,349	139	16,369,958
9	89	51,406,751	90	51,379,489
10	29	1,275,276	30	1,152,768

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

Each borrower must maintain a collateral maintenance level of qualifying collateral that, when discounted to the lendable collateral value (“LCV”), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. Borrowers with a credit risk rating of nine or 10 currently must maintain higher collateral maintenance levels. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The following table provides information about the types of collateral held for the Bank’s advances (dollar amounts in thousands):

	Total Par Value of Outstanding Advances	Discounted Value of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)

As of September 30, 2008	$161,378,051	$271,816,256	57.5	12.5	30.0

As of December 31, 2007	140,229,705	227,230,433	67.4	11.8	20.8

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2008.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including federal funds sold and MBS.

The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Regulator regulations with respect to term limits and eligible counterparties. The Bank’s Risk Management Policy (“RMP”) permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private label MBS, including collateralized mortgage obligations and real estate mortgage-investment conduits, rated AAA by S&P or Aaa by Moody’s at the time of purchase. The table below provides the credit ratings for the Bank’s investment portfolio (in thousands).

	As of September 30, 2008
	AAA		AA		A-
	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value	Estimated Fair Value
Trading securities:
Government-sponsored enterprises debt obligations	$3,938,084	$3,938,084	$—	$—	$—	$—
Other FHLBanks’ bonds	280,853	280,853	—	—	—	—
State or local housing agency obligations	14,156	14,156	—	—	—	—

Total trading securities	4,233,093	4,233,093	—	—	—	—

Held-to-maturity securities:
State or local housing agency obligations	93,362	93,971	16,035	16,486	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	40,297	40,557	—	—	—	—
Government-sponsored enterprises	7,203,990	7,106,222	—	—	—	—
Private label	16,266,788	13,694,514	169,381	124,018	103,502	103,502

Total held-to-maturity	23,604,437	20,935,264	185,416	140,504	103,502	103,502

Total investment securities	$27,837,530	$25,168,357	$185,416	$140,504	$103,502	$103,502

As of September 30, 2008, a substantial portion of the Bank’s MBS portfolio consisted of private label MBS. The MBS purchased by the Bank attain triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities.

Consistent with its practice with respect to members, the Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s RMP and the Regulator’s regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a monthly basis, management produces financial monitoring reports regarding the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors.

The Bank experienced an increase in the market value of unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $10.6 billion at December 31, 2007 to $13.5 billion as of September 30, 2008. As of September 30, 2008, the Bank had unsecured credit exposure to four non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank did not have any unsecured credit exposure to counterparties in excess of five percent but less than 10 percent of total unsecured credit exposure.

The following table summarizes, by investment rating, the unpaid principal balance of the Bank’s private label MBS by year of issuance, as well as the gross unrealized losses and the weighted-average credit enhancement on the applicable securities (dollar amounts in thousands). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of September 30, 2008
	AAA		AA		A-
	Outstanding Principal Balance	Gross Unrealized Losses	Outstanding Principal Balance	Gross Unrealized Losses	Outstanding Principal Balance	Gross Unrealized Losses	Subtotal Gross Unrealized Losses	Weighted Average Credit Support Percentage
Prime - Year of Issuance
2003 and prior	$3,520,569	$367,266	$—	$—	$—	$—	$367,266	4.6
2004	3,482,842	464,077	—	—	—	—	464,077	6.5
2005	3,521,417	572,368	—	—	—	—	572,368	8.5
2006	1,523,649	291,784	—	—			291,784	10.3
2007	2,257,278	464,841	141,215	45,363	—	—	510,204	12.1
2008	382,285	52,669	—	—	—	—	52,669	16.5

Total Prime	14,688,040	2,213,005	141,215	45,363	—	—	2,258,368	8.1

Alt-A- Year of Issuance
2003 and prior	974,138	198,004	—	—	—	—	198,004	9.9
2004	160,209	22,210	—	—	—	—	22,210	12.3
2005	443,478	139,055	—	—	—	—	139,055	27.8
2006	—	—	—	—	—	—	—	—
2007	—	—	—	—	—	—	—	12.3
2008	—	—	—	—	—	—	—	—

Total Alt-A	1,577,825	359,269	—	—	—	—	359,269	15.0

Total	$16,265,865	$2,572,274	$141,215	$45,363	$—	$—	$2,617,637	8.8

The Bank’s held-to-maturity portfolio as of September 30, 2008 included $16.5 billion of private label MBS. Approximately 89 percent of the underlying mortgages collateralizing the private label MBS are considered prime and the remaining underlying mortgages collateralizing these securities are considered Alt-A, as determined by the originator at the time of origination. None of the underlying mortgages collateralizing the private label MBS portfolio is considered sub-prime. The Bank’s MBS portfolio had gross unrealized losses of $2.7 billion as of September 30, 2008.

As discussed previously, the Bank recognized an other-than-temporary impairment loss of $87.3 million related to three private label MBS in its held-to-maturity securities portfolio. The Bank evaluates its individual held-to-maturity securities for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate these investments may be other-than-temporarily impaired. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive the contractual cash flows as scheduled. For the securities for which an other-than-temporary impairment loss was recorded, the Bank concluded it was not probable that it would receive all contractual cash flows as scheduled.

The remainder of the Bank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank has the ability and intent to hold these investments to maturity and expects to collect all contractual cash flows as scheduled.

Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record material other-than-temporary impairments in future periods, which could affect the Bank’s earnings and retained earnings.

During the Bank’s other-than-temporary impairment evaluation, the Bank identified eight securities that the Bank believed had the greatest potential for loss of contractual cash flows. The following table provides further information regarding pro forma impacts associated with stress-test scenarios applied to these eight private label MBS securities. The Bank performs stress tests of key variable assumptions to assess potential exposure to changes in certain assumptions. The Bank assumes instantaneous adverse shifts to its conservative base case cash flow assumptions, and measures potential contractual cash flow shortfalls. The Bank uses a third-party model to project expected losses associated with the underlying loan collateral and to model the resultant lifetime cash flows as to how they would pass through the deal structures underlying these investments. For its key variable stress testing, the Bank assumes that the key variable is instantly shocked, while all other assumptions are held constant.

The following table indicates potential contractual cash flow shortfalls resulting from stress testing these eight securities’ default rates, loss severities, or voluntary prepayment rates (in thousands):

•

Base case loss severity assumptions are shocked by an additional ten percentage points through final maturity to determine the impact of increased collateral loan losses realized at final disposition of defaulted pool loans.

•

The Bank’s base case assumptions with respect to default rates are shocked by an additional 10 percentage points through final maturity to determine the impact of increases in the unpaid principal balances on the mortgage loans underlying each individual security which is defaulted upon by borrowers.

•

Voluntary prepayment rates were adjusted downward by a proportional 10 percent through final maturity to estimate the impact on the Bank’s holdings if cash flows slowed, potentially exposing the Bank to risk if the subordinate classes eroded prior to the Bank’s receipt of its contractual cash flows.

All contractual cash flow shortfalls are presented in non-discounted dollars.

Selected Private Label Mortgage-Back Securities

Stress Test Scenarios

As of September 30, 2008

Stress Test Scenarios: Contractual Cash Flow Shortfalls
				10 Percentage	10 Percentage	10 Percentage
				Point Increase	Point Increase in	Point Decrease
			Base Case	in Loss	Conditional Default	in Voluntary
Par Value	Book Value	Fair Value	Losses	Severities	Rates	Prepayment Rates
$ 910,706	$821,857	$663,236	$44	$286	$216	$93

The scenarios and the results presented in the table above do not represent the Bank’s current expectation of performance for these eight securities.

Under the stress-test scenarios for these eight securities, indicated losses are isolated to the three securities for which the Bank has recorded an other-than-temporary impairment. The other five securities show no loss of contractual cash flows under the above stress-test scenarios.

Derivatives

Derivative transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows the regulatory requirements of the Regulator, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, an NRSRO, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of September 30, 2008, the Bank had $221.2 billion in total notional amount of derivatives outstanding compared to $222.9 billion at December 31, 2007. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of September 30, 2008, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 29 counterparties.

The remaining amount of derivative transactions were with members of the Bank. Of these 29 counterparties, there were five, Goldman Sachs Group, Inc., JP Morgan Chase Bank N.A., Deutsche Bank AG, Merrill Lynch and Barclays PLC, that each represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America N.A., Rabobank Nederland, Royal Bank of Canada, and HSBC Bank USA N.A. that each represented more than 10 percent of the Bank’s net exposure. Each of these named counterparties had a credit rating of A or better at September 30, 2008.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of September 30, 2008

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$2,044,135	$—	$—	$—

AA	181,589,004	54,481	23,598	30,883

A	36,369,880	979	—	979

BBB	—	—	—	—

Member institutions*	1,194,267	1,475	—	—

Delivery commitments*	—	—	—	—

Total derivatives	$221,197,286	$56,935	$23,598	$31,862

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2007

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$2,043,635	$38	$—	$38

AA	161,453,653	39,859	—	39,859

A	58,771,087	355	—	355

Member institutions*	589,833	2,755	—	—

Delivery commitments*	9,309	41	—	—

Total derivatives	$222,867,517	$43,048	$—	$40,252

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank.

The net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and the Regulator’s regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution (“PFI”). These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2008, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs; at that date, six of the eight providers were rated single A or better. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of September 30, 2008.

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

As of September 30, 2008, the Bank does not carry any financial assets or liabilities, measured on a recurring basis, at fair value based on unobservable inputs. However, as of September 30, 2008, the fair value of the Bank’s private label held-to-maturity investment portfolio is determined using unobservable inputs.

As discussed previously, the Bank recorded an $87.3 million other-than-temporary impairment loss related to three private-label MBS. The Bank’s impairment process includes an evaluation of the securities’ projected cash flows. For the securities for which an other-than-temporary impairment charge was recorded, the Bank has concluded that it was not probable that it would receive all of the scheduled contractual cash flows.

The remainder of the Bank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank has the ability and intent to hold these investments to maturity and expects to collect all contractual cash flows. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized, has sufficient liquidity and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 10 to the financial statements.

Other-Than-Temporary Impairment Analysis

The fair value of the Bank’s investment security portfolio has been declining as a result of the recent turmoil in the credit markets. Due to these market conditions, the valuation assumptions and other subjective elements, and the potential material effect on the Bank’s financial statements, the Bank has determined its quarterly analysis of other-than-temporary impairment to be a critical accounting estimate.

The Bank applies SFAS 115, as amended by FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank recognizes an other-than-temporary impairment loss when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the security is less than its amortized cost. If it is determined that an impairment loss is other than temporary, the carrying value is written down to fair value, and a loss is recognized through earnings.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and amount of the unrealized loss; and any credit enhancements or insurance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions.

Significant assumptions in these cash flow models include default rates, prepayments, and anticipated loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. The information used in the discounted cash flow model is highly granular, including loan-level performance data for delinquencies, defaults, prepayments and foreclosures. The model incorporates zip-code level home price appreciation data for private label MBS. The Bank also assesses qualitative considerations when determining whether an impairment is other than temporary, including external credit rating agency actions, the composition of underlying collateral, sufficiency of credit enhancements, the length of time and the extent to which the fair value has been less than amortized cost, and the Bank’s ability and intent to hold the security until maturity or a period of time to allow for the recovery in the fair value of the security. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment.

In evaluating the Bank’s ability and intent to hold its investment securities in unrealized loss positions until the later of maturity or recovery of fair value, the Bank considers expectations about market conditions, projections of future results, and liquidity needs.

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

SFAS 159, issued in February 2007, creates a fair value option allowing an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since the Bank did not elect the fair value option for any existing asset or liability. In addition, the Bank did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, through September 30, 2008.

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

Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized in Note 1 to the financial statements.

Issue E23, issued in January 2008 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), explicitly to permit the use of the shortcut method for those hedging relationships in which (a) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (b) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore, the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

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

SFAS 162, issued in May 2008, identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008. The Bank does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations.

FSP 133-1 and FIN 45-4, issued in September 2008, amended SFAS 133 and FIN 45 to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161. FSP 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk.

The Bank does not currently enter into credit derivatives, but does have guarantees: letters of credit and the joint and several liability on consolidated obligations of the FHLBanks. FSP 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008. The Bank does not believe that the adoption of adoption of FSP 133-1 and FIN 45-4 will have a material effect on its financial statements or results of operations.

FSP FAS 157-3, issued in October 2008, clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS 154. However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS 157, the adoption of FSP FAS 157-3 had no effect on the Bank’s financial condition or results of operations.

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

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The categories “Fair value hedges” represent hedge strategies for which hedge accounting is achieved. The category “SFAS 133 non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP. The table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS 149.

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of September 30, 2008		As of December 31, 2007
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$116,665,429	$(2,997,542)	$108,404,411	$(2,687,295)
SFAS 133 non-qualifying hedges	1,709,900	(4,877)	789,150	(7,861)

Total	118,375,329	(3,002,419)	109,193,561	(2,695,156)

Investments:
SFAS 133 non-qualifying hedges	6,750,754	(244,232)	8,281,248	(216,207)

Total	6,750,754	(244,232)	8,281,248	(216,207)

MPF/MPP loans:
Stand alone delivery commitments	—	—	9,309	41

Total	—	—	9,309	41

Consolidated obligation bonds:
Fair value hedges	79,157,482	465,015	97,244,433	651,605
SFAS 133 non-qualifying hedges	13,630,000	(27,046)	5,464,500	(2,552)

Total	92,787,482	437,969	102,708,933	649,053

Consolidated obligation discount notes:
Fair value hedges	935,187	(3,729)	1,494,799	3,789

Total	935,187	(3,729)	1,494,799	3,789

Intermediary positions:
Intermediaries	2,348,534	(574)	1,179,667	103

Total	2,348,534	(574)	1,179,667	103

Total notional and fair value	$221,197,286	$(2,812,985)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(2,812,985)		$(2,258,377)
Accrued interest		175,773		187,934
Cash collateral held by counterparty—assets		968,683		808,359
Cash collateral held from counterparty—liabilities		1,088,551		(9)

Net derivative balance		$(579,978)		$(1,262,093)

Net derivative assets balance		$248,663		$43,039
Net derivative liabilities balance		(828,641)		(1,305,132)

Net derivative balance		$(579,978)		$(1,262,093)

The Bank measures interest-rate risk exposure by various methods, including calculating the effective duration of assets, liabilities, and equity under various scenarios and calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest-bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

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

Effective Duration Exposure
(In months)

	As of September 30, 2008			As of December 31, 2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	6.5	5.7	2.7	5.3	5.6	3.4
Liabilities	5.3	5.3	4.7	5.3	5.2	5.0
Equity	32.4	14.4	(41.8)	4.1	14.6	(36.9)
Effective duration gap	1.2	0.4	(2.0)	0.0	0.4	(1.6)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists, shocked rates are limited to the largest parallel down shock that produces post-shock Treasury rates no lower than 35 basis points. The Regulator requires that the duration of equity be maintained within a range of +78 months to -78 months in such situation.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the level of interest rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and may be required to make adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market price of MBS and mortgage loans are not likely to affect the Bank. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk. In light of these conditions, in the third quarter of 2008, management refined its duration model to mirror mortgage asset spreads closer to the historical average and price assets closer to book value. The changes between the Bank’s effective duration of equity and duration gap between September 30, 2008 and December 31, 2007 in the table above are based on this difference in calculation method. If these changes had not been made to the model, management estimates that the Bank’s effective duration of equity would have been calculated at 94.0 months at September 30, 2008.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of September 30, 2008, under the refined assets spreads and prices discussed above.

Additional Duration Exposure Scenarios
(In months)

	As of September 30, 2008
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	6.5	6.5	6.1	5.7	5.0	3.9	2.6
Liabilities	5.4	5.4	5.4	5.3	5.2	5.0	4.7
Equity	31.9	30.4	21.4	14.4	(0.1)	(20.7)	(42.1)
Effective duration gap	1.1	1.1	0.7	0.4	(0.2)	(1.1)	(2.1)

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item.

By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital increased by $1.0 billion from December 31, 2007 to September 30, 2008, the market value of equity remained relatively stable, decreasing by $640.0 million during this same period. The difference is attributable to the decline in MBS prices relative to other fixed-income securities.

Market Value Equity
(In millions)

	As of September 30, 2008			As of December 31, 2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$207,715	$210,293	$212,384	$186,394	$188,114	$189,524
Liabilities	201,701	203,519	204,799	179,075	180,700	182,212
Equity	6,014	6,774	7,585	7,319	7,414	7,312

*	The “down 200 basis points” scenario shown above as of September 30, 2008 is considered to be a “constrained non-parallel shock” to prevent the possibility of negative interest rates when a designated low-rate environment exists, as currently recommended by the Regulator.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

As of September 30, 2008, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of the Bank’s disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

During the third quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of COs. Further, under the Lending Agreement with the Treasury, any extensions of credit by the Treasury to the FHLBanks, or any FHLBank, would be the joint and several obligations of all 12 of the FHLBanks and would be COs pursuant to part 966 of the rules of the Regulator (12 C.F.R. part 966).

The Regulator may by regulation require any FHLBank to make principal or interest payments due on any COs at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Regulator may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Regulator may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could affect negatively the Bank’s financial condition and results of operations.

On April 10, 2008, S&P announced that it had placed FHLBank Chicago on credit watch with negative implications. Additionally, on April 8, 2008, Moody’s announced that it had revised its outlook on FHLBank Chicago’s subordinated notes to negative from stable. On October 30, 2008, FHLBank Chicago furnished a Current Report on Form 8-K with the SEC stating that it expected to record a net loss for the first nine months of 2008 equal to $119 million compared to net income of $76 million for the first nine months of 2007. The Bank is continuing to monitor these developments.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations as adopted and applied by the Regulator. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Regulator could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business.

On July 30, 2008, President Bush signed into law the Housing Act. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Housing Act abolishes both the Finance Board and the Office of Federal Housing Enterprise Oversight of the Department of Housing and Urban Development (each, one year after the date of enactment) and establishes the Finance Agency as the single regulator of Fannie Mae, Freddie Mac, the FHLBanks and the Office of Finance. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending activities, which could affect the Bank’s financial condition and results of operations.

On October 7, 2008, the FDIC issued a proposed rule to raise an insured institution’s base assessment rate based upon its ratio of secured liabilities to domestic deposits. Under the proposed rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 15 percent) would increase its assessment rate, but the resulting base assessment rate after any such increase could be no more than 50 percent greater than it was before the adjustment. Because all of the Bank’s advances are secured liabilities, the proposed rule, if adopted, may affect member demand for advances.

The Bank’s funding depends upon its ability to access the capital markets.

The Bank seeks to be in a position to meet its members’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary source of funds is the issuance of consolidated obligations in the capital markets. The Bank’s ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Since the end of the second quarter of 2008, global financial markets have experienced extreme turmoil. This turmoil has affected demand and pricing for the FHLBanks’ consolidated obligations, particularly long-term COs.

On October 14, 2008, the FDIC announced its commitment to guarantee new senior unsecured debt issued prior to June 30, 2009 by domestic banks and thrift institutions. In response to this announcement, the spreads on agency debt widened significantly as investors anticipate the development and sale of a new debt security that features an explicit guarantee of the FDIC. In addition, on October 7, 2008, federal bank and thrift regulatory agencies announced they would request public comment on proposed regulatory action to lower the risk weight for select obligations of Fannie Mae and Freddie Mac from 20 percent to 10 percent (the “Risk Weighting Proposal”). The agencies also requested comment on whether to reduce the risk weight for FHLBank debt in the same manner. A reduced risk weighting for Fannie Mae and Freddie Mac, without commensurate treatment for the FHLBanks, could result in higher investor demand for their debt securities relative to similar FHLBank debt securities. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed on desirable terms, the Bank’s ability to support and continue its operations would be affected adversely, which would have a negative effect on the Bank’s financial condition and results of operations.

The Bank is exposed to credit risk on its investments.

The Bank invests in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private label MBS rated AAA by S&P or Fitch or Aaa by Moody’s. As of September 30, 2008, a substantial portion of the Bank’s MBS portfolio consisted of private label MBS.

As of October 29, 2008, while the majority of MBS owned by the Bank continued to hold a AAA rating, 21 MBS totaling $2.2 billion have been downgraded or placed on rating watch negative by at least one NRSRO. Credit losses in the Bank’s MBS portfolio, if significant, could have an adverse effect on the Bank’s financial condition and results of operations. Given current market conditions and the significant judgments involved, there is a risk that further declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional material other than temporary impairments in future periods, which could affect the Bank’s earnings and retained earnings.

Counterparty credit risk could affect the Bank adversely.

The Bank assumes unsecured credit risk when entering into securities transactions, money market transactions, supplemental mortgage insurance agreements and derivative contracts with counterparties. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. As previously discussed in this report, LBSF, a derivative counterparty of the Bank, has filed for bankruptcy court protection and the net amount owed to the Bank by LBSF, as of the early termination date, is approximately $189.4 million. There can be no assurance whether, and to what extent, the Bank will be able to recover this amount.

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

Member failures may affect the Bank’s business adversely.

The financial services industry has seen an increase in the number of failed financial institutions, including four in the Bank’s district since July 1, 2008. If the number of member failures continues to increase, it may reduce the number of potential members in the Bank’s district, resulting in a loss of business for the Bank.

For a further discussion of the Bank’s risk factors, see “Item 1A. Risk Factors” in the Bank’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The only matter on which shareholders are entitled to vote is the election of directors. In the third quarter of 2008, the Bank submitted ballots to its members to elect member directors. Voting and nominating rights with respect to the election of directors are established by 12 U.S.C. §1427 and 12 C.F.R Part 1261.

The record date for the Bank’s 2008 director elections to fill the member directorships becoming available on January 1, 2009 (two in Virginia, one in North Carolina) was December 31, 2007.

In September 2008, the Director of the Finance Agency issued an order (the “Order”) changing the designation of directors on the Bank’s board of directors by reducing the number of member directors in North Carolina from two to one and by increasing the number of member directors in Virginia from one to two. Accordingly, in the 2008 member director elections, Bank members in Virginia elected two member directors and members in North Carolina elected one member director.

Of the 126 members eligible to vote in the 2008 Virginia member directorship elections, 61 members participated, casting a total of 3,750,047 votes. Of the 119 members eligible to vote in the North Carolina member directorship election, 76 members participated, casting a total of 1,813,394 votes.

On October 22, 2008, the Bank declared elected the below candidates:

Name	Member(s)	Votes Received
Donna Goodrich	BB&T Corporation	835,260
Scott C. Harvard	Shore Bank	1,693,531
Edward J. Woodard	Bank of the Commonwealth	1,048,305

Mr. Harvard, who received the highest number of votes in Virginia, and Ms. Goodrich, who received the highest number of votes in North Carolina, will serve four-year terms beginning on January 1, 2009 and ending on December 31, 2012. Mr. Woodard, who received the second highest number of votes in Virginia, will serve a three-year term beginning on January 1, 2009 and ending on December 31, 2011.

Because all director terms expire on December 31, all of the directors who were serving on the board before and during the 2008 election of directors continue to serve on the board immediately following the election, although those directors whose terms expire on December 31, 2008 and who were not reelected will no longer serve on the board after that date. Each current director, and his or her term of office, is listed in the table below.

Directors in Member Directorships:		Term Expiration December 31,
Alabama
W. Russell Carothers, II Bedford Kyle Goodwin, III	Citizens Bank of Winfield First Financial Bank	2009 2009
District of Columbia
Thomas H. Webber, III	IDB-IIC Federal Credit Union	2009
Florida
Miriam Lopez	TransAtlantic Bank	2010
Georgia
William F. Easterlin, III	Queensborough National Bank & Trust Co.	2010
Maryland
John M. Bond, Jr.	The Columbia Bank	2010
North Carolina
Donna Goodrich	BB&T Corporation	2008	*
Frederick Willetts, III	Cooperative Bank	2008
South Carolina
J. Thomas Johnson	First Community Bank	2009
Virginia
Scott C. Harvard	Shore Bank	2008	*
Directors in Independent Directorships:
Mary Joy Drass		2008
F. Gary Garczynski		2008
William C. Handorf		2009
Linwood Parker Harrell, Jr.		2010
Jonathan Kislak		2010
LaSalle D. Leffall, III		2008
Henry Gary Pannell		2010
Robert L. Strickland		2009

*	Director was reelected and will begin a four-year term beginning January 1, 2009.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	United States Department of the Treasury Lending Agreement, dated September 9, 2008.*

10.2	2008 Director’s Compensation Policy, as amended September 26, 2008.

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed on September 9, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: November 14, 2008	By:	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and Chief Executive Officer

	By:	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and Chief Financial Officer