Form 10-K
period 2008-12-31
Federal Home Loan Bank of Atlanta
filed 2009-03-30
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2008, the aggregate par value of the stock held by current and former members of the registrant was approximately $7,872,537,100, and 78,725,371 total shares were outstanding as of that date. At February 28, 2009, 79,441,782 total shares were outstanding.

Important Notice About Information in this Annual Report

In this annual report on Form 10-K, which we refer to as this “Report,” unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 12 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the Federal Home Loan Bank System, as regulated by the Federal Housing Finance Agency, or the “Finance Agency”, successor to the Federal Housing Finance Board (the “Finance Board”) effective on July 30, 2008. “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.

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

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements,” which include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	The Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix

•	Future performance, including profitability, dividends, developments, or market forecasts

•	Forward-looking accounting and financial statement effects.

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

•

Changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in accounting principles generally accepted in the United States of America, or “GAAP,” and related industry practices and standards, or the application thereof

•

Political, national, and world events, including acts of war, terrorism, natural disasters or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulator, and/or investors in the consolidated obligations of the 12 FHLBanks

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

•	The Bank’s ability to introduce, support, and manage the growth of new products and services and to manage successfully the risks associated with those products and services

•	The Bank’s ability to manage successfully the risks associated with any new types of collateral securing advances

•

The availability from acceptable counterparties, upon acceptable terms, of options, interest-rate and currency swaps, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes

•	The uncertainty and costs of litigation, including litigation filed against one or more of the 12 FHLBanks

•	Changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight

•	Adverse developments or events, including financial restatements, affecting or involving one or more other FHLBanks or the FHLBank System in general

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

Overview

The Bank is a federally chartered corporation organized in 1932 and one of 12 district FHLBanks. The FHLBanks, along with the Finance Agency and the Federal Home Loan Banks Office of Finance (“Office of Finance”), comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (“GSEs”) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies and certified community development financial institutions chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s stock is owned entirely by current or former members and is not publicly traded. As of December 31, 2008, the Bank’s membership totaled 1,238 financial institutions, comprising 909 commercial banks, 126 savings banks, 45 thrifts, 144 credit unions, and 14 insurance companies.

The primary function of the Bank is to provide a readily available, competitively priced source of funds to these member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community development. In addition, the Bank has in the past given members a means of selling to the Bank home mortgage loans satisfying prescribed criteria through its mortgage purchase programs.

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

As of December 31, 2008, the Bank had total assets of $208.6 billion, total advances of $165.9 billion, total deposits of $3.6 billion, total consolidated obligations of $193.4 billion, and a retained earnings balance of $434.9 million. The Bank’s net income for the year ended December 31, 2008 was $253.8 million.

As of December 31, 2008, the FHLBanks’ consolidated debt obligations were rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on consolidated obligations, and that consolidated obligations are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank’s deposit rating at December 31, 2008 was Aaa/P-1 from Moody’s and its long-term counterparty credit rating was AAA/A-1+ from S&P. Investors should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.

The Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (the “Housing Act”), the Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. The Office of Finance, a joint office of the FHLBanks established by the Finance Board, facilitates the issuing and servicing of the FHLBank’s debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of all 12 FHLBanks.

Products and Services

The Bank’s products and services include the following:

•	Credit Products

•	Mortgage Loan Purchase Programs

•	Community Investment Services

•	Cash Management and Other Services

Credit Products

The credit products that the Bank offers to its members include both advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called housing associates. The book value of the Bank’s outstanding advances was $165.9 billion and $142.9 billion as of December 31, 2008 and 2007, respectively, and advances represented approximately 79.5 percent and 75.6 percent of total assets as of December 31, 2008 and 2007, respectively. Advances generated 71.2 percent, 74.5 percent, and 73.1 percent of total interest income for the years ended December 31, 2008, 2007 and 2006, respectively.

Advances serve as a funding source to the Bank’s members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

The Bank does not restrict the purpose for which members may use advances, other than indirectly through limitations on eligible collateral and as described below. Generally, member institutions use the Bank’s advances for one or more of the following purposes:

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

Pursuant to statutory and regulatory requirements, the Bank may make long-term advances only for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which include, for community financial institutions, defined small business loans, small farm loans, small agri-business loans, and community development activities.

The Bank obtains a security interest in eligible collateral to secure a member’s advance prior to the time it originates or renews an advance. Eligible collateral is defined by the Bank’s credit and collateral policy, the FHLBank Act, and Finance Agency regulations. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank also may require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

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

The following table describes the more standard advance products that the Bank offered at December 31, 2008:

Product	Description	Maturity	Percent of Advances
Adjustable Rate Credit (ARC Advance)	Long-term financing with rate resets at periodic intervals	Up to 10 years	12.9
Fixed Rate Credit (FRC Advance)	Fixed-rate funds with principal due at maturity	From one month to 10 years; may be shorter or longer if requested	8.9
Daily Rate Credit	Short-term funding with rate resets on a daily basis; similar to federal funds lines	From one day to 24 months	3.2

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

The following table sets forth the par amount of these customized advances outstanding (in thousands):

	As of December 31,
	2008	2007
Callable advances	$6,000	$90,000
Hybrid advances	67,958,600	60,581,900
Convertible advances	30,156,995	30,105,085
Capped/floor advances	21,486,000	21,233,500
Expander advances	1,312,600	1,441,600

The Bank establishes interest rates on advances using the Bank’s cost of funds and the interest-rate swap market. For short-term advances, interest rates are primarily driven by the Bank’s discount note pricing, and for longer term advances, interest rates are primarily driven by CO and interest-rate swap pricing. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in all advance transactions except Daily Rate Credit advances and one type of ARC advance. With respect to callable advances, prepayment fees apply to prepayments on a date other than an option exercise date(s). As required by Finance Agency regulations, the prepayment fee is intended to make the Bank economically indifferent to a borrower’s decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

In addition to making advances to member institutions, the Bank makes advances to “housing associates”—nonmembers that are approved mortgagees under Title II of the National Housing Act. Housing associates must be legally chartered and subject to inspection and supervision by a governmental agency. Additionally, their principal activity in the mortgage field must be the lending of their own funds. Housing associates are not subject to certain provisions of the FHLBank Act applicable to members, such as the capital stock purchase requirements. However, with respect to advances, housing associates generally are subject to similar regulatory and policy lending requirements, except that most advances to housing associates are collateralized by cash and securities. Advances to housing associates represented $111.0 million and $8.3 million of the outstanding advances as of December 31, 2008 and 2007, respectively.

The following table presents information on the Bank’s 10 largest borrowers (dollar amounts in thousands):

10 Largest Borrowers As of December 31, 2008

Institution	City, State	Advances Par Value	Percentage of Total Advances	Weighted Average Interest Rate %(*)
Countrywide Bank, FSB	Alexandria, VA	$42,700,000	27.32	4.46
SunTrust Bank	Atlanta, GA	10,179,960	6.52	4.58
Branch Banking and Trust Company	Winston Salem, NC	10,083,299	6.45	4.11
Regions Bank	Birmingham, AL	9,432,431	6.04	3.69
Navy Federal Credit Union	Vienna, VA	7,809,672	5.00	4.66
Wachovia Bank, National Association	Charlotte, NC	5,508,161	3.52	2.54
BankUnited, FSB	Coral Gables, FL	5,054,350	3.23	3.92
Capital One, National Association	McLean, VA	4,250,000	2.72	2.40
E*TRADE Bank	Arlington, VA	3,903,600	2.50	4.40
Bank of America, National Association	Charlotte, NC	3,763,960	2.41	1.37
Subtotal (10 largest borrowers)		102,685,433	65.71	4.10
Subtotal (all other borrowers)		53,583,723	34.29	3.56

Total		$156,269,156	100.00

*	The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and valuation methodology as it relates to its advance activity is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank during the term of the letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. The Bank had approximately $10.2 billion and $6.4 billion of outstanding standby letters of credit as of December 31, 2008 and 2007, respectively.

Mortgage Loan Purchase Programs

Until the middle of 2008, the Bank offered mortgage loan purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. These programs, the Mortgage Partnership Finance® Program (“MPF® Program”) and the Mortgage Purchase Program (“MPP”), are authorized under applicable regulations. Under both the MPF Program and MPP, the Bank purchased loans directly from participating financial institutions (“PFIs”) and not through an intermediary such as a trust. The loans consisted of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may have included qualifying conventional conforming, government Federal Housing Administration (“FHA”) insured, and Veterans Administration (“VA”) guaranteed fixed-rate mortgage loans. Before 2006, the Bank also purchased participation interests in loans through its Affordable Multifamily Participation Program (“AMPP”).

The Bank stopped accepting additional MPF master commitments as of February 4, 2008, and as of March 31, 2008, ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended new acquisitions of mortgage loans under the MPP. The Bank plans to continue to support its existing portfolio of MPP and MPF loans.

Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs, so long as it also sells the related credit enhancement obligation, which is discussed below. The Bank currently is not selling loans it has acquired through its mortgage loan purchase programs.

The following table identifies the PFIs from which the Bank has made more than 10 percent of its mortgage purchases through the above programs.

	Years Ended December 31,
	2008		2007
	Percent of total MPF	Percent of total MPP	Percent of total MPF	Percent of total MPP
First Federal Savings & Loan Association of Charleston	54.03	—	16.45	—
Branch Banking and Trust Company	41.72	—	63.05	—
Eastern Financial Florida Credit Union	*	23.73	20.50	—
Robins Federal Credit Union	—	24.17	—	24.88
Lee Financial Corporation	—	19.53	—	*
Bank of Dudley	—	15.65	—	11.84
First Federal Savings Bank of Florida	—	*	—	44.37

*	Represents less than 10 percent.

The Bank requires each PFI to make certain representations and warranties to the Bank indicating that it meets the various requirements set forth in the program guides and documents for the MPF Program and MPP. If a PFI breaches its representations or warranties with respect to a loan that the PFI sold to the Bank, the Bank may require the PFI to repurchase the mortgage loan. During 2008, PFIs repurchased nine loans from the Bank related to the MPF Program with outstanding principal and interest of approximately $1.3 million and PFIs repurchased three loans from the Bank related to MPP with outstanding principal and interest of approximately $553 thousand.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

MPF Program

The unpaid principal balance of MPF loans held by the Bank was $2.9 billion and $3.2 billion at December 31, 2008 and 2007, respectively. There are several different products available under the MPF Program, which specify varying levels of loss allocation and credit enhancement structures. These products include: Original MPF®, MPF® 100, MPF® 125, and MPF® Plus. The following table shows the unpaid principal loan balances for certain of the Bank’s MPF Program products (in thousands):

	Original MPF®	MPF® 100	MPF® 125	MPF® Plus
As of December 31, 2008	$283,053	$2,235	$113,291	$2,179,167
As of December 31, 2007	302,684	2,435	127,018	2,457,359

Through another program, MPF® Government products, the Bank purchased FHA-insured and VA-guaranteed loans from PFIs. These government-insured/guaranteed loans are not subject to the credit enhancement obligations applicable to other products of the MPF Program. The Bank held $289.1 million and $294.2 million in FHA/VA loans under this program as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, one of the Bank’s MPF PFI’s, Branch Banking and Trust Company, which like all PFI’s is currently inactive, was among the Bank’s top 10 borrowers.

MPP

The unpaid principal balance of MPP loans held by the Bank was $369.6 million and $327.1 million as of December 31, 2008 and 2007, respectively. The purpose and design of MPP is similar to the MPF program discussed above. However, because the Bank operates its MPP independently of other FHLBanks, it has greater control over the prices offered to its customers, the quality of customer service, the relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency.

Under MPP, a PFI that originates or purchases fixed-rate residential mortgages may sell qualifying loans to the Bank under a master commitment. The Bank is responsible for the development and maintenance of the program including origination, servicing and underwriting standards, operational support, marketing MPP to its members and funding loans acquired through the program.

The PFIs may retain or sell servicing to third parties. The Bank does not service the loans, nor does it own any servicing rights. The Bank must approve any servicer, including a member-servicer, and any transfers of servicing to third parties. The PFIs or servicers are responsible for servicing loans, for which they receive a servicing fee, in accordance with MPP servicing guidelines. The Bank has appointed Washington Mutual Mortgage Securities Corp. as the MPP master servicer. Washington Mutual Mortgage Securities Corp. was acquired by JP Morgan Chase in September of 2008. As of December 31, 2008, there were no MPP PFIs that were among the Bank’s top 10 borrowers.

Under MPP, the Bank also could purchase FHA loans from PFIs. These government-insured loans are not subject to the same credit enhancement obligations applicable to other products of the MPP. The Bank held no FHA loans under MPP as of December 31, 2008 or 2007.

Affordable Multifamily Participation Program

Prior to 2006, the Bank offered AMPP. Through AMPP, members and participants in housing consortia could sell to the Bank participation interests in loans on affordable multifamily rental properties. The Bank held participation interests in AMPP loans with an unpaid principal balance of $22.8 million and $23.3 million as of December 31, 2008 and 2007, respectively. In 2006, the Bank stopped purchasing assets under this program but retains its existing portfolio.

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory net income to its Affordable Housing Program (“AHP”), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million.

AHP provides direct subsidy funds or subsidized advances to members to support the financing of rental and for-sale housing for very low-income, low-income, and moderate-income individuals and families. The Bank’s AHP is a competitive program that supports projects that provide affordable housing to those individuals and families. In addition to the competitive AHP, the Bank offers the following programs to facilitate affordable housing and promote community economic development:

•

The First-time Homebuyer Program (“FHP”), which provides funds through member financial institutions to be used for down payment and closing costs to families at or below 80 percent of the area median income

•	The Community Investment Program, or “CIP,” and the Economic Development Program, or “EDP,” each of which provides the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

For the years ended December 31, 2008 and 2007, AHP assessments were $28.4 million and $50.7 million, respectively. Historically, the Bank has allocated up to 15 percent of its annual AHP contribution to fund the First-time Homebuyer Program. In 2008, the Bank increased the allocation of its annual AHP contribution to fund the First-time Homebuyer Program from 15 percent to up to 35 percent.

In 2008, the Bank adopted certain changes to its AHP program to position AHP and FHP as a resource to address the credit and foreclosure crisis in the Bank’s district. These changes included a revised AHP application scoring framework that rewards projects that are a part of a locally-coordinated foreclosure recovery initiative and projects that benefit from funding from Bank members. Other changes include the incorporation of a district-wide foreclosure prevention counseling platform for FHP customers.

Cash Management and Other Services

The Bank historically has provided a variety of services to help members meet day-to-day cash management needs. These services have included certain cash management services, such as daily investment accounts, disbursement accounts, settlement services, term deposits, ACH and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank’s members. Beginning in mid-2008, cash management services were limited to those that support member advance activity, such as daily investment accounts, ACH and custodial mortgage accounts. The Bank’s noncredit services, wire transfer services and safekeeping services continue.

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

The Bank’s short-term and long-term investments were $10.8 billion and $27.6 billion, respectively, as of December 31, 2008, representing approximately 18.4 percent of total assets. The Bank’s short-term and long-term investments were $15.6 billion and $25.9 billion, respectively, as of December 31, 2007, representing approximately 22.0 percent of total assets. These investments generated 25.9, 23.4 and 24.8 percent of total interest income for the years ended December 31, 2008, 2007 and 2006, respectively.

The Bank’s short-term investments consist of overnight and term federal funds, and interest-bearing deposits. The Bank’s long-term investments consist of mortgage-backed securities (“MBS”) issued by government-sponsored mortgage agencies or private securities that carry the highest rating from Moody’s or S&P at the time of purchase, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks.

The Bank’s MBS investment practice is to purchase MBS from a select group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. Government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is a dealer on the Bank’s list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The Bank’s MBS investment totaled $23.0 billion and $21.1 billion as of December 31, 2008 and 2007, respectively. The MBS balance as of December 31, 2008 and 2007 includes approximately $6.7 billion and $7.8 billion, respectively, in MBS issued by two of the Bank’s members and their affiliates. See Note 5 to the audited financial statements for a tabular presentation of the held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in “Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Finance Agency regulations further limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank not exceed 300 percent, or in certain cases 600 percent, of the Bank’s previous month-end capital plus mandatorily redeemable capital stock on the day it purchases the securities. For discussion regarding the Bank’s compliance with this regulatory requirement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition–Investments.”

The Bank periodically invests in the outstanding consolidated obligations issued by other FHLBanks as a part of its investment strategy. A description of the FHLBanks’ consolidated obligations appears below under the heading “Funding Sources–Consolidated Obligations.” The terms of these consolidated obligations generally are similar to the terms of consolidated obligations issued by the Bank. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” consolidated obligations issued by the Bank.

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

Investment by the Bank in consolidated obligations issued by other FHLBanks is not currently, nor is it anticipated to be, precluded by Finance Agency regulations. Current regulations do not impose any express limitation on the ability of the Bank to receive payments on consolidated obligations issued by other FHLBanks in the event that the issuing FHLBank is unable to make such payments itself, and the other FHLBanks, including the Bank, are required to make such payments. However, 12 CFR Section 966.8(c) prohibits consolidated obligations from being placed directly with any FHLBank. Regulatory interpretative guidance on this provision has clarified that the regulation also prohibits purchases from underwriters in an initial offering of consolidated obligations. The Bank does not purchase consolidated obligations issued by other FHLBanks during their period of initial issuance, so this guidance has not affected its investment strategy in this regard. At the request of the Office of Finance, the Finance Board approved a waiver to Section 966.8(c) in December 2005 to permit the direct placement by an FHLBank of consolidated obligations with another FHLBank to ensure the timely payment by an FHLBank of all the principal and interest due on consolidated obligations on a particular day. The request resulted from a revision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to its daylight overdraft policies. Under the Federal Reserve Board’s policies, the Federal Reserve System will not make payments on consolidated obligations until it has received sufficient funds from the obligor FHLBank through its fiscal agent, the Office of Finance.

The following table sets forth the Bank’s investments in other FHLBank bonds and other GSE securities (dollar amounts in thousands):

	As of December 31,
	2008			2007
	Amount	Percent of Total Investments	Weighted Average Coupon	Amount	Percent of Total Investments	Weighted Average Coupon
Other FHLBanks’ Bonds	$300,135	0.78	7.41%	$284,542	0.69	6.96%
Government-sponsored enterprises:
Debt obligations	4,171,725	10.87	5.34%	4,283,519	10.32	5.85%
Mortgage-backed securities	7,060,082	18.40	4.72%	2,968,441	7.15	4.97%

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

Although the Bank is primarily liable for its portion of COs (i.e., those issued on its behalf), the Bank also is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on COs of all the FHLBanks. If the principal or interest on any CO issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of stock from, any member of the Bank. The Finance Agency, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank. However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its obligations, the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all COs outstanding or on any other basis the Finance Agency may determine.

Finance Agency regulations also state that the Bank must maintain the following types of assets free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the COs outstanding:

•	Cash

•	Obligations of, or fully guaranteed by, the United States

•	Secured advances

•	Mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States

•

Investments described in Section 16(a) of the FHLBank Act which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located

•

Other securities that have been assigned a rating or assessment by a NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs (currently Aaa by Moody’s or AAA by S&P).

The following table presents the Bank’s compliance with this requirement (in thousands):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2008	$193,376,111	$207,181,050
As of December 31, 2007	170,584,981	188,152,253

The Office of Finance has responsibility for facilitating and executing the issuance of the COs. It also services all outstanding debt.

Consolidated Obligation Bonds. Consolidated obligation bonds satisfy longer-term funding requirements. Typically, the maturity of these securities ranges from one year to 10 years, but the maturity is not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also use the TAP issue program for fixed-rate, noncallable bonds. Under this program, the FHLBanks offer debt obligations at specific maturities that may be reopened daily generally during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes. Through the Office of Finance, the FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members, for the Bank’s short-term investments, and for the Bank’s variable-rate and convertible advance programs. These securities have maturities up to 366 days and are offered daily through a consolidated obligation discount-note selling group. Discount notes are issued at a discount and mature at par.

The following table shows the net amount of the Bank’s outstanding consolidated obligation bonds and discount notes (in thousands). The net amount is described in more detail in the table summarizing the Bank’s participation in COs outstanding included within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liabilities and Capital–Consolidated Obligations.”

	As of December 31,
	2008	2007
Consolidated obligations, net:
Bonds	$138,181,334	$142,237,042
Discount notes	55,194,777	28,347,939

Total	$193,376,111	$170,584,981

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal and interest on COs issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

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

An FHLBank must file a consolidated obligation payment plan for Finance Agency approval upon the occurrence of any of the following:

•	The FHLBank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations

•

The FHLBank becomes a noncomplying FHLBank as a result of being required to provide notice to the Finance Agency of certain matters related to liquidity requirements or inability to meet current obligations

•	The Finance Agency determines that the FHLBank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.

Regulations permit a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until such time as the Finance Agency has approved the FHLBank’s CO payment plan or inter-FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposit programs provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. In 2008 and 2007, the Bank offered several types of deposit programs, including demand and overnight deposits. In June 2007, the Bank discontinued offering term deposits and the last term deposit matured in October 2007. In May 2008, the Bank discontinued acting as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The following table shows categories of the Bank’s deposits (in thousands):

	As of December 31,
	2008	2007
Interest-bearing deposits:
Demand and overnight	$3,572,709	$7,115,183

Noninterest-bearing deposits:
Pass-through reserve deposits	—	19,844

Total	$3,572,709	$7,135,027

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. As of December 31, 2008 and 2007, the Bank had excess deposit reserves of $133.2 billion and $118.6 billion, respectively.

Capital, Capital Rules, Retained Earnings, and Dividends

Capital and Capital Rules

The Bank is required to comply with regulatory requirements for total capital, leverage capital, and risk-based capital. Under these requirements, the Bank must maintain total capital in an amount equal to at least four percent of total assets and weighted leverage capital in an amount equal to at least five percent of total assets. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. In addition, the Bank must maintain permanent capital, defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings, in an amount equal to or greater than the risk-based capital (“RBC”) requirements set forth in the Gramm-Leach-Bliley Act of 1999. The regulatory definition of permanent capital results in a calculation of permanent capital different from that determined in accordance with GAAP, as the regulatory definition uses paid-in capital without adjusting for the effects of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). RBC is the sum of credit, market, and operating risk capital requirements.

Credit risk capital is the sum of the capital charges for the Bank’s assets, off-balance sheet items, and derivatives contracts. The Bank calculates these charges using the methodology and risk weights assigned to each classification by the Finance Agency. Market risk capital is the sum of the market value of the Bank’s portfolio at risk from movement in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during times of market stress and the amount, if any, by which the market value of total capital is less than 85 percent of the book value of total capital. Operations risk capital is equal to 30 percent of the sum of the credit risk capital component and the market risk capital component. Regulations define “total capital” as the sum of:

•	Permanent capital

•	The amount paid-in for Class A stock, if any (the Bank does not issue Class A stock)

•	The amount of the Bank’s general allowance for losses (if any)

•	The amount of any other instruments identified in the Bank’s capital plan that the Finance Agency has determined to be available to absorb losses.

To satisfy these capital requirements, the Bank implemented a new capital plan on December 17, 2004. Each member’s minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2008, the membership stock requirement was 0.18 percent (18 basis points) of the member’s total assets, subject to a cap of $25 million. Effective as of March 30, 2009, the cap will change to $26 million.

As of December 31, 2008, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member’s outstanding principal balance of advances

•	8.00 percent of any outstanding targeted debt/equity investment (investments similar to AMPP assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero percent as of December 31, 2008. As of December 31, 2008, all of the Bank’s AMPP assets had been acquired from a non-member, and, therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those AMPP assets.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock. For additional information regarding the Bank’s stock, refer to Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Retained Earnings and Dividends

The Bank has established a capital management policy to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. At least quarterly, the Bank assesses the adequacy of its retained earnings. This assessment considers forecasted income, SFAS 133 and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), adjustments, market risk, operational risk and credit risk. Quarterly, the board sets the targeted amount of retained earnings the Bank is required to hold after the payment of dividends based on this assessment. Based upon this quantitative analysis, the board of directors established the target amount of retained earnings at approximately $469.4 million as of December 31, 2008. The Bank’s retained earnings at December 31, 2008 were lower than this target due to the Bank’s establishment of a $170.5 million reserve for a receivable from

Lehman Brothers Special Financing Inc. (“LBSF”) in light of the bankruptcy filings of LBSF and its parent, Lehman Brothers Holdings Inc. and amounts due to the Bank from LBSF under certain swap transactions, and the recording of an $186.1 million other-than-temporary impairment loss for the year ended December 31, 2008, each of which is discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

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

The Finance Agency limits excess stock in any FHLBank to one percent of that FHLBank’s total assets and prohibits an FHLBank from issuing dividends in the form of stock if it would cause this one percent limitation to be exceeded. As of December 31, 2008, the Bank’s excess stock was 0.006 percent, or less than one basis point, of the Bank’s total assets.

Derivatives

Finance Agency regulations and policy and the Bank’s Risk Management Policy (“RMP”) establish guidelines for derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives only to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, and to achieve the Bank’s risk management objectives. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, interest-rate cap and floor agreements, and futures and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•

Reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on the London Interbank Offered Rate (“LIBOR”)

•	Manage embedded options in assets and liabilities

•	Hedge the market value of existing assets or liabilities

•	Hedge the duration risk of pre-payable instruments.

The total notional amount of the Bank’s outstanding derivatives was $240.2 billion and $222.9 billion as of December 31, 2008 and 2007, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

The Bank is subject to credit risk in all derivatives transactions due to potential nonperformance by the derivative counterparty. The Bank reduces this risk by executing derivatives transactions only with highly-rated financial institutions. In addition, the legal agreements governing the Bank’s derivatives transactions require the credit exposure of all derivatives transactions with each counterparty to be netted. As of December 31, 2008, the Bank had credit risk exposure to nine counterparties, before considering collateral, in an aggregate amount of $111.0 million. The Bank’s net uncollateralized exposure to these counterparties was approximately $41.3 million as of December 31, 2008.

The market risk of derivatives can be measured meaningfully only on a portfolio basis, taking into account the entire balance sheet and all derivatives transactions. The market risk of the derivatives and the hedged items is included in the measurement of the Bank’s effective duration gap (the difference between the expected weighted average maturities of the Bank’s assets and liabilities). As of December 31, 2008, the Bank’s effective duration gap was 0.5 months. A low positive effective duration gap means that the Bank’s exposure to rising interest rates is lower than if the effective duration gap were a higher positive number.

For further discussion as to how the Bank manages its credit risk and market risk on its derivatives see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the cost of other available sources of liquidity for the Bank’s members, such as brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can influence significantly the demand for the Bank’s advances and can vary as a result of a number of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral. The Bank has begun to face competition from several government programs created in light of the credit crisis, which have provided competitive alternatives to the Bank’s members, including the Troubled Asset Relief Program (“TARP”), the Federal Reserve’s Term Auction Facility, and the Temporary Liquidity Guarantee Program (“TLGP”).

Debt Issuance. The Bank competes with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lesser amounts of debt issued at the same cost than otherwise would be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be affected adversely by regulatory initiatives that tend to reduce investments by certain depository institutions in unsecured debt with greater price volatility or interest-rate sensitivity than fixed-rate, fixed-maturity instruments of the same maturity. Further, a perceived or actual higher level of government support for other GSEs may increase demand for their debt securities relative to similar FHLBank securities.

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

Regulatory Oversight, Audits, and Examinations

The Finance Agency, an independent agency in the executive branch of the federal government, supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets;

(3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Agency monthly financial information on the condition and results of operations of the Bank.

Effective May 16, 2006, in accordance with the Finance Board’s regulation, the Bank registered its Class B stock with the SEC under Section 12(g)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Housing Act codified the regulatory requirement that the FHLBanks register a class of its common stock under Section 12(g) of the Exchange Act. As a result of this registration, the Bank is required to comply with the disclosure and reporting requirements of the Exchange Act and to file with the SEC annual, quarterly, and current reports, as well as meet other SEC requirements, subject to certain exemptive relief obtained from the SEC by the Bank and under the Housing Act.

The Government Corporation Control Act provides that, before a government corporation (which includes the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the time and manner in which issued; and the selling price. Under the Housing Act, the Secretary of the Treasury has the authority, at his or her discretion, to purchase COs, subject to the federal debt ceiling limits. Previously, the FHLBank Act had authorized the Secretary of the Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this latter authority have been outstanding since 1977. The U.S. Department of the Treasury receives the Finance Agency’s annual report to the Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. The Department of the Treasury recently has adopted additional procedures relating to the review of other GSE debt issuance and may review the procedures under which the FHLBanks issue debt.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, he or she must report the results and provide his or her recommendations to the Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct his or her own audit of any financial statements of the Bank.

The Bank has an internal audit department, the Bank’s board of directors has an audit committee, and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency, and the Congress receive the Bank’s Report and audited financial statements. The Bank must submit annual management reports to the Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Personnel

As of December 31, 2008, the Bank employed 368 full-time and 15 part-time employees.

Taxation/Assessments

Although the Bank is exempt from all federal, state, and local taxation, except for real property taxes, the Bank is obligated to make payments to REFCORP. Each FHLBank is required to pay to REFCORP 20 percent of its annual income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP.

The FHLBanks will continue to expense and pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. The Bank would be entitled to either a refund or a credit for amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. At December 31, 2008, the Bank had overpaid $14.0 million in REFCORP assessments and is entitled to credit this amount against future REFCORP assessments.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments have generally exceeded $300 million per year, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42.5 million of the $75 million scheduled payment due for the second quarter of 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. During the fourth quarter of 2008, the FHLBanks’ benchmark payments or portions of them were reinstated due to actual REFCORP payments falling short of the $300 million annual requirement. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of Treasury.

Each year the Bank must set aside for its AHP 10 percent of its regulatory income, or such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. If an FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for that year, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $91.8 million for the year ended December 31, 2008. These assessments were the equivalent of a 26.6 percent effective annual income tax rate for the Bank.

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

Each of the FHLBanks relies upon the issuance of COs as a primary source of funds. COs are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the COs issued by the FHLBanks through the Office of Finance, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of COs. Further, under the Lending Agreement with the U.S. Treasury, any extensions of credit by the U.S. Treasury to the FHLBanks, or any FHLBank, would be the joint and several obligations of all 12 of the FHLBanks and would be COs pursuant to part 966 of the rules of the Finance Agency (12 C.F.R. part 966).

The Finance Agency may by regulation require any FHLBank to make principal or interest payments due on any COs at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Finance Agency may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could affect negatively the Bank’s financial condition and results of operations.

Several FHLBanks have recently announced matters related to net losses, suspension of dividends, suspension of stock repurchases and possible risk-based capital deficiencies, primarily in light of declines in the value of private-label MBS due to the ongoing turmoil in the capital and mortgage markets, in addition to general increases in funding costs and difficulty in issuing long-term debt. The Bank is continuing to monitor these developments.

To date, no FHLBank has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

The Bank’s funding depends upon its ability to access the capital markets.

The Bank seeks to be in a position to meet its members’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank’s ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of the reduction of liquidity in financial markets, which are beyond the Bank’s control.

The severe financial and economic disruptions, and the U.S. government’s dramatic measures enacted to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities and consequently have affected the Bank’s funding costs and practices. During the second half of 2008, the Bank’s funding costs associated with issuing long-term consolidated obligation bonds became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities, reflecting dealers’ reluctance to sponsor, and investors’ current reluctance to buy longer-term GSE debt, coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and FHLBank consolidated obligation discount notes. As a result, the Bank generally decreased its term money market holdings and maintained the bulk of its liquidity in overnight investments. The Bank has also become more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less, for funding. Any significant disruption in the short-term debt markets could have a serious effect on the Bank. If these conditions continued indefinitely, the Bank may not be able to obtain funding on acceptable terms and the higher cost of longer-term liabilities would likely cause a corresponding increase in the Bank’s advance rates, which could adversely affect demand for advances and, in turn, the Bank’s result of operations. Alternatively, continuing to fund longer-term assets with very short-term liabilities could adversely affect the Bank’s results of operations if the cost of those short-term liabilities rises to levels above the yields on the assets being funded. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed on acceptable terms, its ability to support and continue its operations could be adversely affected, which could negatively affect its financial condition and results of operations, and the value of Bank membership.

The Bank relies heavily on advances as its primary product offering and primary source of total interest income.

For the year ended December 31, 2008, interest income from the Bank’s advances represented approximately 71.2 percent of the Bank’s total interest income, and interest income constituted a substantial majority of the Bank’s total income. The Bank expects that advances will continue to account for a significant portion of the Bank’s total interest income, and interest income will continue to account for a substantial majority of total income, for the foreseeable future. In addition, at December 31, 2008, advances represented 79.5 percent of the Bank’s total assets.

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

Several government programs created in light of the credit crisis have provided competitive alternatives to the Bank’s members, including the TARP, the Federal Reserve’s Term Auction Facility, and the TLGP. The availability of alternative funding sources to the Bank’s members that are more attractive than those funding products offered by the Bank may decrease significantly the demand for the Bank’s advances. Any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the Bank’s profitability on advances. A decrease in the demand for the Bank’s advances or a decrease in the Bank’s profitability on advances could have a material adverse effect on the Bank’s financial condition and results of operations.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and, as such, are governed by federal laws and regulations as adopted and applied by the Finance Agency. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business.

On July 30, 2008, President Bush signed into law the Housing Act. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Housing Act abolished both the Finance Board and the Office of Federal Housing Enterprise Oversight of the Department of Housing and Urban Development and established the Finance Agency as the single regulator of Fannie Mae, Freddie Mac, the FHLBanks and the Office of Finance. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending activities, which could affect the Bank’s financial condition and results of operations.

Recent government actions in response to the credit crisis can adversely affect the Bank’s business.

On September 7, 2008, the Finance Agency announced that it had placed both Fannie Mae and Freddie Mac into conservatorship. Although these actions resulted in somewhat decreased spreads on U.S. agency debt, including FHLBank debt relative to U.S. Treasury securities, investor concerns about U.S. agency debt may adversely affect the FHLBanks’ competitive position and result in higher funding costs, which could negatively affect the Bank’s business and financial condition. The special status of Fannie Mae and Freddie Mac debt securities could result in higher funding costs on Bank debt. Investors and dealers have exercised caution with respect to longer-term debt of the FHLBanks due to confusion about the level of government support for Fannie Mae and Freddie Mac relative to the FHLBanks. As a result of these factors, the Bank may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors. The increased cost of issuing consolidated obligations could negatively affect the Bank’s financial condition and results of operations.

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

On November 21, 2008, the FDIC adopted the final rule implementing the TLGP, which was announced on October 14, 2008. The TLGP is a program pursuant to which the FDIC guarantees new senior unsecured debt issued prior to October 31, 2009 by domestic banks and thrift institutions. This program has affected, and may continue to affect, member demand for advances, by providing members with alternative sources of funding.

On February 27, 2009, the FDIC approved a final rule to raise an insured institution’s base assessment rate based upon its ratio of secured liabilities to domestic deposits. Under the rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 25 percent) would increase its assessment rate, but the resulting base assessment rate after any such increase could be no more than 50 percent greater than it was before the adjustment. The rule becomes effective on April 1, 2009. Because all of the Bank’s advances are secured liabilities, the rule may affect member demand for advances.

Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes. The proposed legislation would allow a bankruptcy court in a Chapter 13 consumer bankruptcy to modify residential mortgage loans by reducing the balance (“cramdown”) of a mortgage securing a principal residence to the current value of the debt, reducing the interest rate, or by extending the repayment period. Utilization of the cramdown provision, if signed into law in its current form, may increase the Bank’s credit losses on MBS, since bankruptcy losses may be shared equally among or have different loss priorities depending on how each investment allocates the bankruptcy cramdown losses to the various prime and subordinate investor classes. Application of the cramdown provision may also make the determination that MBS are other-than-temporarily impaired more likely, thereby increasing the mark-to-market accounting losses flowing through the income statement. The value of collateral supporting advances may also be reduced, requiring members to pledge additional qualifying collateral. Since final passage and the scope of the law’s application are undetermined, it is impossible to predict the actual effects of this proposed legislation on the Bank’s collateral valuations and MBS.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of December 31, 2008 and December 31, 2007, the Bank’s largest borrower, Countrywide Bank, FSB, accounted for $42.7 billion and $47.7 billion, respectively, of the Bank’s total advances then outstanding, which represented 27.3 percent and 34.0 percent, respectively, of the Bank’s total advances then outstanding. In 2008, Bank of America Corporation, parent of a top ten borrower of the Bank at December 31, 2008, acquired Countrywide Financial Corporation, parent of Countrywide Bank, FSB. As of December 31, 2008 and December 31, 2007, 10 of the Bank’s member institutions (including Countrywide Bank, FSB and Bank of America, NA) collectively accounted for $102.7 billion and $97.6 billion, respectively, of the Bank’s total advances then outstanding, which represented 65.7 percent and 69.6 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers—whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise—the Bank’s financial condition and results of operations could be affected negatively.

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

The Bank uses derivative instruments to attempt to reduce its interest-rate risk and mortgage prepayment risk. The Bank’s management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank’s effective use of these instruments depends upon the ability of the Bank’s management to determine the appropriate hedging positions in light of the Bank’s assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank’s hedging strategy depends upon the Bank’s ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank’s corresponding obligations. If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to manage its interest-rate and other risks, or may be required to decrease its MBS holdings, which could affect the Bank’s financial condition and results of operations.

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

The Bank assumes credit risk when entering into securities transactions, money market transactions, supplemental mortgage insurance agreements and derivative contracts with counterparties. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. In addition, the Bank’s credit risk may be exacerbated based on market movements or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. As discussed elsewhere in this Report, LBSF, a derivative counterparty of the Bank, has filed for bankruptcy court protection and the net amount owed to the Bank by LBSF, as of the early termination date, is approximately $189.4 million. There can be no assurance whether, and to what extent, the Bank will be able to recover this amount.

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

If the aggregate AHP contributions of the 12 FHLBanks were to fall below $100 million, the Finance Agency would prorate the remaining sums among the FHLBanks, subject to certain conditions, as may be required to meet the minimum $100 million annual contribution. Increasing the Bank’s AHP contribution in such a scenario would reduce the Bank’s earnings and potentially reduce the dividend paid to members.

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

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s retained earnings and current net earnings. The Bank’s ability to pay dividends also is subject to statutory and regulatory liquidity requirements. For example, the Bank has adopted a capital management policy to address regulatory guidance on retained earnings issued to all FHLBanks. The Bank’s capital management policy requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, SFAS 133 and SFAS 115 adjustments, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. Accordingly, events such as changes in interest rates, collateral value, credit quality of members and any future other-than-temporary impairment losses may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends from historical ratios to achieve and maintain the targeted amount of retained earnings.

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

The Bank invests in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private-label MBS rated AAA by S&P or Fitch or Aaa by Moody’s at the time of purchase. As of December 31, 2008, a substantial portion of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of the private-label MBS the Bank holds have deteriorated during 2008 due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred during 2008 further reduced the fair value of the Bank’s MBS portfolio. For the year ended December 31, 2008, the Bank recorded a $186.1 million impairment loss related to its private-label MBS.

Credit losses in the Bank’s MBS portfolio, if significant, could have an adverse effect on the Bank’s financial condition and results of operations. Given current market conditions and the significant judgments involved, there is a risk that further declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional material other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank’s earnings and retained earnings and the value of Bank membership.

Member failures may affect the Bank’s business adversely.

The financial services industry has seen an increase in the number of failed financial institutions, including seven in the Bank’s district during 2008. If the number of member failures continues to increase, it may reduce the number of potential members in the Bank’s district, resulting in a loss of business for the Bank.

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

The only matter on which shareholders are entitled to vote is the election of directors. In the fourth quarter of 2008, the Bank submitted ballots to its members to elect independent directors. Voting and nominating rights with respect to the election of directors are established by 12 U.S.C. §1427 and 12 C.F.R Part 1261.

The record date for the Bank’s 2008 director elections to fill the two independent directorships becoming available on January 1, 2009 was December 31, 2007. In September 2008, the Director of the Finance Agency issued an order changing the designation of directors on the Bank’s board of directors by reducing the number of independent directors from eight to seven. Accordingly, in the 2008 independent director elections, Bank members elected two independent directors.

Of the 1,216 members eligible to vote in the 2008 independent directorship elections, 381 members participated, casting a total of 11,917,952 votes.

On December 16, 2008, the Bank declared elected the below incumbent candidates:

Name	Votes Received
F. Gary Garczynski	5,976,199
LaSalle D. Leffall, III	5,941,753

These directors four-year terms began on January 1, 2009 and end on December 31, 2012.

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

Directors in Member Directorships:		Term Expiration December 31,
Alabama
W. Russell Carothers, II	Citizens Bank of Winfield	2009
Bedford Kyle Goodwin, III	First Financial Bank	2009

District of Columbia
Thomas H. Webber, III	IDB-IIC Federal Credit Union	2009

Florida
Miriam Lopez	TransAtlantic Bank	2010

Georgia
William F. Easterlin, III	Queensborough National Bank & Trust Co.	2010

Maryland
John M. Bond, Jr.	The Columbia Bank	2010

North Carolina
Donna Goodrich	BB&T Corporation	2012

South Carolina
J. Thomas Johnson	First Community Bank	2009

Virginia
Scott C. Harvard	Shore Bank	2012
Edward J. Woodard	Bank of the Commonwealth	2011

Directors in Independent Directorships:
F. Gary Garczynski		2012
William C. Handorf		2009
Linwood Parker Harrell, Jr.		2010
Jonathan Kislak		2010
LaSalle D. Leffall, III		2012
Henry Gary Pannell		2010
Robert L. Strickland		2009

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank’s members or former members own all the stock of the Bank. The Bank’s stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The Bank’s capital plan prohibits the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request that the Bank redeem at par its “excess stock” five years after the Bank receives a written request by the member, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock requirement under the Bank’s capital plan. In addition, any member may withdraw from membership upon five years’ written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par the member’s stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings. The par value of all capital stock is $100 per share. As of December 31, 2008, the Bank had 1,238 members and 85,074,230 shares of its common stock outstanding (including mandatorily redeemable shares).

The Bank declared quarterly cash dividends for 2008 and 2007 as outlined in the table below (dollar amount in thousands):

Quarterly Dividends Declared

	2008		2007
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First	$114,439	6.00	$83,929	5.90
Second	114,292	5.75	85,624	6.00
Third	58,946	2.89	99,019	6.00
Fourth	—	—	113,928	6.00

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

The Bank’s board of directors has adopted a capital management policy that includes a targeted amount of retained earnings. In the near future, dividends paid, if any, may be lower than dividends paid in previous quarters, reflecting a conservative financial management approach during this period of continued volatility.

Because only member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank provided $5.7 billion, $5.7 billion, and $1.1 billion of such credit support in each of 2008, 2007, and 2006, respectively. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2004 to 2008, have been derived from annual financial statements, including the statement of condition at December 31, 2008 and 2007 and the related statements of income and of cash flows for the three years ended December 31, 2008 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition, results of operations, or cash flows of any other interim or yearly periods (dollar amounts in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Statements of Condition (at year end)
Total assets (1)	$208,564,340	$188,937,764	$140,533,763	$142,992,260	$133,658,482
Mortgage loans held for portfolio, net	3,251,074	3,526,582	3,003,399	2,859,982	2,215,653
Advances, net	165,855,546	142,867,373	101,476,335	101,264,208	95,867,345
Investments (2)	27,604,052	26,688,062	24,553,020	24,988,817	23,691,932
REFCORP prepayment	14,028	—	—	—	—
Federal funds sold	10,769,000	14,835,000	10,532,000	13,028,500	11,196,500
Deposits (1)	3,572,709	7,135,027	4,478,109	5,157,809	5,248,738
Consolidated obligations, net :
Discount notes	55,194,777	28,347,939	4,934,073	9,579,425	13,013,797
Bonds	138,181,334	142,237,042	122,067,636	119,172,487	105,920,803
Total consolidated obligations, net (3)	193,376,111	170,584,981	127,001,709	128,751,912	118,934,600
Affordable Housing Program liability	139,300	156,184	130,006	105,911	86,338
Payable to REFCORP	—	30,681	23,606	20,766	8,700
Retained earnings	434,883	468,779	406,376	328,369	216,640
Capital stock—putable	8,462,995	7,556,016	5,771,798	5,753,203	5,225,149

Statements of Income
Net interest income	846,028	703,548	671,219	633,707	565,948
Provision for credit losses on mortgage loans held for portfolio	10	72	217	17	364
Net (losses) gains on derivatives and hedging activities	(229,289)	(96,424)	91,176	136,520	(42,208)
Other income (loss) (4)	15,294	109,948	(94,999)	(210,614)	(53,011)
Other expenses	286,432	110,181	102,381	86,190	69,976
Income before assessments	345,591	606,819	564,798	473,406	400,389
Assessments	91,810	161,916	150,600	126,365	106,328
Income before cumulative effect of change in accounting principle	253,781	444,903	414,198	347,041	294,061
Cumulative effect of change in accounting principle (5)	—	—	—	(2,905)	—
Net income	253,781	444,903	414,198	344,136	294,061

Return on average equity (6)	2.95%	6.47%	6.59%	5.83%	5.41%
Return on average assets	0.13%	0.28%	0.29%	0.25%	0.24%
Net interest margin (7)	0.42%	0.44%	0.48%	0.46%	0.46%
Total capital ratio (at period end) (8)	4.29%	4.28%	4.55%	4.35%	4.25%
Ratio of earnings to fixed charges	1.06	1.08	1.09	1.11	1.18
Total average equity to average assets	4.25%	4.27%	4.41%	4.26%	4.36%

(1)	Effective January 1, 2008, the Bank adopted FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”) which permits an entity to offset fair value amounts for cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty. The Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principal through retrospective application for all prior periods presented.

(2)	During 2008, on a retrospective basis, the Bank reclassified its investments in certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities as they meet the definition of a security under SFAS 115.
(3)	The amounts presented are the Bank’s primary obligations on consolidated obligation outstanding. The par value of the FHLBank’s outstanding consolidated obligations for which the Bank is jointly and severally liable were approximately $1.1 trillion and $1.0 trillion at December 31, 2008 and 2007, respectively.
(4)	Other income (loss) includes service fees, net gains (losses) on trading securities, realized loss on held -to-maturity and other.
(5)	Effective January 1, 2005, the Bank changed its method of accounting for deferred premiums and discounts on mortgage-backed securities under SFAS No. 91, Accounting for Non refundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”), from estimated life method to contractual method.
(6)	Calculated as net income divided by total average equity.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Total capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end. See Note 11 to the 2008 financial statements for a discussion of regulatory capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2008 and 2007, and results of operations for the years ended December 31, 2008, 2007, and 2006. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties which the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2008 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

General Overview

During the year ended December 31, 2008, unprecedented instability in the financial markets affected financial institutions, including GSEs. While this instability produced some positive results for the Bank during the first half of 2008, during the second half of 2008, this instability significantly increased the volatility in GSE debt pricing, funding and demand.

During the first half of 2008, advance demand continued to rise due to general illiquidity in the marketplace. The FHLBank System continued to experience favorable CO debt funding costs in light of the then current credit market situation.

However, as the year progressed, a series of events and U.S government actions to address the general credit crisis began to have negative effects on the Bank. Commencing with the initiation of the rescue of Fannie Mae and Freddie Mac, followed by their conservatorship and subsequent U.S. government actions to address the general credit crisis, investors and dealers became cautious about buying or trading longer-term GSE debt, which increased the Bank’s funding costs and reduced demand for the Bank’s longer-term debt.

During the third and fourth quarters of 2008, FHLBank funding costs associated with issuing long-maturity senior debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy longer-term obligations of the GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during this time, the FHLBanks issued large quantities of discount notes, floating-rate notes, short-term callable bonds and short-term bullet bonds in order to meet this demand. As of December 31, 2008, discount notes comprised 28.5 percent of the Bank’s consolidated obligations, as compared to 16.6 percent as of December 31, 2007.

Advance demand continued to rise during the second half of 2008 as a result of the persistent general illiquidity in the marketplace. While the Federal Reserve took actions to lower interest rates throughout the year, which affects the Bank’s earnings on capital, this was mitigated somewhat by increased capital resulting from the increased advance demand.

For the year ended December 31, 2008, the Bank recorded an other-than-temporary impairment loss of $186.1 million related to five private-label MBS in the Bank’s held-to-maturity securities portfolio. In addition, during the third quarter of 2008, the Bank recorded a $170.5 million reserve for a receivable from LBSF in light of the bankruptcy filings of LBSF and its parent, Lehman Brothers Holdings Inc. and amounts due to the Bank from LBSF under certain swap transactions.

Financial Condition

As of December 31, 2008, total assets were $208.6 billion, an increase of $19.6 billion, or 10.4 percent, from December 31, 2007. The increase in total assets was primarily a result of a $23.0 billion, or 16.1 percent, increase in advances during the period. Advances represented 79.5 percent and 75.6 percent of total assets as of December 31, 2008 and 2007, respectively. The significant increase in advances during the period primarily resulted from increased liquidity needs of the Bank’s members in light of unanticipated disruptions in the credit markets during 2008. The Bank experienced demand from its member institutions spread throughout the Bank’s district.

As of December 31, 2008, total liabilities were $199.7 billion, an increase of $18.8 billion, or 10.4 percent, from December 31, 2007. This increase in total liabilities was primarily a result of a $22.8 billion, or 13.4 percent, increase in consolidated obligations during the period. Consolidated obligations represented 96.8 percent and 94.3 percent of total liabilities as of December 31, 2008 and 2007, respectively. The significant increase in consolidated obligations during the period corresponds to the Bank’s need to fund the increased demand for advances by the Bank’s members during 2008. Consolidated obligation discount notes increased by $26.8 billion, or 94.7 percent, and consolidated obligation bonds decreased by $4.1 billion, or 2.85 percent, during the period, due to difficulties the Bank experienced in the second half of 2008 in issuing long-term debt, which is discussed above.

As of December 31, 2008, total capital was $8.9 billion, an increase of $870.7 million, or 10.9 percent, from December 31, 2007. The increase in total capital was primarily a result of an increase in the Bank’s activity-based stock during the period that corresponds to the increase in advances. The Bank’s retained earnings decreased during 2008 by $33.9 million to $434.9 million as of December 31, 2008. The Bank continues to meet regulatory capital-to-assets ratios and liquidity requirements.

Results of Operations

The Bank’s net income for 2008 was $253.8 million, a $191.1 million, or 43.0 percent, decrease from net income of $444.9 million for 2007. The decrease in net income for 2008 compared to 2007 was due primarily to the establishment of a $170.5 million reserve for a credit loss on the LBSF receivable, with a corresponding charge to other expense, and the recording of an other-than-temporary impairment loss of $186.1 million on the Bank’s private-label MBS. These amounts were offset partially by a $142.5 million increase in net interest income for 2008 compared to 2007.

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

The Bank’s annualized return on equity (“ROE”) was 2.95 percent for the year ended December 31, 2008, compared to 6.47 percent for the year ended December 31, 2007. ROE spread to three-month average LIBOR decreased between the periods, equaling 0.02 percent for the year ended December 31, 2008 as compared to 1.17 percent for the year ended December 31, 2007. The decrease in this spread was due primarily to the $191.1 million decrease in net income during the period, resulting in a decrease in ROE and ROE spread to three-month average LIBOR.

The Bank’s interest rate spread increased by five basis points for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase in interest rate spread during the periods was due to an increase in the use of short-term, lower rate funding. Short-term funding rates decreased by more than long-term funding rates during the period.

The Bank’s net income for 2007 was $444.9 million, a $30.7 million, or 7.41 percent, increase from net income of $414.2 million for 2006. The increase in net income for 2007 compared to 2006 was due to an increase in both net interest income and other income. The increase in net interest income primarily resulted from the increase in advance demand. However, the inability of the Bank to fully invest its excess liquidity in MBS affected net interest income because the Bank held those funds in shorter-term, lower yielding assets. The increase in other income resulted from the effect of the interaction of interest rates on the Bank’s trading securities and derivative and hedging activities. The increases in net interest and other income were offset partially by an increase in non-interest expense and a three basis point decrease in interest rate spread.

Business Outlook

The continued instability of the markets, along with a number of outstanding proposals by the government, could continue to impact negatively the Bank’s funding costs, ability to issue long-term debt, and advance demand.

Advance Demand

On November 21, 2008, the FDIC adopted the final rule implementing the TLGP, which was announced on October 14, 2008. The TLGP is a program pursuant to which the FDIC guarantees new senior unsecured debt issued prior to October 31, 2009 by domestic banks and thrift institutions. This program has affected, and may continue to affect, member demand for advances, by providing members with alternative sources of funding. On March 17, 2009, the FDIC announced that it would impose a surcharge on debt issued with a maturity of one-year or more and issued on or after April 1, 2009 to gradually phase out the program.

On February 27, 2009, the FDIC approved a final rule to raise an insured institution’s base assessment rate based upon its ratio of secured liabilities to domestic deposits. Under the rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 25 percent) would increase its assessment rate, but the resulting base assessment rate after any such increase could be no more than 50 percent greater than it was before the adjustment. The rule becomes effective on April 1, 2009. Because all of the Bank’s advances are secured liabilities, the rule may affect member demand for advances.

While advance demand increased significantly during the year ended December 31, 2008 as a result of the general illiquidity of markets, the Bank expects that outstanding advances will decrease during 2009 in light of maturing advances, an anticipated reduced need for funding by the Bank’s members and the government programs discussed above. Further, to the extent that the Bank pays dividends at spreads less than those historically paid by the Bank, this may affect adversely member demand for advances.

Debt Issuance

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

To the extent that the FHLBanks’ cost of funds increase, member institutions, in turn, experience higher costs for advance borrowings. The continued inability of the Bank to issue long-term debt at attractive pricing could have a material adverse effect on the Bank’s results of operations, although the Bank expects that its funding needs in 2009 will be less than 2008 due to its anticipated decrease in advance demand. However, to the extent that the Bank’s cost of funds or liquidity is affected negatively for an extended period of time, the Bank’s business and ability to offer advances could be materially adversely affected.

Other Matters That May Affect the Bank

As a result of recent market conditions, delinquency and foreclosure rates have increased significantly nationwide. Additionally, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders of foreclosed real estate. These trends may continue throughout 2009 and into the foreseeable future. The uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of MBS. For the year ended December 31, 2008, the Bank recorded an other-than-temporary impairment loss of $186.1 million related to five private-label MBS in the Bank’s held-to-maturity securities portfolio. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record additional material other-than-temporary impairment losses in future periods, which could affect the Bank’s earnings and retained earnings.

On March 17, 2009, the Financial Accounting Standards Board (“FASB”) staff issued two proposed rules. The first proposal would modify other-than-temporary impairment accounting guidance whereby impairment losses would be separated between (a) amounts related to credit losses and (b) losses related to all other factors. The portion of the other-than-temporary impairment related to credit losses would be included in earnings and losses related to all other factors would be included in other comprehensive income. The second proposal that the FASB staff issued relates to fair value measurement. Specifically, the proposed rule relates to determining whether a market is inactive and whether a transaction is considered to be distressed. It is expected that the proposed rules, if adopted, would be applied prospectively for interim and annual periods ending after March 15, 2009 (March 31, 2009 for the Bank). Although the Bank cannot determine the content of the final rules or whether they would be adopted, if the proposed rules are adopted as currently proposed, they could materially affect the Bank’s results of operations.

According to the FDIC, during 2008, 23 FDIC-insured institutions were closed and the FDIC was named receiver, compared to three institutions that were closed during 2007. Seven of the institutions that were closed during 2008 were members of the Bank. All outstanding advances to these seven institutions were paid in full and there was no material effect to the Bank’s financial condition or results of operations. At the time of their closure, these seven institutions were assigned a credit risk rating of 10 by the Bank (10 being the greatest amount of credit risk). As of December 31, 2008, 50 Bank members were assigned a credit risk rating of 10 by the Bank, compared to 30 at June 30, 2008. This trend has continued into 2009 and if a material number of the Bank’s members were to fail, it could have a material negative effect on the Bank’s earnings and results of operations.

The Bank’s annualized dividend rate decreased for each quarter of 2008. Because of continued volatility in the financial markets and a more conservative financial management approach in light of these conditions, future dividends, if any, may continue to be affected, which may adversely affect member demand for advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s earnings and results of operations.

On February 27, 2009, the Bank announced certain capital management changes that the Bank believes will facilitate capital management. These changes included an increase in the Subclass B1 membership stock requirement cap from $25 million to $26 million and a change in the process for evaluating and approving excess activity-based stock repurchases from a daily to a quarterly review cycle. While the Bank took these steps to manage capital until markets improve and greater clarity is available on the fair-value accounting treatment of the Bank’s MBS portfolio, these changes could affect demand for member advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s earnings and results of operations.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below.

	As of December 31,
	2008		2007		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$165,855,546	79.52	$142,867,373	75.62	$22,988,173	16.09
Long-term investments	27,604,052	13.24	25,888,062	13.70	1,715,990	6.63
Federal funds sold	10,769,000	5.16	14,835,000	7.85	(4,066,000)	(27.41)
Mortgage loans, net	3,251,074	1.56	3,526,582	1.87	(275,508)	(7.81)
Deposits with other FHLBanks	2,888	—	3,403	—	(515)	(15.13)
Certificates of deposit	—	—	800,000	0.42	(800,000)	(100.00)
Other assets	1,081,780	0.52	1,017,344	0.54	64,436	6.33

Total assets	$208,564,340	100.00	$188,937,764	100.00	$19,626,576	10.39

Consolidated obligations, net:
Bonds	$138,181,334	69.20	$142,237,042	78.62	$(4,055,708)	(2.85)
Discount notes	55,194,777	27.64	28,347,939	15.67	26,846,838	94.70
Deposits	3,572,709	1.79	7,135,027	3.94	(3,562,318)	(49.93)
Other liabilities	2,722,584	1.37	3,195,520	1.77	(472,936)	(14.80)

Total liabilities	$199,671,404	100.00	$180,915,528	100.00	$18,755,876	10.37

Capital stock	$8,462,995	95.17	$7,556,016	94.19	$906,979	12.00
Retained earnings	434,883	4.89	468,779	5.84	(33,896)	(7.23)
Accumulated other comprehensive loss	(4,942)	(0.06)	(2,559)	(0.03)	(2,383)	(93.12)

Total capital	$8,892,936	100.00	$8,022,236	100.00	$870,700	10.85

Advances

The following table sets forth the Bank’s advances outstanding by year of maturity and the related weighted- average interest rate (dollar amounts in thousands):

	As of December 31,
	2008		2007
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Overdrawn demand deposit accounts	$550	5.46	$18,219	9.40
Due in one year or less	39,739,223	2.97	34,062,503	4.77
Due after one year through two years	34,187,680	4.09	19,356,806	4.76
Due after two years through three years	23,761,810	4.61	22,684,160	4.98
Due after three years through four years	17,692,714	4.32	18,326,931	5.11
Due after four years through five years	10,566,914	4.06	16,430,434	4.86
Due after five years	30,320,265	3.94	29,350,652	4.30

Total par value	156,269,156	3.88	140,229,705	4.76
Discount on AHP advances	(14,028)		(13,461)
Discount on EDGE advances	(13,253)		(14,091)
SFAS 133 hedging adjustments	9,617,925		2,667,120
Deferred commitment fees	(4,254)		(1,900)

Total	$165,855,546		$142,867,373

Advances were $165.9 billion as of December 31, 2008, an increase of $23.0 billion, or 16.1 percent, from December 31, 2007. The increase in advances was due primarily to increased liquidity needs of the Bank’s members during the credit markets disruptions during 2008. At December 31, 2008, 18.5 percent of the Bank’s advances were variable-rate, compared to 17.4 percent as of December 31, 2007. The majority of the variable-rate advances were indexed to the LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows (dollar amounts in billions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
December 31, 2008	$102.7	65.7
December 31, 2007	97.6	69.6

A breakdown of these advance holdings as of December 31, 2008 is contained in Item 1, “Business—Credit Products—Advances.” Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Given the concentration of advances to a few members, it appears possible that a significant reduction in advance balances for one of these customers could have a materially adverse effect on the Bank’s earnings. However, the Bank’s balance sheet is designed to adjust for such changes. A decrease in advance balances initially would generate increased liquidity, which would be reinvested into other earning assets. The need for capital would be diminished, and the Bank could reduce its capital by repurchasing the stock that supported the repaid advances. In addition, the Bank’s issuance of consolidated obligations would decrease and certain consolidated obligations outstanding might be called and paid earlier. There could be implications for hedging activity as the Bank might need to unwind certain hedging transactions before calling any consolidated obligations. As a result, a significant decrease in advances may not affect materially the Bank’s ability to pay dividends and cover its interest expenses.

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

The Bank’s short-term investments consist of overnight and term federal funds, certificates of deposit and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

	As of December 31,		Increase/ (Decrease)
	2008	2007	Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2,888	$3,403	$(515)	(15.13)
Held-to-maturity-Certificates of deposit	—	800,000	(800,000)	(100.00)
Federal funds sold	10,769,000	14,835,000	(4,066,000)	(27.41)

Total short-term investments	$10,771,888	$15,638,403	$(4,866,515)	(31.12)

Long-term investments:

Trading securities:
Government-sponsored enterprises debt obligations	$4,171,725	$4,283,519	$(111,794)	(2.61)
Other FHLBanks’ bonds	300,135	284,542	15,593	5.48
State or local housing agency obligations	14,069	59,484	(45,415)	(76.35)

Held-to-maturity securities:
State or local housing agency obligations	101,105	117,988	(16,883)	(14.31)
Mortgage-backed securities:
U.S. agency obligations-guaranteed	38,545	47,460	(8,915)	(18.78)
Government-sponsored enterprises	7,060,082	2,968,441	4,091,641	137.84
Private label	15,918,391	18,126,628	(2,208,237)	(12.18)

Total long-term investments	$27,604,052	$25,888,062	$1,715,990	6.63

As of December 31, 2008, total short-term investments were $10.8 billion, a decrease of $4.9 billion from December 31, 2007. This decrease was due primarily to a $3.2 billion decrease in term federal funds sold and $800.0 million in maturing certificates of deposit during the period. The Bank’s focus on overnight federal funds, and less on term federal funds, during the third and fourth quarters of 2008 was primarily to increase its liquidity position in light of increased advance demand.

As of December 31, 2008, total long-term investments were $27.6 billion, an increase of $1.7 billion from December 31, 2007. This increase was due primarily to a $4.1 billion increase in the Bank’s agency MBS portfolio. The purchase of agency MBS was offset partially by a $2.2 billion decrease in the Bank’s private-label MBS portfolio during the period due primarily to principal repayments and maturities.

The total MBS investment balance was $23.0 billion at December 31, 2008, compared to $21.1 billion at December 31, 2007. The MBS balance at December 31, 2008 and 2007 included approximately $6.7 billion and $7.8 billion, respectively, in MBS issued by two of the Bank’s members and their affiliates with dealer relationships.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent or, in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. In light of current market conditions, the Bank attempts to maintain this ratio at 250 percent to 275 percent to help to maximize and stabilize earnings. These investments amounted to 258 percent and 262 percent of total capital plus mandatorily redeemable capital stock at December 31, 2008 and 2007, respectively. The amount of MBS investments has been at the lower end of management’s target due to the Bank’s efforts to increase its liquidity position in light of increased advance demand, as well as the lack of attractive MBS securities available for purchase.

The Bank’s held-to-maturity portfolio had a total of 279 securities in an unrealized loss position, with total gross unrealized losses of $3.7 billion as of December 31, 2008, compared to a total of 300 securities in an unrealized loss position, with total gross unrealized losses of $500.0 million as of December 31, 2007. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of its impairment analysis, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of any unrealized losses.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive all of the contractual cash flows as scheduled.

Based on the Bank’s impairment analysis, the Bank recognized an other-than-temporary impairment loss of $186.1 million related to five private-label MBS in its held-to-maturity securities portfolio for the year ended December 31, 2008. This other-than-temporary impairment loss is reported in the Statements of Income as “Realized loss on held-to-maturity securities.” The Bank recognizes an other-than-temporary impairment loss when it is probable that the Bank will not receive all of the investment security’s cash flows according to the security’s contractual terms. The amount of other-than-temporary impairment is calculated as the difference between the security’s current carrying value and its fair value.

For the year ended December 31, 2008, the Bank’s expected loss of contractual cash flows for the five private-label MBS for which the Bank recorded the other-than-temporary impairment loss was a small amount. The Bank concluded that these securities were other-than-temporarily impaired based on an analysis of both quantitative and qualitative factors, including rating agency actions, default rates, loss severity, home price depreciation and the potential for continued adverse developments.

The current market pricing of MBS, which reflects a significant discount to cost, has been adversely affected by a significant reduction in the liquidity of these securities. As a result, the current fair value of these five private-label securities is substantially less than what the Bank believes is indicated by the performance of the collateral underlying them and the Bank’s calculation of their expected cash flows. Although the Bank has recognized an other-than-temporary impairment loss equal to the difference between the carrying value and the fair value of these securities, the Bank anticipates at this time that it will recover a substantial portion of these impairment amounts.

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

No other-than-temporary impairment loss was recognized for the years ended December 31, 2007 and 2006.

Supplementary financial data on the Bank’s investment securities is set forth under Item 8, “Financial Statements and Supplementary Data.”

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $3.3 billion at December 31, 2008, a decrease of $275.5 million, or 7.81 percent, from December 31, 2007. Mortgage loans comprised 1.56 percent of the Bank’s total assets as of December 31, 2008, compared to 1.87 percent as of December 31, 2007. Mortgage loans held under MPP increased by $41.9 million from December 31, 2007 to December 31, 2008. Mortgage loans held under the MPF Program and AMPP decreased by $316.8 million and $618 thousand, respectively, during this same period due to the maturity of assets purchased. In 2006, the Bank ceased purchasing assets under AMPP, and in 2008 the Bank ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under MPP and the increase in the MPP balance for the period is attributable primarily to purchases during the first half of 2008.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2008	2007
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family mortgages	$813,351	$946,439
Fixed-rate long-term single-family mortgages	2,421,652	2,564,175
Multifamily mortgages	22,762	23,256

Total unpaid principal balance	3,257,765	3,533,870
Premiums	15,882	14,265
Discounts	(21,896)	(20,487)
SFAS 133 delivery commitments basis adjustments	179	(220)

Total	$3,251,930	$3,527,428

*	Medium-term is defined as a term of 15 years or less.

As of December 31, 2008 and 2007, the Bank’s mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region.

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, “Financial Statements and Supplementary Data.”

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 92.7 percent of the $208.6 billion in total assets at December 31, 2008, a slight increase from the financing ratio of 90.3 percent as of December 31, 2007.

As of December 31, 2008, the Bank had consolidated obligation bonds outstanding totaling $138.2 billion, compared to $142.2 billion as of December 31, 2007. Consolidated obligation bonds outstanding at December 31, 2008 and December 31, 2007 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert them, in effect, into a short-term interest rate, usually based upon LIBOR. Of the $135.7 billion par value of consolidated obligation bonds outstanding as of December 31, 2008, $92.7 billion, or 68.3 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2007 was $102.7 billion, or 72.4 percent, of the total par value of consolidated obligation bonds.

Consolidated obligation discount notes were $55.2 billion at December 31, 2008, an increase of $26.8 billion, or 94.7 percent, from December 31, 2007. The increase in consolidated obligation discount notes during the period was due to increased demand in the marketplace for short-term debt and a corresponding decrease in demand for long-term debt in light of market conditions. As such, during the third and fourth quarters of 2008, the Bank issued large quantities of consolidated obligation discount notes.

As of December 31, 2008, callable consolidated obligation bonds constituted 31.8 percent of the total par value of consolidated obligation bonds outstanding, compared to 49.8 percent at December 31, 2007. This decrease was due to market conditions that made the issuance of noncallable fixed maturity debt more attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call features of the derivatives were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding (dollar amounts in thousands):

	As of December 31,
	2008		2007
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$73,667,975	2.63	$62,826,705	4.56
Due after one year through two years	22,242,000	3.40	29,721,925	4.64
Due after two years through three years	8,245,900	3.90	14,448,245	4.63
Due after three years through four years	5,402,015	4.57	4,665,400	4.93
Due after four years through five years	13,548,750	4.13	7,851,500	5.06
Due after five years	12,631,750	5.13	22,406,100	5.08

Total par value	135,738,390	3.30	141,919,875	4.70
Premiums	100,767		19,479
Discounts	(109,228)		(375,211)
SFAS 133 hedging adjustments	2,452,134		673,965
Deferred net losses on terminated hedges	(729)		(1,066)

Total	$138,181,334		$142,237,042

The Bank’s consolidated obligation bonds outstanding consist of the following (in thousands):

	As of December 31,
	2008	2007
Par value of consolidated bonds:
Noncallable	$92,597,640	$71,188,475
Callable	43,140,750	70,731,400

Total	$135,738,390	$141,919,875

Supplementary financial data on the Bank’s short-term borrowings is set forth under Item 8, “Financial Statements and Supplementary Data.”

Deposits

In 2008 and 2007, the Bank offered several types of deposit programs, including demand and overnight deposits. In June 2007, the Bank discontinued offering term deposits and the last term deposit matured in October 2007. In May 2008, the Bank discontinued acting as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $3.6 billion as of December 31, 2008, compared to $7.1 billion as of December 31, 2007.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of December 31, 2008.

Other Liabilities

Other liabilities were $2.7 billion at December 31, 2008, a decrease of $472.9 million, or 14.8 percent, from December 31, 2007. This decrease was due primarily to a $421.1 million decrease in accrued interest payable related to the decrease in consolidated obligation bonds outstanding at December 31, 2008 compared to December 31, 2007.

Capital and Retained Earnings

As of December 31, 2008, total capital was $8.9 billion, an increase of $870.7 million, or 10.9 percent, from December 31, 2007. The increase in total capital was primarily a result of an increase in the Bank’s activity-based stock during the period that corresponds to the increase in advances.

The Bank’s retained earnings were $434.9 million, a decrease of $33.9 million, or 7.23 percent, from December 31, 2007. The reduction in retained earnings was due to the establishment of a $170.5 million reserve for a credit loss on the LBSF receivable and the $186.1 million other-than-temporary impairment loss for the year ended December 31, 2008.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (i) total capital in an amount equal to at least four percent of its total assets, (ii) leverage capital in an amount equal to at least five percent of its total assets, and (iii) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes.

The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2008		2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$5,715,678	$8,942,306	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.29%	4.00%	4.28%
Total regulatory capital*	$8,342,574	$8,942,306	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.43%	5.00%	6.42%
Leverage capital	$10,428,217	$13,413,459	$9,446,888	$12,120,499

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $44.4 million and $55.5 million in mandatorily redeemable capital stock at December 31, 2008 and 2007, respectively.

As required by the Housing Act, effective on January 30, 2009, the Director of the Finance Agency issued an interim final rule that established criteria based on the amount and type of capital held by a FHLBank for four capital classifications as follows:

•	Adequately Capitalized—FHLBank meets both risk-based and minimum capital requirements

•	Undercapitalized—FHLBank does not meet one or both of its risk-based or minimum capital requirements

•	Significantly Undercapitalized—FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements

•	Critically Undercapitalized—FHLBank total capital is two percent or less of total assets

The regulation also requested comment on whether to establish a fifth classification, “Well Capitalized”, and generally defined this as meeting 110 percent of the adequately capitalized classification.

Under the regulation, the Director will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. As of March 18, 2009, the Bank had not received notice from the Director regarding the Bank’s capital classification.

As of December 31, 2008, the Bank had capital stock subject to mandatory redemption from 13 members and former members, consisting of B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. During 2008, if activity-based stock became excess stock as a result of an activity no longer remaining outstanding, the Bank generally repurchased the excess activity-based stock if the dollar amount of excess stock exceeded the threshold specified by the Bank, which in 2008 was $100 thousand. As of December 31, 2008 and 2007, the Bank’s activity-based stock included $13.2 million and $12.4 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members. On February 27, 2009, the Bank notified members of an increase in the excess stock threshold amount to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2008, 2007, and 2006.

Net Income

The following table sets forth the Bank’s significant income and expense items for the years ended December 31, 2008, 2007, and 2006, and provides information regarding the changes during each of these periods (dollar amounts in thousands):

	For the Years Ended December 31,		Increase/ (Decrease) 2008/2007	Increase/ (Decrease) % 2008/2007	For the Year Ended December 31, 2006	Increase/ (Decrease) 2007/2006	Increase/ (Decrease) % 2007/2006
	2008	2007
Net interest income	$846,028	$703,548	$142,480	20.25	$671,219	$32,329	4.82
Other income (loss)	(213,995)	13,524	(227,519)	(1,682.34)	(3,823)	17,347	453.75
Other expense	286,432	110,181	176,251	159.96	102,381	7,800	7.62
Total assessments	91,810	161,916	(70,106)	(43.30)	150,600	11,316	7.51
Net income	253,781	444,903	(191,122)	(42.96)	414,198	30,705	7.41

The Bank’s net income decreased for the year ended December 31, 2008, compared to the year ended December 31, 2007, due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, which declared bankruptcy on October 3, 2008, with a corresponding charge to other expense, and a $186.1 million other-than-temporary impairment loss on the Bank’s private-label MBS. These losses were partially offset by a $142.5 million increase in net interest income during the period.

The increase in the Bank’s net income for the year ended December 31, 2007, compared to the year ended December 31, 2006, was due to both an increase in net interest income and other income.

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

For the year ended December 31, 2008, net interest income increased by $142.5 million, or 20.3 percent, compared to the year ended December 31, 2007. This increase was due primarily to reduced interest expense on

COs resulting from increased demand in the marketplace for short-term debt and a corresponding decrease in demand for long-term debt. This reduction in borrowing costs more than offset the reduction in interest income on interest-earning assets due to declining interest rates during the period.

For the year ended December 31, 2007, net interest income increased by $32.3 million, or 4.82 percent, compared to the year ended December 31, 2006. This increase was due primarily to the following:

•	An increase in interest income on advances of $1.0 billion due to the increases in both the rates on and the volume of advances

•	An increase in the interest income on federal funds sold of $162.1 million due primarily to an increase in the volume of federal funds sold necessary to meet increased liquidity demands

•

The increase in interest income was offset by a $1.2 billion increase in interest expense on consolidated obligations due to the increases in both the rates on and the volume of consolidated obligations to meet the increased demand for advances.

The following table summarizes key components of net interest income for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Interest income
Advances	$4,729,461	$6,272,406	$5,255,030
Investments	1,720,928	1,967,693	1,779,582
Mortgage loans held for portfolio	182,721	175,679	152,167
Loans to other FHLBanks	77	60	109

Total	6,633,187	8,415,838	7,186,888

Interest expense
Consolidated obligations	5,673,829	7,419,087	6,263,775
Deposits	109,726	266,562	218,831
Other	3,604	26,641	33,063

Total	5,787,159	7,712,290	6,515,669

Net interest income	$846,028	$703,548	$671,219

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2008, 2007 and 2006 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under SFAS 133, the net interest income/expense associated with the derivative is included in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under SFAS 133 (“SFAS 133 non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest rate spread. Net interest income includes the interest earned on trading securities, which was $284.0 million, $265.7 million and $282.6 million for the years ended December 31, 2008, 2007, and 2006, respectively. The interest income (expense) on the associated interest rate swaps used to hedge these securities is recorded in other income (loss). There are also numerous amortizations associated with SFAS 133 basis adjustments that are reflected in net interest income, which affect interest rate spread. As noted in the table below, the interest rate spread increased by five basis points for the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was due primarily to an increase in the use of short-term, lower rate funding. Short-term funding rates also decreased more than long-term funding rates during the period. The interest rate spread decreased by three basis points for the year ended December 31, 2007 compared to the year ended December 31, 2006 due primarily to the inability of the Bank to be fully invested in MBS.

Spread and Yield Analysis

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Federal funds sold	$11,994,159	$239,198	1.99%	$13,433,764	$697,244	5.19%	$10,499,760	$535,144	5.10%
Interest-bearing deposits (1)	1,839,302	28,887	1.57%	177,636	8,557	4.82%	158,225	8,151	5.15%
Certificates of deposit	553,210	17,384	3.14%	784,610	42,115	5.37%	511,707	26,540	5.19%
Long-term investments (2)	28,426,447	1,435,459	5.05%	23,816,403	1,219,777	5.12%	24,114,523	1,209,747	5.02%
Advances	153,841,077	4,729,461	3.07%	116,626,559	6,272,406	5.38%	101,860,607	5,255,030	5.16%
Mortgage loans held for portfolio (3)	3,420,441	182,721	5.34%	3,299,680	175,679	5.32%	2,958,527	152,167	5.14%
Loans to other FHLBanks	3,604	77	2.14%	1,170	60	5.13%	2,088	109	5.22%

Total interest-earning assets	200,078,240	6,633,187	3.32%	158,139,822	8,415,838	5.32%	140,105,437	7,186,888	5.13%

Allowance for credit losses on mortgage loans	(925)			(738)			(555)
Other assets	2,631,277			2,826,822			2,411,250

Total assets	$202,708,592			$160,965,906			$142,516,132

Liabilities and Capital
Demand and overnight deposits	$5,738,281	109,291	1.90%	$5,178,340	260,440	5.03%	$4,232,137	208,151	4.92%
Term deposits	—	—	—	8,018	323	4.03%	25,499	1,239	4.86%
Other interest-bearing deposits (4)	26,405	435	1.65%	109,508	5,799	5.30%	185,964	9,441	5.08%
Short-term borrowings	38,505,038	988,758	2.57%	13,661,082	671,466	4.92%	7,147,236	353,263	4.94%
Long-term debt	143,613,951	4,685,564	3.26%	130,744,063	6,748,405	5.16%	120,543,114	5,911,141	4.90%
Other borrowings	104,142	3,111	2.99%	482,496	25,857	5.36%	662,830	32,434	4.89%

Total interest-bearing liabilities	187,987,817	5,787,159	3.08%	150,183,507	7,712,290	5.13%	132,796,780	6,515,669	4.91%

Noninterest-bearing deposits	5,965			25,666			28,489
Other liabilities	6,101,964			3,882,182			3,404,110
Total capital	8,612,846			6,874,551			6,286,753

Total liabilities and capital	$202,708,592			$160,965,906			$142,516,132

Net interest income and net yield on interest-earning assets		$846,028	0.42%		$703,548	0.44%		$671,219	0.48%

Interest rate spread			0.24%			0.19%			0.22%

Average interest-earning assets to interest-bearing liabilities			106.43%			105.30%			105.50%

Notes

(1)	Interest-bearing deposits includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Trading securities are included in the Long-term investments line at fair value.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Other interest-bearing deposits includes amounts recognized for the right to return cash collateral received under agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the tables, changes in net interest income between 2008 and 2007 and between 2007 and 2006 were primarily volume related.

Volume and Rate Table *

	2008 vs. 2007			2007 vs. 2006
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(67,899)	$(390,147)	$(458,046)	$152,113	$9,987	$162,100
Interest-bearing deposits	29,723	(9,393)	20,330	957	(551)	406
Certificate of deposits	(10,280)	(14,451)	(24,731)	14,618	957	15,575
Long-term investments	233,019	(17,337)	215,682	(15,072)	25,102	10,030
Advances	1,635,453	(3,178,398)	(1,542,945)	786,808	230,568	1,017,376
Mortgage loans held for portfolio	6,449	593	7,042	18,019	5,493	23,512
Loans to other FHLBanks	68	(51)	17	(47)	(2)	(49)

Total	1,826,533	(3,609,184)	(1,782,651)	957,396	271,554	1,228,950

Increase (decrease) in interest expense:
Demand and overnight deposits	25,568	(176,717)	(151,149)	47,491	4,798	52,289
Term deposits	(161)	(162)	(323)	(733)	(183)	(916)
Other interest-bearing deposits	(2,812)	(2,552)	(5,364)	(4,033)	391	(3,642)
Short-term borrowings	759,249	(441,957)	317,292	320,178	(1,975)	318,203
Long-term debt	612,698	(2,675,539)	(2,062,841)	516,450	320,814	837,264
Other borrowings	(14,540)	(8,206)	(22,746)	(9,446)	2,869	(6,577)

Total	1,380,002	(3,305,133)	(1,925,131)	869,907	326,714	1,196,621

Increase (decrease) in net interest income	$446,531	$(304,051)	$142,480	$87,489	$(55,160)	$32,329

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Other Income (Loss)

The following table presents the components of other income (loss) (in thousands):

	For the Years Ended December 31,			Increase (Decrease)
	2008	2007	2006	2008/2007	2007/2006
Other Income (Loss):
Service fees	$2,336	$2,488	$2,354	$(152)	$134
Net gains (losses) on trading securities	200,373	106,718	(99,241)	93,655	205,959
Realized loss on held-to-maturity securities	(186,063)	—	—	(186,063)	—
Net (losses) gains on derivatives and hedging activities	(229,289)	(96,424)	91,176	(132,865)	(187,600)
Other	(1,352)	742	1,888	(2,094)	(1,146)

Total other (loss) income	$(213,995)	$13,524	$(3,823)	$(227,519)	$17,347

The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the reported periods was offset by market-value changes in the related derivatives. The overall changes in other income (loss) during 2008 compared to 2007, and during 2007 compared to 2006, was due primarily to adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). In addition, the Bank recorded a $186.1 million other-than-temporary impairment loss on its private-label MBS for the year ended December 31, 2008.

When a derivative qualifies as a SFAS 133 hedging instrument, the change in fair value of the derivative is recognized in earnings with a corresponding change in the fair value related to the designated risk of the hedged item also recognized in earnings. The difference between the changes in fair value recognized on the two instruments represents the degree of ineffectiveness in the hedging relationship. The Bank records the changes in fair value of the derivative and the hedged item of qualifying SFAS 133 hedging relationships in the net (losses) gains on derivatives and hedging activities component of other income (loss). Any interest paid or received for these qualifying SFAS 133 hedging relationships is recorded in net interest income as discussed in the section below.

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, on derivatives not designated in SFAS 133 hedging relationships (“SFAS 133 non-qualifying hedges”) in the net (losses) gains on derivatives and hedging activities classification. The following table details each of these components of net (losses) gains on derivatives and hedging activities (in thousands):

Net (Losses) Gains on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions and Other	Total
For the Year Ended December 31, 2008
Interest-related	$—	$(46,366)	$(108,481)	$—	$—	$—	$57	$(154,790)
SFAS 133 qualifying fair value hedges	(71,511)	—	—	—	15,286	9,683	—	(46,542)
SFAS 133 non-qualifying hedges and other	—	(2,412)	(349,920)	(204)	—	—	324,579	(27,957)

Total (losses) gains	$(71,511)	$(48,778)	$(458,401)	$(204)	$15,286	$9,683	$324,636	$(229,289)

For the Year Ended December 31, 2007
Interest-related	$—	$(9,890)	$(14,578)	$—	$—	$—	$100	$(24,368)
SFAS 133 qualifying fair value hedges	12,117	—	61	—	16,495	665	—	29,338
SFAS 133 non-qualifying hedges and other	—	12,571	(114,461)	546	—	—	(50)	(101,394)

Total gains (losses)	$12,117	$2,681	$(128,978)	$546	$16,495	$665	$50	$(96,424)

For the Year Ended December 31, 2006
Interest-related	$—	$(5,950)	$(32,376)	$—	$—	$—	$112	$(38,214)
SFAS 133 qualifying fair value hedges	32,830	—	—	—	3,214	—	—	36,044
SFAS 133 non-qualifying hedges and other	—	3,845	89,910	(232)	—	—	(177)	93,346

Total gains (losses)	$32,830	$(2,105)	$57,534	$(232)	$3,214	$—	$(65)	$91,176

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

The table below outlines the overall effect of hedging activities on net interest income and other income (loss) related results (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Net interest income	$846,028	$703,548	$671,219

Interest components of hedging activities included in net interest income:
Hedging advances	$(1,394,959)	$639,994	$558,593
Hedging consolidated obligations	771,507	(398,172)	(772,833)
Hedging related amortization	(97,391)	(28,948)	(33,585)

Net (decrease) increase in net interest income	$(720,843)	$212,874	$(247,825)

Interest components of derivative activity included in other income (loss):
Purchased options	$22,500	$1,138	$5,141
Synthetic macro funding	(68,866)	(11,028)	(11,091)
Trading securities	(108,481)	(14,578)	(32,376)
Other	57	100	112

Net decrease in other income (loss)	$(154,790)	$(24,368)	$(38,214)

The following discussion provides information on each of the components presented in the table above.

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

Hedging-related Amortization. If a hedging relationship is discontinued, the Bank will cease marking the hedged item to fair value and will amortize the cumulative fair-value adjustment that has occurred as a part of the hedge as interest income or interest expense over the remaining life of the associated hedged item. The associated derivative will continue to be marked to fair value through earnings until it matures or is terminated. Therefore, the amount and nature of the fair-value adjustment may change dramatically from period to period, depending on the mix of hedging strategies, the amortization periods of various items, and whether the amortization is associated primarily with assets or liabilities.

The above table illustrates that, due to hedging activities and hedging related amortization, net interest income decreased by $720.8 million for the year ended December 31, 2008, increased by $212.9 million for the year ended December 31, 2007, and decreased by $247.8 million for the year ended December 31, 2006. These net effects are due to the interplay between short-term interest rates and the underlying contractual interest rates for the advances and consolidated obligations being hedged.

The amounts reflected above for the following items must be considered in conjunction with the discussion set forth under “Other Income (Loss)” as the interest on these derivatives will appear as a component of “Other Income (Loss).”

Purchased Options. This component relates to hedging activities in which the Bank generally has paid for protection against future interest-rate movements, but which generally do not qualify for hedge accounting treatment under SFAS 133. Often these activities are used to hedge exposure to prepayment activity in the mortgage loan portfolio. Generally, one would expect that these hedging actions would result in an expense over time because the Bank is purchasing protection. However, if conditions arise that are favorable for exercising the option, the benefit of increased income or reduced expense can be significant. The above table shows that the interest component derived from purchased option activity was $22.5 million for the year ended December 31, 2008, due to a decrease in interest rates. Since these options are derivatives, both changes in fair value and any related interest income or interest expense, if exercised, are recognized currently in the income statement as a component of “Other Income (Loss).”

Synthetic Macro Funding. This component relates to the Bank using derivatives to create a profile similar to that of having longer-term debt outstanding than the actual underlying debt. Because there is only the existing short-term debt and long-term debt outstanding, these activities are called “synthetic.” Consequently, these activities do not qualify for hedge accounting treatment under SFAS 133 because they do not have a direct link to a hedged item and are considered SFAS 133 non-qualifying hedges. These structures contain a derivative, and therefore changes in the fair value of the derivative are recognized in the income statement as a component of “Other Income (Loss).”

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

Non-interest Expense

The following table presents non-interest expense (in thousands):

	For the Years Ended December 31,			Increase (Decrease) 2008/2007	Increase (Decrease) 2007/2006
	2008	2007	2006
Other expense:
Compensation and benefits	$64,800	$64,564	$56,170	$236	$8,394
Occupancy cost	3,457	3,453	3,676	4	(223)
Other operating expenses	35,519	29,887	32,301	5,632	(2,414)

Total operating expenses	103,776	97,904	92,147	5,872	5,757

Finance Agency and Office of Finance	10,840	9,073	7,266	1,767	1,807
Provision for losses on receivable	170,486	—	—	170,486	—
Other	1,330	3,204	2,968	(1,874)	236

Total other expense	286,432	110,181	102,381	176,251	7,800

Assessments:
Affordable Housing Program	28,365	50,690	47,048	(22,325)	3,642
REFCORP	63,445	111,226	103,552	(47,781)	7,674

Total assessments	91,810	161,916	150,600	(70,106)	11,316

Total non-interest expense	$378,242	$272,097	$252,981	$106,145	$19,116

Non-interest expense increased 39.0 percent in 2008 compared to 2007 and increased 7.56 percent in 2007 compared to 2006. The increase in 2008 was primarily due to a $170.5 million provision for credit loss on the LBSF receivable recorded in other expense during the third quarter of 2008, partially offset by lower assessments in 2008. The 2007 increase was primarily due to increased AHP and REFCORP assessments and an increase in operating expenses caused by an increase in compensation and benefits expense. The REFCORP assessment is established as a fixed percent of GAAP net income, and the AHP assessment is established as a fixed percent of regulatory net income (which is the Bank’s net income before interest expense related to mandatorily redeemable capital stock under SFAS 150).

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. At times during the second half of 2008, the Bank did not meet its 90-day debt service goal due to an increased reliance on consolidated obligation discount notes and other short-term debt because of their attractive pricing and the lack of availability of long-term debt.

In light of stress and instability in domestic and international credit markets, the Finance Agency in September 2008 provided liquidity guidance to each FHLBank. In March 2009, the Finance Agency updated this guidance, generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which enjoy government-sponsored enterprise status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for a long period of time. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008, and this decrease in demand intensified, particularly with respect to long-term COs, during the fourth quarter of 2008. However, during that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding.

During the credit market disruptions that occurred during 2008, the Bank increased its liquidity through the capital markets to meet member advance demand. Currently, the Bank anticipates that its liquidity needs will decrease in 2009 in light of its anticipated decrease in advance demand.

During the quarter ended September 30, 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The maximum borrowings under the Lending Agreement are subject to the federal debt ceiling limits and are based upon eligible collateral. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, the Bank has provided the U.S. Treasury with a listing of advance collateral amounting to $21.4 billion, which provides for maximum borrowings of $18.7 billion. The amount of collateral available can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, the Bank has not drawn on this available source of liquidity.

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

The Bank is jointly and severally liable with each and all of the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. Several FHLBanks have announced recently matters related to net losses, risk-based capital deficiencies and suspensions of dividends and stock repurchases, primarily in light of declines in the value of private-label MBS due to the ongoing turmoil in the capital and mortgage markets, in addition to general increases in funding costs and the difficulty in issuing long-term debt. The Bank is continuing to monitor these developments. Based on its knowledge, management of the Bank does not believe at this time that these developments should affect the Bank’s individual liability on the FHLBanks’ outstanding consolidated obligations.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at December 31, 2008 and 2007. As of December 31, 2008, the FHLBanks had $1.3 trillion in aggregate par value of consolidated obligations issued and outstanding, $191.1 billion of which was attributable to the Bank.

As of December 31, 2008, the Bank had outstanding standby letters of credit of approximately $10.2 billion with original terms of less than three months to 15 years, with the longest final expiration in 2023. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank presently does not deem it necessary to have an allowance for these unfunded letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank’s contractual obligations and commitments (in thousands):

	Contractual Obligations As of December 31, 2008 Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$135,738,390	$73,667,975	$30,487,900	$18,950,765	$12,631,750
Operating leases	4,648	1,369	2,193	833	253
Mandatorily redeemable capital stock	44,428	3,764	7,409	11,648	21,607

Total contractual obligations	$135,787,466	$73,673,108	$30,497,502	$18,963,246	$12,653,610

Other commitments:
Standby letters of credit	$10,231,656	$910,492	$2,112,147	$344,167	$6,864,850

Total other commitments	$10,231,656	$910,492	$2,112,147	$344,167	$6,864,850

Critical Accounting Policies and Estimates

The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank’s reported results and disclosures. Several of the Bank’s accounting policies inherently are subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank’s financial condition and results of operation:

•	Fair Value Measurements

•	Other-than-temporary Impairment Analysis

•	Allowance for Credit Losses.

In addition to the above policies that inherently are subject to assumptions and judgment, the Bank’s accounting for derivatives and hedging activities accounting policy also is critical to understanding the Bank’s financial results and condition.

Fair Value Measurements

The Bank carries certain assets and liabilities, including investments classified as trading, and all derivatives on the balance sheet at fair value. The Bank adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the balance sheet. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, representing an exit price.

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

These assumptions, particularly estimates of market indices and discount rates, may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. The assumptions used in the models are corroborated by and independently verified against market observable data where possible.

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

As of December 31, 2008, the Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value based on unobservable inputs. However, as of December 31, 2008, the fair value of the Bank’s private-label held-to-maturity investment portfolio is determined using unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see “Note 14—Estimated Fair Values” to the Bank’s 2008 financial statements.

Other-than-temporary Impairment Analysis

The Bank applies SFAS 115, as amended by FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank recognizes an other-than-temporary impairment loss when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security and the fair value of the security is less than its amortized cost. If it is determined that an impairment loss is other than temporary, the carrying value is written down to fair value and a loss is recognized through earnings.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions. Significant assumptions in these cash flow models include default rates, prepayments, and anticipated loan losses based on underlying loan characteristics, expected housing price changes, and interest rate assumptions. The information used in the discounted cash flow model is highly granular, including loan-level performance data for delinquencies, defaults, prepayments and foreclosures. The model incorporates Metropolitan Statistical Area level home price appreciation data for private-label MBS. The Bank also assesses qualitative considerations when determining whether an impairment is other than temporary, including external credit rating agency actions, the composition of underlying collateral, sufficiency of credit enhancements, the length of time and the extent to which the fair value has been less than amortized cost, the potential for continued adverse developments, and the Bank’s ability and intent to hold the security until maturity or a period of time to allow for the recovery in the fair value of the security.

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

Advances

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance. Management believes that an allowance for credit losses on advances is unnecessary as of December 31, 2008 and 2007, based on the Bank’s historical loss experience and its policies and practice related to securing advances with eligible collateral pledged by the member. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for further discussion regarding the Bank’s credit risk policies and practice.

Mortgage Loans

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. The allowance for credit losses is based on management’s periodic evaluation of the factors discussed below, as well as other pertinent factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. Realized credit losses on the Bank’s mortgage loan portfolio are charged off against the allowance while recoveries of amounts previously charged off are credited to the allowance. The Bank’s allowance for credit losses related to its mortgage loan portfolio was $856 thousand and $846 thousand as of December 31, 2008 and 2007, respectively, all attributable to multifamily mortgages in AMPP.

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

As of December 31, 2008 and 2007, the allowance for credit losses on multifamily residential mortgage loans in AMPP was $856 thousand and $846 thousand, respectively.

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

As of December 31, 2008 and 2007, there was no allowance for credit losses on single-family residential mortgage loans.

See “Note 1—Summary of Significant Accounting Policies—Mortgage Loans Held in Portfolio” to the Bank’s 2008 financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of management’s estimate of credit losses.

Accounting for Derivatives and Hedging Activities

General

The Bank accounts for derivatives in accordance with SFAS 133. In accordance with SFAS 133, the Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or SFAS 133 non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2008. The Bank uses derivatives in its risk management program for the following purposes:

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

The Bank also evaluates each hedging relationship to determine whether the hedged cash item contains embedded derivatives that meet the criteria for bifurcation as documented in SFAS 133. If, after evaluation, it is determined that an embedded derivative must be bifurcated, the Bank will measure the fair value of the embedded derivative as required by SFAS 133.

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

The long-haul method of effectiveness is used to assess effectiveness for hedging relationships that qualify for hedge accounting under SFAS 133 but do not meet the criteria for the use of the short-cut method. The long-haul method requires separate valuations of both the hedged item and the hedging instrument. If the hedging relationship is determined to be highly effective, the change in fair value of the hedged item related to the designated risk is recognized in current period earnings in the same period as the change in fair value of the hedging instrument. If the hedging relationship is determined not to be highly effective, hedge accounting either will not be allowed or will cease at that point. The Bank performs effectiveness testing on a monthly basis and uses statistical regression analysis techniques to determine whether a long-haul hedging relationship is highly effective.

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

Recently Issued and Adopted Accounting Standards and Interpretations

Recently Issued Accounting Standards and Interpretations

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), issued in March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Bank) with earlier adoption allowed. The Bank does not believe that the adoption of SFAS 161 will have a material effect on its financial condition or results of operations. The Bank has determined that the adoption of SFAS 161 will result in increased financial statement disclosures.

Recently Adopted Accounting Standards and Interpretations

SFAS 157 was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price, thereby increasing consistency and comparability in fair value measurements and related disclosures. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Bank adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the Bank’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see “Note 14—Estimated Fair Values” to the Bank’s 2008 financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), issued in February 2007, creates a fair value option allowing, but not requiring, an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since the Bank did not elect the fair value option for any existing asset or liability. In addition, the Bank did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, during the year ended December 31, 2008.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”), issued in April 2007, permits an entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. Under FSP FIN 39-1, the receivable or payable related to cash collateral may not be offset if the amount recognized does not represent or approximate fair value or arises from instruments in a master netting arrangement that are not eligible to be offset. The decision whether to offset such fair value amounts represents an elective accounting policy decision that, once elected, must be applied consistently. An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. Upon adoption of FSP FIN 39-1, an entity is permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The Bank adopted FSP FIN 39-1 effective January 1, 2008 and retroactively applied its requirements to all prior periods. The Bank has not changed its accounting policy of offsetting fair value amounts recognized for derivative instruments under the same master netting arrangement. As a result of the adoption of FSP FIN 39-1, certain amounts on the Bank’s Statements of Condition as of December 31, 2007, were modified to conform to the 2008 presentation, as summarized in “Note 1—Summary of Significant Accounting Policies” to the Bank’s 2008 financial statements.

Statement 133 Implementation Issue No. 23, Issues Involving Application of the Shortcut Method under Paragraph 68 (“Issue E23”), issued in January 2008 amends SFAS 133 explicitly to permit the use of the shortcut method for those hedging relationships in which (a) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (b) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), issued in May 2008, identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 had no effect on the Bank’s financial condition or results of operations.

FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”) was issued in September 2008. FSP 133-1 and FIN 45-4 amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk.

The Bank currently does not enter into credit derivatives, but does have guarantees: letters of credit and the joint and several liability on consolidated obligations of the FHLBanks. FSP 133-1 and FIN 45-4 are effective for periods ending after November 15, 2008. The Bank adopted FSP 133-1 and FIN 45-4 effective December 31, 2008. The adoption of FSP 133-1 and FIN 45-4 had no effect on the Bank’s financial condition or results of operations. The adoption of FSP 133-1 and FIN 45-4 resulted in increased financial statement disclosures.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), issued in October 2008, clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

•

In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). However, the disclosure provisions in SFAS 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As FSP FAS 157-3 clarified but did not change the application of SFAS 157, the adoption of FSP FAS 157-3 had no effect on the Bank’s financial condition or results of operations.

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), issued in January 2009, amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Bank adopted FSP EITF 99-20-1 effective December 31, 2008. The adoption of FSP EITF 99-20-1 had no effect on the Bank’s financial condition or results of operations.

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

The Bank’s board of directors establishes the risk management philosophies for the Bank and works with management to align the Bank’s objectives to those philosophies. To manage the Bank’s risk exposure, the Bank’s board of directors has adopted the RMP. The RMP governs the Bank’s approach to managing the above risks. The Bank’s board of directors reviews the RMP annually and formally re-adopts the RMP at least once every three years. It also reviews and approves amendments to the RMP from time to time as necessary. In addition to the RMP, the Bank also is subject to Finance Agency regulations and policies regarding risk management.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank’s management attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

1.	As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities; and to hedge the market value of existing assets, liabilities, and anticipated transactions. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

2.	As an asset-liability management tool, for which SFAS 133 hedge accounting is not applied (“SFAS 133 non-qualifying hedge”). The Bank may enter into derivatives that do not qualify for hedge accounting under SFAS 133 accounting rules. As a result, the Bank recognizes the change in fair value of these derivatives in the “Other Income (Loss)” section of the income statement as “Net (losses) gains on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The category “Fair value hedges” represents hedge strategies for which hedge accounting is achieved. The category “SFAS 133 non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP. In addition to derivatives, the table also includes mandatory delivery commitments for purchased loans under both the MPF Program and MPP, which are accounted for as derivatives in accordance with SFAS 133:

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of December 31,
	2008		2007
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$116,095,763	$(9,392,889)	$108,404,411	$(2,687,295)
SFAS 133 non-qualifying hedges	2,768,400	(162,994)	789,150	(7,861)

Total	118,864,163	(9,555,883)	109,193,561	(2,695,156)

Investments:
SFAS 133 non-qualifying hedges	4,015,855	(512,160)	4,327,502	(226,987)

Total	4,015,855	(512,160)	4,327,502	(226,987)

MPF/MPP loans:
Stand alone delivery commitments	—	—	9,309	41

Total	—	—	9,309	41

Consolidated obligation bonds:
Fair value hedges	83,307,558	2,358,057	97,244,433	651,605
SFAS 133 non-qualifying hedges	9,430,000	(10,418)	5,464,500	(2,552)

Total	92,737,558	2,347,639	102,708,933	649,053

Consolidated obligation discount notes:
Fair value hedges	18,623,263	54,753	1,494,799	3,789
SFAS 133 non-qualifying hedges	243,030	1,903	—	—

Total	18,866,293	56,656	1,494,799	3,789

Balance Sheet:
SFAS 133 non-qualifying hedges	3,198,038	15,827	3,953,746	10,780

Total	3,198,038	15,827	3,953,746	10,780

Intermediary positions:
Intermediaries	2,532,251	108	1,179,667	103

Total	2,532,251	108	1,179,667	103

Total notional and fair value	$240,214,158	$(7,647,813)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(7,647,813)		$(2,258,377)
Accrued interest		56,762		187,934
Cash collateral held by counterparty—assets		6,338,420		808,359
Cash collateral held from counterparty—liabilities		(69,755)		(9)

Net derivative balance		$(1,322,386)		$(1,262,093)

Net derivative assets balance		$91,406		$43,039
Net derivative liabilities balance		(1,413,792)		(1,305,132)

Net derivative balance		$(1,322,386)		$(1,262,093)

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

Effective duration of equity aggregates the estimated sensitivity of market value for each of the Bank’s financial assets and liabilities to changes in interest rates. Effective duration of equity is computed by taking the market value-weighted effective duration of assets, less the market value-weighted effective duration of liabilities, and dividing the remainder by the market value of equity. Due to current market conditions, market value of equity is not indicative of the market value of the Bank as a going concern or the value of the Bank in a liquidation scenario. An effective duration gap is the measure of the difference between the estimated durations of portfolio assets and liabilities and summarizes the extent to which the estimated cash flows for assets and liabilities are matched, on average, over time and across interest-rate scenarios.

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with regulatory requirements. Under the Bank’s RMP, the Bank must maintain its effective duration of equity within a range of +60 months to – 60 months, assuming current interest rates, and within a range of +84 months to – 84 months, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

Effective Duration Exposure

(In months)

	As of December 31,
	2008			2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	6.9	5.2	2.8	5.3	5.6	3.4
Liabilities	5.3	4.7	4.8	5.3	5.2	5.0
Equity	48.8	19.0	(51.5)	4.1	14.6	(36.9)
Effective duration gap	1.6	0.5	(2.0)	0.0	0.4	(1.6)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and may be required to make adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market price of MBS and mortgage loans are not likely to affect the Bank’s duration of equity. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk. In light of these conditions, in the third quarter of 2008, management refined its duration model to reflect mortgage asset spreads closer to the historical average and price assets closer to book value. The changes between the Bank’s effective duration of equity and duration gap between December 31, 2008 and December 31, 2007 in the table above are based on this difference in calculation method. If these changes had not been made to the model, management estimates that the Bank’s effective duration of equity would have been calculated at 255.8 months and the effective duration gap would have been calculated at 5.7 months at December 31, 2008.

Management has determined that it would be useful to consider interest-rate movements of a lesser magnitude than the +/-200 basis point shifts required by the Bank’s RMP. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis point increments as of December 31, 2008.

Additional Effective Duration Exposure Scenarios

(In months)

	As of December 31, 2008
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points*	Down 100 Basis Points*	Down 150 Basis Points*
Assets	6.8	6.6	6.1	5.2	2.1	1.3	2.7
Liabilities	5.4	5.5	5.1	4.7	4.3	4.7	4.7
Equity	41.2	34.3	31.1	19.0	(52.6)	(76.6)	(46.9)
Effective duration gap	1.4	1.1	1.0	0.5	(2.2)	(3.4)	(2.0)

*	The “down” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

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

As of December 31, 2008, the Bank held $23.1 billion in MBS and $3.3 billion in mortgage loans purchased from members. The prepayment options embedded in mortgage loan and mortgage security assets may result in extensions or contractions of both actual and expected cash flows when interest rates change. Current Finance Agency policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. To reduce the Bank’s exposure to prepayment risk, the amount of callable debt liabilities used to fund the Bank’s mortgage investments grew from $8.7 billion as of December 31, 2007 to $9.3 billion as of December 31, 2008. The Bank also uses interest-rate exchange agreements to reduce duration and option risks for investment securities other than MBS. Duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item, except for traded securities, for which the Bank uses an estimated market price. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital increased by $870.7 million from December 31, 2007 to December 31, 2008, the market value of equity decreased by $2.8 billion during this same period. The difference is attributable to the decline in MBS prices relative to other fixed-income securities.

Market Value of Equity

(In millions)

	As of December 31,
	2008			2007
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	$198,937	$202,397	$202,397	$186,394	$188,114	$189,524
Liabilities	196,076	197,801	197,801	179,075	180,700	182,212
Equity	2,861	4,596	4,596	7,319	7,414	7,312

*	The “down” scenario shown above is considered to be a “constrained shock”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Under the Bank’s RMP, the Bank’s market value of equity must not decline by more than 15 percent, assuming an immediate, parallel, and sustained interest-rate shock of 200 basis points in either direction. At December 31, 2008, the Bank’s market value of equity declined by more than this amount in the up-200 basis point shock scenario due to the depreciation of MBS market prices and its impact on the Bank’s market value of equity.

If duration of equity or market value of equity is approaching the boundaries of the Bank’s RMP ranges, management will initiate remedial action or review alternative strategies at the next meeting of the board of directors or appropriate committee thereof.

Liquidity Risk

Liquidity risk is the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and borrowers in a timely and cost-efficient manner. The Bank’s objective is to meet operational and member liquidity needs under all reasonable economic and operational situations. The Bank uses liquidity to absorb fluctuations in asset and liability balances and to provide an adequate reservoir of funding to support attractive and stable advance pricing. The Bank meets its liquidity needs from both asset and liability sources.

The Bank faces two basic types of liquidity risk; operational and contingent. Operational liquidity is defined as the ready cash and borrowing capacity available to meet the Bank’s day-to-day needs. To maintain adequate operational liquidity on each business day, the Bank has established a daily liquidity target.

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

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. To maintain adequate contingency liquidity in accordance with this guideline, the Bank’s RMP establishes a contingency liquidity requirement. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. At times during the second half of 2008, the Bank did not meet its 90-day debt service goal due to an increased reliance on discount notes and other short-term debt because of their attractive pricing and the lack of availability of long-term debt.

In light of stress and instability in domestic and international credit markets, the Finance Agency in September 2008 provided liquidity guidance to each FHLBank. In March 2009, the Finance Agency updated this guidance, generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

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

Credit Risk

Credit risk is defined as the risk of loss due to defaults on principal and interest payments on advances, MBS and other investments, derivatives, mortgage loans and unsecured extensions of credit.

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

During the quarter ended June 30, 2008, the Bank began utilizing a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in categories eight through 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollar amounts in thousands):

	As of December 31, 2008		As of June 30, 2008
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	207	$7,786,864	203	$8,699,040
5-7	436	70,081,172	427	62,919,884
8	134	22,064,197	139	16,369,958
9	101	46,662,050	90	51,379,489
10	50	7,612,959	30	1,152,768

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30.0 percent. The Bank’s maximum allowable credit limit is 50.0 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. Prior to 2009, credit limits in excess of 30.0 percent required approval of the Bank’s internal Credit and Collateral Committee. Beginning in 2009, the board of directors, or a relevant committee thereof, will be required to approve credit limits in excess of 30.0 percent.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (“LCV”), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. Borrowers with a credit risk rating of nine or 10 currently must maintain higher collateral levels. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The following table provides information about the types of collateral held for the Bank’s advances (dollar amounts in thousands):

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2008	$156,269,156	$272,879,687	58.2	14.9	26.9
As of December 31, 2007	140,229,705	227,230,433	67.4	11.8	20.8

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established a loan loss allowance for advances as of December 31, 2008 and 2007.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including federal funds sold and MBS.

The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Finance Agency regulations with respect to term limits and eligible counterparties.

Finance Agency regulations prohibit the Bank from investing in any of the following securities:

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

In addition, Finance Agency regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Agency prohibits the Bank from purchasing any of the following:

•	Interest-only or principal-only stripped MBS, CMOs, and REMICs

•	Residual-interest or interest-accrual classes of CMOs and REMICs

•

Fixed-rate or variable-rate MBS, CMOs, and REMICs that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points.

Consistent with its practice with respect to members, the Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s RMP and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a monthly basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $20.7 billion at December 31, 2007 to $11.4 billion as of December 31, 2008. As of December 31, 2008, the distribution of maturities of unsecured credit exposure was approximately as follows:

•	70 percent of the exposure matured in one business day

•	30 percent matured after 270 calendar days and consisted of housing bonds and derivative exposure.

As of December 31, 2008, the Bank had unsecured credit exposure to three non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank had unsecured credit exposure to one counterparty in excess of five percent but less than 10 percent of total unsecured credit exposure.

Mortgage–backed Securities

The Bank’s RMP permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including collateralized mortgage obligations (“CMOs”) and real estate mortgage-investment conduits (“REMICS”) backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s investment portfolio as of December 31, 2008 included $15.9 billion of private-label MBS, which represented a substantial portion, or 68.9 percent, of the Bank’s held-to-maturity investment portfolio.

The table below provides information on the credit ratings of the Bank’s private-label MBS held at December 31, 2008, based on their credit ratings as of December 31, 2008 and March 20, 2009 (in thousands). The credit ratings reflect the lowest rating as reported by a NRSRO.

	As of December 31, 2008
Investment Ratings	Amortized Cost	Estimated Fair Value
AAA	$13,823,733	$10,845,358
AA	915,440	594,561
A	582,658	381,914
BBB	432,153	294,703
BB	24,539	14,063
B	72,246	72,246
CCC	67,622	73,513

Total	$15,918,391	$12,276,358

	As March 20, 2009
Investment Ratings	Amortized Cost	Estimated Fair Value
AAA	$11,593,460	$9,347,479
AA	855,941	599,856
A	549,520	345,491
BBB	659,929	467,458
BB	279,990	204,665
B	716,600	416,788
CCC	1,262,951	894,621

Total	$15,918,391	$12,276,358

A substantial portion of the Bank’s private-label MBS, or 72.8 percent, continued to be rated AAA as of March 20, 2009 and 13.0 percent were rated AA to BBB as of March 20, 2009. Approximately $6.5 billion, or 40.6 percent, of the Bank’s private-label MBS have been downgraded or placed on negative watch as of March 20, 2009 as outlined in the below table (in thousands).

	Rating Agency Actions as of March 20, 2009
	Downgraded and Stable			Downgraded and Negative Watch		Negative Watch/No Downgrade
	To Double A	To Single A	To Below Investment Grade	To Triple B	To Below Investment Grade	Rated Triple A	Rated Double A	Rated Single A	Rated Triple B
Private-label MBS	$98,349	$169,252	$1,892,745	$274,588	$202,390	$3,003,091	$400,703	$233,679	$183,128

Total amortized cost	$98,349	$169,252	$1,892,745	$274,588	$202,390	$3,003,091	$400,703	$233,679	$183,128

The Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universal accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At December 31, 2008, based on the classification by the originator at the time of origination, approximately 90 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime. The table below provides additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollar amount in thousands).

	Credit Ratings of Private-label MBS Backed by Prime Loans As of December 31, 2008
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Weighted- average Collateral Delinquency (%)
Investment grade:
AAA-rated	$12,363,309	$12,285,245	$2,638,655	2.63
AA-rated	937,578	915,440	320,878	6.05
Other	1,065,449	1,014,811	338,194	7.88
Below investment grade	167,446	96,785	10,476	14.46

Total	$14,533,782	$14,312,281	$3,308,203	3.37

	Credit Ratings of Private-label MBS Backed by Alt-A Loans As of December 31, 2008
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Weighted- average Collateral Delinquency (%)
Investment grade:
AAA-rated	$1,535,615	$1,538,488	$340,076	7.90
Below investment grade	99,043	67,622	—	17.18

Total	$1,634,658	$1,606,110	$340,076	8.47

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollar amounts in thousands).

	As of December 31, 2008
	AAA		AA		A		BBB		Below Investment Grade
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Subtotal Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support Percentage (%)
Prime - Year of Issuance
2003 and prior	$3,393,210	$325,499	$—	$—	$—	$—	$—	$—	$—	$—	$325,499	2.3	4.6
2004	2,901,176	625,553	356,464	123,072	87,721	33,214	—	—	—	—	781,839	3.6	6.6
2005	3,318,773	962,640	—	—	58,533	17,262	—	—	24,539	10,476	990,378	6.2	8.1
2006	257,234	70,627	402,571	126,628	483,535	150,267	346,302	112,715	142,907	—	460,237	9.3	10.3
2007	2,123,179	527,133	178,544	71,179	—	—	89,359	24,735	—	—	623,047	11.8	12.1
2008	369,735	127,203	—	—	—	—	—	—	—	—	127,203	15.7	16.7

Total prime	12,363,307	2,638,655	937,579	320,879	629,789	200,743	435,661	137,450	167,446	10,476	3,308,203	6.2	8.1

Alt-A- Year of Issuance
2003 and prior	944,996	108,560	—	—	—	—	—	—	—	—	108,560	6.5	10.2
2004	154,590	16,192	—	—	—	—	—	—	—	—	16,192	7.1	12.5
2005	436,029	215,324	—	—	—	—	—	—	—	—	215,324	26.0	27.3
2006	—	—	—	—	—	—	—	—	—	—	—	—	—
2007	—	—	—	—	—	—	—	—	99,043	—	—	12.3	12.0
2008	—	—	—	—	—	—	—	—	—	—	—	—	—

Total Alt-A	1,535,615	340,076	—	—	—	—	—	—	99,043	—	340,076	12.1	15.1

Total	$13,898,922	$2,978,731	$937,579	$320,879	$629,789	$200,743	$435,661	$137,450	$266,489	$10,476	$3,648,279	6.8	8.8

Fair Value as a Percentage of Unpaid Principal Balance

By Year of Issuance

Private-label MBS by Year of Issuance	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007
Prime
2008	66%	86%	96%	97%	—
2007	72%	78%	94%	96%	98%
2006	64%	80%	95%	96%	98%
2005	70%	83%	95%	97%	98%
2004	76%	86%	96%	97%	97%
2003 and earlier	90%	89%	93%	96%	96%

Weighted-average of all prime	76%	84%	95%	96%	97%

Alt-A
2008	—	—	—	—	—
2007	74%	68%	88%	89%	97%
2006	—	—	—	—	—
2005	51%	69%	72%	84%	91%
2004	90%	86%	86%	90%	95%
2003 and earlier	89%	80%	82%	85%	95%

Weighted-average of all Alt-A	78%	77%	80%	86%	94%

Weighted-average of all private-label MBS	76%	83%	93%	95%	97%

The table below provides information on the interest-rate payment terms of the Bank’s MBS backed by prime and Alt-A loans (in thousands).

	As of December 31,
	2008			2007
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$3,536,058	$10,997,724	$14,533,782	$4,153,715	$12,190,060	$16,343,775
Alt-A	1,116,874	517,784	1,634,658	1,296,000	567,652	1,863,652

Total unpaid principal balance	$4,652,932	$11,515,508	$16,168,440	$5,449,715	$12,757,712	$18,207,427

The Bank evaluates its individual held-to-maturity securities for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate these investments may be other-than-temporarily impaired. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security and other qualitative factors. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive all of the contractual cash flows as scheduled. For the securities for which an other-than-temporary impairment loss was recorded, the Bank concluded it was probable that it would not receive all of the investment security’s cash flows according to the security’s contractual terms.

As discussed previously, the Bank recognized an other-than-temporary impairment loss of $186.1 million for the year ended December 31, 2008 related to five private-label MBS in its held-to-maturity securities portfolio. The table below summarizes the other-than-temporary impairment loss recorded during the period by classification and by the duration of the unrealized loss prior to impairment (in thousands):

	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$153,068	$—	$153,068
Alt-A	32,995	—	32,995

Total securities impairments	$186,063	$—	$186,063

As of December 31, 2008, no additional securities in the Bank’s held-to-maturity portfolio have been designated as other-than-temporarily impaired. However, the Bank’s held-to-maturity portfolio has experienced significant unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank has the ability and intent to hold these investments to maturity and expects to collect all contractual cash flows as scheduled.

Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record material other-than-temporary impairment losses in future periods, which could affect the Bank’s earnings and retained earnings.

Derivatives

Derivative transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of December 31, 2008, the Bank had $240.2 billion in total notional amount of derivatives outstanding compared to $222.9 billion at December 31, 2007. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of December 31, 2008, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 27 counterparties with a credit rating of A or better. Of these counterparties, there were five, Barclays Bank Plc, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc and Merrill Lynch & Co. Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2007, 32 counterparties represented 99.7 percent of the total notional amount of outstanding derivative transactions and all counterparties had a credit rating of A or better. Of these counterparties, there were four, Goldman Sachs Group, Inc., JP Morgan Chase Bank, Deutsche Bank AG and Lehman Brothers Holdings Inc., that represented more than 10 percent of the total notional amount and three counterparties, Bank of America N.A., HSBC Bank USA, and Royal Bank of Canada, represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of December 31, 2008

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$4,487,365	$—	$—	$—
AA	86,833,819	108,627	69,747	38,880
A	147,626,848	2,382	—	2,382
Member institutions *	1,266,126	6,692	—	—

Total derivatives	$240,214,158	$117,701	$69,747	$41,262

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2007

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$2,043,635	$38	$—	$38
AA	161,453,653	39,859	—	39,859
A	58,771,087	355	—	355
Member institutions *	589,833	2,755	—	—
Delivery commitments	9,309	41	—	—

Total derivatives	$222,867,517	$43,048	$—	$40,252

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank.

The net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank stopped accepting additional MPF master commitments as of February 4, 2008, and as of March 31, 2008, ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended new acquisitions of mortgage loans under the MPP.

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

First Loss Account. Third, losses for each master commitment that are not paid by PMI, up to an agreed-upon amount, are incurred by the Bank up to a pre-specified amount that is tracked in what is called a “First Loss Account,” or “FLA.” The FLA represents the amount of expected losses that the Bank incurs before the PFI’s credit enhancement becomes available to cover losses. For MPF products with performance based CE Fees (e.g., MPF Plus), the Bank may withhold CE Fees to recover losses at the FLA level, essentially transferring a portion of the first layer risk of credit loss to the PFI.

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

The unpaid principal balance of MPF Program mortgage loans was $2.9 billion and $3.2 billion as of December 31, 2008 and 2007, respectively. The Bank determined that an allowance for credit losses on MPF Program mortgage loans was not required at December 31, 2008 and 2007. A description of the MPF Program is contained in Item 1, “Business-Mortgage Loans Held for Portfolio-MPF.”

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

•

95 percent maximum LTV; government MPP loans which may not exceed the LTV limits set by FHA and VA; any MPP loan with an LTV greater than 80 percent requires certain amounts of PMI from insurers acceptably rated as detailed in the MPP guidelines

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

The Bank historically has offered only the Spread LRA option, so the Bank funds the LRA through a portion of the monthly interest paid by the borrower. The LRA typically ranges between 30 basis points and 45 basis points of the outstanding principal balance of the mortgage loans. The exact amount is determined in conjunction with the provider of the SMI and the final pricing received on the SMI can be affected by the size of the LRA. The PFI’s recourse is limited to this predetermined LRA amount, so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Once the LRA has reached the required amount, but not before five years in the case of the Fixed LRA, the Bank will pay to the PFI on an annual basis in accordance with a step-down schedule that is established at the time of a master commitment contract any unused amounts of the LRA that are no longer required to cover expected losses. After 11 years from the closing of the mortgage pool, the Bank extinguishes the LRA and pays any remaining amounts to the PFI. The extinguishment of the LRA after 11 years was arrived at in conjunction with the providers of SMI.

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

Total credit enhancement is sized to provide the equivalent of an AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency).

The unpaid principal balance of MPP mortgage loans was $369.6 million and $327.1 million as of December 31, 2008 and 2007, respectively. The Bank determined that an allowance for credit losses on MPP mortgage loans was not required at December 31, 2008 and 2007. A description of MPP is contained in Item 1, “Business-Mortgage Loans Held for Portfolio-MPP.”

Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 19, 2009, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded below double A by one or more NRSROs. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of December 31, 2008.

AMPP

The Bank’s AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank’s primary protection against loss is the borrower’s equity in the real property that secures the AMPP loan. The unpaid principal balance of AMPP mortgage loans was $22.8 million and $23.3 million as of December 31, 2008 and 2007, respectively. Starting in 2006, the Bank no longer purchased assets under this program but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The Bank’s allowance for credit losses on AMPP mortgage loans was approximately $856 thousand and $846 thousand, at December 31, 2008 and 2007, respectively.

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

In 2008, the board established the Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, public affairs, information technology and other related matters. The Bank’s internal Enterprise Risk Committee is responsible for management and oversight of the Bank’s risk management programs and practices discussed above. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly monitors compliance with the polices and procedures related to managing operational risks.

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

A discussion of the Bank’s market risk is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk.”

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of the Federal Home Loan Bank of Atlanta:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

March 30, 2009

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(In thousands, except par value)

	As of December 31,
	2008	2007
ASSETS
Cash and due from banks	$27,841	$18,927
Deposit with other FHLBanks	2,888	3,403
Federal funds sold	10,769,000	14,835,000
Trading securities (includes $1,104,434 and $592,065 pledged as collateral as of December 31, 2008 and 2007, respectively, that may be repledged and includes other FHLBanks’ bonds of $300,135 and $284,542 as of December 31, 2008 and 2007, respectively)	4,485,929	4,627,545
Held-to-maturity securities, net (fair value of $19,593,615 and $21,577,379 as of December 31, 2008 and 2007, respectively)	23,118,123	22,060,517
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $856 and $846 as of December 31, 2008 and 2007, respectively	3,251,074	3,526,582
Advances, net	165,855,546	142,867,373
Accrued interest receivable	775,083	824,815
Premises and equipment, net	29,383	30,652
Derivative assets	91,406	43,039
Other assets	158,067	99,911

TOTAL ASSETS	$208,564,340	$188,937,764

LIABILITIES
Deposits:
Interest-bearing	$3,572,709	$7,115,183
Noninterest-bearing	—	19,844

Total deposits	3,572,709	7,135,027

Consolidated obligations, net:
Discount notes	55,194,777	28,347,939
Bonds	138,181,334	142,237,042

Total consolidated obligations, net	193,376,111	170,584,981

Mandatorily redeemable capital stock	44,428	55,538
Accrued interest payable	1,039,002	1,460,113
Affordable Housing Program	139,300	156,184
Payable to REFCORP	—	30,681
Derivative liabilities	1,413,792	1,305,132
Other liabilities	86,062	187,872

Total liabilities	199,671,404	180,915,528

Commitments and contingencies (Note 15)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 14,671 and 12,900 as of December 31, 2008 and 2007, respectively	1,467,092	1,289,973
Subclass B2 issued and outstanding shares: 69,959 and 62,660 as of December 31, 2008 and 2007, respectively	6,995,903	6,266,043

Total capital stock Class B putable	8,462,995	7,556,016
Retained earnings	434,883	468,779
Accumulated other comprehensive loss	(4,942)	(2,559)

Total capital	8,892,936	8,022,236

TOTAL LIABILITIES AND CAPITAL	$208,564,340	$188,937,764

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(In thousands)

	For the Years Ended December 31
	2008	2007	2006
INTEREST INCOME
Advances	$4,722,158	$6,270,328	$5,253,942
Prepayment fees on advances, net	7,303	2,078	1,088
Interest-bearing deposits	28,887	8,557	8,151
Federal funds sold	239,198	697,244	535,144
Trading securities	284,022	265,742	282,585
Held-to-maturity securities	1,168,821	996,150	953,702
Mortgage loans held for portfolio	182,721	175,679	152,167
Loans to other FHLBanks	77	60	109

Total interest income	6,633,187	8,415,838	7,186,888

INTEREST EXPENSE
Consolidated obligations:
Discount notes	988,265	670,682	352,634
Bonds	4,685,564	6,748,405	5,911,141
Deposits	109,726	266,562	218,831
Loans from other FHLBanks	136	48	68
Securities sold under agreements to repurchase	1,607	14,550	23,200
Mandatorily redeemable capital stock	1,504	11,307	9,234
Other borrowings	357	736	561

Total interest expense	5,787,159	7,712,290	6,515,669

NET INTEREST INCOME	846,028	703,548	671,219
Provision for credit losses on mortgage loans held for portfolio	10	72	217

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	846,018	703,476	671,002

OTHER INCOME (LOSS)
Service fees	2,336	2,488	2,354
Net gains (losses) on trading securities	200,373	106,718	(99,241)
Realized loss on held-to-maturity securities	(186,063)	—	—
Net (losses) gains on derivatives and hedging activities	(229,289)	(96,424)	91,176
Other	(1,352)	742	1,888

Total other (loss) income	(213,995)	13,524	(3,823)

OTHER EXPENSE
Compensation and benefits	64,800	64,564	56,170
Other operating expenses	38,976	33,340	35,977
Finance Agency	6,193	4,938	4,441
Office of Finance	4,647	4,135	2,825
Provision for losses on receivable	170,486	—	—
Other	1,330	3,204	2,968

Total other expense	286,432	110,181	102,381

INCOME BEFORE ASSESSMENTS	345,591	606,819	564,798

Affordable Housing Program	28,365	50,690	47,048
REFCORP	63,445	111,226	103,552

Total assessments	91,810	161,916	150,600

NET INCOME	$253,781	$444,903	$414,198

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2005	57,532	$5,753,203	$328,369	$—	$6,081,572
Issuance of capital stock	40,599	4,059,854	—	—	4,059,854
Repurchase/redemption of capital stock	(38,947)	(3,894,652)	—	—	(3,894,652)
Net shares reclassified to mandatorily redeemable capital stock	(1,466)	(146,607)	—	—	(146,607)
Net income	—	—	414,198	—	414,198
Adoption of SFAS 158	—	—	—	(4,537)	(4,537)
Cash dividends on capital stock	—	—	(336,191)	—	(336,191)

BALANCE, DECEMBER 31, 2006	57,718	5,771,798	406,376	(4,537)	6,173,637
Issuance of capital stock	61,203	6,120,298	—	—	6,120,298
Repurchase/redemption of capital stock	(42,446)	(4,244,628)	—	—	(4,244,628)
Net shares reclassified to mandatorily redeemable capital stock	(915)	(91,452)	—	—	(91,452)
Comprehensive income:
Net income	—	—	444,903	—	444,903
Other comprehensive loss:
Benefit plans:
Net actuarial gain	—	—	—	1,839	1,839
Amortization of net loss	—	—	—	825	825
Amortization of net prior service credit	—	—	—	(728)	(728)
Amortization of net transition obligation	—	—	—	42	42

Total comprehensive income	—	—	—	—	446,881

Cash dividends on capital stock	—	—	(382,500)	—	(382,500)

BALANCE, DECEMBER 31, 2007	75,560	7,556,016	468,779	(2,559)	8,022,236
Issuance of capital stock	64,110	6,410,977	—	—	6,410,977
Repurchase/redemption of capital stock	(54,546)	(5,454,598)	—	—	(5,454,598)
Net shares reclassified to mandatorily redeemable capital stock	(494)	(49,400)	—	—	(49,400)
Comprehensive income:
Net income	—	—	253,781	—	253,781
Other comprehensive loss:
Benefit plans:
Net actuarial loss	—	—	—	(2,381)	(2,381)
Amortization of net loss	—	—	—	684	684
Amortization of net prior service credit	—	—	—	(728)	(728)
Amortization of net transition obligation	—	—	—	42	42

Total comprehensive income	—	—	—	—	251,398

Cash dividends on capital stock	—	—	(287,677)	—	(287,677)

BALANCE, DECEMBER 31, 2008	84,630	$8,462,995	$434,883	$(4,942)	$8,892,936

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$253,781	$444,903	$414,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	362,194	114,995	28,114
Net premiums and discounts on investments	(16,587)	(6,697)	(2,373)
Net premiums and discounts on mortgage loans	561	(1,167)	(326)
Concessions on consolidated obligations	48,646	36,763	31,251
Net deferred loss on derivatives	337	308	340
Premises and equipment	2,992	2,512	2,272
Capitalized software	4,607	4,617	4,410
Other	5,123	(10,695)	(11,468)
Provision for credit losses on mortgage loans held for the portfolio	10	72	217
Provision for credit losses on receivable	170,486	—	—
Net realized gains from redemption of held-to-maturity securities	(401)	—	—
Realized loss on held-to-maturity securities	186,063	—	—
Gain due to early extinguishment of debt	—	(196)	(394)
Loss (gain) on disposal of capitalized software	322	—	(2)
Gain due to change in net fair value adjustment on derivative and hedging activities	253,797	(35,074)	(149,834)
Fair value adjustment on trading securities	(236,355)	(106,718)	99,241
Net change in:
Accrued interest receivable	42,558	(135,511)	(71,045)
Other assets	(24,941)	(16,031)	(3,792)
Affordable Housing Program liability	(17,156)	27,899	29,748
Accrued interest payable	(421,111)	73,133	319,637
Payable to REFCORP *	(44,708)	7,075	2,840
Other liabilities	8,648	25,849	3,232

Total adjustments	325,085	(18,866)	282,068

Net cash provided by operating activities	578,866	426,037	696,266

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(5,532,513)	(717,202)	61,355
Federal funds sold	4,066,000	(4,303,000)	2,496,500
Deposits with other FHLBanks	515	1,611	(16)
Trading Securities:
Proceeds from sales	1,900,000	—	508,174
Proceeds from maturities	550,000	—	142,800
Purchases	(2,978,941)	—	—
Held-to-maturity securities:
Net change in short-term	800,000	(92,000)	(608,000)
Proceeds	3,472,541	2,708,521	3,768,897
Purchases	(5,505,075)	(4,638,148)	(3,472,943)
Advances:
Proceeds from principal collected	218,997,667	183,071,581	174,423,978
Made	(235,045,802)	(221,386,830)	(174,662,009)
Mortgage loans held for portfolio:
Proceeds from principal collected	440,627	388,188	356,422
Purchases	(165,290)	(909,617)	(499,778)
Capital expenditures:
Purchase of premises and equipment	(2,914)	(2,051)	(1,574)
Purchase of software	(5,200)	(3,334)	(3,553)

Net cash (used in) provided by investing activities	(19,008,385)	(45,882,281)	2,510,253

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
FINANCING ACTIVITIES
Net change in:
Deposits	(3,492,571)	2,514,559	(614,406)
Securities sold under agreement to repurchase	—	(500,000)	—
Net proceeds from derivatives containing a financing element	831,800	—	—
Proceeds from issuance of consolidated obligations:
Discount notes	358,041,635	711,124,455	493,398,191
Bonds	118,774,516	126,662,526	55,097,330
Bonds transferred from other FHLBanks	613,027	—	67,518
Payments for debt issuance costs	(43,593)	(33,183)	(25,255)
Payments for maturing and retiring consolidated obligations:
Discount notes	(331,323,640)	(687,796,834)	(498,048,732)
Bonds	(125,457,005)	(107,793,293)	(52,841,321)
Proceeds from issuance of capital stock	6,410,977	6,120,298	4,059,854
Payments for repurchase/redemption of capital stock	(5,454,598)	(4,244,628)	(3,894,652)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(60,510)	(251,619)	(73,998)
Cash dividends paid	(401,605)	(355,781)	(315,722)

Net cash provided by (used in) financing activities	18,438,433	45,446,500	(3,191,193)

Net increase (decrease) in cash and cash equivalents	8,914	(9,744)	15,326

Cash and cash equivalents at beginning of the year	18,927	28,671	13,345

Cash and cash equivalents at end of the year	$27,841	$18,927	$28,671

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$5,183,731	$6,898,856	$5,790,675

AHP assessments paid, net	$45,249	$24,512	$22,953

REFCORP assessments paid	$108,154	$104,151	$100,712

Noncash investing and financing activities:
Dividends declared but not paid	$—	$113,928	$87,208

Net shares reclassified to mandatorily redeemable capital stock	$49,400	$91,452	$146,607

Held-to-maturity securities acquired with accrued liabilities	$—	$361	$559

Settlement with derivative counterparty using trading securities	$922,383	$—	$—

*	Payable to REFCORP includes the net change in the REFCORP receivable/payable.

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

All federally insured depository institutions, insurance companies and certified community development financial institutions chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory criteria also may borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and, as such, are not required to hold capital stock. All members must purchase and hold capital stock of the Bank. A member’s stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

The Federal Housing Finance Board (the “Finance Board”), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks Office of Finance (the “Office of Finance”) through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (the “Housing Act”), the Federal Housing Finance Agency (the “Finance Agency”) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Office of Finance, a joint office of the FHLBanks established by the Finance Board, facilitates the issuing and servicing of the FHLBank’s debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. The Finance Agency also establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

As provided by the Federal Home Loan Bank Act of 1932 (the “FHLBank Act”), as amended, or applicable regulations, the Bank’s consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the Bank. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer and cash management services.

Note 1—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Bank’s management to make subjective assumptions and estimates, which are based upon the information then available to management and inherently are uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ significantly from these estimates.

Interest-bearing Deposits in Banks and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank invests in certificates of deposit that meet the definition of a security under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), and records them as held-to-maturity securities.

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries them at fair value. The Bank records changes in the fair value of these investments in other income (loss) as “Net gains (losses) on trading securities,” along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position.

The Bank carries at cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the level-yield method.

The Bank computes the amortization of premiums and accretion of discounts on investment securities using the contractual level-yield method (the “contractual method”), adjusted for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayment based on assumptions about future borrower behavior.

The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on at least a quarterly basis. The Bank will conclude that a loss is other-than-temporary if it is probable that the Bank will not receive all of the investment security’s cash flows according to the security’s contractual terms. As part of this analysis, the Bank must assess its intent and ability to hold a security until recovery of any unrealized losses. These evaluations inherently are subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, the Bank’s management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations and the security’s performance. If the Bank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The Bank writes down the investment security to fair value (its new cost basis), writes off any deferred amounts related to the investment security, and recognizes a realized loss in other income (loss) as “Realized loss on held-to-maturity securities.” The Bank calculates and amortizes a new accretable yield prospectively over the remaining life of the investment security based on the amount and timing of future expected cash flows. The Bank recognized an other-than-temporary impairment loss of $186.1 million during the year ended December 31, 2008 related to private-label mortgage-backed securities (“MBS”) in its held-to-maturity portfolio. The Bank did not experience any other-than-temporary impairment in the value of its investments during 2007 and 2006.

Mortgage Loans Held for Portfolio. Until 2008, the Bank participated in the Mortgage Partnership Finance® (MPF®) Program under which the Bank purchased government-guaranteed/insured and conventional residential mortgage loans directly from its participating financial institutions (“PFIs”). The Bank manages the liquidity, interest-rate risk, and prepayment risk of the loans and was responsible for marketing the program to its PFIs. The PFIs may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk of the purchased loans. In 2008, the Bank ceased purchasing assets under the MPF

Program. The Bank plans to retain its existing portfolio of MPF loans, which eventually will be reduced to zero in accordance with the ordinary course of maturity of those assets.

The PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment. Under the Acquired Member Asset regulation (12 C.F.R. §955) (“AMA Regulation”) the PFI must “bear the economic consequences” of certain credit losses with respect to a Master Commitment based upon the MPF product and other criteria. Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for a Supplemental Mortgage Insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the Master Commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee, whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in a manner similar to the way in which Bank advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee as required by other secondary market purchasers. The Bank pays CE fees to the PFI monthly, which are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. As applicable for certain MPF products, the Bank also pays performance-based CE fees that are based on actual performance of the pool of MPF loans under each individual Master Commitment. To the extent that losses in the current month exceed performance-based CE fees accrued, the remaining losses may be recovered from future performance CE fees payable to the PFI. The total balance of CE fees payable is recorded in other liabilities and totaled $1.4 million and $1.6 million as of December 31, 2008 and 2007, respectively.

Until 2008, the Bank also participated in the Mortgage Purchase Program (“MPP”) under which the Bank purchased government-guaranteed/insured and conventional residential mortgage loans directly from its PFIs. The Bank manages the liquidity risk, interest-rate risk, and prepayment risk of the loans and was responsible for marketing MPP to its PFIs. The PFI may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk on the purchased loans. Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under MPP. The Bank plans to hold its existing portfolio of MPP loans until maturity.

The credit enhancement layers for MPP conventional loans consist of borrower’s equity, primary mortgage insurance (“PMI”) (if applicable), a lender risk account (“LRA”), and SMI; and such total credit enhancement is sized to provide at a minimum the equivalent of a AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency). The Bank establishes the LRA as a portion of the net interest remitted monthly by the PFI. The LRA is a lender-specific account and is used to offset any losses that may occur. The Bank’s recourse to the PFI is limited to this predetermined LRA amount so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Amounts in the LRA in excess of the required balances are distributed to the PFI in accordance with a step-down schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years. The total balance of all LRAs is recorded in other liabilities and totaled $1.1 million and $797 thousand as of December 31, 2008 and 2007, respectively. The Bank did not incur any credit losses on MPP loans during 2008 and 2007.

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

The Bank also holds participation interests in loans on affordable multifamily rental properties through its Affordable Multifamily Participation Program (“AMPP”). Through AMPP, members and participants in housing consortia could sell to the Bank participations in loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing assets under this program but plans to retain its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

Accounting for Mortgage Loans Held for Portfolio. The Bank classifies the mortgage loans that are purchased directly from a PFI as held for investment and, accordingly, reports them at their principal amounts outstanding, net of unamortized premiums, and unaccreted discounts, together with mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. The Bank has the intent and ability to hold these mortgage loans to maturity.

The Bank defers and amortizes premiums and accretes discounts paid to and received by the PFI, and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, as interest income using the contractual method.

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

The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the Statements of Condition date. The overall allowance is determined by an analysis that includes consideration of various data, such as past performance, current performance, current delinquencies, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements, as discussed above. As a result of this analysis, the Bank has determined that each PFI’s obligation for losses and the mortgage insurance coverage currently exceeds the inherent incurred loss in the MPF Program and MPP loan portfolios. Accordingly, no allowance for credit losses on mortgage loans is considered necessary for the MPF Program and MPP loan portfolios as of December 31, 2008 and 2007. The Bank has established an allowance for credit losses on mortgage loans outstanding under the AMPP in the amount of $856 thousand and $846 thousand as of December 31, 2008 and 2007, respectively.

Advances. The Bank reports advances (loans to members or housing associates), net of discounts on advances related to the Affordable Housing Program (“AHP”) and Economic Development and Growth Enhancement Program (“EDGE”). The Bank accretes the discounts on advances using the level-yield method. The Bank records interest on advances to income as earned. Following requirements of the FHLBank Act, the Bank obtains collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. Community Financial Institutions (“CFIs”) (defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date; subject to annual adjustment by the Finance Agency director based on the consumer price index) are subject to expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The Housing Act also adds secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for advances to CFIs. Based on a current assessment of collectibility, including consideration of the collateral held as security for the advances and prior repayment history of the Bank’s advances, management believes, as of December 31, 2008 and 2007, that an allowance for credit losses on advances is unnecessary.

Prepayment Fees. The Bank charges a member a prepayment fee when the member prepays certain advances before the original maturity. The Bank records prepayment fees net of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -an amendment of FASB Statements No. 133 and 140 and various Derivatives Implementation Group (“DIG”) issues (collectively, “SFAS 133”) basis adjustments included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance within a short period of time from the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases (“SFAS 91”). If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance, and amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the Bank records the net fees as “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

Commitment Fees. The Bank defers commitment fees for advances and amortizes them to interest income using a level-yield method. The Bank records commitment fees for standby letters of credit as a deferred credit when it receives the fees and amortizes them using the straight-line method over the term of the standby letter of credit. The Bank’s management believes that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $43.6 million and $40.6 million as of December 31, 2008 and 2007, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements but it expenses ordinary maintenance and repairs when incurred. Depreciation expense was $3.0 million, $2.5 million, and $2.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income. There were no gains or losses on disposal of premises and equipment during the years ended December 31, 2008, 2007 and 2006.

Software. Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”), which requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2008 and 2007, the gross carrying amount of computer software costs included in other assets was $40.8 million and $33.6 million, and accumulated amortization was $22.6 million and $18.0 million, respectively. Amortization of computer software costs charged to expense was $4.6 million,

$4.6 million, and $4.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Bank includes gains and losses on disposal of capitalized software cost in other income. The net realized (loss) gain on disposal of capitalized software cost was $(322) thousand, $0 and $2 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivatives. The Bank accounts for its derivatives in accordance with SFAS 133. Derivative assets and derivative liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties in accordance with FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (“FSP FIN 39-1”). For more information on FSP FIN 39-1, see Note 2 to these financial statements. All derivatives are recognized on the Statements of Condition at their fair values and those that are not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a SFAS 133 non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that is effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “Net (losses) gains on derivatives and hedging activities.” A SFAS 133 non-qualifying hedge is defined by the Bank as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for hedge accounting under the rules of SFAS 133. A SFAS 133 non-qualifying hedge by definition introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the SFAS 133 non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments are recorded in other income (loss) as “Net (losses) gains on derivatives and hedging activities.” Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows.

The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not affect significantly the operating results of the Bank. These amounts are recorded in other income (loss) and presented as “Net (losses) gains on derivatives and hedging activities.”

The differences between accruals of interest receivables and payables on derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other SFAS 133 non-qualifying hedges are recognized in other income (loss) as “Net (losses) gains on derivatives and hedging activities.”

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to a SFAS 133 non-qualifying hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as “trading” under SFAS 115), or if the Bank could not identify and measure reliably the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the Statements of Condition at fair value and no portion of the contract could be designated as a hedging instrument.

The Bank discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer expected to be highly effective in offsetting changes in the fair value of a hedged risk, including hedged items such as firm commitments; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Bank’s determination that a derivative no longer qualifies as an effective fair-value hedge, or when management decides to cease the specific hedging activity, the Bank will continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining life of the hedged item. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings. See Note 13 for more information on derivatives and hedging.

Concessions on Consolidated Obligations. The Bank defers and amortizes the amounts paid to dealers in connection with the sale of consolidated obligations using the level-yield method over the term of the consolidated obligations. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $44.4 million and $49.5 million as of December 31, 2008 and 2007, respectively, and are included in “Other assets.” Amortization of such concessions is included in consolidated obligation interest expense and totaled $48.6 million, $38.2 million, and $32.2 million in 2008, 2007, and 2006, respectively.

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

Finance Agency/Finance Board and Office of Finance Expenses. The FHLBanks funded the costs of operating the Finance Board, and fund a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. The Finance Agency allocates the FHLBanks’ portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank must pay an amount equal to one-half of its annual assessment twice each year. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-income, low-income, and moderate-income households. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 10 for more information.

Resolution Funding Corporation (“REFCORP”). Although FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to cover a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 10 for more information.

Estimated Fair Values. Estimated fair value is based on quoted market prices, where available. Many of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses pricing services and/or internal models employing significant estimates and present-value calculations when disclosing estimated fair values. See Note 14 for more information.

Cash Flows. In the Statements of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows but instead are treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Reclassifications. Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

In particular, in accordance with FSP FIN 39-1, the Bank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. For more information related to FSP FIN 39-1, see Note 2 to these financial statements.

In accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”), which amends SFAS No. 95, Statement of Cash Flows (“SFAS 95”), and SFAS 115, cash flows from trading securities (which include securities for which an entity has elected the fair value option) should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Prior to this amendment, SFAS 95 and SFAS 115 specified that all cash flows from trading securities must be classified as cash flows from operating activities. On a retroactive basis, beginning in the first quarter of 2008, the Bank classifies purchases, sales and maturities of trading securities held for investment purposes as cash flows from investing activities. Cash flows related to trading securities held for trading purposes continue to be reported as cash flows from operating activities. Previously, all cash flows associated with trading securities were reflected in the statement of cash flows as operating activities. For more information on SFAS 159, see Note 2 to these financial statements.

During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certificates of deposit, previously reported as interest-bearing deposits, as held-to-maturity securities in its Statements of Condition and Statements of Income as they meet the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history and intent of holding them until maturity. This reclassification had no effect on total assets or net interest income and net income.

The effects of the above reclassifications on the Bank’s prior year financial statements were as follows (in thousands):

	Statement of Condition As of December 31, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Assets:
Interest-bearing deposits (a)	$1,608,573	$(805,170)	$—	$(800,000)	$3,403
Held-to-maturity securities	21,260,517	—	—	800,000	22,060,517
Accrued interest receivable	828,004	(3,189)	—	—	824,815
Derivative assets	43,048	(9)	—	—	43,039
Total assets	189,746,132	(808,368)	—	—	188,937,764

Liabilities:
Accrued interest payable	1,460,122	(9)	—	—	1,460,113
Derivative liabilities	2,113,491	(808,359)	—	—	1,305,132
Total liabilities	181,723,896	(808,368)	—	—	180,915,528
Total liabilities and capital	189,746,132	(808,368)	—	—	188,937,764

(a)	“As Currently Reported” amount represents deposits with other FHLBanks.

	Statement of Income For the Year Ended December 31, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Interest income:
Interest-bearing deposits	$50,672	$—	$—	$(42,115)	$8,557
Held-to-maturity securities	954,035	—	—	42,115	996,150

	Statement of Income For the Year Ended December 31, 2006
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Interest income:
Interest-bearing deposits	$34,691	$—	$—	$(26,540)	$8,151
Held-to-maturity securities	927,162	—	—	26,540	953,702

	Statement of Cash Flows For the Year Ended December 31, 2007
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Operating Activities:
Net change in trading securities	$(106,718)	$—	$106,718	$—	$—
Fair value adjustment on trading securities	—	—	(106,718)	—	(106,718)

Investing Activities:
Net change in interest-bearing deposits	(809,202)	—	—	92,000	(717,202)
Held-to-maturity securities:
Net change in short-term	—	—	—	(92,000)	(92,000)

	Statement of Cash Flows For the Year Ended December 31, 2006
	As Originally Reported	FSP FIN 39-1 Reclassification	SFAS 159 Reclassification	Certificates of Deposit Reclassification	As Currently Reported
Operating Activities:
Net change in trading securities	$750,215	$—	$(750,215)	$—	$—
Fair value adjustment on trading securities	—	—	99,241	—	99,241

Investing Activities:
Net change in interest-bearing deposits	(546,645)	—	—	608,000	61,355

Trading securities:
Proceeds from sales	—	—	508,174	—	508,174
Proceeds from maturities	—	—	142,800	—	142,800
Held-to-maturity securities:
Net change in short-term	—	—	—	(608,000)	(608,000)

Note 2—Recently Issued and Adopted Accounting Standards and Interpretations

Recently Issued Accounting Standards and Interpretations

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), issued in March 2008, requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Bank) with earlier adoption allowed. The Bank does not believe that the adoption of SFAS 161 will have a material effect on its financial condition or results of operations. The Bank has determined that the adoption of SFAS 161 will result in increased financial statement disclosures.

Recently Adopted Accounting Standards and Interpretations

SFAS No. 157, Fair Value Measurements (“SFAS 157”), was issued in September 2006. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a three-level fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price, thereby increasing consistency and comparability in fair value measurements and related disclosures. Under this standard, fair value measurements would be disclosed separately by level within the fair value hierarchy. The Bank adopted SFAS 157 effective January 1, 2008. The adoption of SFAS 157 had no effect on the Bank’s financial condition or results of operations. For additional information on the fair value of certain financial assets and liabilities, see Note 14 to these financial statements.

SFAS 159, issued in February 2007, creates a fair value option allowing, but not requiring, an entity irrevocably to elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. SFAS 159 also requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. The Bank adopted SFAS 159 effective January 1, 2008. There was no initial effect of adoption since the Bank did not elect the fair value option for any existing asset or liability. In addition, the Bank did not elect the fair value option for any financial assets originated or purchased, or for liabilities issued, during the year ended December 31, 2008.

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

Statement 133 Implementation Issue No. 23, Issues Involving Application of the Shortcut Method under Paragraph 68 (“Issue E23”), issued in January 2008 amends SFAS 133 explicitly to permit the use of the shortcut method for those hedging relationships in which (a) the interest rate swap has a nonzero fair value at the inception of the hedging relationship, attributable solely to differing prices within the bid-ask spread; and/or (b) the hedged item has a trade date that differs from its settlement date because of generally established conventions in the marketplace in which the transaction to acquire or issue the hedged item is executed. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. At adoption, preexisting hedging relationships utilizing the shortcut method that did not meet the requirements of Issue E23 as of the inception of the hedging relationship must be dedesignated prospectively. The effects of applying hedge accounting prior to the effective date may not be reversed. A hedging relationship that does not qualify for the shortcut method based on Issue E23 could be redesignated without the application of the shortcut method if that hedging relationship meets the applicable requirements of SFAS 133. The Bank adopted Issue E23 effective January 1, 2008. The Bank concluded that no dedesignations were required as a result of the adoption of Issue E23. In addition, since May 31, 2005, the Bank no longer applies the short-cut method to new hedging relationships. Therefore the adoption of Issue E23 had no effect on the Bank’s financial condition or results of operations.

SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), issued in May 2008, identifies the sources of accounting principles and the framework, or hierarchy, for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 was effective November 15, 2008. The adoption of SFAS 162 had no effect on the Bank’s financial condition or results of operations.

FSP No. 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP 133-1 and FIN 45-4”) was issued in September 2008. FSP 133-1 and FIN 45-4 amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP 133-1 and FIN 45-4 amended SFAS

133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which the Bank measures risk. The Bank currently does not enter into credit derivatives, but does have guarantees: letters of credit and the joint and several liability on consolidated obligations of the FHLBanks. FSP 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008. The Bank adopted FSP 133-1 and FIN 45-4 effective December 31, 2008. The adoption of FSP 133-1 and FIN 45-4 had no effect on the Bank’s financial condition or results of operations. The adoption of FSP 133-1 and FIN 45-4 resulted in increased financial statement disclosures.

FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), issued in October 2008, clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:

•	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date.

•

In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable.

•	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

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

FSP No. EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”), issued in January 2009, amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Bank adopted FSP EITF 99-20-1 effective December 31, 2008. The adoption of FSP EITF 99-20-1 had no effect on the Bank’s financial condition or results of operations.

Note 3—Cash and Due from Banks

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances were approximately $365 thousand and $136 thousand for the years ended December 31, 2008 and 2007, respectively.

In addition, the Bank maintained average compensating balances with various Federal Reserve Banks of approximately $6.0 million for the years ended December 31, 2008 and 2007. The Bank must maintain these average balances over any two-week settlement period to avoid charges for certain services provided to the Bank by the Federal Reserve Banks.

Note 4—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of December 31,
	2008	2007
Government-sponsored enterprises debt obligations	$4,171,725	$4,283,519
Other FHLBanks’ bonds	300,135	284,542
State or local housing agency obligations	14,069	59,484

Total	$4,485,929	$4,627,545

Net gains (losses) on trading securities during the years ended December 31, 2008, 2007 and 2006 included net unrealized holding gains (losses) of $210.6 million, $106.7 million and $(82.4) million for securities that were held on December 31, 2008, 2007 and 2006, respectively.

Other FHLBanks Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of December 31,
	2008	2007
Other FHLBanks’ bonds:
FHLBank Dallas	$82,300	$83,525
FHLBank Chicago	89,128	70,345

	171,428	153,870
FHLBank TAP Program*	128,707	130,672

Total	$300,135	$284,542

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of December 31,
	2008				2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$—	$—	$—	$—	$800,000	$70	$30	$800,040
State or local housing agency obligations	101,105	3,605	—	104,710	117,988	4,933	65	122,856
Mortgage-backed securities:
U.S. agency obligations-guaranteed	38,545	260	367	38,438	47,460	779	—	48,239
Government-sponsored enterprises	7,060,082	117,494	3,467	7,174,109	2,968,441	8,591	37,260	2,939,772
Private label	15,918,391	6,246	3,648,279	12,276,358	18,126,628	2,068	462,224	17,666,472

Total	$23,118,123	$127,605	$3,652,113	$19,593,615	$22,060,517	$16,441	$499,579	$21,577,379

A summary of the mortgage-backed securities issued by members or affiliates of members follows (in thousands):

	As of December 31,
	2008				2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial Corporation, Calabasas, CA	$4,675,435	$6,062	$1,195,018	$3,486,479	$5,446,210	$582	$160,483	$5,286,309
Bank of America Corporation, Charlotte, NC	2,060,873	—	488,315	1,572,558	2,387,004	114	56,485	2,330,633

Total	$6,736,308	$6,062	$1,683,333	$5,059,037	$7,833,214	$696	$216,968	$7,616,942

The following tables summarize the held-to-maturity securities with unrealized losses (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	$25,580	$367	$—	$—	$25,580	$367
Government-sponsored enterprises	557,822	3,467	—	—	557,822	3,467
Private label	4,635,936	1,647,200	7,371,486	2,001,079	12,007,422	3,648,279

Total	$5,219,338	$1,651,034	$7,371,486	$2,001,079	$12,590,824	$3,652,113

	As of December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$499,970	$30	$—	$—	$499,970	$30
State or local housing agency obligations	—	—	5,125	65	5,125	65
Mortgage-backed securities:
Government-sponsored enterprises	250,137	707	1,609,791	36,553	1,859,928	37,260
Private label	6,762,719	126,604	10,392,842	335,620	17,155,561	462,224

Total	$7,512,826	$127,341	$12,007,758	$372,238	$19,520,584	$499,579

Mortgage-backed Securities. The Bank’s investments in MBS consist of agency guaranteed securities and senior tranches of private-label MBS. The Bank has increased exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. The Bank regularly requires high levels of credit enhancements from the structure of the collateralized mortgage obligation to reduce its risk of loss on such securities. Credit enhancements are defined as the percentage of subordinate tranches, overcollateralization, or excess spread, or the support of monoline insurance, if any, in a security structure that will absorb the losses before the security the Bank purchased will take a loss. The Bank does not purchase credit enhancements for its MBS from monoline insurance companies.

The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (“NRSRO”), such as Moody’s Investors Service (“Moody’s”) and Standard &

Poor’s Rating Services (“S&P”), at purchase date. The “AAA”-rated securities achieved their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. Some of the ratings on the Bank’s private-label MBS have changed since their purchase date.

Other-Than-Temporary Impairment. The Bank had a total of 279 securities in an unrealized loss position, with total gross unrealized losses of $3.7 billion as of December 31, 2008. The Bank had a total of 300 securities in an unrealized loss position, with total gross unrealized losses of $500.0 million as of December 31, 2007. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. These securities are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive all of the contractual cash flows as scheduled.

Based on the Bank’s impairment analysis, the Bank recognized an other-than-temporary impairment loss of $186.1 million related to five private-label MBS in its held-to-maturity securities portfolio during 2008. This other-than-temporary impairment loss is reported in the Statements of Income as “Realized loss on held-to-maturity securities.” No other-than-temporary impairment loss was recognized for the years ended December 31, 2007 and 2006.

The remainder of the Bank’s held-to-maturity portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to collect all contractual cash flows and has the ability and intent to hold these investments to maturity. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized, has sufficient liquidity and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2008		2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Year of maturity:
Due in one year or less	$1,705	$1,721	$801,290	$801,359
Due after one year through five years	71,465	74,197	71,950	73,844
Due after five years through 10 years	—	—	9,945	10,163
Due after 10 years	27,935	28,792	34,803	37,530

	101,105	104,710	917,988	922,896
Mortgage-backed securities	23,017,018	19,488,905	21,142,529	20,654,483

Total	$23,118,123	$19,593,615	$22,060,517	$21,577,379

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $145.7 million and $71.0 million as of December 31, 2008 and 2007, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity (in thousands):

	As of December 31,
	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$101,105	$917,988

	101,105	917,988

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	2,999,333	1,865,128
Variable-rate	1,333,832	353,806
Collateralized mortgage obligations:
Fixed-rate	5,638,816	6,213,064
Variable-rate	13,045,037	12,710,531

	23,017,018	21,142,529

Total	$23,118,123	$22,060,517

Note 6—Mortgage Loans Held for Portfolio

Both the MPF Program and the MPP involve investment by the Bank in single-family mortgage loans that are purchased directly from PFIs. The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank. Also included in mortgage loans are AMPP loans which are investments by the Bank in participation interests in loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing assets under AMPP, and in 2008 the Bank ceased purchasing assets under the MPF Program and suspended acquisitions of mortgage loans under MPP.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2008	2007
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family mortgages	$813,351	$946,439
Fixed-rate long-term single-family mortgages	2,421,652	2,564,175
Multifamily mortgages	22,762	23,256

Total unpaid principal balance	3,257,765	3,533,870
Premiums	15,882	14,265
Discounts	(21,896)	(20,487)
SFAS 133 delivery commitments basis adjustments	179	(220)

Total	$3,251,930	$3,527,428

*	Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding (in thousands):

	As of December 31,
	2008	2007
Government-guaranteed/insured loans	$289,092	$294,186
Conventional loans	2,968,673	3,239,684

Total unpaid principal balance	$3,257,765	$3,533,870

The activity in the allowances for credit losses was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$846	$774	$557
Provision for credit losses	10	72	217

Balance, end of year	$856	$846	$774

As of December 31, 2008 and 2007, the Bank had $14.4 million and $2.9 million of nonaccrual loans, respectively. Generally, only government-guaranteed/insured loans continue to accrue interest after delinquency of 90 days or more.

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Due to the layers of credit enhancement, the Bank had no recorded investments in impaired mortgage loans, as of December 31, 2008 and 2007.

The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $3.7 million, $3.7 million, and $3.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 10), at interest rates ranging from 0.00 percent to 8.79 percent, as summarized below (in thousands). Advances with interest rates of 0.00 percent are AHP subsidized advances.

	As of December 31,
	2008	2007
Year of contractual maturity:
Overdrawn demand deposit accounts	$550	$18,219
Due in one year or less	39,739,223	34,062,503
Due after one year through two years	34,187,680	19,356,806
Due after two years through three years	23,761,810	22,684,160
Due after three years through four years	17,692,714	18,326,931
Due after four years through five years	10,566,914	16,430,434
Due after five years	30,320,265	29,350,652

Total par value	156,269,156	140,229,705
Discount on AHP advances	(14,028)	(13,461)
Discount on EDGE advances	(13,253)	(14,091)
SFAS 133 hedging adjustments	9,617,925	2,667,120
Deferred commitment fees	(4,254)	(1,900)

Total	$165,855,546	$142,867,373

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. As of December 31, 2008 and 2007, the Bank had callable advances of $6.0 million and $90.0 million, respectively.

The following table summarizes advances by year of contractual maturity or next call date for callable advances (in thousands):

	As of December 31,
	2008	2007
Year of contractual maturity or next call date:
Overdrawn demand deposit accounts	$550	$18,219
Due or callable in one year or less	39,744,223	34,152,503
Due or callable after one year through two years	34,187,680	19,331,806
Due or callable after two years through three years	23,759,810	22,684,160
Due or callable after three years through four years	17,692,714	18,286,931
Due or callable after four years through five years	10,564,914	16,405,434
Due or callable after five years	30,319,265	29,350,652

Total par value	$156,269,156	$140,229,705

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. Until September 2007, the Bank also offered another type of convertible advance that allowed the Bank to terminate the fixed-rate advance on certain specified dates, which the Bank normally would exercise when interest rates increased. As of December 31, 2008 and 2007, the Bank had convertible advances outstanding totaling $30.2 billion and $30.1 billion, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

	As of December 31,
	2008	2007
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$550	$18,219
Due or convertible in one year or less	60,519,668	53,102,693
Due or convertible after one year through two years	35,271,305	24,183,636
Due or convertible after two years through three years	24,000,685	22,063,885
Due or convertible after three years through four years	14,001,269	17,705,481
Due or convertible after four years through five years	9,539,464	11,979,329
Due or convertible after five years	12,936,215	11,176,462

Total par value	$156,269,156	$140,229,705

Security Terms. The Bank lends to member institutions and nonmembers that are eligible “housing associates” in accordance with the FHLBank Act. The Bank obtains collateral on advances to protect against losses and Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (“LCV”) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

As of December 31, 2008 and 2007, the Bank had rights to collateral, on a member specific basis, with an estimated value greater than outstanding advances. The following table provides information about the types of collateral held for the Bank’s advances (dollar amount in thousands):

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2008	$156,269,156	$272,879,687	58.2	14.9	26.9
As of December 31, 2007	140,229,705	227,230,433	67.4	11.8	20.8

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

Credit Risk. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management, as of December 31, 2008 and 2007, respectively. No advance was past due as of December 31, 2008 or 2007.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of December 31, 2008 and 2007, the concentration of the Bank’s advances was $102.7 billion and $97.6 billion, respectively, to 10 member institutions, and this represented 65.7 percent and 69.6 percent of total advances outstanding.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of December 31,
	2008	2007
Par value of advances:
Fixed-rate	$127,322,930	$115,846,392
Variable-rate	28,946,226	24,383,313

Total	$156,269,156	$140,229,705

Note 8—Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. A member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank classifies these items as demand and overnight deposits.

Deposits classified as demand and overnight pay interest based on a daily interest rate.

The following table details deposits with the Bank that are interest-bearing and noninterest-bearing deposits (in thousands):

	As of December 31,
	2008	2007
Interest-bearing deposits:
Demand and overnight	$3,572,709	$7,115,183
Noninterest-bearing deposits:
Pass-through reserve deposits	—	19,844

Total	$3,572,709	$7,135,027

Until May 2008 the Bank acted as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The Bank includes member reserve balances in “Noninterest-bearing deposits” on the Statements of Condition.

Note 9—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations and are backed only by the financial resources of the 12 FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), and also is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance

Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was approximately $1.3 trillion and $1.2 trillion as of December 31, 2008 and 2007, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $207.3 billion and $189.0 billion as of December 31, 2008 and 2007, respectively, compared to a par amount of $191.1 billion and $170.4 billion in consolidated obligations as of December 31, 2008 and 2007, respectively.

General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (“LIBOR”), Constant Maturity Treasury (“CMT”), and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate consolidated obligation bonds and variable-rate consolidated obligation bonds also may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, also may have the following broad terms regarding either principal repayment or coupon payment terms:

Optional Principal Redemption Consolidated Obligation Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the consolidated obligation bond offerings.

With respect to interest payments, consolidated obligation bonds also may have the following terms:

Step Consolidated Obligation Bonds have coupons at fixed rates for specified intervals over the lives of the consolidated obligation bonds. At the end of each specified interval, the coupon rate increases (decreases) or steps up (steps down). These consolidated obligation bond issues generally contain call provisions enabling the bonds to be called at the Bank’s discretion;

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling;

Inverse Floating-rate Consolidated Obligation Bonds have coupons that increase as an index declines and decrease as an index rises;

Conversion Consolidated Obligation Bonds have coupons that convert from fixed to variable or variable to fixed on predetermined dates according to the terms of the consolidated obligation bond offerings; and

Zero-coupon Consolidated Obligation Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of December 31,
	2008	2007
Par value of consolidated obligation bonds:
Fixed-rate	$101,202,430	$112,134,915
Simple variable-rate	28,004,900	18,311,900
Step	6,023,000	8,951,550
Variable-rate capped floater	100,000	908,000
Inverse floating-rate	—	24,500
Fixed-rate that converts to variable-rate	15,000	259,950
Variable-rate that converts to fixed-rate	225,000	670,000
Zero-coupon	168,060	659,060

Total	$135,738,390	$141,919,875

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of December 31,
	2008		2007
	Amount	Weighted- average Interest Rate	Amount	Weighted- average Interest Rate
Year of contractual maturity:
Due in one year or less	$73,667,975	2.63%	$62,826,705	4.56%
Due after one year through two years	22,242,000	3.40%	29,721,925	4.64%
Due after two years through three years	8,245,900	3.90%	14,448,245	4.63%
Due after three years through four years	5,402,015	4.57%	4,665,400	4.93%
Due after four years through five years	13,548,750	4.13%	7,851,500	5.06%
Due after five years	12,631,750	5.13%	22,406,100	5.08%

Total par value	135,738,390	3.30%	141,919,875	4.70%
Premiums	100,767		19,479
Discounts	(109,228)		(375,211)
SFAS 133 hedging adjustments	2,452,134		673,965
Deferred net losses on terminated hedges	(729)		(1,066)

Total	$138,181,334		$142,237,042

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of December 31,
	2008	2007
Par value of consolidated bonds:
Noncallable	$92,597,640	$71,188,475
Callable	43,140,750	70,731,400

Total	$135,738,390	$141,919,875

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

	As of December 31,
	2008	2007
Year of contractual maturity or next call date:
Due or callable in one year or less	$93,302,975	$99,681,505
Due or callable after one year through two years	20,979,500	19,364,975
Due or callable after two years through three years	4,497,900	9,811,245
Due or callable after three years through four years	1,728,015	1,974,900
Due or callable after four years through five years	6,378,750	1,590,000
Due or callable after five years	8,851,250	9,497,250

Total par value	$135,738,390	$141,919,875

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Weighted- average Interest Rate
As of December 31, 2008	$55,194,777	$55,393,546	1.73%

As of December 31, 2007	$28,347,939	$28,514,466	4.23%

Note 10—Assessments

Affordable Housing Program. Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of each FHLBank’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its income. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent calculation described above were less than $100 million for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100 million. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year.

There was no shortfall in 2008, 2007, or 2006. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in 2008, 2007, or 2006. The Bank had outstanding principal in AHP-related advances of $66.1 million and $65.7 million as of December 31, 2008 and 2007, respectively.

An analysis of the Bank’s AHP liability is as follows (in thousands):

	As of December 31,
	2008	2007
Balances, beginning of year	$156,184	$130,006
AHP assessments	28,365	50,690
Subsidy usage, net	(45,249)	(24,512)

Balances, end of year	$139,300	$156,184

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

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be satisfied. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to either a refund or a credit for amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments have generally exceeded $300 million per year, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42.5 million of the $75 million scheduled payment for the second quarter 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. During the fourth quarter of 2008, the FHLBanks’ benchmark payments or portions of them were reinstated due to actual REFCORP payments falling short of the $300 million annual requirement. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of the Treasury.

An analysis of the Bank’s REFCORP liability is as follows (in thousands):

	As of December 31,
	2008	2007
Balances, beginning of year	$30,681	$23,606
REFCORP assessments	63,445	111,226
Payments during the year	(108,154)	(104,151)

Balances, end of year	$(14,028)	$30,681

The REFCORP balance as of December 31, 2008 represents an overpayment of the 2008 REFCORP assessments by the Bank and is recorded in “Other assets” on the Statements of Condition as a deferred asset. The Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. Over time, as the Bank uses its credit against its future REFCORP assessments, the Bank’s deferred asset will be reduced until the deferred asset has been exhausted. If any amount of the Bank’s deferred asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining deferred asset.

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank is subject to three regulatory capital requirements under its capital plan and Finance Agency rules and regulations. First, the Bank must maintain permanent capital at all times in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only “permanent capital,” defined by the FHLBank Act and regulations as retained earnings (determined in accordance with GAAP) and the amounts paid-in for Class B stock, satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined. Second, the FHLBank Act requires the Bank to maintain at all times total capital in an amount equal to at least four percent of total assets. Third, the FHLBank Act requires the Bank to maintain at all times weighted leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2008, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total capital is equal to its permanent capital. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock under SFAS 150 is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Agency’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2008		2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$5,715,678	$8,942,306	$981,647	$8,080,333
Total capital-to-assets ratio	4.00%	4.29%	4.00%	4.28%
Total regulatory capital*	$8,342,574	$8,942,306	$7,557,511	$8,080,333
Leverage ratio	5.00%	6.43%	5.00%	6.42%
Leverage capital	$10,428,217	$13,413,459	$9,446,888	$12,120,499

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $44.4 million and $55.5 million in mandatorily redeemable capital stock at December 31, 2008 and 2007, respectively.

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. During 2008, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.18 percent (18 basis points) of the member’s total assets as of December 31, 2007, subject to a cap of $25 million. The membership stock requirement is recalculated at least annually by March 31, using the member’s total assets as of the preceding calendar year-end. As of December 31, 2008, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member’s outstanding par balance of advances; and

•	8.00 percent of targeted debt/equity investments (such as AMPP assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero at December 31, 2008.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock).

A member may obtain redemption of its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member’s excess capital stock before expiration of the five-year notice period. The Bank’s authority to redeem or repurchase capital stock is subject to a number of limitations.

The Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends out of previously retained earnings and current earnings in either cash or capital stock in compliance with Finance Agency rules. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if the payment, if made, would cause the Bank to fail to meet any of its regulatory capital requirements.

As of December 31, 2008 and 2007, the 10 largest holders of capital stock held $4.9 billion and $4.6 billion, respectively, of the total regulatory capital stock of the Bank.

Mandatorily Redeemable Capital Stock. In compliance with SFAS 150, the Bank reclassifies capital stock subject to redemption from equity to liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statements of Cash Flows.

The Bank is a cooperative whose member financial institutions and former members own all of the capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2008, 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $1.5 million, $11.3 million and $9.2 million, respectively, were recorded as interest expense.

The following table provides the number of members that attained nonmember status and the number of nonmembers for which the Bank has completed the repurchase/redemption of mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2008	2007	2006
Beginning of year	11	9	7
Attainment of nonmember status	15	20	8
Repurchase/redemption during the year	(13)	(18)	(6)

End of year	13	11	9

The Bank’s activity for mandatorily redeemable capital stock was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of year	$55,538	$215,705	$143,096
Capital stock subject to mandatory redemption reclassified from equity during the year due to attainment of nonmember status	49,968	91,452	146,876
Capital stock no longer subject to redemption due to a nonmember becoming a member	(568)	—	(269)
Repurchase/redemption of mandatorily redeemable capital stock during the year	(60,510)	(251,619)	(73,998)

Balance, end of year	$44,428	$55,538	$215,705

As of December 31, 2008, the Bank’s outstanding mandatorily redeemable capital stock consisted of B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding. During 2008, if, as a result of a member’s activity no longer remaining outstanding, a member’s activity-based stock became excess capital stock, the Bank generally would repurchase promptly the member’s excess stock, subject to certain limitations and thresholds in the Bank’s capital plan. Additionally, if a member merges into a non-member, that member’s membership-based stock becomes excess capital stock, which the Bank may repurchase with 10 business days notice, subject to certain limitations and thresholds in the Bank’s capital plan.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2008	2007
Contractual year of redemption:
Due in one year or less	$3,764	$28,758
Due after one year through two years	3,578	786
Due after two years through three years	3,831	625
Due after three years through four years	8,948	3,600
Due after four years through five years	2,700	4,727
Due after five years	21,607	17,042

Total	$44,428	$55,538

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership at any time prior to the end of the five-year redemption period, subject to payment of a cancellation fee equal to the greater of $500 or two basis points (0.02 percent) of the par value of the shares of stock subject to the redemption notice.

Note 12—Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”), a multiemployer tax-qualified defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Plan charged to other operating expenses were $9.6 million, $15.0 million, and $10.9 million in 2008, 2007, and 2006, respectively. The Pentegra Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not presented herein.

The Bank also participates in a qualified, defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $1.7 million, $1.6 million, and $1.4 million to this plan during the years ended December 31, 2008, 2007, and 2006, respectively.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed $106 thousand, $67 thousand, and $100 thousand to this plan during the years ended December 31, 2008, 2007, and 2006, respectively.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from this plan was $3.1 million as of December 31, 2008 and 2007. Operating expense includes deferred compensation and accrued earnings of $370 thousand, $228 thousand, and $298 thousand during the years ended December 31, 2008, 2007, and 2006, respectively.

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2008 and 2007 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$9,998	$9,861	$5,480	$6,139
Service cost	456	605	280	329
Interest cost	563	515	386	343
Actuarial loss (gain)	2,333	(640)	48	(1,199)
Benefits paid	(274)	(343)	(169)	(132)

Projected benefit obligation at end of year	13,076	9,998	6,025	5,480

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	274	343	169	132
Benefits paid	(274)	(343)	(169)	(132)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(13,076)	$(9,998)	$(6,025)	$(5,480)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $19.1 million and $15.5 million as of December 31, 2008 and 2007, respectively.

Amounts recognized in accumulated other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2008 and 2007 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2008	2007	2008	2007
Net transition obligation	$—	$—	$251	$293
Net loss	5,946	3,994	3,475	3,729
Prior service credit	(90)	(215)	(4,640)	(5,242)

Total amount recognized	$5,856	$3,779	$(914)	$(1,220)

The accumulated benefit obligation for the supplemental defined benefit pension plan was $7.5 million and $6.9 million for the years ended December 31, 2008 and 2007, respectively.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2008	2007	2006	2008	2007	2006
Net periodic benefit cost
Service cost	$456	$605	$693	$280	$329	$740
Interest cost	563	515	439	386	343	633
Amortization of net transition obligation	—	—	—	42	42	42
Amortization of prior service credit	(125)	(125)	(125)	(603)	(603)	—
Amortization of net loss	381	422	425	303	403	499

Net periodic benefit cost	1,275	1,417	$1,432	408	514	$1,914

Other changes in benefit obligations recognized in other comprehensive loss
Net loss (gain)	2,333	(640)		48	(1,199)
Amortization of net loss	(381)	(422)		(303)	(403)
Amortization of net transition obligation	—	—		(42)	(42)
Amortization of prior service credit	125	125		603	603

Total recognized in other comprehensive loss	2,077	(937)		306	(1,041)

Total recognized in periodic benefit cost and other comprehensive loss	$3,352	$480		$714	$(527)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net transition obligation	$—	$42	$42
Net loss	666	249	915
Prior service credit	(43)	(603)	(646)

	$623	$(312)	$311

The measurement date used to determine the Bank’s 2008 benefit obligation was December 31, 2008.

Key assumptions used for the actuarial calculations to determine benefit obligations for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2008	2007	2006	2008	2007	2006
Discount rate	5.85%	5.76%	5.75%	6.96%	6.60%	5.75%
Rate of compensation increase	5.50%	5.50%	5.50%	N/A	N/A	N/A

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2008	2007	2006	2008	2007	2006
Discount rate	5.76%	5.75%	5.50%	6.60%	5.75%	5.50%
Rate of compensation increase	5.50%	5.50%	5.50%	N/A	N/A	N/A

The discount rate used for the years ended December 31, 2008, 2007, and 2006 was determined based on the duration of the Bank’s benefit payments and the application of this duration to the Citigroup Pension Discount Curve.

Assumed health-care cost trend rates for the Bank’s postretirement health benefit plan were as follows:

	As of December 31,
	2008	2007
Health-care cost trend rates:
Assumed for next year	8.50%	8.00%
Ultimate rate	5.30%	5.00%
Year that ultimate rate is reached	2012	2013

As of December 31, 2008, a one percentage point change in the assumed health-care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$98	$98
Effect on accumulated postretirement benefit obligation	697	565

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded; therefore the Bank will not make a contribution to them in 2009 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for both the supplemental defined benefit pension plan and postretirement health benefit plan are listed in the table below (in thousands):

Years	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan
2009	$1,119	$231
2010	688	254
2011	1,081	286
2012	1,234	319
2013	1,543	347
2014-2018	8,723	2,176

Note 13—Derivatives and Hedging Activities

Nature of Business Activity

The Bank may enter into interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts, and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank may use these instruments to, in effect, adjust the maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a SFAS 133 non-qualifying hedge for purposes of asset liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

Consistent with Finance Agency regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (SFAS 133 non-qualifying hedges).

Net (losses) gains on derivatives and hedging activities were as follows (in thousands):

	For Years Ended December 31,
	2008	2007	2006
(Losses) gains related to fair-value hedge ineffectiveness	$(46,542)	$29,338	$36,044
(Losses) gains on SFAS 133 non-qualifying hedges and other	(182,747)	(125,762)	55,132

Net (losses) gains on derivatives and hedging activities	$(229,289)	$(96,424)	$91,176

The following table provides outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value hedges and stand alone derivatives that are SFAS 133 non-qualifying hedges, excluding collateral and accrued interest by category (in thousands):

	As of December 31,
	2008		2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value hedges	$218,026,584	$(6,980,079)	$207,143,643	$(2,031,901)
SFAS 133 non-qualifying hedges	17,706,074	(719,810)	12,338,065	(263,429)
Interest-rate swaptions:
SFAS 133 non-qualifying hedges	—	—	115,000	10,823
Interest-rate caps/floors:
SFAS 133 non-qualifying hedges	4,480,000	51,476	3,260,000	25,980
Interest-rate futures/forwards:
SFAS 133 non-qualifying hedges	1,500	600	1,500	109
Mortgage delivery commitments:
SFAS 133 non-qualifying hedges	—	—	9,309	41

Total	$240,214,158	$(7,647,813)	$222,867,517	$(2,258,377)

Total derivatives excluding accrued interest		$(7,647,813)		$(2,258,377)
Accrued interest		56,762		187,934
Cash collateral held by counterparty—assets		6,338,420		808,359
Cash collateral held from counterparty—liabilities		(69,755)		(9)

Net derivative balances		$(1,322,386)		$(1,262,093)

Net derivative assets balance		$91,406		$43,039
Net derivative liabilities balance		(1,413,792)		(1,305,132)

Net derivative balances		$(1,322,386)		$(1,262,093)

The fair values of bifurcated embedded derivatives presented on a combined basis with the host contract and not included in the above table are as follows (in thousands):

	As of December 31,
	2008	2007
Host contract:
Advances	$160,227	$8,459
Callable bonds	—	408

Total	$160,227	$8,867

Hedging Activities

The Bank formally documents at inception all relationships between derivative hedging instruments and hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions and its method of assessing effectiveness and measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value hedges to (1) assets and liabilities on the Statements of Condition or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances.

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are treated as fair-value hedges under SFAS 133. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets.

Advances. The Bank offers a wide array of advance structures to meet members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust, in effect, the repricing and/or option characteristics of advances in order to match more closely the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. Alternatively, the advance may have a variable-rate coupon based on an interest-rate index other than LIBOR, in which case the Bank would receive a coupon based on the non-LIBOR index and pay a LIBOR-based coupon. These types of hedges are treated as fair-value hedges under SFAS 133.

Mortgage Assets. The Bank has invested in fixed-rate mortgage assets. The prepayment options embedded in mortgage assets may result in extensions or contractions in the expected maturities of these investments, depending on changes in estimated prepayment speeds. Finance Agency regulation limits this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and change in market value of equity. The Bank may manage prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the Bank may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the Bank replaces the mortgages with lower-yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

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

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (SFAS 133 non-qualifying hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income (loss) in the Statements of Income and presented as part of the “Net gains (losses) on trading securities” and “Net (losses) gains on derivatives and hedging activities.”

The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policy and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of December 31, 2008.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of December 31, 2008, the Bank has not sold or repledged any such collateral.

As of December 31, 2008 and 2007, the Bank’s maximum credit risk, as defined above, was approximately $117.7 million and $43.0 million, respectively. These totals include $12.0 million and $11.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $69.7 million and $0 as of December 31, 2008 and 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 15 discusses assets pledged by the Bank to these counterparties.

Intermediation. To assist its members in meeting their hedging needs, the Bank acts as an intermediary between its members and other counterparties by entering into offsetting derivative transactions. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which the Bank is an intermediary may arise when the Bank: (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members; or (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations.

The notional principal amount of derivatives in which the Bank was an intermediary was $2.5 billion and $1.2 billion as of December 31, 2008 and 2007, respectively.

Note 14—Estimated Fair Values

As discussed in Note 2 to the financial statements, the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. As of December 31, 2008, the Bank had not elected to measure any financial assets or liabilities using the fair value option under SFAS 159; therefore the adoption of SFAS 159 had no effect on the Bank’s financial condition or results of operations.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2008, the Bank did not carry any financial assets and liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2008, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of December 31, 2008, while the Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value hierarchy Level 3, the Bank did value certain financial assets, measured on a nonrecurring basis, at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities	$—	$4,485,929	$—	$—	$4,485,929
Derivative assets	—	2,813,328	—	(2,721,922)	91,406

Total assets at fair value	$—	$7,299,257	$—	$(2,721,922)	$4,577,335

Liabilities
Derivative liabilities	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

Total liabilities at fair value	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and/or out of Level 3 at fair value in the quarter in which the changes occur. There were no transfers of financial instruments carried at fair value, on a recurring basis, in or out of the Level 3 category during the year ended December 31, 2008.

Fair Value on a Nonrecurring Basis. The Bank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment). The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded in the quarter ended December 31, 2008 (in thousands):

	As of December 31, 2008			Quarter ended December 31, 2008 Total Realized Loss
	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Held-to-maturity securities	$—	$—	$161,605	$98,719

For the year ended December 31, 2008, the Bank recorded an other-than-temporary impairment loss of $186.1 million related to its held-to-maturity securities.

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

Held-to-maturity securities. The Bank’s held-to-maturity private-label MBS whose fair values previously were determined by reference to prices obtained from third-party broker/dealers or pricing services were changed from a Level 2 classification to a Level 3 classification beginning in the third quarter of 2008. Previously, these valuations relied on observed trades, as evidenced by both activity observed in the market, and similar prices obtained from multiple sources. Beginning in late 2007 and continuing into 2008, the divergence among prices obtained from these sources increased, and became significant in the third quarter of 2008. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude that the prices received from pricing services, which were derived from the third-party’s proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Due to the reduced market activity for the Bank’s held-to-maturity private-label MBS, the Bank also determined prices for certain securities using a discounted cash flow approach. This discounted cash flow model used cash flows adjusted for credit factors calculated by a third-party model and discounted at a rate incorporating interest-rate and market liquidity factors. Other significant inputs include loan default rates, prepayment speeds, and loss severity rates. Due to the unobservable nature of the inputs, the discounted cash flow model is classified as Level 3.

The Bank evaluated the reasonableness of the two above Level 3 indicators of prices for its held-to-maturity MBS and determined that multiple inputs from different pricing sources would collectively provide the best evidence of fair value as of December 31, 2008. Generally, the Bank used prices obtained from multiple third-party pricing services to determine the fair value of its private-label MBS. When the Bank was unable to obtain a sufficient number of prices from third-party vendors (generally less than two third-party prices), the Bank utilized prices determined by a discounted cash flow model to determine the fair value of the private-label MBS.

The estimated fair value of agency MBS and other held-to-maturity securities is determined based on market-based prices received from a third party pricing service, excluding accrued interest. The prices received from third-party pricing services are generally non-binding. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. In obtaining such valuation information from third parties, the Bank generally evaluates the prices for reasonableness in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of December 31, 2008 and 2007. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between it and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at December 31, 2008 and 2007.

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

Consolidated obligations. The Bank calculates the fair value of consolidated obligation bonds and discount notes by using the present value of future cash flows using a cost of funds as the discount rate. The cost of funds discount curves are based primarily on the market observable LIBOR and to some extent on the Office of Finance cost of funds curve, which also is market observable.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2008 and 2007. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The Fair Value Summary Tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying value and estimated fair values of the Bank’s financial instruments as of December 31, 2008 and 2007 were as follows (in thousands):

2008 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$27,841	$—	$27,841
Deposits with other FHLBanks	2,888	—	2,888
Federal funds sold	10,769,000	(237)	10,768,763
Trading securities	4,485,929	—	4,485,929
Held-to-maturity securities	23,118,123	(3,524,508)	19,593,615
Mortgage loans held for portfolio, net	3,251,074	97,301	3,348,375
Advances, net	165,855,546	(82,588)	165,772,958
Accrued interest receivable	775,083	—	775,083
Derivative assets	91,406	—	91,406

Liabilities:
Deposits	(3,572,709)	234	(3,572,475)
Consolidated obligations, net:
Discount notes	(55,194,777)	(170,909)	(55,365,686)
Bonds	(138,181,334)	(559,571)	(138,740,905)
Mandatorily redeemable capital stock	(44,428)	—	(44,428)
Accrued interest payable	(1,039,002)	—	(1,039,002)
Derivative liabilities	(1,413,792)	—	(1,413,792)

2007 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$18,927	$—	$18,927
Deposits with other FHLBanks	3,403	—	3,403
Federal funds sold	14,835,000	955	14,835,955
Trading securities	4,627,545	—	4,627,545
Held-to-maturity securities	22,060,517	(483,138)	21,577,379
Mortgage loans held for portfolio, net	3,526,582	(11,961)	3,514,621
Advances, net	142,867,373	14,669	142,882,042
Accrued interest receivable	824,815	—	824,815
Derivative assets	43,039	—	43,039

Liabilities:
Deposits	(7,135,027)	80	(7,134,947)
Consolidated obligations, net:
Discount notes	(28,347,939)	14,989	(28,332,950)
Bonds	(142,237,042)	(194,267)	(142,431,309)
Mandatorily redeemable capital stock	(55,538)	—	(55,538)
Accrued interest payable	(1,460,113)	—	(1,460,113)
Derivative liabilities	(1,305,132)	—	(1,305,132)

Note 15—Commitments and Contingencies

As described in Note 9, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The Bank has considered the guidance under FIN 45, and determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, the Bank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45.

Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2008 and 2007. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $1.1 trillion and $1.0 trillion at December 31, 2008 and 2007, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, the Bank has provided the U.S. Treasury with a listing of advance collateral amounting to $21.4 billion, which provides for maximum borrowings of $18.7 billion. The amount of collateral available can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, the Bank has not drawn on this available source of liquidity.

The Bank issues standby letters of credit for members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member.

The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2008	2007
Outstanding notional (in thousands)	$10,231,656	$6,443,273
Original terms	Less than three months to 15 years	Less than three months to 15 years
Final expiration year	2023	2022

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $35.0 million and $23.1 million as of December 31, 2008 and 2007, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the guaranteed entity. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. In general, borrowers categorized into the higher risk rating categories have more restrictions on the types of collateral they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.

Commitments that unconditionally obligate the Bank to purchase closed mortgage loans totaled $0 and $9.3 million as of December 31, 2008 and 2007, respectively. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2008 and 2007, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $1.1 billion and $592.1 million, respectively, which can be sold or repledged by those counterparties.

The Bank committed to issue $3.0 billion (par value) of consolidated obligation bonds of which $2.8 billion were hedged with associated interest rate swaps, and $100.2 million (par value) of consolidated obligation discount notes of which $99.2 million were hedged with associated interest rate swaps that had traded but not settled at December 31, 2008.

The Bank charged to operating expenses net rental costs of approximately $2.2 million, $2.4 million, and $2.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Note 16—Transactions with Members and their Affiliates and with Housing Associates

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Countrywide Bank, FSB (“Countrywide”), which held 22.9 percent of the Bank’s total regulatory capital stock as of December 31, 2008, was considered a related party. Total advances outstanding to Countrywide were $42.7 billion and $47.7 billion as of December 31, 2008 and 2007, respectively. Total deposits held in the name of Countrywide were $20.4 million and $2.5 billion as of December 31, 2008 and 2007, respectively. No mortgage loans were acquired from this member during 2008 or 2007. Total MBS acquired from Countrywide were $0 and $1.6 billion as of December 31, 2008 and 2007, respectively. For member concentration associated with (i) mortgage-backed securities, see Note 5; (ii) advances, see Note 7; and (iii) capital stock, see Note 11.

Note 17—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2008 and 2007. Interest income on loans to other FHLBanks totaled $77 thousand, $60 thousand and $109 thousand for the years ended December 31, 2008, 2007 and 2006, respectively. During these same periods, interest expense on borrowings from other FHLBanks totaled $136 thousand, $48 thousand and $68 thousand, respectively.

The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Investing activities:
Loans made to other FHLBanks	$(1,281,000)	$(427,000)	$(762,000)
Principal collected on loans to other FHLBanks	1,281,000	427,000	762,000

Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$1,693,013	$352,015	$550,000
Payments of short-term borrowings from other FHLBanks	(1,693,013)	(352,015)	(550,000)

Net change in borrowings from other FHLBanks	$—	$—	$—

Investments in other FHLBank Consolidated Obligation Bonds. The Bank’s trading investment securities portfolio includes consolidated obligation bonds for which other FHLBanks are the primary obligors. The balances of these investments are presented in Note 4. All of these consolidated obligation bonds were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligation bonds on which another FHLBank is the primary obligor totaled $19.0 million, $17.9 million and $17.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Assumption of other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. During the years ended December 31, 2008, 2007 and 2006, the par value of the consolidated obligation bonds transferred to the Bank were $585.0 million, $0 and $69.0 million, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program. These fees totaled $1.1 million, $1.0 million, and $782 thousand for the years ended December 31, 2008, 2007 and 2006, respectively.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2008, the Bank’s outstanding balance related to these MPF Program assets was $4.0 million.

Supplementary Financial Information (Unaudited)

Statements of Income

Supplementary financial information for each quarter in the years ended December 31, 2008 and 2007 is included in the following tables (in thousands):

2008	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$1,578,720	$1,549,113	$1,544,807	$1,960,547
Interest expense	1,418,892	1,311,252	1,304,184	1,752,831

Net interest income	159,828	237,861	240,623	207,716
(Reversal) provision for credit losses on mortgage loans	(5)	(135)	(5)	155

Net interest income after provision for credit losses	159,833	237,996	240,628	207,561
Total other income (loss)	(26,190)	(101,163)	(64,722)	(21,920)
Non-interest expense	59,067	182,939	67,236	69,000

Net income (loss)	$74,576	$(46,106)	$108,670	$116,641

2007	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$2,402,266	$2,253,170	$1,915,964	$1,844,438
Interest expense	2,202,797	2,065,925	1,757,475	1,686,093

Net interest income	199,469	187,245	158,489	158,345
Provision (reversal) for credit losses on mortgage loans	—	161	39	(128)

Net interest income after provision for credit losses	199,469	187,084	158,450	158,473
Total other income (loss)	1,236	20,276	(4,359)	(3,629)
Non-interest expense	77,983	74,218	60,849	59,047

Net income	$122,722	$133,142	$93,242	$95,797

Investment Securities

Supplementary financial information on the Bank’s investment securities is included in the tables below (dollar amounts in thousands):

Held-to-maturity Securities

	As of December 31,
	2008	2007	2006
Certificates of deposit	$—	$800,000	$708,000
States or local housing agency obligations	101,105	117,988	107,180
Mortgage-backed securities	23,017,018	21,142,529	19,222,531

Total	$23,118,123	$22,060,517	$20,037,711

	Book Value	Yield
Held-to-maturity yield characteristics as of December 31, 2008 State or local housing agency obligations
Within one year	$1,705	3.20%
After one but within five years	71,465	4.35%
After 10 years	27,935	6.67%

	$101,105	4.97%

Mortgage-backed securities
Within one year	$72	8.15%
After five but within 10 years	3,258,759	4.68%
After 10 years	19,758,187	5.37%

	$23,017,018	5.28%

Trading Securities

	As of December 31,
	2008	2007	2006
Government-sponsored enterprises debt obligations	$4,171,725	$4,283,519	$4,175,011
Other FHLBanks’ bonds	300,135	284,542	280,488
States or local housing agency obligations	14,069	59,484	59,810

Total	$4,485,929	$4,627,545	$4,515,309

	Book Value	Yield
Trading securities yield characteristics as of December 31, 2008 Government-sponsored enterprises debt obligations
Within one year	$275,777	4.03%
After one but within five years	2,277,651	4.14%
After five but within 10 years	1,618,297	4.54%

	$4,171,725	4.28%

Other FHLBanks’ bonds
Within one year	$211,007	6.16%
After five but within 10 years	89,128	12.76%

	$300,135	7.45%

State or local housing agency obligations
After five but within 10 years	$14,069	6.66%

	$14,069	6.66%

As of December 31, 2008, the Bank held securities of the following issuers with a book value greater than 10 percent of Bank capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in thousands):

	As of December 31, 2008
Name of Issuer	Total Book Value	Total Fair Value
Countrywide Financial Corporation, Calabasas, CA	$4,675,435	$3,486,479
Wells Fargo & Company, San Francisco, CA	4,061,817	3,181,259
JPMorgan Chase & Co., New York, NY	2,751,787	2,045,907
Bank of America Corporation, Charlotte, NC	2,060,873	1,572,558

Loan Portfolio Analysis

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest were as follows (in thousands):

	As of December 31,
	2008	2007	2006	2005	2004
Domestic:
Advances	$165,855,546	$142,867,373	$101,476,335	$101,264,208	$95,867,345

Real estate mortgages (1)	$3,251,930	$3,527,428	$3,004,173	$2,860,539	$2,216,324

Non-accrual real estate mortgages	$14,352	$2,904	$1,640	$1,676	$320

Real estate mortgages past due 90 days or more and still accruing interest (2)	$13,704	$2,382	$1,278	$916	$1,636

Interest contractually due during the year	$943
Interest actually received during the year	437

Shortfall	$506

(1)	Amounts include Affordable Multifamily Participation Program loans classified as substandard.
(2)	Only government loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

The allowance for credit losses on real estate mortgage loans was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Domestic:
Balance at the beginning of year	$846	$774	$557	$671	$322
Charge-offs	—	—	—	(131)	(15)
Provisions for credit losses	10	72	217	17	364

Balance at end of year	$856	$846	$774	$557	$671

The ratio of charge-offs to average loans outstanding was less than one basis point for the years ended December 31, 2004 through 2008.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollar amount in thousands):

	As of December 31,
	2008		2007		2006		2005		2004
	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)
Single-family residential mortgages	$—	99	$—	99	$—	99	$84	99	$16	99
Multifamily residential mortgages	856	1	846	1	774	1	473	1	655	1

Total	$856	100	$846	100	$774	100	$557	100	$671	100

(1)	Amount allocated for credit losses on mortgage loans.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Combined mortgage loan delinquency data for all conventional and government insured/guaranteed loans in which the Bank has an ownership interest was as follows (dollar amount in thousands):

	As of December 31,
	2008		2007		2006		2005		2004
	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)
Delinquency >30 days and <60 days	$65,360	2.01	$34,531	0.98	$22,742	0.76	$12,578	0.44	$7,057	0.32
Delinquency >60 days and <90 days	20,640	0.63	7,258	0.21	2,740	0.09	1,979	0.07	1,775	0.08

(1)	Unpaid principal balance.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Short-Term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings (dollar amount in thousands).

	As of December 31,
	2008	2007	2006
Borrowings from other FHLBanks
Outstanding at end of the year	$—	$—	$—
Weighted average rate at end of the year	—%	—%	—%
Daily average outstanding for the year	$8,899	$964	$1,301
Weighted average rate for the year	1.53%	4.98%	5.22%
Highest outstanding at any month-end	$—	$—	$—

Borrowings from commercial banks
Outstanding at the end of the year	$—	$—	$—
Weighted average rate at the end of the year	—%	—%	—%
Daily average outstanding for the year	$28,185	$14,196	$11,349
Weighted average rate for the year	1.27%	5.18%	4.95%
Highest outstanding at any month-end	$—	$—	$—

Discount notes
Outstanding at the end of the year	$55,194,777	$28,347,939	$4,934,073
Weighted average rate at the end of the year	1.73%	4.23%	4.92%
Daily average outstanding for the year	$38,467,954	$13,645,922	$7,134,586
Weighted average rate for the year	2.57%	4.92%	4.94%
Highest outstanding at any month-end	$61,218,227	$30,657,457	$12,395,780

Total short-term borrowings
Outstanding at the end of the year	$55,194,777	$28,347,939	$4,934,073
Weighted average rate at the end of the year	1.73%	4.23%	4.92%
Daily average outstanding for the year	$38,505,038	$13,661,082	$7,147,236
Weighted average rate for the year	2.57%	4.92%	4.94%
Highest outstanding at any month-end	$61,218,227	$30,657,457	$12,395,780

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

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

As of December 31, 2008, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Bank’s management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2008, the Bank’s management has evaluated the effectiveness of the Bank’s internal control over financial reporting. Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Richard A. Dorfman	63	President and Chief Executive Officer
Cathy C. Adams	49	Executive Vice President and Chief Administrative Officer
Steven J. Goldstein	57	Executive Vice President and Chief Financial Officer
Kirk R. Malmberg	48	Executive Vice President, Chief Credit Officer
W. Wesley McMullan	45	Executive Vice President and Director of Financial Management
Jill Spencer	56	Executive Vice President, General Counsel, Chief Strategy Officer, and Corporate Secretary

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

Cathy C. Adams joined the Bank in 1986 and was appointed executive vice president and chief administrative officer in August 2008. Prior to that, Ms. Adams served as senior vice president of staff services since January 2004. She is responsible for overseeing all Bank programs related to information technology, human resources, and administrative services. She holds a B.A. in business administration from Tift College and an M.B.A. from Georgia State University.

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

Jill Spencer was appointed executive vice president, general counsel and chief strategy officer in August 2008, and has served as corporate secretary since January 2007. Prior to her most recent appointment, Ms. Spencer served as executive vice president and chief operating officer of the Bank beginning in January 2004. She joined the Bank in November 2002 as executive vice president, general counsel, and corporate secretary. Ms. Spencer oversees corporate communications, government relations, legal, and strategic planning. Before joining the Bank, Ms. Spencer practiced law at a private law firm from 1998 to 2002. She held various positions at FHLBank San Francisco from 1979 to 1997, serving as senior vice president and general counsel in her last eight years there. Ms. Spencer holds a B.A. from the University of Texas at Austin and a J.D. from Southern Methodist University School of Law.

Directors

The FHLBank Act, as amended by the Housing Act in 2008, provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2009, the Director has designated 17 directorships for the Bank, 10 of which are member directorships and seven of which are independent directorships. All individuals serving as Bank directors must be United States citizens. A majority of the directors must be member directors and at least 2/5 must be independent directors. A member directorship may be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum regulatory capital requirements. An independent directorship may be held only by an individual who is a bona fide resident of the Bank’s district, who is not a director, officer, or employee of a member institution or of any person that receives advances from the Bank, and who is not an officer of any FHLBank.

The following table sets forth information regarding each of the Bank’s directors as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Term as Director
John M. Bond, Jr.(1)	65	2005	12-31-2010
W. Russell Carothers, II(1)	67	2002	12-31-2009
William F. Easterlin, III(1)	53	2008	12-31-2010
F. Gary Garczynski(2)	62	2007	12-31-2012
Donna Goodrich(1)	46	2007	12-31-2012
Bedford Kyle Goodwin, III(1)	57	2007	12-31-2009
William C. Handorf(2)	64	2007	12-31-2009
Linwood Parker Harrell, Jr.(2)	71	2008	12-31-2010
Scott C. Harvard(1)	54	2003	12-31-2012
J. Thomas Johnson(1)	62	2004	12-31-2009
Jonathan Kislak(2)	60	2008	12-31-2010
LaSalle D. Leffall, III(2)	46	2007	12-31-2012
Miriam Lopez(1)	58	2008	12-31-2010
Henry Gary Pannell(2)	71	2008	12-31-2010
Robert L. Strickland(2)	57	2007	12-31-2009
Thomas H. Webber, III(1)	67	2007	12-31-2009
Edward J. Woodard, Jr.(1)	66	2009	12-31-2011

(1)	Member Director
(2)	Independent Director

Chairman of the board

Scott C. Harvard has served as president and chief executive officer and a director of Shore Bank since 1985. He served as president and chief executive officer of its parent, Shore Financial Corporation, from 1997 to 2008. Mr. Harvard has served as a director of Hampton Roads Bankshares and as an executive vice president of its banking subsidiary, Bank of Hampton Roads, since June 2008. Mr. Harvard has served as chairman of the board of the Bank since 2007.

Vice chairman of the board

J. Thomas Johnson is vice chairman of the board of First Community Bank, N.A., of Lexington, South Carolina, a position he has held since October 2004. From 2000 to 2004, Mr. Johnson was chairman, and from 1984 to 2004 was chief executive officer, of Newberry Federal Savings Bank in Newberry, South Carolina, which merged with First Community Bank in 2004. Mr. Johnson had been with Newberry Federal since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and has served on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations. Mr. Johnson has served as vice chairman of the board of the Bank since 2008.

John M. Bond, Jr. is the chairman of The Columbia Bank, a wholly-owned affiliate of Fulton Financial Corporation, a publicly-traded company. He has served on the board of directors of The Columbia Bank since 1988 and has served as chairman of the board since May 2004. From May 2004 until February 2006 when it was acquired by Fulton Financial, Mr. Bond served as chairman and chief executive of Columbia Bancorp, a publicly-traded company and the holding company of The Columbia Bank. From 1987 to May 2004, Mr. Bond served as president, chief executive officer, and director of Columbia Bancorp. He also has served as a director of Fulton Financial Corporation, a publicly-traded financial holding company, since March 2006.

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

Donna C. Goodrich has served as senior executive vice president and deposit services manager of BB&T, parent to Branch Banking & Trust of North Carolina, since 2007. Ms. Goodrich joined BB&T in 1985, and has held the positions of retail services officer, financial center manager, mergers and acquisition analyst, asset/liability management specialist, and deposit and corporate funding manager. She is a member of the Senior Leadership Team and serves on several committees, including the Market Risk and Liquidity Committee.

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

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation’s largest non profit owners of affordable multifamily housing, and served as President, Chief Operating Officer, and Chief Financial Officer. In October and November 2008, he served as Acting Chief Executive Officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse First Boston in New York, NY. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, NY. He is a member of the Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington DC.

Miriam Lopez has served as chief executive officer of TransAtlantic Bank in Miami, Florida for 22 years and served as TransAtlantic’s chairman of the board from 2003 to 2007. She is a former president of the Florida Bankers Association and serves on the American Bankers Association’s Government Relations Council and Executive Committee.

Henry Gary Pannell has been a member with the law firm Jones, Walker, Waechter, Poitevent, Carrere, & Denegre, LLP, since September 2008, having been previously a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta since 2001. He currently serves as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 to present, he has served as Treasurer of the Episcopal Diocese of Atlanta, and a member of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics.

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

Thomas H. Webber, III serves as vice president corporate finance and risk management for IDB-IIC Federal Credit Union, having served as vice president since 1999. Mr. Webber previously served on the boards of industry as well as civic organizations in the Nashville, Tennessee community.

Edward J. Woodard, Jr. has served as chairman, president and CEO of the Bank of the Commonwealth in Norfolk, Virginia and its publicly-traded bank holding company, Commonwealth Bankshares, Inc., since 1973. He has been active in both the American Bankers Association and the Virginia Bankers Association since 1972.

Nominating Procedures

Any member that is entitled to vote in a member directorship election may nominate an eligible individual to fill each available member directorship for the member’s voting state by timely delivering to the Bank a prescribed nominating certificate. A person may accept a member directorship nomination only by delivering timely a member director eligibility certification to the Bank.

Any individual who seeks to be an independent director of the Bank may deliver to the Bank, on or before the deadline set by the Bank, an independent director application form required by applicable law that demonstrates that the individual both is eligible and has met certain qualifications. Any other interested party may recommend to the Bank that it consider a particular individual as a nominee for an independent directorship; however, the Bank may consider such person only if the individual timely delivers to the Bank the required independent director application form. The Bank’s board of directors is required to consult with its Affordable Housing Advisory Council before nominating any individual for any independent directorship and provide its proposed list of nominees to the Finance Agency for review and non-objection, before submission to members for vote.

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

Director Independence, Audit Committee and Audit Committee Financial Expert

General

The board of directors of the Bank is required to evaluate the independence of the directors of the Bank under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of the Bank’s Audit Committee. Second, SEC rules require that the Bank’s board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, the Bank has 17 directors, ten of whom are member directors and seven of whom are independent directors. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, the Bank’s directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is a senior officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Agency Regulations regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 26, 2009, each of the Bank’s directors was independent under these criteria.

SEC Rules regarding Independence

SEC rules require the Bank’s board of directors to adopt a standard of independence to evaluate its directors. The board has adopted the independence standards of the New York Stock Exchange (the “NYSE”) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee’s financial expert(s) is independent.

After applying the NYSE independence standards, the board determined that, as of March 26, 2009, Messrs. Garczynski, Handorf, Harrell, Kislak, Leffall, and Pannell, each an independent director, and Ms. Drass, who served as an independent director during 2008, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director’s institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director’s institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director’s institution at a specific time. The same reasoning applies to Mr. Strickland.

The board has a standing Audit Committee. For the reasons noted above, the board determined that, as of March 26, 2009, none of the member directors on the Bank’s Audit Committee was independent under the NYSE standards for audit committee members. The board determined that, as of March 26, 2009, each of Messrs. Handorf, Kislak and Pannell, each of whom is an independent director that currently serves on the Audit Committee, was independent under the NYSE independence standards for audit committee members. The board also determined that directors Goodwin, Handorf, Kislak and Pannell are each an “audit committee financial expert” within the meaning of the SEC rules, and further determined that as of March 26, 2009, Mr. Goodwin is not independent and Messrs. Handorf, Kislak and Pannell are independent under NYSE standards.

The Housing Act made Section 10A(m)(3) of the Exchange Act applicable to the FHLBanks. The board assesses the independence of the Audit Committee members under this standard. As of March 26, 2009, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the audit committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2008 compensation program for its CEO, Chief Financial Officer, and three other most highly-compensated executive officers in 2008. These executive officers are collectively referred to as the Bank’s “named executive officers.”

In 2008 the Bank’s named executive officers were as follows:

Richard A. Dorfman	President, Chief Executive Officer
Steven J. Goldstein	Executive Vice President, Chief Financial Officer
Jill Spencer	Executive Vice President, General Counsel and Chief Strategy Officer
W. Wesley McMullan	Executive Vice President, Director of Financial Management
Kirk R. Malmberg	Executive Vice President, Chief Credit Officer

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and member value. The Bank’s compensation program is designed to reward this performance and enhanced value, and offer competitive compensation elements that align its executives’ incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank’s incentive compensation plans contain performance thresholds which must be attained before incentive compensation is awarded, as well as maximum award levels which limit overall incentive compensation. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards.

Elements of Compensation

To achieve these goals, the Bank compensates its executive officers with a combination of base salary, short-term incentive compensation, long-term incentive compensation, and benefits. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as long-term incentive compensation and defined benefit pension plans, to motivate long-term performance and encourage retention. Additionally, because the Bank generally is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design.

The elements of the Bank’s compensation program for executive officers, and the objective of each compensation element, are described below:

Base salary: Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank, and provides an amount of fixed compensation each year. Each executive’s base salary also is used as a basis in calculating the executive’s yearly incentive award opportunity, as described below.

Short-term incentive compensation: The Bank provides an annual cash award opportunity (the “Short-term ICP”) to executive officers based on the achievement of quantitative and qualitative goals set and evaluated by the board of directors. The Short-term ICP is designed to promote and reward achievement of annual corporate performance goals set by the board.

Long-term incentive compensation: The Bank provides a long-term cash award opportunity (the “Long-term ICP”) based on performance over successive three-year performance periods. The Long-term ICP is designed to promote consistently high corporate performance on a long-term basis; provide a competitive reward structure for the participants; promote participants’ loyalty and dedication to the Bank and its objectives; and enhance the retention of key senior executive officers.

Benefits: The Bank provides retirement benefits to promote executive retention. The Bank also provides limited perquisites and other benefits to enhance executive officers’ ability to devote maximum attention to their primary responsibilities and to minimize the amount of time spent on non-Bank related matters.

Executive Compensation Process

Board and Committee consideration of executive compensation: The Bank’s board of directors establishes the Bank’s executive compensation philosophy and objectives. The Governance and Compensation Committee of the board of directors advises and assists the board and recommends to the board for approval any compensation decisions related to the Bank’s CEO and the officers reporting directly to the CEO.

The CEO reviews and recommends to the board the base salary of the officers that report directly to him. The CEO also determines the base salary of all Bank officers at the First Vice President level and above (other than the director of internal audit), within an overall budget approved by the board of directors.

Use of compensation consultant: The Governance and Compensation Committee of the board of directors independently engaged Towers Perrin to provide assistance in evaluating the Bank’s executive compensation programs for 2008. Towers Perrin reports directly to the Committee. In 2008 the Committee also relied upon compensation information supplied to management by Hewitt Associates.

Consideration of competitive compensation levels: The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considers the median and 75th percentile of total compensation offered at companies included in aggregate survey information with assets comparable to those of the Bank, and which generally hold substantial volumes of complex derivative instruments, as these instruments comprise a significant component of the Bank’s operations. However, the board did not target any named executive officer’s compensation at a specific percentile of such executive officer’s peer group comparable position.

The board does not evaluate specifically the internal pay relationship among the executives and other employees when setting executive cash compensation, or the multiples by which a named executive officer’s cash compensation is greater than that of non-executive employees.

Federal Housing Finance Agency: Pursuant to the Housing Act, the Director of the Finance Agency is required to prohibit the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses. Pursuant to this authority, on October 1, 2008, the Acting Deputy Director-Federal Home Loan Bank Supervision, directed the FHLBanks to provide to him all compensation actions relating to the five most highly compensated officers, including compensation plans of general applicability to those officers, at least four weeks in advance of any planned board decision with respect to those actions. In addition, under the new capital classifications rules issued by the Finance Agency on January 30, 2009, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

Compensation Decisions in 2008

Overview

The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers’ performance in 2008 were:

1.	Achievement of key long-term objectives as outlined in the Bank’s strategic plan

2.	Achievement of short-term performance objectives determined annually by the board

3.	Fulfillment of the Bank’s public policy mission

4.	Demonstration of leadership and vision for the Bank

5.	Implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity

6.	Establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders

7.	The Bank’s 2008 financial results. The Bank’s growth in advances and increase in net interest income indicate strong financial performance in an extremely challenging environment; however these results were moderated by the recording of an $186.1 million other-than-temporary impairment loss on the Bank’s private-label MBS for the year ended December 31, 2008 and the $170.5 million reserve on the LBSF receivable, which contributed to a $191.1 million, or 43.0 percent, decrease in net income and a lower return on equity for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Base Salary

Upon his annual review in July 2008, Mr. Dorfman’s salary was set at $775,000. In determining the base salary for Mr. Dorfman, the board considered data developed by Towers Perrin noting total cash compensation provided at FHLBanks of similar size and complexity, at commercial financial institutions with assets between $10 billion and $50 billion, and at commercial financial institutions with assets between $100 billion and $400 billion. These commercial financial institutions were:

Financial Institutions with Assets of $10B to $50B:

•	Associated Banc-Corp

•	Commerce Bancorp

•	Compass Bancshares, Inc.

•	Cullen/Frost Bankers, Inc.

•	Harris Bank

•	Huntington Bancshares Inc.

•	IndyMac Bank

•	People’s Bank

•	TD Banknorth

•	Webster Bank

Financial Institutions with Assets of $100B to $400B:

•	BB&T Corporation

•	Countrywide Financial Corporation

•	Fifth Third Bancorp

•	HSBC North America Holdings Inc.

•	PNC Financial Services Group, Inc.

•	Regions Financial Corporation

•	SunTrust Banks, Inc.

•	U.S. Bancorp

Mr. Dorfman’s salary was set at a competitive level among the presidents of the FHLBanks but below the average base salary for the presidents of the commercial financial institutions listed above.

In determining the 2008 base salaries for Messrs. McMullan, Malmberg, and Ms. Spencer, and the 2008 base fee for Mr. Goldstein, the board considered comparative compensation data provided by Hewitt Associates that reflected market pay rates for similar positions at commercial financial institutions with assets greater than $25 billion. The board reviewed a single estimated market value for each position that included data from the median and 75th percentiles for base pay, bonus pay, and total cash compensation. The market data compiled by Hewitt Associates reflected compensation survey data published by Watson Wyatt, Hewitt Associates, and Mercer Human Resources Consulting.

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

Short-term Incentive Compensation

The 2008 award opportunities, as established by the board on March 26, 2008, under the Bank’s Executive Incentive Compensation Plan (the “Short-term ICP”), expressed as a percentage of base pay earnings during the year, were as follows:

	Threshold	Target	Maximum
CEO	30%	45%	65%
Executive Vice President	20%	35%	45%

These percentages are the same as those the Bank historically has used for several years for these officer designations. For 2008, the board established four incentive goals under the Short-term ICP, which correlate to the performance priorities reflected in the Bank’s strategic plan. The board used two quantitative corporate performance goals and two qualitative performance goals related to executive management performance. The board of directors establishes threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2008.

CEO

		Percent of Base Salary

Goal	Weight	Threshold	Target	Maximum
Growth in Advances Penetration	30.00%	9.00%	13.50%	19.50%
ROE Spread to LIBOR	30.00%	9.00%	13.50%	19.50%
Board of Directors Discretionary	40.00%	12.00%	18.00%	26.00%
TOTAL	100.00%	30.00%	45.00%	65.00%

Executive Vice President

		Percent of Base Salary

Goal	Weight	Threshold	Target	Maximum
Growth in Advances Penetration	30.00%	6.00%	10.50%	13.50%
ROE Spread to LIBOR	30.00%	6.00%	10.50%	13.50%
Board of Directors Discretionary	30.00%	6.00%	10.50%	13.50%
CEO Discretionary	10.00%	2.00%	3.50%	4.50%
TOTAL	100.00%	20.00%	35.00%	45.00%

The return on equity performance measure is the return on equity amount (excluding the impact of extraordinary items and adjusted for the effects of SFAS 133) in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. At December 31, 2008, the performance goals were 0.85 percent (threshold), 1.10 percent (target), and 1.35 percent (maximum).

The advances penetration performance measure, relating to growth in member advances, reflects the role of advances as the Bank’s primary product and the primary driver of net income. This performance objective was measured by averaging the ratio of total advances outstanding on December 31, 2008, to total assets as of September 30, 2007, for each eligible member. Averaging the ratio of total advances to total assets for each member and weighting each member equally provided an incentive to market advance products to the entire membership. The advances growth performance targets for 2008 were zero percent growth (threshold), two percent growth (target), and four percent growth (maximum).

In 2008 the Bank’s ROE Spread to LIBOR fell below the threshold for eligibility for an award with respect to that goal, while the Growth in Advances Penetration resulted in eligibility of each named executive officer to receive the maximum award with respect to that goal.

The board did not establish specific criteria for either of the qualitative performance goals, allowing determinations of qualitative performance to be made solely in its discretion.

For the Board of Directors Discretionary goal, the board considered improvements in the areas of risk management, regulatory, and compliance matters and awarded the target level to each officer reporting to the CEO. The board considered the CEO’s overall performance during 2008, including risk management, regulatory and compliance matters, and awarded 18.00 percent, the target level, for this goal.

For the CEO Discretionary goal, the CEO considered the performance of his direct reports against 2008 individual goals, which included, as applicable, the installation of new credit and collateral systems and models, evaluation of alternative capital structures, strategy development, and succession planning, and recommended a maximum award for each officer reporting to the CEO.

The following table provides the award level associated with each performance goal and total award amounts for each named executive officer.

Name	2008 Short-term Incentive Compensation Plan Awards

	Growth in Advances Penetration (%)	ROE Spread to LIBOR (%)	Board of Directors Discretionary (%)	CEO Discretionary (%)	Total Award (% of Base Salary)	Total Award ($)	Overall Award Level
Richard A. Dorfman	19.50	—	18.00	N/A	37.50	276,563	Below Target
Steven J. Goldstein	13.50	—	10.50	4.50	28.50	112,290	Below Target
Jill Spencer	13.50	—	10.50	4.50	28.50	131,812	Below Target
W. Wesley McMullan	13.50	—	10.50	4.50	28.50	132,810	Below Target
Kirk R. Malmberg	13.50	—	10.50	4.50	28.50	105,569	Below Target

The amount of short-term incentive compensation received by each of the named executive officers under the plan, as shown in the preceding table, is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below.

Long-Term Incentive Compensation

The Executive Long-Term Incentive Compensation Plan (the “Long-term ICP”) establishes a three-year rolling performance unit plan under which qualifying executive officers are eligible to receive long-term cash awards at the conclusion of each three-year performance cycle.

In 2008 the board approved award accruals under the 2006-2008 and 2007-2009 Long-term ICPs. The board also approved goals and award opportunities under a 2008-2010 Long-term ICP. Target award opportunities under the 2006-2008, 2007-2009, and 2008-2010 Long-term ICPs range from 25 to 30 percent of each officer’s base salary or fee. These award opportunities are based on similar programs offered at comparable FHLBanks, mortgage banks, and commercial banks. Award opportunities are designed to be conservatively competitive and remain unchanged for 2008.

In the 2006-2008, 2007-2009, and 2008-2010 Long-term ICPs, the board adopted the same performance measures and targets for each year in the Long-term ICP performance period as those included under the respective Short-term ICP for the same year. The use of the same performance measures and targets for both the Short-term ICP and the Long-term ICP is intended to motivate consistently high corporate performance year after year.

The following table provides the award accruals approved by the board for the 2008 portion of the 2006-2008, 2007-2009, and 2008-2010 plans. Following the end of 2009, the board will make any final award for the 2007-2009 plan based upon the average of the three years’ achievements. Following the end of 2010, the board will make any final award for the 2008-2010 plan based upon the average of the three years’ achievements.

The board has the right to revise, modify, or terminate the Long-term ICP in whole or in part at any time or for any reason, and the right to modify any recommended award amount (including the determination of a lesser award or no award), for any reason, without the consent of any participant. To date, no such modification has occurred, although the board is currently evaluating the continuation of the Long-term ICP beginning in 2009.

Participation in the Long-term ICP is limited to the CEO and executive and senior vice presidents. Long-term ICP awards do not increase the value of benefits delivered under the Bank’s retirement, welfare, or insurance plans. Mr. Dorfman and Mr. Goldstein both began participation in the Long-term ICP for the 2007-2009 performance period of the plan.

Name	Accrued Award for Year 2008 of Each Performance Period

	2006 - 2008 Performance Period	2007 - 2009 Performance Period	2008 - 2010 Performance Period	Total
Richard A. Dorfman	—	63,000	63,000	126,000
Steven J. Goldstein	—	30,609	31,737	62,346
Jill Spencer	32,220	32,220	37,254	101,694
W. Wesley McMullan	31,817	31,817	37,536	101,170
Kirk R. Malmberg	20,379	21,096	28,998	70,473

Retirement Benefits

The named executive officers are eligible to participate in both tax-qualified and non-tax-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled “Executive Compensation—Pension Benefits” and “—Deferred Compensation.”

The Bank’s retirement benefit plans are a vital component of the Bank’s retention strategy for executive officers and are important to the Bank’s strategy to compete with other organizations that provide executive officers with economic benefits based on equity interests in the employer, especially recognizing that some of those organizations also may provide similar retirement benefits.

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

Mr. Dorfman. The Bank entered into an Employment Agreement with Mr. Dorfman in connection with his appointment as President and Chief Executive Officer (the “Dorfman Agreement”). Under the Dorfman Agreement, Mr. Dorfman’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. Dorfman with or without “good reason,” as defined in the Dorfman Agreement. Unless earlier terminated by either party as provided therein, the Dorfman Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The Dorfman Agreement established Mr. Dorfman’s 2007 base salary at $700,000 per year, which amount may be increased from year to year by the Bank’s board of directors. The board increased Mr. Dorfman’s 2008 base salary to $775,000 per year. Pursuant to the Dorfman Agreement, the Bank provides a $65,000 automobile allowance during each three-year period of employment. Mr. Dorfman is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. As described above, under the Dorfman Agreement, Mr. Dorfman received a bonus award for the 12 months ending June 30, 2008, equal to 100 percent of his base salary, based upon the discretion of the Bank’s board of directors.

The Bank has a formal severance arrangement with Mr. Dorfman, which is discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. Dorfman.

Mr. Goldstein. The Bank entered into an Amended and Restated Services Agreement with SJG Financial Consultants, LLC, a limited liability company of which Mr. Goldstein is the sole member, in connection with Mr. Goldstein’s appointment as chief financial officer of the Bank in 2007, and amended it during 2008 (the “Goldstein Agreement”). Pursuant to the Goldstein Agreement, the Bank paid an annual fee of $394,000 for Mr. Goldstein’s services in 2008. In addition, the Bank, in its discretion, also may pay an annual incentive fee in an amount up to the maximum annual incentive compensation award opportunity available to an executive vice president of the Bank under the Bank’s Short-term ICP and Long-term ICP. In 2008, Mr. Goldstein received the same percentage award as the Bank’s other executive vice presidents.

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

BOARD OF DIRECTORS

Scott C. Harvard, Chairman	J. Thomas Johnson, Vice Chairman
John M. Bond, Jr.	Jonathan Kislak
W. Russell Carothers, II	LaSalle D. Leffall, III
William Easterlin	Miriam Lopez
F. Gary Garczynski	Henry Gary Pannell
Bedford Kyle Goodwin III	Robert L. Strickland
William C. Handorf	Thomas H. Webber, III
Linwood Parker Harrell, Jr.	Edward J. Woodard, Jr.

Executive Compensation

Summary Compensation Table

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2008, 2007, and 2006. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2008 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Richard A. Dorfman
President and Chief	2008	737,500	700,148	276,563	54,000	72,675	1,840,886
Executive Officer	2007	371,538	148	—	—	183,605	555,291

Steven J. Goldstein
Executive Vice President	2008	393,999	44,425	112,290	—	—	550,714
and Chief Financial Officer	2007	262,311	148	88,530	—	—	350,989

Jill Spencer
Executive Vice President, General Counsel and Chief Strategy Officer	2008	462,500	52,179	269,032	381,000	27,750	1,192,461
	2007	400,000	296	135,000	224,000	24,000	783,296
	2006	400,000	—	90,000	359,000	29,400	878,400

W. Wesley McMullan
Executive Vice President and Director, Financial Management	2008	466,000	53,683	268,315	302,000	29,992	1,119,990
	2007	395,000	148	133,313	159,497	23,700	711,658
	2006	395,000	—	88,875	133,449	24,544	641,868

Kirk R. Malmberg Executive Vice President and Chief Credit Officer	2008	370,417	2,679	179,078	143,000	22,225	717,399

Notes:

(1)	The amounts in column (d) include bonuses for the executive officers reporting to the CEO, which were approved by the board on July 24, 2008, in consideration of management’s progress in meeting certain governance and risk management objectives. With respect to Mr. Dorfman, and pursuant to his employment agreement which was executed upon his hire in June 2007, the board evaluated Mr. Dorfman’s performance in June 2008. Based upon that evaluation of performance and associated achievements, the board approved, on a one-time basis, a bonus payment of 100 percent of Mr. Dorfman’s base salary. The board took into consideration progress in the areas of risk management, regulatory, and compliance matters in making this determination. The board also recognized that Mr. Dorfman did not participate in the Banks short-term incentive plan during 2007. Beginning in 2008, Mr. Dorfman participates in the Short-term ICP.
(2)

The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2008, 2007, and 2006 pursuant to awards under the Short-term ICP and, with respect to 2008, the 2006-2008 Long-term ICP. Awards under the Long-term ICP are reported at the end of the performance period. As discussed in the Compensation Discussion and Analysis, the 2008 non-equity incentive compensation awards are subject to a four week review period and receipt of non-objection by the Finance Agency.

(3)	The amounts in column (f) reflect the sum of the actuarial increase during each fiscal year in present value of the named executive officer’s aggregate pension benefits under the Bank’s Qualified and Excess Plans, computed using the assumptions described in footnote (1) to the 2008 Pension Benefits table. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(4)	The amounts in column (g) consist of the following amounts:

	Year	Matching contributions under the Bank’s qualified 401(k) Plan ($)	Matching contributions under the Bank’s non- qualified defined contribution benefit equalization plan ($)
Richard A. Dorfman	2008	13,800	30,450
	2007	13,500	7,500
Steven J. Goldstein	2008	—	—
	2007	—	—
Jill Spencer	2008	12,300	15,450
	2007	12,300	11,700
	2006	12,000	12,000
W. Wesley McMullan	2008	13,800	14,160
	2007	13,500	10,200
	2006	13,200	10,500
Kirk R. Malmberg	2008	5,167	17,058

	Year	Home office ($)(1)	Club member- ship ($) (1)	Guest travel ($) (1)	Healthcare reimburse- ments ($) (1)	Financial Planning ($) (1)	Personal use of a Bank- provided automobile ($) (1)	Relocation ($) (1)
Richard A. Dorfman	2008	1,233	6,134	2,938	1,221	4,500	12,399	—
	2007	169	—	2,167	—	—	10,269	150,000

Notes:

(1)	The amounts listed represent the actual costs incurred by the Bank, with the exception of the personal use of the Bank-provided automobile. The annual lease value of the automobile was determined in accordance with the “Lease Value Rule” as defined in the IRS Publication 15-B.

Awards of Incentive Compensation in 2008

2008 Grants of Plan-Based Awards

The following table provides information concerning each grant of an award to a named executive officer in 2008 under the Short-term ICP and the Long-term ICP.

	Estimated Future Payments Under Non-Equity Incentive Plan Awards
Name	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)(1)	(c)(1)	(d)(1)
Richard A. Dorfman
Short-term ICP	221,250	331,875	479,375
Long-term ICP (2008-2010)	105,000	210,000	348,600
Steven J. Goldstein
Short-term ICP	78,800	137,900	177,300
Long-term ICP (2008-2010)	49,250	98,500	163,510
Jill Spencer
Short-term ICP	92,500	161,875	208,125
Long-term ICP (2008-2010)	57,813	115,625	191,938
W. Wesley McMullan
Short-term ICP	93,200	163,100	209,700
Long-term ICP (2008-2010)	58,250	116,500	193,390
Kirk R. Malmberg
Short-term ICP	74,083	129,646	166,688
Long-term ICP (2008-2010)	45,000	90,000	149,400

Notes:

(1)	Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s Short-term ICP and Long-term ICP for the fiscal year ended December 31, 2008. The actual amounts earned pursuant to the Short-term ICP during 2008 are reported under column (e) of the summary compensation table. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The following table provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (the “Qualified Plan”), and the Bank’s non-qualified excess benefit pension plan (the “Excess Plan”). The table shows the actuarial present value of accumulated benefits as of December 31, 2008, payable to each of the named executive officers, including the number of years of service credited to each named executive under each of the plans.

Qualified Plan. The pension benefits payable under the Qualified Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant’s benefit in the plan vests upon completion of five years of service with the Bank, and the participant then may retire under the plan at the times described below.

Employees hired on or before July 1, 2005

For participants hired on or before July 1, 2005, the Qualified Plan generally provides an annual retirement allowance equal to 2.5 percent of the participant’s highest consecutive three-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary and annual short-term incentive compensation.

For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 45. If the participant continues to work for the Bank until the sum of the participant’s age and years of service with the Bank equals at least 70, the annual benefit payable following retirement is reduced by 1.5 percent for each year that retirement precedes normal retirement age. If the participant terminates employment before the participant’s age and years of service with the Bank total 70, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, and by three percent for each year between age 55 and 45, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are available beginning at age 50.

Ms. Spencer, Mr. McMullan, and Mr. Malmberg participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 15, 2009, Ms. Spencer, Mr. McMullan, and Mr. Malmberg had attained eligibility for immediate early retirement.

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

Death Benefits. Death benefits, which do not vary based on date of hire, also are available under the qualified and non-qualified plans. If an employee dies while in active service, his/her beneficiary is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments. If a former employee dies while in retirement, having elected the normal form of retirement benefits, his/her beneficiary also is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments less payments received before the former employee died.

2008 Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($) (1)	Payments during last fiscal year ($)
(a)	(b)	(c)	(d)	(e)
	Qualified Plan	0.5	17,000	—
Richard A. Dorfman	Excess Plan	0.5	37,000	—
	Qualified Plan	0	—	—
Steven J. Goldstein (2)	Excess Plan	0	—	—
	Qualified Plan	22.3	412,000	—
Jill Spencer (3)	Excess Plan	22.3	1,258,000	—
	Qualified Plan	20.8	372,000	—
W. Wesley McMullan	Excess Plan	20.8	668,000	—
	Qualified Plan	11.8	232,000	—
Kirk R. Malmberg (4)	Excess Plan	11.8	201,000	—

Notes:

(1)	The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2008, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 6.70 percent discount rate; 5.85 percent was used to calculate benefits under the Excess Plan. The 2000 RP Mortality Table (50% static mortality table for lump sums; 50% generational mortality table for annuities) was used for both plans.
(2)	Mr. Goldstein is not a participant in the Qualified Plan or the Excess Plan.
(3)	In accordance with plan provisions, the years of credited service for Ms. Spencer include 16.16 years credited for prior service earned while employed by FHLBank San Francisco. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $882,000.
(4)	In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $69,000.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective deferred compensation plan and defined contribution benefit equalization plan (the “DC BEP”). Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the DC BEP.

The deferred compensation plan permits a participant to defer all or a portion of his or her compensation, including base salary and awards under the Short-term ICP, and to direct such compensation into a series of 16 mutual fund and 11 target retirement date fund options designed to mirror the Bank’s 401(k) Plan. Directors also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan.

The deferred compensation plan was amended and restated effective January 1, 2009, primarily to bring it into compliance with Section 409A of the Internal Revenue Code. The amendment also added a one-time lump-sum payment option, as permitted under the transition rules, which expired December 31, 2008, and relevant guidance of Section 409A. The amendment and restatement was approved on December 4, 2008 by the Bank’s board of directors and became effective on expiration of the regulatory waiting period.

Two of the Bank’s named executive officers, W. Wesley McMullan and Jill Spencer, elected to receive the lump-sum payment option as of December 31, 2008. Their account balances of $190,919 and $147,551, respectively, were distributed on March 2, 2009.

Named executive officers also are permitted to defer up to 40 percent of salary under the Bank’s qualified (401(k)) and non-qualified DC BEP plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his or her base salary.

The DC BEP, like the 401(k) plan, is self-directed and provides participants with 16 mutual fund and 11 target retirement date fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DC BEP occur when a participant’s employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The amounts shown in the tables below include compensation earned and deferred in prior years, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2008 Nonqualified Deferred Compensation

Deferred Compensation Plan

Name	Executive Contributions in Last Fiscal Year ($)	Bank Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Richard A. Dorfman	—	—	—	—	—

Steven J. Goldstein	—	—	—	—	—

Jill Spencer	101,250	—	(48,891)	—	151,599

W. Wesley McMullan	—	—	(61,423)	—	206,915

Kirk R. Malmberg	—	—	—	—	—

Notes:

(1)	Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.

Defined Contribution Benefit Equalization Plan (DC BEP)

Name	Executive Contributions in Last Fiscal Year ($)	Bank Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Richard A. Dorfman	30,450	30,450	(17,628)	—	58,250

Steven J. Goldstein	—	—	—	—	—

Jill Spencer	25,750	15,450	(45,667)	—	152,899

W. Wesley McMullan	14,160	14,160	(16,243)	—	111,691

Kirk R. Malmberg	51,175	17,058	(77,090)	—	194,417

Notes:

(1)	Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.

Potential Payments upon Termination or Change in Control

No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. Dorfman, none of the current executive officers has a severance agreement with the Bank.

For Mr. Dorfman, the board approved a severance arrangement providing that upon the Bank’s termination of Mr. Dorfman for any reason other than “cause,” or upon Mr. Dorfman’s termination of his employment for “good reason,” the Bank shall pay a total of the base salary in effect at the date of termination plus an amount equal to the amount that would have been payable pursuant to Mr. Dorfman’s short-term incentive compensation award for the year in which the date of termination occurs, payable at the time such incentive compensation awards are paid to other executives.

Under the Dorfman Agreement, “cause” is defined to include Mr. Dorfman’s willful failure to perform his duties; his willful engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; or his breach of fiduciary duty or breach of certain covenants in the Dorfman Agreement. In addition, the Dorfman Agreement defines “good reason” to include a material diminution in Mr. Dorfman’s base salary or in his authority, duties, or responsibilities, or the authority, duties, or responsibilities of the person to whom Mr. Dorfman reports; the Bank’s requiring Mr. Dorfman to be based at any office or location other than in Atlanta, Georgia; or a material breach of the Dorfman Agreement by the Bank.

The following table provides information about potential payments to Mr. Dorfman in the event his employment had terminated on December 31, 2008. He is not entitled to any 280G gross-up payments in the event of termination.

	Severance		Medical, Dental and Life Insurance Benefits($)	Pension Benefit Enhancements ($)(1)	Other Perquisites ($)	Total($)
	2008 Short- Term ICP Award ($)	Annual Base Salary($)
Richard A. Dorfman
Voluntary Resignation	0	0	0	0	0	0
Involuntary For Cause	0	0	0	0	0	0
Involuntary Without Cause	276,563	775,000	0	0	0	1,051,563
Voluntary For Good Reason	276,563	775,000	0	0	0	1,051,563

(1)	At December 31, 2008, Mr. Dorfman was not yet vested in benefits under the Bank’s Qualified Plan or Excess Plan.

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

•	Amounts accrued and vested through the Bank’s qualified and non-qualified defined contribution plans and amounts contributed and associated earnings under the Bank’s deferred compensation plan.

•	Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.

In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate. The actual amounts to be paid can be determined only at the time of such individual’s separation from the Bank.

Director Compensation

The FHLBank Act, as amended by the Housing Act, provides the each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, subject to approval by the Director of the Finance Agency. In accordance with the FHLBank Act, the Bank has adopted a policy governing the compensation and travel expense reimbursement provided to its directors. Under this policy, directors receive fees paid for attendance at each meeting of the board of directors, meeting of a committee of the board of directors, or certain official Bank-related events. These fees are subject to the annual caps established under the policy. Directors do not receive separate retainers.

Directors are reimbursed for reasonable Bank-related travel expenses associated with meeting attendance in accordance with Bank policy. Total expenses paid under that policy in 2008 were $671,720. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest.

During 2008, Scott C. Harvard, the chairman of the board of directors, received fees of between $2,000 per meeting day, for chairing a meeting of the board of directors, to $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $45,000. J. Thomas Johnson, the vice chairman of the board of directors, received fees of between $1,800 per meeting day, for attending meetings of the board of directors, to $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $45,000 in 2008. Other members of the board of directors received fees of between $1,500 per meeting day, for attending meetings of the board of directors, and $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $45,000 in 2008.

The following table sets forth the cash and other compensation paid by the Bank to the members of the board of directors for all services in all capacities during 2008.

Name	Fees Earned or Paid in Cash ($)	Total ($)
(a)	(b)	(h)
John M. Bond, Jr.	$35,639	$35,639
W. Russell Carothers, II	28,989	28,989
M. Joy Drass	34,200	34,200
William F. Easterlin, III	31,739	31,739
F. Gary Garczynski	35,789	35,789
Donna Goodrich[1]	19,300	19,300
Bedford Kyle Goodwin, III	31,389	31,389
William C. Handorf	34,539	34,539
Linwood Parker Harrell, Jr.	32,950	32,950
Scott C. Harvard	45,000	45,000
J. Thomas Johnson	45,000	45,000
Jonathan Kislak	32,639	32,639
LaSalle D. Leffall, III	34,639	34,639
Miriam Lopez	31,739	31,739
Henry Gary Pannell	32,339	32,339
Reid Pollard	4,000	4,000
Robert L. Strickland	36,189	36,189
Thomas H. Webber, III	34,639	34,639
Frederick Willetts, III	21,250	21,250

[1]	At the request of Ms. Goodrich, this amount was paid to a charity of her choosing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Bank is a cooperative whose members or former members own all of the outstanding capital stock of the Bank, and the members elect the directors of the Bank. The exclusive voting right of members is for the election of the Bank’s board of directors. A member is eligible to vote for the number of open member director seats in the state in which its principal place of business is located, and all members are eligible to vote for the number of open independent director seats. Membership is voluntary, and a member must give notice of its intent to withdraw from membership. A member that withdraws from membership may not acquire shares of any FHLBank before the end of the five-year period beginning on the date of the completion of its divestiture of Bank stock.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. Ownership of the Bank’s capital stock is concentrated within the financial services industry and is stratified across various institution types as noted in the following table.

Capital Stock Outstanding by Member Type

(In millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other (1)	Total
December 31, 2008	$4,508	$3,024	$816	$115	$44	$8,507
December 31, 2007	3,501	3,464	528	63	56	7,612
December 31, 2006	4,094	1,284	334	60	216	5,988
December 31, 2005	4,134	1,295	259	65	143	5,896
December 31, 2004	3,849	1,102	217	57	239	5,464

(1)	“Other” includes capital stock held by a member that has merged or otherwise been consolidated into a nonmember and the resulting institution is not a member of the Bank.

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of the date indicated.

Member Institutions Holding Five Percent or More of Outstanding Capital Stock

As of February 20, 2009

(Dollar amount in millions)

Name and Address	Capital Stock	Percent of Total Capital Stock
Branch Banking and Trust Company	478.8	6.0
200 W 2nd Street
Winston Salem, NC 27104

Regions Bank	420.2	5.3
1900 Fifth Avenue North
Birmingham, AL 35203

In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corporation, parent of Countrywide Bank, FSB, the Bank’s largest borrower. In February 2009, Countrywide Bank FSB relocated its principal place of business to Colorado, which action resulted in its termination of membership pursuant to the Bank’s Capital Plan. As of February 20, 2009, Countrywide Bank, FSB held $1,847.5 million in capital stock, equaling 23.2 percent of total capital stock as of that date. Bank of America Corporation has stated that it intends to convert Countrywide Bank, FSB into a national bank and merge it into Bank of America, NA, a member of the Bank, in April 2009.

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table lists these institutions.

Capital Stock Outstanding to Member Institutions whose

Officers or Directors Serve as a Director of the Bank

As of February 20, 2009

(Dollar amount in millions)

Member Name	Capital Stock	Percent of Total Capital Stock
Branch Banking and Trust Company, Winston Salem, NC	$478.8	6.0
Bank of the Commonwealth, Norfolk, VA	7.3	*
First Community Bank, N.A., Lexington, SC	5.6	*
The Columbia Bank, Columbia, MD	5.6	*
Queensborough National Bank & Trust Company, Louisville, GA	4.0	*
The Citizens Bank of Winfield, Winfield, AL	3.0	*
Shore Bank, Onley, VA	2.8	*
First Financial Bank, Bessemer, AL	2.4	*
TransAtlantic Bank Miami, FL	2.2	*
IDB-IIC Federal Credit Union, Washington, D.C.	1.5	*

*	Less than 0.1 percent

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite to transacting any business with the Bank. The Bank’s member directors, which comprise a majority of the Bank’s board of directors, are officers or directors of member institutions. As a result, all members and most directors would be classified as related parties, as defined by securities law and SEC regulations. In the ordinary course of its business, the Bank transacts business with each of the members that has an officer or director serving as a director of the Bank. All such transactions:

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

The aggregate fees billed to the Bank by PricewaterhouseCoopers, LLP (“PwC”) the Bank’s independent registered public accounting firm, are set forth in the following table for each of the years ended December 31, 2008 and 2007 (in thousands).

	For the Years Ended December 31,
	2008	2007
Audit fees	$764	$610
Audit-related fees	106	62
All other fees	32	14

Total fees	$902	$686

Audit fees for the years ended December 31, 2008 and 2007 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.

Audit-related fees for the years ended December 31, 2008 and 2007 were for assurance and related services primarily related to the adoption of accounting standards and interpretations and services related to the Bank’s 401k Savings Plan.

All other fees for the years ended December 31, 2008 and 2007 relate to non audit-related advisory service, PwC’s attendance at FHLBanks’ Accounting Conferences and the annual license for PwC’s accounting research software.

The Bank’s Audit Committee has adopted the Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee sees necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2008 and 2007
Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Statements of Capital Accounts for the Years Ended December 31, 2008, 2007 and 2006
Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta

10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2009 revision)

10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision) (3)

10.3	Form of Officer and Director Indemnification Agreement (1)

10.4	Federal Home Loan Bank of Atlanta 2009 Directors’ Compensation Policy

10.5	Agreement and Release of All Claims, dated February 20, 2007, between the Bank and Raymond R. Christman (5)

10.6	Amended and Restated Consulting Agreement, dated April 26, 2007, between the Federal Home Loan Bank of Atlanta and PEAC Ventures, Inc. (6)

10.7	Employment Agreement, dated June 13, 2007, between the Bank and Richard A. Dorfman (7)

10.8	Amended and Restated Services Agreement, dated November 14, 2008, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein

10.9	Federal Home Loan Bank of Atlanta Short-Term Incentive Compensation Plans (4)

10.10	Federal Home Loan Bank of Atlanta Executive Long-Term Incentive Plan (1)

10.11	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (8)

10.12	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (9)

12.1	Statement regarding computation of ratios of earnings to fixed charges

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

99.1	Audit Committee Report +

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on January 29, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(3)	Filed on January 16, 2009 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(4)	Filed on March 30, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(5)	Filed on May 17, 2007 with the Securities and Exchange Commission in the Bank’s Form 8-K/A and incorporated herein by reference
(6)	Filed on May 10, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-Q and incorporated herein by reference.
(7)	Filed on June 27, 2006 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(8)	Filed on August 13, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-Q and incorporated herein by reference.
(9)	Filed on September 9, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: March 30, 2009	By	/s/ RICHARD A. DORFMAN
	Name:	Richard A. Dorfman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	By	/s/ RICHARD A. DORFMAN
	Name:	Richard A. Dorfman
	Title:	President and Chief Executive Officer

Date: March 30, 2009	By	/s/ STEVEN J. GOLDSTEIN
	Name:	Steven J. Goldstein
	Title:	Executive Vice President and Chief Financial Officer

Date: March 30, 2009	By	/s/ J. DANIEL COUNCE
	Name:	J. Daniel Counce
	Title:	First Vice President and Controller

Date: March 30, 2009	By	/s/ SCOTT C. HARVARD
	Name:	Scott C. Harvard
	Title:	Chairman of the Board of Directors

Date: March 30, 2009	By	/s/ J. THOMAS JOHNSON
	Name:	J. Thomas Johnson
	Title:	Vice Chairman of the Board of Directors

Date: March 30, 2009	By	/s/ JOHN M. BOND, JR.
	Name:	John M. Bond, Jr.
	Title:	Director

Date: March 30, 2009	By	/s/ W. RUSSELL CAROTHERS, II
	Name:	W. Russell Carothers, II
	Title:	Director

Date: March 30, 2009	By	/s/ WILLIAM F. EASTERLIN, III
	Name:	William F. Easterlin, III
	Title:	Director

Date: March 30, 2009	By	/s/ F. GARY GARCZYNSKI
	Name:	F. Gary Garczynski
	Title:	Director

Date: March 30, 2009	By	/s/ DONNA GOODRICH
	Name:	Donna Goodrich
	Title:	Director

S-1

Date: March 30, 2009	By	/s/ BEDFORD KYLE GOODWIN III
	Name:	Bedford Kyle Goodwin III
	Title:	Director

Date: March 30, 2009	By	/s/ WILLIAM C. HANDORF
	Name:	William C. Handorf
	Title:	Director

Date: March 30, 2009	By	/s/ LINWOOD PARKER HARRELL
	Name:	Linwood Parker Harrell
	Title:	Director

Date: March 30, 2009	By	/s/ JONATHAN KISLAK
	Name:	Jonathan Kislak
	Title:	Director

Date: March 30, 2009	By	/s/ LASALLE D. LEFFALL, III
	Name:	LaSalle D. Leffall, III
	Title:	Director

Date: March 30, 2009	By	/s/ MIRIAM LOPEZ
	Name:	Miriam Lopez
	Title:	Director

Date: March 30, 2009	By	/s/ HENRY GARY PANNELL
	Name:	Henry Gary Pannell
	Title:	Director

Date: March 30, 2009	By	/s/ ROBERT STRICKLAND
	Name:	Robert Strickland
	Title:	Director

Date: March 30, 2009	By	/s/ THOMAS H. WEBBER, III
	Name:	Thomas H. Webber, III
	Title:	Director

Date: March 30, 2009	By	/S/ EDWARD J. WOODARD, JR.
	Name:	Edward J. Woodard, Jr.
	Title:	Director

S-2