Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Atlanta
filed 2009-05-15
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2009, was 81,559,263.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$7,834	$27,841
Deposits with other FHLBanks	2,774	2,888
Federal funds sold	11,745,000	10,769,000
Trading securities (includes $611,123 and $1,104,434 pledged as collateral as of March 31, 2009 and December 31, 2008, respectively, that may be repledged and includes other FHLBanks’ bonds of $165,781 and $300,135 as of March 31, 2009 and December 31, 2008, respectively)	3,999,784	4,485,929
Available-for-sale securities	1,604,521	—
Held-to-maturity securities, net (fair value of $17,294,325 and $19,593,615 as of March 31, 2009 and December 31, 2008, respectively)	20,016,118	23,118,123
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $877 and $856 as of March 31, 2009 and December 31, 2008, respectively	3,080,017	3,251,074
Advances, net	148,090,215	165,855,546
Accrued interest receivable	643,261	775,083
Premises and equipment, net	28,670	29,383
Derivative assets	49,489	91,406
Other assets	177,012	158,067

TOTAL ASSETS	$189,444,695	$208,564,340

LIABILITIES
Interest-bearing deposits	$4,896,209	$3,572,709
Consolidated obligations, net:
Discount notes	49,522,799	55,194,777
Bonds	124,780,238	138,181,334

Total consolidated obligations, net	174,303,037	193,376,111

Mandatorily redeemable capital stock	1,900,684	44,428
Accrued interest payable	1,044,462	1,039,002
Affordable Housing Program	131,728	139,300
Derivative liabilities	1,067,555	1,413,792
Other liabilities	86,010	86,062

Total liabilities	183,429,685	199,671,404

Commitments and contingencies (Note 14)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15,361 and 14,671 March 31, 2009 and December 31, 2008, respectively	1,536,058	1,467,092
Subclass B2 issued and outstanding shares: 46,531 and 69,959 as of March 31, 2009 and December 31, 2008, respectively	4,653,151	6,995,903

Total capital stock Class B putable	6,189,209	8,462,995
Retained earnings	611,899	434,883
Accumulated other comprehensive loss	(786,098)	(4,942)

Total capital	6,015,010	8,892,936

TOTAL LIABILITIES AND CAPITAL	$189,444,695	$208,564,340

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Advances	$432,111	$1,476,035
Prepayment fees on advances, net	2,612	952
Interest-bearing deposits	2,553	16,521
Federal funds sold	8,312	78,372
Trading securities	53,821	67,733
Held-to-maturity securities	275,455	274,078
Mortgage loans held for portfolio	42,450	46,827
Loans to other FHLBanks	1	29

Total interest income	817,315	1,960,547

INTEREST EXPENSE
Consolidated obligations:
Discount notes	163,447	270,931
Bonds	614,940	1,433,406
Deposits	1,480	47,807
Loans from other FHLBanks	3	12
Mandatorily redeemable capital stock	1,723	585
Other borrowings	—	90

Total interest expense	781,593	1,752,831

NET INTEREST INCOME	35,722	207,716
Provision for credit losses on mortgage loans held for portfolio	21	155

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	35,701	207,561

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(698,138)	—
Portion of impairment losses recognized in other comprehensive loss	609,270	—

Net impairment losses recognized in earnings	(88,868)	—

Service fees	607	672
Net (losses) gains on trading securities	(33,631)	106,588
Net gains (losses) on derivatives and hedging activities	112,292	(129,042)
Other	(445)	(138)

Total other loss	(10,045)	(21,920)

OTHER EXPENSE
Compensation and benefits	15,963	16,278
Other operating expenses	8,348	7,320
Finance Agency	1,528	1,705
Office of Finance	1,382	1,158
Other	291	354

Total other expense	27,512	26,815

(LOSS) INCOME BEFORE ASSESSMENTS	(1,856)	158,826

Affordable Housing Program	24	13,025
REFCORP	(376)	29,160

Total assessments	(352)	42,185

NET (LOSS) INCOME	$(1,504)	$116,641

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

Issuance of capital stock	14,587	1,458,689	—	—	1,458,689

Repurchase/redemption of capital stock	(10,455)	(1,045,461)	—	—	(1,045,461)

Net shares reclassified to mandatorily redeemable capital stock	(80)	(8,047)	—	—	(8,047)

Comprehensive income:

Net income	—	—	116,641	—	116,641

Other comprehensive income	—	—	—	13	13

Total comprehensive income	—	—	—	—	116,654

Cash dividends on capital stock	—	—	(114,439)	—	(114,439)

BALANCE, MARCH 31, 2008	79,612	$7,961,197	$470,981	$(2,546)	$8,429,632

BALANCE, DECEMBER 31, 2008	84,630	$8,462,995	$434,883	$(4,942)	$8,892,936

Cumulative effect of adjustment to opening balance relating to FSP FAS 115-2 and FAS 124-2	—	—	178,520	(178,520)	—

Issuance of capital stock	6,548	654,766	—	—	654,766

Repurchase/redemption of capital stock	(10,618)	(1,061,776)	—	—	(1,061,776)

Net shares reclassified to mandatorily redeemable capital stock	(18,668)	(1,866,776)	—	—	(1,866,776)

Comprehensive loss:

Net loss	—	—	(1,504)	—	(1,504)

Other comprehensive loss	—	—	—	(602,636)	(602,636)

Total comprehensive loss	—	—	—	—	(604,140)

BALANCE, MARCH 31, 2009	61,892	$6,189,209	$611,899	$(786,098)	$6,015,010

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(1,504)	$116,641
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	14,051	105,950
Net premiums and discounts on investments	(3,842)	(2,956)
Net premiums and discounts on mortgage loans	(259)	1,030
Concessions on consolidated obligations	10,146	15,188
Net deferred loss on derivatives	85	77
Premises and equipment	727	707
Capitalized software	1,280	1,242
Other	(1,123)	(3,558)
Provision for credit losses on mortgage loans held for the portfolio	21	155
Loss due to change in net fair value adjustment on derivative and hedging activities	37,032	101,772
Fair value adjustment on trading securities	59,663	(106,588)
Net impairment losses recognized in earnings	88,868	—
Net change in:
Accrued interest receivable	131,751	99,414
Other assets	(20,083)	(5,157)
Affordable Housing Program liability	(8,077)	3,841
Accrued interest payable	5,462	(173,064)
Payable to REFCORP	—	(1,660)
Other liabilities	38	(3,559)

Total adjustments	315,740	32,834

Net cash provided by operating activities	314,236	149,475

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	848,627	(1,724,194)
Federal funds sold	(976,000)	5,967,000
Deposits with other FHLBanks	114	132
Trading Securities:
Proceeds from sales	300,000	—
Proceeds from maturities	128,000	250,000
Purchases	—	(761,888)
Held-to-maturity securities:
Net change in short-term	—	325,000
Proceeds	1,035,606	739,568
Purchases	(227,361)	(2,839,012)
Advances:
Proceeds from principal collected	37,080,205	51,833,079
Made	(20,677,653)	(57,977,477)
Mortgage loans held for portfolio:
Proceeds from principal collected	171,298	117,146
Purchases	—	(106,452)
Capital expenditures:
Purchase of premises and equipment	(81)	(11)
Purchase of software	(815)	(310)

Net cash provided by (used in) investing activities	17,681,940	(4,177,419)

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2009	2008
FINANCING ACTIVITIES
Net change in deposits	1,324,231	929,931
Net (payments) proceeds from derivatives containing a financing element	(198,932)	11,888
Proceeds from issuance of consolidated obligations:
Discount notes	54,715,730	87,750,483
Bonds	23,034,338	39,337,594
Bonds transferred from other FHLBanks	351,386	—
Payments for debt issuance costs	(9,494)	(11,774)
Payments for maturing and retiring consolidated obligations:
Discount notes	(60,346,262)	(85,407,896)
Bonds	(36,469,650)	(38,854,725)
Proceeds from issuance of capital stock	654,766	1,458,689
Payments for repurchase/redemption of capital stock	(1,061,776)	(1,045,461)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(10,520)	(26,704)
Cash dividends paid	—	(113,928)

Net cash (used in) provided by financing activities	(18,016,183)	4,028,097

Net (decrease) increase in cash and cash equivalents	(20,007)	153

Cash and cash equivalents at beginning of the period	27,841	18,927

Cash and cash equivalents at end of the period	$7,834	$19,080

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$622,580	$1,641,747

AHP assessments paid, net	$7,596	$8,658

REFCORP assessments paid	$2,699	$30,820

Noncash investing and financing activities:
Dividends declared but not paid	$—	$114,439

Net shares reclassified to mandatorily redeemable capital stock	$1,866,776	$8,047

Securities acquired with accrued liabilities	$—	$911,162

Transfer of held-to-maturity securities to available-for-sale securities	$1,604,521	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2009, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in the Bank’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2009 (“Form 10-K”).

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries them at fair value. The Bank records changes in the fair value of these investments in other income (loss) as “Net (losses) gains on trading securities,” along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position.

The Bank classifies certain securities as available-for-sale and carries these securities at their estimated fair value. Unrealized gains and losses are reflected as an element of accumulated other comprehensive loss in the Statements of Capital. The Bank intends to hold its available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

The Bank carries at cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the level-yield method.

In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered to be inconsistent with its original classification. At March 31, 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to an available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The objective of the transfer was to recognize management’s intent to hold these securities for an indefinite period of time, but that management may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

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

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and amount of the unrealized loss; and any credit enhancements or insurance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment. As a result of the security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated by analyzing the performance of the security. At-risk securities are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

If, as a result of the projected cash flow analysis, the present value of the expected cash flows is less than the amortized cost basis, an impairment is considered to be other than temporary. The amount of the other-than-temporary impairment loss is separated into two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in other income (loss). If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive loss.

If the Bank determines that an other-than-temporary impairment exists, the Bank accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment loss at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security.

A description of the Bank’s other significant accounting policies are included in Note 1 to the 2008 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of March 31, 2009, except as disclosed above.

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

The effects of the above reclassifications on the Bank’s prior year financial statements were as follows (in thousands):

	Statement of Income
	Three Months Ended March 31, 2008
	As Originally Reported	Certificates of Deposit Adjustment	As Adjusted
Interest Income:
Interest-bearing deposits	$22,067	$(5,546)	$16,521
Held-to-maturity securities	268,532	5,546	274,078

	Statement of Cash Flows
	Three Months Ended March 31, 2008
	As Originally Reported	Certificates of Deposit Adjustment	As Adjusted
Investing Activities:
Net change in interest-bearing deposits	$(1,399,194)	$(325,000)	$(1,724,194)
Held-to-maturity securities:
Net change in short-term	—	325,000	325,000

Note 2—Recently Issued and Adopted Accounting Standards and Interpretations and Change in Accounting Principle

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), issued in March 2008, required enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Bank adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 by the Bank had no material effect on its financial condition or results of operations. The adoption of SFAS 161 resulted in increased financial statement disclosures.

FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), was issued in April 2009. FSP FAS 157-4 is intended to provide application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS 157. FSP FAS 157-4 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The Bank adopted FSP FAS 157-4 as of January 1, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition or results of operations.

FSP FAS 115-2 and FAS 124-2 was issued in April 2009. FSP FAS 115-2 and FAS 124-2 is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement.

In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment losses recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 and FAS 124-2 is effective and is to be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before the anticipated recovery of its amortized cost basis.

The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the $178.5 million cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2 as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS
107-1 and APB 28-1”), was issued in April 2009. FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 107-1 and APB 28-1 is permitted only if an election also is made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of FSP FAS 107-1 and APB 28-1 resulted in increased financial statement disclosures.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of March 31, 2009	As of December 31, 2008
Government-sponsored enterprises debt obligations	$3,819,734	$4,171,725
Other FHLBanks’ bonds	165,781	300,135
State or local housing agency obligations	14,269	14,069

Total	$3,999,784	$4,485,929

Net (losses) gains on trading securities for the quarter ended March 31, 2009 and 2008 included net unrealized holding (losses) gains of $(31.1) million and $104.2 million, respectively.

Other Federal Home Loan Banks’ (“FHLBanks”) Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of March 31, 2009	As of December 31, 2008
Other FHLBanks’ bonds:
FHLBank Dallas	$81,182	$82,300
FHLBank Chicago	84,599	89,128

	165,781	171,428
FHLBank TAP Program*	—	128,707

Total	$165,781	$300,135

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Available-for-sale Securities

At March 31, 2009, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to an available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The amortized cost basis of the securities prior to transfer was $2.4 billion. This amortized cost basis reflects the impact of the credit loss related to the other-than-temporary impairment loss. The carrying value established by the transfer was $1.6 billion, which represents the fair value of the securities at the time of transfer.

Major Security Types. Available-for-sale securities were as follows (in thousands):

	As of March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed Securities:
Private label	$2,386,459	$—	$781,938	$1,604,521

Total	$2,386,459	$—	$781,938	$1,604,521

A summary of available-for sale MBS issued by members or affiliates of members follows (in thousands):

	As of March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$239,807	$—	$81,779	$158,028

Total	$239,807	$—	$81,779	$158,028

The following table summarizes the available-for-sale securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	20	$1,604,521	$781,938	20	$1,604,521	$781,938

Total	—	$—	$—	20	$1,604,521	$781,938	20	$1,604,521	$781,938

The amortized cost of the Bank’s MBS classified as available-for-sale includes no premiums or discounts as of March 31, 2009.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of March 31, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$93,659	$3,128	$231	$96,556	$101,105	$3,605	$—	$104,710
Mortgage-backed securities:
U.S. agency obligations- guaranteed	37,509	494	44	37,959	38,545	260	367	38,438
Government-sponsored enterprises	6,976,736	207,511	9,636	7,174,611	7,060,082	117,494	3,467	7,174,109
Private label	12,908,214	1,080	2,924,095	9,985,199	15,918,391	6,246	3,648,279	12,276,358

Total	$20,016,118	$212,213	$2,934,006	$17,294,325	$23,118,123	$127,605	$3,652,113	$19,593,615

A summary of held-to-maturity MBS issued by members or affiliates of members follows (in thousands):

	As of March 31, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial
Corporation, Calabasas,
CA	$—	$—	$—	$—	$4,675,435	$6,062	$1,195,018	$3,486,479
Bank of America Corporation,
Charlotte, NC	1,719,625	110	351,812	1,367,923	2,060,873	—	488,315	1,572,558

Total	$1,719,625	$110	$351,812	$1,367,923	$6,736,308	$6,062	$1,683,333	$5,059,037

The following tables summarize the held-to-maturity securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
State or local housing agency obligations	1	$14,514	$231	—	$—	$—	1	$14,514	$231
Mortgage-backed securities:
U.S. agency obligations, guaranteed	—	—	—	1	1,619	44	1	1,619	44
Government-sponsored enterprises	5	619,553	9,058	1	52,003	578	6	671,556	9,636
Private label	13	355,983	46,154	207	9,481,740	2,877,941	220	9,837,723	2,924,095

Total	19	$990,050	$55,443	209	$9,535,362	$2,878,563	228	$10,525,412	$2,934,006

	As of December 31, 2008
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations, guaranteed	32	$25,580	$367	—	$—	$—	32	$25,580	$367
Government-sponsored enterprises	4	557,822	3,467	—	—	—	4	557,822	3,467
Private label	93	4,635,936	1,647,200	150	7,371,486	2,001,079	243	12,007,422	3,648,279

Total	129	$5,219,338	$1,651,034	150	$7,371,486	$2,001,079	279	$12,590,824	$3,652,113

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2009		As of December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$2,460	$2,497	$1,705	$1,721
Due after one year through five years	64,085	66,432	71,465	74,197
Due after 10 years	27,114	27,627	27,935	28,792

	93,659	96,556	101,105	104,710
Mortgage-backed securities	19,922,459	17,197,769	23,017,018	19,488,905

Total	$20,016,118	$17,294,325	$23,118,123	$19,593,615

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $57.8 million and $145.7 million as of March 31, 2009 and December 31, 2008, respectively.

Note 6—Other-than-temporary Impairment

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

The Bank had a total of 20 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $781.9 million as of March 31, 2009. The Bank had a total of 228 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $2.9 billion as of March 31, 2009. As of December 31, 2008, the Bank had a total of 279 securities in an unrealized loss position, with total gross unrealized losses of $3.7 billion. As of March 31, 2009, approximately 99.7 percent of the gross unrealized losses relate to the Bank’s private label MBS portfolio. The remaining portion relates to U.S. agency MBS and government-sponsored enterprises MBS.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2009.

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. These securities are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity. If the present value of the expected cash flows of a particular security is less than the security’s amortized cost basis, the security is considered to be other-than temporarily impaired.

Based on the Bank’s impairment analysis as of March 31, 2009, the Bank recognized an other-than-temporary impairment loss of $698.1 million related to 20 private-label MBS in its held-to-maturity securities portfolio. The credit related portion of $88.9 million of this other-than-temporary impairment loss is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit related portion of $609.3 million of the other-than-temporary impairment loss is reflected as a portion of other comprehensive loss. No other-than-temporary impairment loss was recognized during the quarter ended March 31, 2008.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for the three months ended March 31, 2009 (in thousands):

Beginning balance of credit losses previously recognized in earnings	$4,886
Amount related to credit loss for securities which an other-than-temporary impairment was not previously recognized	73,900
Amount related to credit loss for securities which an other-than-temporary impairment was previously recognized	14,968

Ending balance of cumulative credit losses recognized in earnings	$93,754

The remainder of the Bank’s private-label MBS that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to recover the cost basis of the securities, the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of March 31, 2009	As of December 31, 2008
Year of contractual maturity:
Overdrawn demand deposit accounts	$2,192	$550
Due in one year or less	34,961,736	39,739,223
Due after one year through two years	31,469,206	34,187,680
Due after two years through three years	18,758,905	23,761,810
Due after three years through four years	16,536,667	17,692,714
Due after four years through five years	8,559,899	10,566,914
Due after five years	29,578,252	30,320,265

Total par value	139,866,857	156,269,156
Discount on AHP advances	(13,795)	(14,028)
Discount on EDGE* advances	(12,982)	(13,253)
SFAS 133 hedging adjustments	8,254,641	9,617,925
Deferred commitment fees	(4,506)	(4,254)

Total	$148,090,215	$165,855,546

*	The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of March 31, 2009
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$2,192
Due or convertible in one year or less	54,792,431
Due or convertible after one year through two years	32,409,356
Due or convertible after two years through three years	17,581,555
Due or convertible after three years through four years	13,575,872
Due or convertible after four years through five years	7,792,749
Due or convertible after five years	13,712,702

Total par value	$139,866,857

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management, as of March 31, 2009 and December 31, 2008, respectively. No advance was past due as of March 31, 2009 or December 31, 2008.

The Bank’s potential credit risk from advances is concentrated in commercial banks, saving institutions and credit unions and further concentrated in certain larger borrowing relationships. As of March 31, 2009 and December 31, 2008, the concentration of the Bank’s advances was $93.9 billion and $102.7 billion, respectively, to 10 borrowers, and this represented 67.2 percent and 65.7 percent of total advances.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of March 31, 2009	As of December 31, 2008
Par value of advances:
Fixed-rate	$116,583,628	$127,322,930
Variable-rate	23,283,229	28,946,226

Total	$139,866,857	$156,269,156

Note 8—Consolidated Obligations

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

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of March 31, 2009	As of December 31, 2008
Par value of consolidated bonds:
Fixed-rate	$95,419,780	$101,202,430
Simple variable-rate	23,787,000	28,004,900
Step	3,083,000	6,023,000
Variable-rate capped floater	20,000	100,000
Fixed-rate that converts to variable-rate	—	15,000
Variable-rate that converts to fixed-rate	225,000	225,000
Zero-coupon	93,060	168,060

Total	$122,627,840	$135,738,390

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of March 31, 2009		As of December 31, 2008
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$63,644,575	2.29	$73,667,975	2.63
Due after one year through two years	23,694,750	2.65	22,242,000	3.40
Due after two years through three years	7,370,250	3.59	8,245,900	3.90
Due after three years through four years	7,182,515	4.00	5,402,015	4.57
Due after four years through five years	9,204,250	4.12	13,548,750	4.13
Due after five years	11,531,500	5.12	12,631,750	5.13

Total par value	122,627,840	2.94	135,738,390	3.30
Premiums	118,053		100,767
Discounts	(69,602)		(109,228)
SFAS 133 hedging adjustments	2,104,591		2,452,134
Deferred net losses on terminated hedges	(644)		(729)

Total	$124,780,238		$138,181,334

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of March 31, 2009	As of December 31, 2008
Par value of consolidated bonds:
Noncallable	$97,765,340	$92,597,640
Callable	24,862,500	43,140,750

Total	$122,627,840	$135,738,390

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of March 31, 2009
Year of contractual maturity or next call date:
Due or callable in one year or less	$76,234,075
Due or callable after one year through two years	23,677,250
Due or callable after two years through three years	4,459,250
Due or callable after three years through four years	3,951,515
Due or callable after four years through five years	5,034,250
Due or callable after five years	9,271,500

Total par value	$122,627,840

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Average Interest Rate (%)
As of March 31, 2009	$49,522,799	$49,651,495	1.14

As of December 31, 2008	$55,194,777	$55,393,564	1.73

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (“Finance Agency”) regulatory capital rules and requirements, as shown in the following table (dollar amounts in thousands):

	As of March 31, 2009		As of December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$5,998,973	$8,701,792	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	4.59%	4.00%	4.29%
Total regulatory capital*	$7,577,788	$8,701,792	$8,342,574	$8,942,306
Leverage ratio	5.00%	6.89%	5.00%	6.43%
Leverage capital	$9,472,235	$13,052,688	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $1.9 billion and $44.4 million in mandatorily redeemable capital stock at March 31, 2009 and December 31, 2008, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the number of stockholders and the activity in mandatorily redeemable capital stock (dollar amounts in thousands):

	Three Months Ended March 31,
	2009		2008
	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of period	13	$44,428	11	$55,538
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	9	1,865,473	1	8,615
Withdrawal	3	1,138	—	—
Other redemptions	2	165	—	—
Repurchase/redemption of mandatorily redeemable capital stock	(6)	(10,520)	—	(26,704)
Capital stock no longer subject to redemption due to a a nonmember becoming a member	—	—	(1)	(568)

Balance, end of period	21	$1,900,684	11	$36,881

The Bank reclassified $1.8 billion in capital stock held by Countrywide Bank, FSB, (“Countrywide”) from capital to mandatorily redeemable capital stock upon termination of its membership with the Bank during the first quarter of 2009. Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, NA, a member of the Bank, on April 27, 2009. Upon the merger, all Countrywide mandatorily redeemable capital stock became Bank of America, NA, capital stock under the Bank’s Capital Plan.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands).

	As of March 31, 2009	As of December 31, 2008
Contractual year of redemption:
Due in one year or less	$158	$3,764
Due after one year through two years	293	3,578
Due after two years through three years	3,781	3,831
Due after three years through four years	9,409	8,948
Due after four years through five years	1,808,176	2,700
Due after five years	78,867	21,607

Total	$1,900,684	$44,428

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding. During 2008, it was the Bank’s practice, if, as a result of a member’s activity no longer remaining outstanding, a member’s activity-based stock became excess capital stock, the Bank would, in general, promptly repurchase the member’s excess stock, subject to certain limitations and thresholds in the Bank’s capital plan. During the first quarter of 2009, the Bank notified members of an increase in the excess stock threshold amount from $100 thousand to $2.5 billion and changed from the automatic daily repurchase of excess stock to a quarterly evaluation process.

Note 10—Accumulated Other Comprehensive (Loss) Income

Components comprising other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Benefit plans:
Amortization of net loss	$212	$175
Amortization of net prior service credit	(162)	(175)
Amortization of net transition obligation	10	13

Benefit plans, net	60	13

Change in unrealized losses on available-for-sale securities	5,852	—
Noncredit portion of other-than-temporary impairment losses:
Noncredit portion of other-than-temporary impairment losses	(609,270)	—
Reclassification adjustment of noncredit portion included in net income	722	—

Noncredit portion of other-than-temporary impairment losses, net	(608,548)	—

Other comprehensive (loss) income	$(602,636)	$13

Components comprising accumulated other comprehensive (loss) income were as follows (in thousands):

	Benefit Plans	Unrealized Losses on Available-for-sale Securities	Noncredit Other-Than-Temporary- Impairment Losses	Total
Balance at December 31, 2008	$(4,942)	$—	$—	$(4,942)
Cumulative effect adjustment to opening balance relating
to adoption of FSP FAS 115-2 and FAS 124-2	—	—	(178,520)	(178,520)
Net change during the period	60	5,852	(608,548)	(602,636)
Reclassification of noncredit other-than-temporary impairment losses to unrealized losses on available-for-sale securities	—	(787,068)	787,068	—

Balance at March 31, 2009	$(4,882)	$(781,216)	$—	$(786,098)

Note 11—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2009	2008	2009	2008
Net periodic benefit cost
Service cost	$142	$125	$77	$75
Interest cost	174	138	104	100
Amortization of net transition obligation	—	—	10	13
Amortization of prior service credit	(11)	(25)	(151)	(150)
Amortization of net loss	151	100	61	75

Net periodic benefit cost	$456	$338	$101	$113

Note 12—Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources which finance these assets.

The Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may only use derivatives to reduce funding costs for consolidated obligations and to manage its interest-rate risk, mortgage prepayment risk and foreign currency risk positions. Derivatives are an integral part of the Bank’s financial management strategy.

The most common ways in which the Bank use derivatives are to:

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;
•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;
•

preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., mortgage assets);
•	protect the value of existing asset or liability positions;
•	manage embedded options in assets and liabilities; and
•	as part of its overall asset/liability management.

Types of Derivatives

The Bank’s risk management policy establishes guidelines for its use of derivatives. The Bank may enter into interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts and forward contracts (collectively derivatives) to manage its exposure to changes in interest rates. The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

One strategy the Bank uses to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives, are reasonably matched with respect to the expected maturities or repricing of the assets and liabilities. The Bank may also use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, mortgage loans, MBS, and consolidated obligations) to achieve risk management objectives.

The Bank uses either derivative strategies or embedded options in its funding to minimize hedging costs. Swaps, swaptions, caps and floors are used to manage interest rate exposure.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate received by the Bank in most interest-rate swap agreements is London Interbank Offered Rate (“LIBOR”).

Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. The Bank purchases both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest-Rate Caps and Floors. In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In a floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or “floor”) price. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of March 31, 2009 and December 31, 2008, there were no outstanding consolidated obligations denominated in foreign currencies.

Application of Derivatives

General. The Bank may use these derivatives to, in effect, adjust the maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a SFAS 133 non-qualifying hedge for purposes of asset/liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (SFAS 133 non-qualifying hedge).

Types of Assets and Liabilities Hedged

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition, or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that it uses in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. In addition, the Bank requires collateral on derivatives at specified levels correlated to counterparty credit ratings. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are treated as fair-value hedges under SFAS 133. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.

Advances. The Bank offers a variety of advance structures to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance.

Mortgage Assets. The Bank has invested in fixed-rate mortgage assets. The prepayment options embedded in mortgage assets may result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. Finance Agency regulation limits this source of interest-rate risk by restricting the types of mortgage assets the Bank may own to those with limited average life changes under certain interest-rate shock scenarios and by establishing limitations on duration of equity and change in market value of equity. The Bank manages prepayment and duration risk by funding some mortgage assets with consolidated obligations that have call features. In addition, the Bank may use derivatives to manage the prepayment and duration variability of mortgage assets. Net income could be reduced if the Bank replaces the mortgages with lower-yielding assets and if the Bank’s higher funding costs are not reduced concomitantly.

The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may use derivatives to match the expected prepayment characteristics of the mortgages.

Options (interest-rate caps, interest-rate floors and/or options) may also be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The options are marked-to-market through current-period earnings and presented in the Statements of Income as “Net gains (losses) on derivatives and hedging activities.” The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid SFAS 133 non-qualifying hedges against the prepayment risk of the loans, they do not receive either fair-value or cash-flow hedge accounting.

The Bank analyzes the duration, convexity, and earnings risk of the mortgage portfolio on a regular basis under various rate scenarios.

Firm Commitment Strategies. In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”), certain mortgage purchase commitments are considered derivatives. Mortgage purchase commitments are recorded on the balance sheet at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

The Bank also may enter into a fair value hedge of a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be rolled into the basis of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance using the level-yield method.

Investments. The Bank invests in U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risks associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features, or by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as trading, available-for-sale or held-to-maturity.

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (SFAS 133 non-qualifying hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in “Other Income (Loss)” in the Statements of Income and presented as part of the “Net (losses) gains on trading securities” and “Net gains (losses) on derivatives and hedging activities.”

The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of March 31, 2009.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of March 31, 2009, the Bank has not sold or repledged any such collateral.

As of March 31, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $120.0 million and $117.7 million, respectively. These totals include $32.9 million and $12.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $70.5 million and $69.7 million as of March 31, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at March 31, 2009 was $6.5 billion for which the Bank has posted collateral of $6.1 billion in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $160.0 million of collateral (at fair value) to its derivatives counterparties at March 31, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 14 discusses assets pledged by the Bank to these counterparties.

Intermediation. To assist its members in meeting their hedging needs, the Bank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which the Bank is an intermediary may arise when the Bank: (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments, or consolidated obligations.

Total notional principal of derivatives for the Bank as an intermediary was $2.4 billion and $2.5 billion at March 31, 2009 and December 31, 2008, respectively.

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The following table summarizes fair value of derivative instruments without effect of netting arrangements or collateral as of March 31, 2009 (in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	As of March 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in SFAS 133 hedging relationships under SFAS 133:
Interest rate swaps	$197,907,608	$2,576,057	$(8,424,956)

Total derivatives in SFAS 133 hedging relationships	197,907,608	2,576,057	(8,424,956)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	26,654,428	120,764	(756,238)
Interest rate caps or floors	4,450,000	68,394	(21,463)

Total derivatives not designated as hedging instruments under SFAS 133	31,104,428	189,158	(777,701)

Total derivatives before netting and collateral adjustments	$229,012,036	2,765,215	(9,202,657)

Netting adjustments		(2,645,238)	2,645,238
Cash collateral and related accrued interest		(70,488)	5,489,864

Total collateral and netting adjustments *		(2,715,726)	8,135,102

Derivative assets and derivative liabilities		$49,489	$(1,067,555)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income (in thousands).

Three Months Ended March 31, 2009
Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities
Derivatives and hedged items in SFAS 133 fair value hedging relationships:

Interest rate swaps	$100,170

Total net gain related to fair value hedge ineffectiveness	100,170

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges
Interest rate swaps	10,851
Interest rate caps or floors	1,422
Interest rate futures/forwards	(146)
Intermediary transactions
Interest rate swaps	(10)
Interest rate caps or floors	5

Total net gain related to derivatives not designated as hedging instruments under SFAS 133	12,122

Net gains on derivatives and hedging activities	$112,292

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the quarter ended March 31, 2009 (in thousands).

	Three Months Ended March 31, 2009
Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$1,246,493	$(1,162,788)	$83,705	$(766,650)
Consolidated Obligations:
Bonds	(309,040)	328,054	19,014	365,389
Discount notes	(25,815)	23,266	(2,549)	7,110

Total	$911,638	$(811,468)	$100,170	$(394,151)

*	The net interest income on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 13—Estimated Fair Values

The Bank records trading securities, available-for-sale securities and derivative assets and liabilities at fair value. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

SFAS No.157, Fair Value Measurements (“SFAS 157”), establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2009, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2009, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of March 31, 2009, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of March 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total

Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,819,734	$—	$—	$3,819,734
Other FHLBanks’ bonds	—	165,781	—	—	165,781
State or local housing agency obligations	—	14,269	—	—	14,269
Available-for-sale:
Private-label MBS	—	—	1,604,521	—	1,604,521
Derivative assets	—	2,765,215	—	(2,715,726)	49,489

Total assets at fair value	$—	$6,764,999	$1,604,521	$(2,715,726)	$5,653,794

Liabilities
Derivative liabilities	$—	$(9,202,657)	$—	$8,135,102	$(1,067,555)

Total liabilities at fair value	$—	$(9,202,657)	$—	$8,135,102	$(1,067,555)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total

Assets
Trading securities	$—	$4,485,929	$—	$—	$4,485,929
Derivative assets	—	2,813,328	—	(2,721,922)	91,406

Total assets at fair value	$—	$7,299,257	$—	$(2,721,922)	$4,577,335

Liabilities
Derivative liabilities	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

Total liabilities at fair value	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 (in thousands):

Quarter Ended March 31, 2009
Balance, beginning of the period	$—
Private-label MBS available-for-sale	1,604,521

Balance, end of the period	$1,604,521

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

Private-label MBS. The fair value of the Bank’s private-label MBS is determined by reference to prices from third-party broker/dealers or pricing services and by a discounted cash flow approach. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude that the prices received from pricing services, which were derived from the third-party’s proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Due to the reduced market activity for the Bank’s private-label MBS, the Bank also determined prices for certain securities using a discounted cash flow approach. This discounted cash flow model used cash flows adjusted for credit factors calculated by a third-party model and discounted at a rate incorporating interest-rate and market liquidity factors. Other significant inputs include loan default rates, prepayment speeds, and loss severity rates. Due to the unobservable nature of the inputs, the discounted cash flow model is classified as Level 3.

The Bank evaluated the reasonableness of the two above Level 3 indicators of prices for its private-label MBS and determined that multiple inputs from different pricing sources would collectively provide the best evidence of fair value as of March 31, 2009. Generally, the Bank used prices obtained from multiple third-party pricing services to determine the fair value of its private-label MBS. When the Bank was unable to obtain a sufficient number of prices from third-party vendors (generally less than two third-party prices), the Bank utilized prices determined by a discounted cash flow model to determine the fair value of the private-label MBS.

Agency MBS and Other Held-to-maturity Securities. The estimated fair value of agency MBS and other held-to-maturity securities is determined based on market-based prices received from a third party pricing service, excluding accrued interest. The prices received from third-party pricing services are generally non-binding. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. In obtaining such valuation information from third parties, the Bank generally evaluates the prices for reasonableness in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of March 31, 2009 and December 31, 2008. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between it and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities in the Statements of Condition at March 31, 2009 and December 31, 2008.

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

Consolidated obligations. The Bank calculates the fair value of consolidated obligation bonds and discount notes by using the present value of future cash flows using a cost of funds as the discount rate. The cost of funds discount curves are based primarily on the market observable LIBOR and to some extent on the Office of Finance cost of funds curve, which is also market observable.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

The carrying values and estimated fair values of the Bank’s financial instruments as of March 31, 2009 were as follows (in thousands):

2009 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$7,834	$—	$7,834
Deposits with other FHLBanks	2,774	—	2,774
Federal funds sold	11,745,000	—	11,745,000
Trading securities	3,999,784	—	3,999,784
Available-for-sale securities	1,604,521	—	1,604,521
Held-to-maturity securities	20,016,118	(2,721,793)	17,294,325
Mortgage loans held for portfolio, net	3,080,017	128,138	3,208,155
Advances, net	148,090,215	(348,794)	147,741,421
Accrued interest receivable	643,261	—	643,261
Derivative assets	49,489	—	49,489

Liabilities:
Deposits	(4,896,209)	285	(4,895,924)
Consolidated obligations, net:
Discount notes	(49,522,799)	(102,741)	(49,625,540)
Bonds	(124,780,238)	(410,536)	(125,190,774)
Mandatorily redeemable capital stock	(1,900,684)	—	(1,900,684)
Accrued interest payable	(1,044,462)	—	(1,044,462)
Derivative liabilities	(1,067,555)	—	(1,067,555)

The carrying values and estimated fair values of the Bank’s financial instruments as of December 31, 2008 were as follows (in thousands):

2008 FAIR VALUE SUMMARY TABLE

Financial Instruments	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$27,841	$—	$27,841
Deposits with other FHLBanks	2,888	—	2,888
Federal funds sold	10,769,000	(237)	10,768,763
Trading securities	4,485,929	—	4,485,929
Held-to-maturity securities	23,118,123	(3,524,508)	19,593,615
Mortgage loans held for portfolio, net	3,251,074	97,301	3,348,375
Advances, net	165,855,546	(82,588)	165,772,958
Accrued interest receivable	775,083	—	775,083
Derivative assets	91,406	—	91,406

Liabilities:
Deposits	(3,572,709)	234	(3,572,475)
Consolidated obligations, net:
Discount notes	(55,194,777)	(170,909)	(55,365,686)
Bonds	(138,181,334)	(559,571)	(138,740,905)
Mandatorily redeemable capital stock	(44,428)	—	(44,428)
Accrued interest payable	(1,039,002)	—	(1,039,002)
Derivative liabilities	(1,413,792)	—	(1,413,792)

Note 14—Commitments and Contingencies

As described in Note 8, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $963.1 billion and $1.1 trillion as of March 31, 2009 and December 31, 2008, respectively, exclusive of the outstanding consolidated obligations for which the Bank is the primary obligor.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“Housing Act”). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 31, 2009, the Bank has provided the U.S. Treasury with a listing of collateral amounting to $14.0 billion, which provides for maximum borrowings of $12.1 billion. The amount of collateral available can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009 the Bank has not drawn on this available source of liquidity.

The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2009	As of December 31, 2008
Outstanding notional (in thousands)	$ 11,083,110	$ 10,231,656
Original terms	Less than three months to 15 years	Less than three months to 15 years
Final expiration year	2024	2023

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $36.4 million and $35.0 million as of March 31, 2009 and December 31, 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS 149.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2009 and December 31, 2008, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $611.1 million and $1.1 billion, respectively, which can be sold or repledged by those counterparties.

At March 31, 2009, the Bank had committed to the issuance of $3.2 billion (par value) in consolidated obligation bonds, of which $2.7 billion were hedged with associated interest rate swaps, and $930.8 million (par value) in consolidated obligation discount notes, of which $374.1 million were hedged associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $3.0 billion (par value) in consolidated obligation bonds of which $2.8 million were hedged with associated interest rate swaps, and $100.2 million (par value) in consolidated obligation discount notes of which $99.2 million were hedged with associated interest rate swaps that had traded but not yet settled.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 15—Transactions with Members and their Affiliates and with Housing Associates

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, no member institutions were considered a related party as of March 31, 2009.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the quarters ended March 31, 2009 and 2008. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2008.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also makes grants and subsidized advances under the Affordable Housing Program (“AHP”), and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (“COs”) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank delivers competitively-priced credit to help its members meet the credit needs of their communities while historically paying members a competitive dividend.

Financial Condition

As of March 31, 2009, total assets were $189.4 billion, a decrease of $19.1 billion, or 9.17 percent, from December 31, 2008. This decrease was due primarily to a $17.8 billion, or 10.7 percent, decrease in advances during the first quarter of 2009. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due to maturing advances, decreased demand for advances by the Bank’s members and government programs that provide members with alternative sources of funding.

As of March 31, 2009, total liabilities were $183.4 billion, a decrease of $16.2 billion, or 8.13 percent, from December 31, 2008. This decrease was due primarily to a $19.1 billion, or 9.86 percent, decrease in COs during the first quarter of 2009. The decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during the period. The decrease in COs was offset partially by a $1.9 billion increase in mandatorily redeemable capital stock, as discussed below, and a $1.3 billion increase in interest-bearing deposits during the period.

As of March 31, 2009, total capital was $6.0 billion, a decrease of $2.9 billion, or 32.4 percent, from December 31, 2008. This decrease was due primarily to a $2.3 billion, or 26.9 percent, decrease in the Bank’s capital stock during the first quarter of 2009. In July 2008, Bank of America Corporation completed its acquisition of Countrywide Financial Corporation, parent of Countrywide, the Bank’s largest borrower. During the first quarter of 2009, Countrywide relocated its principal place of business to Colorado, which action resulted in its termination of membership pursuant to the Bank’s Capital Plan. Upon termination of membership, its capital stock was reclassified to mandatorily redeemable capital stock in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. Countrywide held $1.8 billion in capital stock as of the termination date. Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, National Association, a member of the Bank, on April 27, 2009. Upon the merger, all Countrywide mandatorily redeemable capital stock became Bank of America, National Association capital stock under the Bank’s Capital Plan. The Bank’s retained earnings were $611.9 million as of March 31, 2009, an increase of $177.0 million, or 40.7 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase), and other comprehensive loss (increase) as of the date of adoption, and the recording of $609.3 million related to the noncredit portion of other-than-temporary impairment losses in other comprehensive loss.

Results of Operations

The Bank recorded a net loss of $1.5 million for the first quarter of 2009, a decrease of $118.1 million, or 101.3 percent, from net income of $116.6 million for the first quarter of 2008. The decrease in net income during the period was due to a $172.0 million decrease in net interest income and the recording of net impairment losses recognized in earnings of $88.9 million, offset by a $101.1 million net gain on derivatives and hedging activities and trading securities and a $42.5 million decrease in total assessments.

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

The Bank’s annualized return on equity (“ROE”) was a negative 0.08 percent for the first quarter of 2009, compared to a positive 5.72 percent for the first quarter of 2008. ROE spread to three-month average LIBOR decreased between the periods, equaling negative 1.32 percent for the first quarter of 2009 as compared to positive 2.43 percent for the first quarter of 2008. The decrease in this spread was due primarily to a $118.1 million decrease in net income during the period, resulting in a decrease in ROE and ROE spread to three-month average LIBOR.

The Bank’s interest rate spread decreased by 24 basis points between the first quarter of 2008 and the first quarter of 2009. The decrease in interest rate spread during the period was due to significantly lower rates/yields on advances than the corresponding liabilities. A primary factor for the lower yields on advances was the write-off of SFAS 133 related basis adjustment on prepaid advances.

Credit Risk and Capital Management

As a result of recent market conditions, delinquency and foreclosure rates have increased significantly nationwide. Additionally, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders of foreclosed real estate. These trends may continue throughout 2009 and into the foreseeable future. The uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of MBS. During the first quarter of 2009, the Bank recorded net impairment losses recognized in earnings of $88.9 million related to private-label MBS in the Bank’s held-to-maturity securities portfolio. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record additional material other-than-temporary impairment losses in future periods, which could affect the Bank’s earnings, retained earnings and total capital.

According to the Federal Deposit Insurance Corporation (the “FDIC”), during the first quarter of 2009, 21 FDIC-insured institutions were closed and the FDIC was named receiver, compared to two institutions that were closed during the first quarter of 2008. Seven of the FDIC-insured institutions that were closed during the first quarter of 2009 were members of the Bank. Additionally, a state-chartered life insurance company member was placed under the receivership for rehabilitation of its state regulator, a status similar to an FDIC conservatorship. All outstanding advances to the seven institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC. As of March 31, 2009, all advances to the institution under receivership for rehabilitation continued to be outstanding and interest payments were being made in accordance with their terms, pending resolution of the receivership for rehabilitation. There has been no material effect to the Bank’s financial condition or results of operations as a result of these closures or of the receivership for rehabilitation.

At the time of their closure or receivership for rehabilitation, these eight institutions were assigned a credit risk rating of 10 by the Bank (10 being the greatest amount of credit risk). As of March 31, 2009, 68 borrowers were assigned a credit risk rating of 10 by the Bank, compared to 50 at December 31, 2008. As of April 30, 2009, 95 borrowers Bank members were assigned a credit risk rating of 10 by the Bank. Credit risk ratings are assigned and updated based in part on financial information available only on a trailing basis. If a material number of the Bank’s members were to fail, it could have a material negative effect on the Bank’s financial condition and results of operations.

The Bank has never experienced a credit loss on an advance. The Federal Home Loan Bank Act of 1932, as amended (“FHLBank Act”) affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests.

On March 25, 2009, the Bank announced that it would not pay a dividend for the fourth quarter of 2008, reflecting a conservative financial management approach in light of continued volatility in the financial markets. The Bank further announced that due to the ongoing uncertainty in financial markets, the Bank would no longer provide dividend guidance prior to the end of each quarter. The Bank expects to make any dividend determination after the end of each quarter and after quarterly results are known. As of May 8, 2009, the Bank has not announced a dividend determination for the first quarter of 2009. Given the continued volatility in the financial markets and the conservative financial management approach in light of these conditions, future dividends, if any, may continue to be affected, which may adversely affect member demand for advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s earnings and results of operations.

On February 27, 2009 the Bank announced certain capital management changes that the Bank believes will facilitate capital management. These changes included an increase in the Subclass B1 membership stock requirement cap from $25 million to $26 million and a change in the process for evaluating and approving excess activity-based stock repurchases from a daily to a quarterly review cycle. While the Bank took these steps to manage capital until markets improve, these changes could affect demand for member advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s earnings and results of operations.

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

Advance Demand

On November 21, 2008, the FDIC adopted the final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”), which was announced on October 14, 2008. The TLGP is a program pursuant to which the FDIC guarantees new senior unsecured debt issued prior to October 31, 2009 by domestic banks and thrift institutions. This program has affected, and may continue to affect, member demand for advances, by providing members with alternative sources of funding. On March 17, 2009, the FDIC announced that in order to gradually phase out the program, it would impose a surcharge on debt issued on or after April 1, 2009 with a maturity of one year or more.

On February 27, 2009, the FDIC approved a final rule to raise an insured institution’s base assessment rate based upon its ratio of secured liabilities to domestic deposits. Under the rule, an institution’s ratio of secured liabilities to domestic deposits (if greater than 25 percent) would increase its assessment rate, but the resulting base assessment rate after any such increase could be no more than 50 percent greater than it was before the adjustment. The rule became effective on April 1, 2009. Because all of the Bank’s advances are secured liabilities, the rule may affect member demand for advances.

While advance demand increased significantly during the year ended December 31, 2008 as a result of the general illiquidity of markets, outstanding advances decreased during the first quarter of 2009 and the Bank expects that outstanding advances will continue to decrease during 2009 in light of maturing advances, prepayments as a result of member closures, an anticipated reduced need for funding by the Bank’s members and the government programs discussed above. Further, to the extent that the Bank does not pay dividends or pays dividends at less than historical spreads, such action may affect adversely member demand for advances.

Debt Issuance

On October 7, 2008, federal bank and thrift regulatory agencies announced that they would request public comment on proposed regulatory action to lower the risk weight for select obligations of Fannie Mae and Freddie Mac from 20 percent to 10 percent (the “Risk Weighting Proposal”). The agencies also requested comment on whether to reduce the risk weight for FHLBank debt in the same manner. This regulation, if adopted without a corresponding change in the risk weight for FHLBank debt, could result in higher investor demand for Fannie Mae and Freddie Mac debt securities relative to similar FHLBank debt securities.

To the extent that the FHLBanks’ cost of funds increase, member institutions, in turn, experience higher costs for advance borrowings. The continued inability of the Bank to issue long-term debt at attractive pricing could have a material adverse effect on the Bank’s results of operations, although the Bank expects that its funding needs in 2009 will be less than its funding needs in 2008 due to its anticipated decrease in advance demand. However, to the extent that the Bank’s cost of funds or liquidity is affected negatively for an extended period of time, the Bank’s business and ability to offer advances could be materially adversely affected.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of March 31, 2009		As of December 31, 2008		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$148,090,215	78.17	$165,855,546	79.52	$(17,765,331)	(10.71)
Long-term investments	25,620,423	13.52	27,604,052	13.24	(1,983,629)	(7.19)
Federal funds sold	11,745,000	6.20	10,769,000	5.16	976,000	9.06
Mortgage loans, net	3,080,017	1.63	3,251,074	1.56	(171,057)	(5.26)
Deposits with other FHLBanks	2,774	—	2,888	0.00	(114)	(3.95)
Other assets	906,266	0.48	1,081,780	0.52	(175,514)	(16.22)

Total assets	$189,444,695	100.00	$208,564,340	100.00	$(19,119,645)	(9.17)

Consolidated obligations, net:
Bonds	$124,780,238	68.03	$138,181,334	69.20	$(13,401,096)	(9.70)
Discount notes	49,522,799	27.00	55,194,777	27.64	(5,671,978)	(10.28)
Deposits	4,896,209	2.67	3,572,709	1.79	1,323,500	37.04
Other liabilities	4,230,439	2.30	2,722,584	1.37	1,507,855	55.38

Total liabilities	$183,429,685	100.00	$199,671,404	100.00	$(16,241,719)	(8.13)

Capital stock	$6,189,209	102.90	$8,462,995	95.17	$(2,273,786)	(26.87)
Retained earnings	611,899	10.17	434,883	4.89	177,016	40.70
Accumulated other comprehensive loss	(786,098)	(13.07)	(4,942)	(0.06)	(781,156)	(15,806.48)

Total capital	$6,015,010	100.00	$8,892,936	100.00	$(2,877,926)	(32.36)

Advances

Advances were $148.1 billion at March 31, 2009, a decrease of $17.8 billion, or 10.7 percent, from December 31, 2008. This decrease was due to maturing advances, prepayments as a result of member failures, decreased demand for advances by the Bank’s members, and government programs that provide members with alternative sources of funding. At March 31, 2009, 83.4 percent of the Bank’s advances were fixed-rate and the majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollar amounts in billions):

	Advances to 10 Largest Borrowing Institutions	Percent of Total Advances Outstanding (%)
March 31, 2009	$93.9	67.2
December 31, 2008	102.7	65.7

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

The Bank’s short-term investments consist of overnight federal funds and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

	As of March 31, 2009	As of December 31, 2008	Increase/ (Decrease)
			Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2,774	$2,888	$(114)	(3.95)
Federal funds sold	11,745,000	10,769,000	976,000	9.06

Total short-term investments	$11,747,774	$10,771,888	$975,886	9.06

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$3,819,734	$4,171,725	$(351,991)	(8.44)
Other FHLBanks’ bonds	165,781	300,135	(134,354)	(44.76)
State or local housing agency obligations	14,269	14,069	200	1.42
Available-for-sale securities:
Mortgage-backed securities:
Private label	1,604,521	—	1,604,521	—
Held-to-maturity securities:
State or local housing agency obligations	93,659	101,105	(7,446)	(7.36)
Mortgage-backed securities:
U.S. agency obligations-guaranteed	37,509	38,545	(1,036)	(2.69)
Government-sponsored enterprises	6,976,736	7,060,082	(83,346)	(1.18)
Private label	12,908,214	15,918,391	(3,010,177)	(18.91)

Total long-term investments	$25,620,423	$27,604,052	$(1,983,629)	(7.19)

Short-term investments were $11.7 billion at March 31, 2009, an increase of $975.9 million, or 9.06 percent, from December 31, 2008. The increase in short-term investments was due to the increase in overnight federal funds during the first quarter of 2009 to increase the Bank’s liquidity position.

Long-term investments were $25.6 billion at March 31, 2009, a decrease of $2.0 billion, or 7.19 percent, from December 31, 2008. The decrease in long-term investments was due primarily to principal repayments and maturities and the Bank’s continuing decline in its purchase of MBS during the first quarter of 2009. In addition, the Bank recorded total other-than-temporary impairment losses of $698.1 million related to its private-label MBS during the first quarter of 2009.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent or, in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. In light of current market conditions, the Bank attempts to maintain this ratio at 250 percent to 275 percent to help to maximize and stabilize earnings. These investments amounted to 272 percent and 258 percent of total capital plus mandatorily redeemable capital stock at March 31, 2009 and December 31, 2008, respectively.

The Bank had a total of 20 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $781.9 million as of March 31, 2009. The Bank had a total of 228 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $2.9 billion as of March 31, 2009. As of December 31, 2008, the Bank had a total of 279 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $3.7 billion. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, for the period ending March 31, 2009, the Bank identified 57 individual securities believed to be at risk for other-than-temporary impairment. These securities are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain economic environment assumptions, such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds, while factoring in underlying collateral and credit enhancement.

On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank with guidance related to the Bank’s process for determining other-than-temporary impairment loss and the Bank’s adoption of FSP FAS 115-2 and FAS 124-2, with respect to the Bank’s held-to-maturity portfolio. The stated goal of the guidance is to promote consistency among all the FHLBanks in making such determinations, based on the understanding that investors in the consolidated obligations of the FHLBanks can better understand and utilize the information in the combined financial reports if such information is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks intended to early adopt FSP FAS 115-2 and FAS 124-2, the Finance Agency is requiring each FHLBank to early adopt FSP FAS 115-2 and FAS 124-2 and to follow certain guidelines for determining other-than-temporary impairment loss for the first quarter of 2009.

The Finance Agency guidance also requires that the Federal Home Loan Bank of San Francisco (“FHLBank San Francisco”) provide the other FHLBanks with assumptions to be used by each FHLBank for purposes of producing cash flow analysis used in analyzing credit losses and determining other-than-temporary impairment loss. The guidance also requires each FHLBank to conduct its other-than-temporary impairment loss analysis utilizing a specified third party risk model and a specified third party loan performance data source. An FHLBank that does not have access to the required risk model and loan performance data sources is required to engage FHLBank San Francisco or, with prior notice to the Finance Agency, another FHLBank with access to the required risk model and loan performance data sources, to perform the cash flow analysis underlying its other-than-temporary impairment loss determination. After notice to the Finance Agency, the Bank entered into a service agreement with the Federal Home Loan Bank of Dallas (“FHLBank Dallas”), pursuant to which FHLBank Dallas performed the cash flow analysis for the Bank for the period ending March 31, 2009, in accordance with the Finance Agency guidance discussed above.

FHLBanks that hold common securities are required to consult with one another to ensure that any decision that a commonly held security is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks. FHLBank San Francisco performed the cash flow analysis for the Bank for the period ending March 31, 2009, with respect to such commonly-owned securities in accordance with the Finance Agency guidance described above.

Based on the impairment analysis described above, the Bank recognized an other-than-temporary impairment loss of $698.1 million related to 20 private-label MBS in its held-to-maturity securities portfolio for the quarter ended March 31, 2009. The total amount of other-than-temporary impairment is calculated as the difference between the security’s current carrying value and its fair value. The credit related portion of $88.9 million of this other-than-temporary impairment loss is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $609.3 million is reflected as a component of other comprehensive loss. The remainder of the Bank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $3.1 billion at March 31, 2009, a decrease of $171.1 million, or 5.26 percent, from December 31, 2008. The decrease in mortgage loans held was due to the maturity of these assets during the first quarter of 2009. In 2006, the Bank ceased purchasing assets under the Affordable Multifamily Participation Program, and in 2008 the Bank ceased purchasing assets under the Mortgage Partnership Finance® Program (“MPF® Program”). Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”).

As of March 31, 2009 and December 31, 2008, the Bank’s mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 92.0 percent of the $189.4 billion in total assets at March 31, 2009, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2008.

Consolidated obligation bonds were $124.8 billion at March 31, 2009, a decrease of $13.4 billion, or 9.70 percent, from December 31, 2008. Consolidated obligation discount notes were $49.5 billion at March 31, 2009, a decrease of $5.7 billion, or 10.3 percent, from December 31, 2008. The decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during the first quarter of 2009. Consolidated obligation bonds outstanding at March 31, 2009 and December 31, 2008 were primarily fixed-rate debt. However, the Bank often enters into derivatives simultaneously with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $122.6 billion of consolidated obligation bonds outstanding as of March 31, 2009, $78.9 billion, or 64.3 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was $92.7 billion, or 68.3 percent, of the par value of consolidated obligation bonds.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $4.9 billion as of March 31, 2009, compared to $3.6 billion as of December 31, 2008.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2009.

Other Liabilities

Other liabilities were $4.2 billion at March 31, 2009, an increase of $1.5 billion, or 55.4 percent, from December 31, 2008. This increase was due primarily to the reclassification of $1.8 billion in capital stock held by Countrywide from capital to mandatorily redeemable capital stock upon termination of its membership with the Bank during the first quarter of 2009. This increase was offset partially by a $346.2 million decrease in derivative liabilities due to the interaction of interest rates on associated derivatives.

Capital and Retained Earnings

Total capital was $6.0 billion at March 31, 2009, a decrease of $2.9 billion, or 32.4 percent, from December 31, 2008. The decrease was due primarily to the reclassification of $1.8 billion in capital stock held by Countrywide, as discussed above, and total other-than-temporary impairment losses of $698.1 million on the Bank’s private-label MBS.

The Bank’s retained earnings were $611.9 million as of March 31, 2009, an increase of $177.0 million, or 40.7 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and other comprehensive loss (increase) as of the date of adoption, and the recording of $609.3 million related to the noncredit portion of other-than-temporary impairment losses in other comprehensive loss as of the date of adoption.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of March 31, 2009		As of December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$5,998,973	$8,701,792	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	4.59%	4.00%	4.29%
Total regulatory capital*	$7,577,788	$8,701,792	$8,342,574	$8,942,306
Leverage ratio	5.00%	6.89%	5.00%	6.43%
Leverage capital	$9,472,235	$13,052,688	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $1.9 billion and $44.4 million in mandatorily redeemable capital stock at March 31, 2009 and December 31, 2008, respectively.

As required by the Housing Act, effective on January 30, 2009, the Director of the Finance Agency issued an interim final rule that established criteria based on the amount and type of capital held by a FHLBank for four capital classifications as follows:

•	Adequately Capitalized - FHLBank meets both risk-based and minimum capital requirements
•	Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements
•	Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements
•	Critically Undercapitalized - FHLBank total capital is two percent or less of total assets

The regulation also requested comment on whether to establish a fifth classification, “Well Capitalized”, and generally defined this as meeting 110 percent of the adequately capitalized classification.

Under the regulation, the Director will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. As of May 8, 2009, the Bank had not received notice from the Director regarding the Bank’s capital classification.

As of March 31, 2009, the Bank had capital stock subject to mandatory redemption from 21 members and former members, consisting of B2 activity-based stock, compared to 13 members and former members as of December 31, 2008. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. During 2008, if activity-based stock became excess stock as a result of an activity no longer remaining outstanding, the Bank generally repurchased the excess activity-based stock if the dollar amount of excess stock exceeded the threshold specified by the Bank, which in 2008 was $100 thousand. As of March 31, 2009 and December 31, 2008, the Bank’s activity-based stock included $265.3 million and $13.2 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members. On February 27, 2009, the Bank notified members of an increase in the excess stock threshold amount to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the first quarter of 2009 and 2008, and provides information regarding the changes during the periods (dollar amounts in thousands):

	Quarters Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease) %
	2009	2008

Net interest income	$35,722	$207,716	$(171,994)	(82.80)

Other income (loss)	(10,045)	(21,920)	11,875	54.17

Other expense	27,512	26,815	697	2.60

Total assessments	(352)	42,185	(42,537)	(100.83)

Net (loss) income	(1,504)	116,641	(118,145)	(101.29)

The Bank recorded a net loss of $1.5 million for the first quarter of 2009, a decrease of $118.1 million from net income of $116.6 million for the first quarter of 2008. The decrease in net income during the period was due to a $172.0 million decrease in net interest income and the recording of net impairment losses recognized in earnings of $88.9 million, offset by a $101.1 million net gain on derivatives and hedging activities and trading securities and a $42.5 million decrease in total assessments

Net Interest Income

Net interest income was $35.7 million for the first quarter of 2009, a decrease of $172.0 million, or 82.8 percent, from the first quarter of 2008. The decline in net interest income resulted from holding larger balances at lower earning interest rates on short-term investments for liquidity purposes, rates on interest-earning assets falling by a greater amount than interest-bearing liabilities, and by write-offs of large SFAS 133 related basis adjustments against interest income on prepaid advances.

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

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2009 and 2008 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under SFAS 133, the net interest income/expense associated with the derivative is included in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under SFAS 133 (“SFAS 133 non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest rate spread. There are also numerous amortizations associated with SFAS 133 basis adjustments that are reflected in net interest income, which affect interest rate spread. As noted in the tables below, interest rate spread was negative five basis points for the first quarter of 2009, representing a 24 basis point drop from the first quarter of 2008. The spread is negative even though the Bank has positive net interest income due to a significantly higher average balance of interest-earning assets compared to interest-bearing liabilities that offsets the fact that interest income is greater than interest expense. The higher average asset balance creates a lower yield on average interest-earning assets than the cost of average interest-bearing liabilities.

The decrease in interest rate spread for the first quarter of 2009 compared to the first quarter 2008 is due to the reduction in net interest income as discussed above.

Spread and Yield Analysis

	Quarters Ended March 31,
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$15,832,640	$8,312	0.21	$8,877,177	$78,372	3.55
Interest-bearing deposits (1)	5,407,686	2,553	0.19	2,051,488	16,521	3.24
Certificate of deposits	—	—	—	534,341	5,546	4.17
Long-term investments (2)	26,774,071	329,276	4.99	26,372,264	336,265	5.13
Advances	155,402,475	434,723	1.13	146,496,926	1,476,987	4.05
Mortgage loans held for portfolio (3)	3,181,172	42,450	5.41	3,531,715	46,827	5.33
Loans to other FHLBanks	1,389	1	0.29	4,066	29	2.87

Total interest-earning assets	206,599,433	817,315	1.60	187,867,977	1,960,547	4.20

Allowance for credit losses on mortgage loans	(864)			(951)
Other assets	2,407,852			2,899,971

Total assets	$209,006,421			$190,766,997

Liabilities and Capital
Demand and overnight deposits	$4,344,815	1,448	0.14	$6,083,542	47,606	3.15
Other interest-bearing deposits (4)	66,519	32	0.20	25,822	201	3.13
Short-term borrowings	53,135,598	163,450	1.25	29,573,606	271,033	3.69
Long-term debt	134,059,800	614,940	1.86	140,209,909	1,433,406	4.11
Other borrowings	600,580	1,723	1.16	39,238	585	6.00

Total interest-bearing liabilities	192,207,312	781,593	1.65	175,932,117	1,752,831	4.01

Noninterest-bearing deposits	—			20,600
Other liabilities	8,808,890			6,608,264
Total capital	7,990,219			8,206,016

Total liabilities and capital	$209,006,421			$190,766,997

Net interest income and net yield on interest-earning assets		$35,722	0.07		$207,716	0.44

Interest rate spread			(0.05)			0.19

Average interest-earning assets to interest-bearing liabilities			107.49			106.78

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the first quarter of 2009, compared to the first quarter of 2008, was primarily related to interest rates.

Volume and Rate Table*

	Quarters Ended March 31,
	2009 vs. 2008
	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$35,159	$(105,219)	$(70,060)
Interest-bearing deposits	10,878	(24,846)	(13,968)
Certificate of deposits	(2,773)	(2,773)	(5,546)
Long-term investments	5,069	(12,058)	(6,989)
Advances	84,752	(1,127,016)	(1,042,264)
Mortgage loans held for portfolio	(4,676)	299	(4,377)
Loans to other FHLBanks	(11)	(17)	(28)

Total	128,398	(1,271,630)	(1,143,232)

Increase (decrease) in interest expense:
Demand and overnight deposits	(10,611)	(35,547)	(46,158)
Other interest-bearing deposits	130	(299)	(169)
Short-term borrowings	137,711	(245,294)	(107,583)
Long-term debt	(60,320)	(758,146)	(818,466)
Other borrowings	1,972	(834)	1,138

Total	68,882	(1,040,120)	(971,238)

Increase (decrease) in net interest income	$59,516	$(231,510)	$(171,994)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

The table below outlines the overall effect of hedging activities on net interest income and other income (loss) related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Quarter Ended March 31,
	2009	2008
Net interest income	$35,722	$207,716

Interest components of hedging activities included in net interest income:
Hedging advances	$(766,650)	$(96,683)
Hedging consolidated obligations	372,500	121,115
Hedging related amortization	(159,130)	(2,980)

Net (decrease) increase in net interest income	$(553,280)	$21,452

Interest components of derivative activity included in other income (loss):
Purchased options	$9,006	$1,550
Synthetic macro funding	(10,968)	(5,690)
Trading securities	(33,321)	(14,258)
Other	14	23

Net decrease in other income (loss)	$(35,269)	$(18,375)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net (losses) gains on trading securities and net gains (losses) on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	Quarters Ended March 31,		Increase (Decrease)
	2009	2008
Other Income (Loss):

Net impairment losses recognized in earnings	$(88,868)	$—	$(88,868)

Service fees	607	672	(65)

Net (losses) gains on trading securities	(33,631)	106,588	(140,219)

Net gains (losses) on derivatives and hedging activities	112,292	(129,042)	241,334

Other	(445)	(138)	(307)

Total other loss	$(10,045)	$(21,920)	$11,875

The overall changes in other loss for the first quarter of 2009 compared to the first quarter of 2008, was caused primarily by the Bank recording net impairment losses recognized in earnings of $88.9 million related to the Bank’s private-label MBS and adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 during the first quarter of 2009 and 2008 was offset by market-value changes in the related derivatives.

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of SFAS 133 non-qualifying hedges in the net gains (losses) on derivatives and hedging activities classification. The following table details each of the components of net gains (losses) on derivatives and hedging activities (in thousands):

Net Gains (Losses) on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
Quarters Ended March 31, 2009
Interest-related	$—	$(1,962)	$(33,321)	$—	$—	$—	$14	$(35,269)

SFAS 133 qualifying fair value hedges	83,705	—	—	—	19,014	(2,549)	—	100,170

SFAS 133 non-qualifying hedges	—	4,800	42,610	—	—	—	(19)	47,391

Total gains (losses)	$83,705	$2,838	$9,289	$—	$19,014	$(2,549)	$(5)	$112,292

Quarters Ended March 31, 2008
Interest-related	$—	$(4,139)	$(14,258)	$—	$—	$—	$23	$(18,374)

SFAS 133 qualifying fair value hedges	12,190	—	—	—	(6,925)	(446)	—	4,819

SFAS 133 non-qualifying hedges	—	15,209	(130,941)	92	—	—	153	(115,487)

Total gains (losses)	$12,190	$11,070	$(145,199)	$92	$(6,925)	$(446)	$176	$(129,042)

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Non-interest Expense

Non-interest expense during the first quarter of 2009 decreased $41.8 million, or 60.6 percent, compared to the first quarter of 2008. This decrease was due to a $42.5 million decrease in total assessment, due to a decrease in income during the period, offset partially by a $713 thousand increase in total operating expenses.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. At times during the first quarter of 2009, the Bank did not meet its 90-day debt service goal due to an increased reliance on consolidated obligation discount notes and other short-term debt because of their attractive pricing and the lack of availability of long-term debt.

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

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which carry government-sponsored enterprise (“GSE”) status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks have experienced a decrease in investor demand for consolidated obligation bonds since mid- July 2008, and this decrease in demand has intensified, particularly with respect to long-term COs, since September 2008. However, during this time, the Bank has increased its issuance of short-term discount notes as an alternative source of funding.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The maximum borrowings under the Lending Agreement are subject to the federal debt ceiling limits and are based upon eligible collateral. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 31, 2009, the Bank has provided the U.S. Treasury with a listing of advance collateral amounting to $14.0 billion, which provides for maximum borrowings of $12.1 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, the Bank has not drawn on this available source of liquidity.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at March 31, 2009 or December 31, 2008. As of March 31, 2009, the FHLBanks had $1.1 trillion in aggregate par value of consolidated obligations issued and outstanding, $172.3 billion of which was attributable to the Bank.

As of March 31, 2009, the Bank had outstanding standby letters of credit of approximately $11.1 billion with original terms of less than three months to 15 years, with the longest final expiration in 2024. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of March 31, 2009.

Contractual Obligations

As of March 31, 2009, there has not been a material change in the Bank’s contractual obligations reported in the Bank’s Form 10-K.

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

The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in categories nine and 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollar amounts in thousands).

	As of March 31, 2009		As of December 31, 2008
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	160	$13,506,604	207	$7,786,864
5-7	363	44,466,587	436	70,081,172
8	148	65,037,161	134	22,064,197
9	156	7,499,003	101	46,662,050
10	68	7,645,204	50	7,612,959

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30.0 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. Prior to 2009, credit limits in excess of 30.0 percent required approval of the Bank’s Credit and Collateral Committee. Beginning in 2009, the board of directors, or a relevant committee thereof, is required to approve credit limits in excess of 30.0 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)

As of March 31, 2009	$139,866,857	$258,431,211	59.5	15.9	24.6

As of December 31, 2008	156,269,156	272,879,687	58.2	14.9	26.9

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2009.

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

Consistent with its practice with respect to members, the Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s Risk Management Policy (“RMP”) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $11.4 billion at December 31, 2008 to $12.3 billion as of March 31, 2009. As of March 31, 2009 the Bank had unsecured credit exposure to four non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank did not have any unsecured credit exposure to any counterparties in excess of five percent but less than 10 percent of total unsecured credit exposure.

Mortgage–backed Securities

The Bank’s RMP permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including collateralized mortgage obligations (“CMOs”) and real estate mortgage-investment conduits (“REMICS”) backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s long-term investment portfolio as of March 31, 2009, included $14.5 billion of private-

label MBS, which represented a substantial portion, or 56.6 percent of the carrying value, of the Bank’s long-term investment portfolio.

The table below provides information on the credit ratings of the Bank’s private-label MBS held at March 31, 2009, based on their credit ratings as of March 31, 2009 and May 8, 2009 (in thousands). The credit ratings reflect the lowest rating as reported by a NRSRO.

	As of March 31, 2009
Investment Ratings	Amortized Cost	Estimated Fair Value

AAA	$10,722,911	$8,641,795

AA	820,155	537,731

A	639,691	410,447

BBB	634,192	404,130

BB	466,292	279,017

B	756,193	363,982

CCC	1,255,239	952,618

Total	$15,294,673	$11,589,720

	As of May 8, 2009
Investment Ratings	Amortized Cost	Estimated Fair Value

AAA	$9,936,209	$8,082,760

AA	471,329	341,799

A	1,171,669	810,448

BBB	368,620	238,435

BB	593,793	355,540

B	1,497,814	808,119

CCC	1,255,239	952,619

Total	$15,294,673	$11,589,720

A substantial portion of the Bank’s private-label MBS, or 65.0 percent, continued to be rated AAA as of May 8, 2009 and 13.2 percent were rated AA to BBB as of May 8, 2009. Approximately $2.7 billion, or 17.5 percent, of the Bank’s private-label MBS have been downgraded or placed on negative watch as of May 8, 2009 as outlined in the below table (in thousands):

	Rating Agency Actions as of May 8, 2009
	Downgraded and Stable			Downgraded and Negative Watch				Negative Watch/No Downgrade
	To Double A	To Single A	To Triple B	To Double A	To Single A	To Triple B	To Below Investment Grade	Rated Triple A

Private-label MBS	$47,866	$324,561	$78,551	$328,869	$429,304	$38,764	$1,106,103	$320,140

Total amortized cost	$47,866	$324,561	$78,551	$328,869	$429,304	$38,764	$1,106,103	$320,140

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universal accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At March 31, 2009, based on the classification by the originator at the time of origination, approximately 90 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The table below provides additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollar amounts in thousands).

	Credit Ratings of Private-label MBS Backed by Prime Loans March 31, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment grade:

AAA-rated	$9,824,307	$9,759,469	$(1,973,511)	2.23

AA-rated	726,973	725,561	(275,971)	5.65

A-rated	641,912	639,691	(229,245)	6.11

BBB-rated	653,127	634,192	(230,062)	5.51

Below Investment Grade	2,028,202	1,958,764	(617,956)	16.60

Total	$13,874,521	$13,717,677	$(3,326,745)	4.84

	Credit Ratings of Private-label MBS Backed by Alt-A Loans March 31, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment grade:

AAA-rated	$960,823	$963,442	$(108,686)	2.94

AA-rated	94,594	94,594	(6,452)	2.60

Below Investment Grade	521,206	518,960	(264,150)	25.40

Total	$1,576,623	$1,576,996	$(379,288)	10.34

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollar amounts in thousands).

	As of March 31, 2009
	AAA		AA		A		BBB
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses
Prime - Year of Issuance
2004 and prior	$5,928,001	$(735,675)	$336,695	$(108,900)	$86,247	$(32,811)	$—	$—
2005	2,421,521	(768,415)	—	—	330,942	(94,008)	—	—
2006	245,168	(80,630)	390,278	(167,071)	224,723	(102,426)	290,214	(95,032)
2007	873,043	(222,546)	—	—	—	—	362,913	(135,030)
2008	356,573	(166,245)	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—

Total Prime	9,824,306	(1,973,511)	726,973	(275,971)	641,912	(229,245)	653,127	(230,062)

Alt-A- Year of Issuance
2004 and prior	960,824	(108,686)	94,594	(6,452)	—	—	—	—
2005	—	—	—	—	—	—	—	—
2006	—	—	—	—	—	—	—	—
2007	—	—	—	—	—	—	—	—
2008	—	—	—	—	—	—	—	—
2009	—	—	—	—	—	—	—	—

Total Alt-A	960,824	(108,686)	94,594	(6,452)	—	—	—	—

Total	$10,785,130	$(2,082,197)	$821,567	$(282,423)	$641,912	$(229,245)	$653,127	$(230,062)

	As of March 31, 2009
	Below Investment Grade		Subtotal Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support Percentage (%)
	Unpaid Principal Balance	Gross Unrealized Losses
Prime - Year of Issuance
2004 and prior	$—	$—	$(877,386)	2.9	5.7
2005	505,046	(212,064)	(1,074,487)	6.2	8.2
2006	431,365	(202,371)	(647,530)	9.3	10.1
2007	1,091,791	(203,521)	(561,097)	11.8	12.1
2008	—	—	(166,245)	15.7	16.5
2009	—	—	—	—	—

Total Prime	2,028,202	(617,956)	(3,326,745)	6.3	8.1

Alt-A- Year of Issuance
2004 and prior	—	—	(115,138)	6.6	10.5
2005	426,245	(239,648)	(239,648)	26.2	27.3
2006	—	—	—	—	—
2007	94,961	(24,502)	(24,502)	12.3	11.2
2008	—	—	—	—	—
2009	—	—	—	—	—

Total Alt-A	521,206	(264,150)	(379,288)	12.2	15.1

Total	$2,549,408	$(882,106)	$(3,706,033)	6.9	8.8

Fair Value as a Percentage of Unpaid Principal Balance (%)

By Year of Issuance

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Private-label MBS by Year of Issuance
Prime
2009	—	—	—	—	—
2008	54	66	86	96	97
2007	73	72	78	94	96
2006	57	64	80	95	96
2005	66	70	83	95	97
2004 and earlier	86	83	88	94	97

Weighted-average of all Prime	75	76	84	95	96

Alt-A
2009	—	—	—	—	—
2008	—	—	—	—	—
2007	72	74	68	88	89
2006	—	—	—	—	—
2005	44	51	69	72	84
2004 and earlier	89	89	81	83	86

Weighted-average of all Alt-A	76	78	77	80	86

Weighted-average of all private-label MBS	75	76	83	93	95

The table below provides information on the interest-rate payment terms of the Bank’s MBS backed by prime and Alt-A loans (in thousands).

	As of March 31, 2009			As of December 31, 2008
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$3,247,334	$10,627,187	$13,874,521	$3,536,058	$10,997,724	$14,533,782
Alt-A	856,748	719,875	1,576,623	1,116,874	517,784	1,634,658

Total unpaid principal balance	4,104,082	11,347,062	15,451,144	4,652,932	11,515,508	16,168,440

The Bank evaluates its individual private label MBS securities for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate these investments may be other-than-temporarily impaired. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various factors of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. These at-risk securities are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain assumptions, such as prepayments, default rates and loss severity, to determine whether the Bank expects to receive all of the contractual cash flows as scheduled. If the present value of the expected cash flow of a particular security is less than the security’s amortized cost basis, the security is considered to be other-than-temporarily impaired.

As discussed previously, the Bank recognized an other-than-temporary impairment loss of $698.1 million during the first quarter of 2009, related to 20 private-label MBS in its held-to-maturity securities portfolio. The credit related portion of this loss was $88.9 million and was recognized in the Statements of Income and the noncredit related portion of $609.3 million was reflected as a component of other comprehensive loss. The table below summarizes the total other-than-temporary impairment loss recorded during the period by classification and by the duration of the unrealized loss prior to impairment (in thousands):

	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$698,138	$698,138

Total securities impairments	$—	$698,138	$698,138

As of March 31, 2009, no additional securities in the Bank’s held-to-maturity portfolio have been designated as other-than-temporarily impaired. However, the Bank’s held-to-maturity portfolio has experienced significant unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to recover the amortized cost basis of these securities, the Bank does not intend to sell the securities, and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS, and government-sponsored enterprises MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2009.

Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record material other-than-temporary impairment losses in future periods, which could affect the Bank’s earnings and retained earnings.

Derivatives

Derivative transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements of its regulator, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, an NRSRO, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of March 31, 2009, the Bank had $229.0 billion in total notional amount of derivatives outstanding compared to $240.2 billion at December 31, 2008. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of March 31, 2009, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 22 counterparties with a credit rating of A or better. Of these counterparties, there were four, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc and Merrill Lynch & Co. Inc., that represented more than 10 percent of the Bank’s total notional amount, and four counterparties, HSBC Bank USA N.A., Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2008, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 27 counterparties with a credit rating of A or better. Of these counterparties, there were five, Barclays Bank Plc, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc and Merrill Lynch & Co. Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of March 31, 2009

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$4,324,789	$—	$—	$—

AA	73,486,611	35,479	—	35,479

A	149,956,589	78,132	70,478	7,654

BBB	45,000	—	—	—

Member institutions*	1,199,047	6,366	—	—

Total derivatives	$229,012,036	$119,977	$70,478	$43,133

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2008

Credit Rating	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

AAA	$4,487,365	$—	$—	$—

AA	86,833,819	108,627	69,747	38,880

A	147,626,848	2,382	—	2,382

Member institutions*	1,266,126	6,692	—	—

Total derivatives	$240,214,158	$117,701	$69,747	$41,262

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank.

The net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and the Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank stopped accepting additional MPF Program master commitments as of February 4, 2008, and as of March 31, 2008, ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended new acquisitions of mortgage loans under the MPP.

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution (“PFI”). These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 31, 2009, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded below AA by one or more NRSROs. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of March 31, 2009.

Critical Accounting Policies and Estimates

Other-Than-Temporary Impairment Analysis

The Bank applies SFAS115, as amended by FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and amount of the unrealized loss; and any credit enhancements or insurance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment. As a result of the security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated by analyzing the performance of the security. At-risk securities are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

If as a result of the projected cash flow analysis, the present value of the expected cash flows is less than the amortized cost basis, an impairment is considered to be other-than-temporary. The amount of the other-than-temporary impairment is separated into two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors.

The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in other income (loss). If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive loss.

If the Bank determines that an other-than-temporary impairment exists, the Bank accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment loss at an amortized cost basis equal to the previous amortized cost basis less than the other-than-temporary impairment recognized in income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security.

A description of the Bank’s other critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Issued and Adopted Accounting Standards

SFAS 161 was issued in March 2008, required enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133, and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Bank) with earlier adoption allowed. The adoption of SFAS 161 by the Bank had no material effect on its financial condition or results of operations. The adoption of SFAS 161 resulted in increased financial statement disclosures.

FSP FAS 157-4 was issued in April 2009. FSP FAS 157-4 is intended to provide application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS 157. FSP FAS 157-4 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2. The Bank adopted FSP FAS 157-4 as of January 1, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition or results of operations.

FSP FAS 115-2 and FAS 124-2 was issued in April 2009. FSP FAS 115-2 and FAS 124-2 is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment losses recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. This new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive loss if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

The Bank adopted FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, and recognized the effects of applying FSP FAS 115-2 and FAS 124-2 as a change in accounting principle. The Bank recognized the $178.5 million cumulative effect of initially applying FSP FAS 115-2 and FAS 124-2 as an adjustment to increase retained earnings at January 1, 2009, with a corresponding increase to accumulated other comprehensive loss.

FSP FAS 107-1 and APB 28-1 was issued in April 2009. FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 107-1 and APB 28-1 is permitted only if an election is also made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of FSP FAS 107-1 and APB 28-1 resulted in increased financial statement disclosures.

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

	As of March 31, 2009		As of December 31, 2008
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$104,747,844	$(8,098,405)	$116,095,763	$(9,392,889)
SFAS 133 non-qualifying hedges	5,598,150	(183,055)	2,768,400	(162,994)

Total	110,345,994	(8,281,460)	118,864,163	(9,555,883)

Investments:
SFAS 133 non-qualifying hedges	3,587,854	(444,410)	4,015,855	(512,160)

Total	3,587,854	(444,410)	4,015,855	(512,160)

Consolidated obligation bonds:
Fair value hedges	65,711,132	2,014,450	83,307,558	2,358,057
SFAS 133 non-qualifying hedges	13,161,000	24,970	9,430,000	(10,418)

Total	78,872,132	2,039,420	92,737,558	2,347,639

Consolidated obligation discount notes:
Fair value hedges	27,448,632	31,092	18,623,263	54,753
SFAS 133 non-qualifying hedges	3,412,805	1,834	243,030	1,903

Total	30,861,437	32,926	18,866,293	56,656

Balance Sheet
SFAS 133 non-qualifying hedges	2,946,525	10,943	3,198,038	15,827

Total	2,946,525	10,943	3,198,038	15,827

Intermediary positions:
Intermediaries	2,398,094	79	2,532,251	108

Total	2,398,094	79	2,532,251	108

Total notional and fair value	$229,012,036	$(6,642,502)	$240,214,158	$(7,647,813)

Total derivatives excluding accrued interest		$(6,642,502)		$(7,647,813)
Accrued interest		205,061		56,762
Cash collateral held by counterparty - assets		5,489,863		6,338,420
Cash collateral held from counterparty - liabilities		(70,488)		(69,755)

Net derivative balance		$(1,018,066)		$(1,322,386)

Net derivative assets balance		$49,489		$91,406
Net derivative liabilities balance		(1,067,555)		(1,413,792)

Net derivative balance		$(1,018,066)		$(1,322,386)

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

Effective Duration Exposure
(In months)

	As of March 31, 2009			As of December 31, 2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points
Assets	8.0	5.3	3.6	6.9	5.2	2.8
Liabilities	6.0	5.9	6.2	5.3	4.7	4.8
Equity	56.1	(8.1)	(61.0)	48.8	19.0	(51.5)
Effective duration gap	2.0	(0.6)	(2.6)	1.6	0.5	(2.0)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and may be required to make adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to affect the Bank’s duration of equity. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk. In light of these conditions, in the third quarter of 2008, management refined its duration model to reflect mortgage asset spreads closer to the historical average and price assets closer to book value. The changes between the Bank’s effective duration of equity and duration gap between March 31, 2009 and December 31, 2008 in the table above are based on this difference in calculation method. If these changes had not been made to the model, management estimates that the Bank’s effective duration of equity would have been calculated at 278.8 months and the effective duration gap would have been calculated at 3.96 months at March 31, 2009.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of March 31, 2009, under the refined assets spreads and prices discussed above.

Additional Duration Exposure Scenarios
(In months)

	As of March 31, 2009
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	7.8	7.3	6.5	5.3	2.6	5.4	3.6
Liabilities	6.0	6.0	6.0	5.9	5.7	6.4	6.1
Equity	50.2	38.4	17.6	(8.1)	(72.2)	(19.0)	(55.8)
Effective duration gap	1.8	1.3	0.5	(0.6)	(3.1)	(1.0)	(2.5)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. The Bank’s total capital decreased by $2.9 billion and the market value of equity decreased by $2.0 billion from December 31, 2008 to March 31, 2009, respectively. The market value of equity decreased due to continued declines in private-label MBS prices and total capital decreased due to a decline in advances and capital stock.

Market Value Equity
(In millions)

	As of March 31, 2009			As of December 31, 2008
	Up 200 Basis	Current	Down 200 Basis	Up 200 Basis Points	Current	Down 200 Basis
Assets	$175,539	$178,733	$178,733	$198,937	$202,397	$202,397
Liabilities	174,377	176,117	176,117	196,076	197,801	197,801
Equity	1,162	2,616	2,616	2,861	4,596	4,596

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures

The Bank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Bank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Bank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the president and chief executive officer, and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s president and chief executive officer and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Changes in Internal Control Over Financial Reporting

There has been a significant change in the Bank’s internal control over financial reporting that occurred with respect to the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting. As described in Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments, in accordance with the Finance Agency’s April 28, 2009 and May 7, 2009 guidance (the “Guidance”), the Bank is required to use the key modeling assumptions provided by FHLBank San Francisco for the cash flow analysis of its private-label MBS in its determination of other-than-temporary impairment losses for such MBS. Such assumptions are material to the determination of other-than-temporary impairment losses and, in turn, material to the Bank’s internal control over financial reporting. In addition, the Bank engaged FHLBank Dallas to perform its cash flow analysis in compliance with the Finance Agency’s Guidance that the cash flow analysis be performed either by FHLBank San Francisco or another FHLBank with access to the third party loan performance database and risk model specified in the Guidance. The loan performance database and risk model used for cash flow analysis are material to the determination of other-than-temporary impairment losses and, in turn, material to the Bank’s internal control over financial reporting. Accordingly, management has reviewed the documentation provided by FHLBank San Francisco and has consulted with FHLBank Dallas regarding the key modeling parameters and the third party loan performance database and risk model used to perform cash flow analysis in order to evaluate the resultant cash flow calculations. Based on this review, management has concluded that these changes in control did not diminish the Bank’s internal control over financial reporting. There were no other changes in the Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Bank’s business, financial condition or future results. The results described in the Bank’s Form 10-K are not the only risks facing the Bank. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In the past several months, volatility and disruptions have increased and recently reached unprecedented levels. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition and/or operating results.

The Bank has identified the following additional risk factors to supplement those set forth in the Bank’s
Form 10-K:

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of March 31, 2009 and December 31, 2008, the Bank’s largest borrower, Countrywide Bank, FSB, accounted for $40.5 billion and $42.7 billion, respectively, of the Bank’s total advances then outstanding, which represented 29.0 percent and 34.0 percent, respectively, of the Bank’s total advances then outstanding. In 2008, Bank of America Corporation, parent of Bank of America, National Association (a top 10 borrower of the Bank at December 31, 2008), acquired Countrywide Financial Corporation, parent of Countrywide Bank, FSB. On April 27, 2009, Countrywide Bank, FSB was merged with and into Bank of America, National Association and Bank of America, National Association assumed all of the outstanding advances of Countrywide Bank, FSB, making Bank of America, National Association the Bank’s largest borrower, with $40.7 billion of the Bank’s total advances then outstanding. As of March 31, 2009 and December 31, 2008, 10 of the Bank’s member institutions (including Countrywide Bank, FSB and Bank of America, National Association) collectively accounted for $93.9 billion and $102.7 billion, respectively, of the Bank’s total advances then outstanding, which represented 67.2 percent and 65.7 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers – whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise – the Bank’s financial condition and results of operations could be affected negatively.

The Bank is exposed to credit risk on its investments.

The Bank invests in agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private-label MBS rated AAA by S&P or Fitch or Aaa by Moody’s at the time of purchase. As of March 31, 2009, a substantial portion of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of the private-label MBS the Bank holds have deteriorated during the first quarter of 2009 due to market uncertainty and illiquidity. The significant widening of credit spreads that occurred during 2008 and the first quarter of 2009 further reduced the fair value of the Bank’s MBS portfolio. For the quarter ended March 31, 2009, the Bank recorded other-than-impairment losses of $88.9 million related to its private-label MBS.

Credit losses in the Bank’s MBS portfolio, if significant, could have an adverse effect on the Bank’s financial condition and results of operations. Given current market conditions and the significant judgments involved, there is a risk that further declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional material other-than-temporary impairments in future periods, which could materially adversely affect the Bank’s earnings and retained earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on January 29, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(3)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: May 15, 2009	By:	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and
Chief Executive Officer

	By:	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and
Chief Financial Officer