Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Atlanta
filed 2009-08-12
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2009, was 82,311,524.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$12,473	$27,841
Deposit with other FHLBanks	2,614	2,888
Federal funds sold	8,202,000	10,769,000
Trading securities (includes $510,839 and $1,104,434 pledged as collateral as of June 30, 2009 and December 31, 2008, respectively, that may be repledged and includes other FHLBanks’ bonds of $154,885 and $300,135 as of June 30, 2009 and December 31, 2008, respectively)	3,827,305	4,485,929
Available-for-sale securities	1,536,608	—
Held-to-maturity securities, net (fair value of $16,636,699 and $19,593,615 as of June 30, 2009 and December 31, 2008, respectively)	18,447,139	23,118,123
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $877 and $856 as of June 30, 2009 and December 31, 2008, respectively	2,833,348	3,251,074
Advances, net	134,502,617	165,855,546
Accrued interest receivable	600,554	775,083
Premises and equipment, net	29,069	29,383
Derivative assets	50,396	91,406
Other assets	161,723	158,067

TOTAL ASSETS	$170,205,846	$208,564,340

LIABILITIES
Interest-bearing deposits	$4,147,790	$3,572,709
Consolidated obligations, net:
Discount notes	38,672,030	55,194,777
Bonds	117,755,528	138,181,334

Total consolidated obligations, net	156,427,558	193,376,111

Mandatorily redeemable capital stock	106,237	44,428
Accrued interest payable	698,694	1,039,002
Affordable Housing Program	137,856	139,300
Payable to REFCORP	30,492	—
Derivative liabilities	714,762	1,413,792
Other liabilities	84,089	86,062

Total liabilities	162,347,478	199,671,404

Commitments and contingencies (Note 14)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15,398 and 14,671 June 30, 2009 and December 31, 2008 , respectively	1,539,799	1,467,092
Subclass B2 issued and outstanding shares: 65,788 and 69,959 as of June 30, 2009 and December 31, 2008, respectively	6,578,784	6,995,903

Total capital stock Class B putable	8,118,583	8,462,995
Retained earnings	803,577	434,883
Accumulated other comprehensive loss	(1,063,792)	(4,942)

Total capital	7,858,368	8,892,936

TOTAL LIABILITIES AND CAPITAL	$170,205,846	$208,564,340

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$270,728	$1,049,476	$702,839	$2,525,511
Prepayment fees on advances, net	7,657	1,762	10,269	2,714
Interest-bearing deposits	2,046	6,386	4,599	22,907
Federal funds sold	5,318	62,003	13,630	140,375
Trading securities	50,475	78,761	104,296	146,494
Available-for-sale securities	34,701	—	34,701	—
Held-to-maturity securities	224,774	300,016	500,229	574,094
Mortgage loans held for portfolio	39,278	46,382	81,728	93,209
Loans to other FHLBanks	1	21	2	50

Total interest income	634,978	1,544,807	1,452,293	3,505,354

INTEREST EXPENSE
Consolidated obligations:
Discount notes	74,756	178,814	238,203	449,745
Bonds	455,006	1,092,957	1,069,946	2,526,363
Deposits	1,148	31,836	2,628	79,643
Loans from other FHLBanks	1	—	4	12
Mandatorily redeemable capital stock	87	538	1,810	1,123
Other borrowings	17	39	17	129

Total interest expense	531,015	1,304,184	1,312,608	3,057,015

NET INTEREST INCOME	103,963	240,623	139,685	448,339
(Reversal) provision for credit losses on mortgage loans held for portfolio	—	(5)	21	150

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	103,963	240,628	139,664	448,189

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(403,584)	—	(1,101,722)	—
Portion of impairment losses recognized in other comprehensive loss	357,342	—	966,612	—

Net impairment losses recognized in earnings	(46,242)	—	(135,110)	—

Service fees	429	588	1,036	1,260
Net losses on trading securities	(74,019)	(188,626)	(107,650)	(82,038)
Net gains (losses) on derivatives and hedging activities	304,958	123,122	417,250	(5,920)
Other	939	194	494	56

Total other income (loss)	186,065	(64,722)	176,020	(86,642)

OTHER EXPENSE
Compensation and benefits	14,655	16,020	30,618	32,298
Other operating expenses	11,693	9,029	20,041	16,349
Finance Agency	1,385	1,480	2,913	3,185
Office of Finance	1,128	1,080	2,510	2,238
Other	262	325	553	679

Total other expense	29,123	27,934	56,635	54,749

INCOME BEFORE ASSESSMENTS	260,905	147,972	259,049	306,798

Affordable Housing Program	21,308	12,134	21,332	25,159
REFCORP	47,919	27,168	47,543	56,328

Total assessments	69,227	39,302	68,875	81,487

NET INCOME	$191,678	$108,670	$190,174	$225,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

Issuance of capital stock	25,262	2,526,119	—	—	2,526,119

Repurchase/redemption of capital stock	(22,282)	(2,228,195)	—	—	(2,228,195)

Net shares reclassified to mandatorily redeemable capital stock	(168)	(16,785)	—	—	(16,785)

Comprehensive income:

Net income	—	—	225,311	—	225,311

Other comprehensive income	—	—	—	12	12

Total comprehensive income	—	—	—	—	225,323

Cash dividends on capital stock	—	—	(228,731)	—	(228,731)

BALANCE, JUNE 30, 2008	78,372	$7,837,155	$465,359	$(2,547)	$8,299,967

BALANCE, DECEMBER 31, 2008	84,630	$8,462,995	$434,883	$(4,942)	$8,892,936

Cumulative effect of adjustment to opening balance relating to FSP FAS 115-2 and FAS 124-2	—	—	178,520	(178,520)	—

Issuance of capital stock	8,385	838,488	—	—	838,488

Repurchase/redemption of capital stock	(8,511)	(851,078)	—	—	(851,078)

Net shares reclassified to mandatorily redeemable capital stock	(3,318)	(331,822)	—	—	(331,822)

Comprehensive loss:

Net income	—	—	190,174	—	190,174

Other comprehensive loss	—	—	—	(880,330)	(880,330)

Total comprehensive loss	—	—	—	—	(690,156)

BALANCE, JUNE 30, 2009	81,186	$8,118,583	$803,577	$(1,063,792)	$7,858,368

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$190,174	$225,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	(121,063)	125,192
Net premiums and discounts on investments	(9,796)	(6,140)
Net premiums and discounts on mortgage loans	(843)	934
Concessions on consolidated obligations	21,296	29,590
Net deferred loss on derivatives	158	162
Premises and equipment	1,454	1,449
Capitalized software	2,574	2,512
Other	(12,973)	8,086
Provision for credit losses on mortgage loans held for the portfolio	21	150
Net realized gains from redemption of held-to-maturity securities	—	(401)
Loss on disposal of capitalized software	—	322
Loss due to change in net fair value adjustment on derivative and hedging activities	265,683	9,031
Fair value adjustment on trading securities	133,682	125,804
Net impairment losses recognized in earnings	135,110	—
Net change in:
Accrued interest receivable	174,607	62,758
Other assets	(5,396)	(17,863)
Affordable Housing Program liability	(2,182)	2,233
Accrued interest payable	(340,300)	(254,332)
Payable to REFCORP	30,492	(3,514)
Other liabilities	(1,861)	(1,045)

Total adjustments	270,663	84,928

Net cash provided by operating activities	460,837	310,239

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	2,154,126	535,316
Federal funds sold	2,567,000	3,432,000
Deposits with other FHLBanks	274	247
Trading Securities:
Proceeds from sales	300,000	850,000
Proceeds from maturities	228,000	350,000
Purchases	—	(2,768,441)
Held-to-maturity securities:
Net change in short-term	—	(800,000)
Proceeds	2,534,013	1,771,951
Purchases	(475,924)	(5,239,208)
Available-for-sale securities:
Proceeds	66,978	—
Advances:
Proceeds from principal collected	67,115,927	94,436,271
Made	(39,321,776)	(96,788,727)
Mortgage loans held for portfolio:
Proceeds from principal collected	418,514	257,187
Purchases	—	(156,748)
Capital expenditures:
Purchase of premises and equipment	(1,218)	(220)
Purchase of software	(3,607)	(1,463)

Net cash provided by (used in) investing activities	35,582,307	(4,121,835)

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30,
	2009	2008
FINANCING ACTIVITIES
Net change in deposits	600,761	(2,116,359)
Net (payments) proceeds from derivatives containing a financing element	(473,980)	102,607
Proceeds from issuance of consolidated obligations:
Discount notes	83,389,557	139,593,365
Bonds	48,912,250	75,331,030
Bonds transferred from other FHLBanks	517,689	—
Payments for debt issuance costs	(18,554)	(21,740)
Payments for maturing and retiring consolidated obligations:
Discount notes	(99,742,732)	(139,397,318)
Bonds	(68,960,900)	(69,722,515)
Proceeds from issuance of capital stock	838,488	2,526,119
Payments for repurchase/redemption of capital stock	(851,078)	(2,228,195)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(270,013)	(36,941)
Cash dividends paid	—	(228,367)

Net cash (used in) provided by financing activities	(36,058,512)	3,801,686

Net decrease in cash and cash equivalents	(15,368)	(9,910)

Cash and cash equivalents at beginning of the period	27,841	18,927

Cash and cash equivalents at end of the period	$12,473	$9,017

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$1,406,647	$2,846,082

AHP assessments paid, net	$22,776	$22,584

REFCORP assessments paid	$3,024	$59,841

Noncash investing and financing activities:
Dividends declared but not paid	$—	$114,923

Net shares reclassified to mandatorily redeemable capital stock	$331,822	$16,785

Transfer of held-to-maturity securities to available-for-sale securities	$1,760,477	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation and Summary of Significant Accounting Policies

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

Subsequent events have been evaluated by Bank management through August 12, 2009, which is the date the Bank’s interim financial statements were issued.

Reclassifications. Certain amounts in the prior-year financial statements have been reclassified to conform to the current presentation.

During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certificates of deposit, previously reported as interest-bearing deposits, to present them appropriately as held-to-maturity securities in its statements of condition and income based on the definition of a security under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets or net interest income and net income and was not material to the previously issued financial statements.

The effects of the above reclassifications on the Bank’s prior year financial statements were as follows (in thousands):

	Statement of Income
	Three Months Ended June 30, 2008
	As Originally Reported	Certificates of Deposit Adjustment	As Adjusted
Interest Income:
Interest-bearing deposits	$11,486	$(5,100)	$6,386
Held-to-maturity securities	294,916	5,100	300,016

	Statement of Income
	Six Months Ended June 30, 2008
	As Originally Reported	Certificates of Deposit Adjustment	As Adjusted
Interest Income:
Interest-bearing deposits	$33,553	$(10,646)	$22,907
Held-to-maturity securities	563,448	10,646	574,094

	Statement of Cash Flows
	Six Months Ended June 30, 2008
	As Originally Reported	Certificates of Deposit Adjustment	As Adjusted
Investing Activities:
Net change in interest-bearing deposits	$(264,684)	$800,000	$535,316
Held-to-maturity securities:
Net change in short-term	—	(800,000)	(800,000)

Summary of Significant Accounting Policies

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other income (loss) as “Net losses on trading securities,” along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position.

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

In accordance with SFAS 115, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered to be inconsistent with its original classification. At March 31, 2009 and June 30, 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to an available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The objective of the transfer was to recognize management’s intent to hold these securities for an indefinite period of time, but that management may choose to sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

The Bank computes the amortization of premiums and accretion of discounts on investment securities using the contractual level-yield method (the “contractual method”), adjusted for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and amount of the unrealized loss; and any credit enhancements or insurance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of the assessment. As a result of the security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated by analyzing the performance of the security. At-risk securities are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

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

A description of the Bank’s other significant accounting policies is included in Note 1 to the 2008 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of June 30, 2009, except as disclosed above.

Note 2—Recently Issued and Adopted Accounting Standards and Interpretations and Change in Accounting Principle

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”), issued in March 2008, required enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Bank adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of SFAS 161 resulted in increased financial statement disclosures.

FASB Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), was issued in April 2009. FSP FAS 157-4 is intended to provide application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements (“SFAS 157”). FSP FAS 157-4 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The Bank adopted FSP FAS 157-4 as of January 1, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition or results of operations.

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

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security subsequently is sold or additional other-than-temporary impairment losses are recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), was issued in April 2009. FSP FAS 107-1 and APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 107-1 and APB 28-1 is permitted only if an election also is made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP

FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 as of January 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of FSP FAS 107-1 and APB 28-1 resulted in increased financial statement disclosures.

SFAS No. 165, Subsequent Events (“SFAS 165”), issued in May 2009, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after the date disclosed in the financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009 for the Bank). The Bank adopted SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of SFAS 165 resulted in increased financial statement disclosures.

SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”), issued in June 2009, is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank does not believe that the adoption of SFAS 166 will have a material effect on its financial condition or results of operations.

SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), issued in June 2009, is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank does not believe that the adoption of SFAS 167 will have a material effect on its financial condition or results of operations.

SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), issued in June 2009, designates the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. The ASC does not change current

GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the Bank). The Bank does not believe that the adoption of SFAS 168 will have a material effect on its financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of June 30, 2009	As of December 31, 2008
Government-sponsored enterprises debt obligations	$3,658,337	$4,171,725
Other FHLBanks’ bonds	154,885	300,135
State or local housing agency obligations	14,083	14,069

Total	$3,827,305	$4,485,929

Net losses on trading securities held on June 30, 2009 and 2008 consist of a change in net unrealized holding losses of $72.8 million and $102.5 million for the three-and six-month periods ended June 30, 2009, respectively, compared to $175.5 million and $83.3 million for the same periods ended June 30, 2008, respectively.

Other Federal Home Loan Banks’ (“FHLBanks”) Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of June 30, 2009	As of December 31, 2008
Other FHLBanks’ bonds:
FHLBank Dallas	$80,015	$82,300
FHLBank Chicago	74,870	89,128

	154,885	171,428
FHLBank TAP Program*	—	128,707

Total	$154,885	$300,135

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Available-for-sale Securities

At March 31, 2009 and June 30, 2009, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to an available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The amortized cost basis of the securities prior to transfer at March 31, 2009 and June 30, 2009 was $2.4 billion and $313.5 million, respectively. This amortized cost basis reflects the impact of the credit loss related to the other-than-temporary impairment loss. The carrying value established by the transfer at March 31, 2009 and June 30, 2009 was $1.6 billion and $156.0 million, respectively, which represents the fair value of the securities at the time of transfer.

Major Security Types. Available-for-sale securities were as follows (in thousands):

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses*	Estimated Fair Value
Mortgage-backed Securities:
Private label	$2,595,579	$—	$1,058,971	$1,536,608

Total	$2,595,579	$—	$1,058,971	$1,536,608

*	Represents total other-than-temporary impairment recognized in accumulated other comprehensive loss.

The Bank did not have any available-for-sale securities as of December 31, 2008.

A summary of available-for-sale MBS issued by members or affiliates of members follows (in thousands):

	As of June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses*	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$228,262	$—	$78,855	$149,407

Total	$228,262	$—	$78,855	$149,407

*	Represents total other-than-temporary impairment recognized in accumulated other comprehensive loss.

The following table summarizes the available-for-sale securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	22	$1,536,608	$1,058,971	22	$1,536,608	$1,058,971

Total	—	$—	$—	22	$1,536,608	$1,058,971	22	$1,536,608	$1,058,971

The amortized cost of the Bank’s MBS classified as available-for-sale includes $1.2 million in net premiums as of June 30, 2009.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of June 30, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$136,756	$3,686	$—	$140,442	$101,105	$3,605	$—	$104,710
Mortgage-backed securities:
U.S. agency obligations-guaranteed	36,254	1,250	1	37,503	38,545	260	367	38,438
Government-sponsored enterprises	6,750,050	214,570	20,295	6,944,325	7,060,082	117,494	3,467	7,174,109
Private label	11,524,079	1,371	2,011,021	9,514,429	15,918,391	6,246	3,648,279	12,276,358

Total	$18,447,139	$220,877	$2,031,317	$16,636,699	$23,118,123	$127,605	$3,652,113	$19,593,615

A summary of held-to-maturity MBS issued by members or affiliates of members follows (in thousands):

	As of June 30, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial Corporation, Calabasas, CA*	$—	$—	$—	$—	$4,675,435	$6,062	$1,195,018	$3,486,479
Bank of America Corporation, Charlotte, NC	1,521,900	130	273,772	1,248,258	2,060,873	—	488,315	1,572,558

Total	$1,521,900	$130	$273,772	$1,248,258	$6,736,308	$6,062	$1,683,333	$5,059,037

*	Effective April 27, 2009, Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, N.A., a member of the Bank.

The following tables summarize the held-to-maturity securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations, guaranteed	—	$—	$—	1	$1,585	$1	1	$1,585	$1
Government-sponsored enterprises	8	648,075	20,030	1	47,271	265	9	695,346	20,295
Private label	6	88,512	12,723	207	9,265,600	1,998,298	213	9,354,112	2,011,021

Total	14	$736,587	$32,753	209	$9,314,456	$1,998,564	223	$10,051,043	$2,031,317

	As of December 31, 2008
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations, guaranteed	32	$25,580	$367	—	$—	$—	32	$25,580	$367
Government-sponsored enterprises	4	557,822	3,467	—	—	—	4	557,822	3,467
Private label	93	4,635,936	1,647,200	150	7,371,486	2,001,079	243	12,007,422	3,648,279

Total	129	$5,219,338	$1,651,034	150	$7,371,486	$2,001,079	279	$12,590,824	$3,652,113

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2009		As of December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$1,635	$1,656	$1,705	$1,721
Due after one year through five years	108,730	111,452	71,465	74,197
Due after 10 years	26,391	27,334	27,935	28,792

	136,756	140,442	101,105	104,710
Mortgage-backed securities	18,310,383	16,496,257	23,017,018	19,488,905

Total	$18,447,139	$16,636,699	$23,118,123	$19,593,615

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $56.0 million and $145.7 million as of June 30, 2009 and December 31, 2008, respectively.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different than the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollar amounts in thousands):

			Significant Inputs
			Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Number of Securities	Unpaid Principal Balance	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A:
2007	7	$1,072,539	13.8	10.8 to 17.0	43.4	40.4 to 51.6	40.0	36.7 to 41.8
2006	4	373,402	14.6	12.7 to 16.1	47.2	43.1 to 50.6	38.9	33.2 to 43.8
2005	6	732,600	14.4	8.3 to 19.4	49.2	30.9 to 76.7	41.5	34.3 to 48.0

Total	17	$2,178,541	14.1	8.3 to 19.4	46.0	30.9 to 76.7	40.3	33.2 to 48.0

Based on the Bank’s impairment analysis for the three- and six-month periods ended June 30, 2009, the Bank recognized a total other-than-temporary impairment loss of $403.6 million and $1.1 billion, respectively. The credit related portion of $46.2 million and $135.1 million for the three- and six-month periods ended June 30, 2009, respectively, of this other-than-temporary impairment loss is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit related portion of $357.3 million and $966.6 million for the three- and six-month periods ended June 30, 2009, respectively, of the other-than-temporary impairment loss is reflected as a portion of other comprehensive loss. No other-than-temporary impairment loss was recognized during the six months ended June 30, 2008.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Beginning balance of credit losses previously recognized in earnings	$93,754	$4,886
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	9,282	83,182
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	36,960	51,928

Ending balance of cumulative credit losses recognized in earnings	$139,996	$139,996

The remainder of the Bank’s private-label MBS that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to recover the amortized cost basis of the securities, the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of June 30, 2009	As of December 31, 2008
Year of contractual maturity:
Overdrawn demand deposit accounts	$17,529	$550
Due in one year or less	34,670,058	39,739,223
Due after one year through two years	28,392,212	34,187,680
Due after two years through three years	16,328,091	23,761,810
Due after three years through four years	12,452,948	17,692,714
Due after four years through five years	7,906,705	10,566,914
Due after five years	28,708,435	30,320,265

Total par value	128,475,978	156,269,156
Discount on AHP* advances	(13,424)	(14,028)
Discount on EDGE** advances	(13,119)	(13,253)
SFAS 133 hedging adjustments	6,058,036	9,617,925
Deferred commitment fees	(4,854)	(4,254)

Total	$134,502,617	$165,855,546

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of June 30, 2009
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$17,529
Due or convertible in one year or less	52,963,403
Due or convertible after one year through two years	29,096,312
Due or convertible after two years through three years	14,885,251
Due or convertible after three years through four years	9,521,643
Due or convertible after four years through five years	7,631,455
Due or convertible after five years	14,360,385

Total par value	$128,475,978

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances is deemed necessary by management, as of June 30, 2009 and December 31, 2008, respectively. No advance was past due as of June 30, 2009 or December 31, 2008.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further concentrated in certain larger borrowing relationships. As of June 30, 2009 and December 31, 2008, the concentration of the Bank’s advances was $86.0 billion and $102.7 billion, respectively, to its 10 largest borrowers, and this represented 67.0 percent and 65.7 percent, respectively, of total advances.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of June 30, 2009	As of December 31, 2008
Par value of advances:
Fixed-rate	$109,542,732	$127,322,930
Variable-rate	18,933,246	28,946,226

Total	$128,475,978	$156,269,156

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

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of June 30, 2009	As of December 31, 2008
Par value of consolidated bonds:
Fixed-rate	$88,415,530	$101,202,430
Simple variable-rate	19,162,000	28,004,900
Step	8,340,000	6,023,000
Variable-rate that converts to fixed-rate	125,000	225,000
Zero-coupon	93,060	168,060
Variable-rate capped floater	25,000	100,000
Fixed-rate that converts to variable-rate	—	15,000

Total	$116,160,590	$135,738,390

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of June 30, 2009		As of December 31, 2008
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$57,065,665	1.81	$73,667,975	2.63
Due after one year through two years	25,517,160	1.99	22,242,000	3.40
Due after two years through three years	7,649,500	3.12	8,245,900	3.90
Due after three years through four years	7,012,765	3.92	5,402,015	4.57
Due after four years through five years	7,758,000	4.00	13,548,750	4.13
Due after five years	11,157,500	5.11	12,631,750	5.13

Total par value	116,160,590	2.54	135,738,390	3.30
Premiums	126,997		100,767
Discounts	(64,822)		(109,228)
SFAS 133 hedging adjustments	1,533,333		2,452,134
Deferred net losses on terminated hedges	(570)		(729)

Total	$117,755,528		$138,181,334

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of June 30, 2009	As of December 31, 2008
Par value of consolidated bonds:
Noncallable	$91,468,840	$92,597,640
Callable	24,691,750	43,140,750

Total	$116,160,590	$135,738,390

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of June 30, 2009
Year of contractual maturity or next call date:
Due or callable in one year or less	$69,503,665
Due or callable after one year through two years	23,577,160
Due or callable after two years through three years	4,723,500
Due or callable after three years through four years	4,277,765
Due or callable after four years through five years	4,933,000
Due or callable after five years	9,145,500

Total par value	$116,160,590

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Average Interest Rate (%)
As of June 30, 2009	$38,672,030	$38,734,238	0.69

As of December 31, 2008	$55,194,777	$55,393,546	1.73

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (“Finance Agency”) regulatory capital rules and requirements, as shown in the following table (dollar amounts in thousands):

	As of June 30, 2009		As of December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$5,062,414	$9,028,397	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	5.30%	4.00%	4.29%
Total regulatory capital*	$6,808,234	$9,028,397	$8,342,574	$8,942,306
Leverage ratio	5.00%	7.96%	5.00%	6.43%
Leverage capital	$8,510,292	$13,542,596	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $106.2 million and $44.4 million in mandatorily redeemable capital stock at June 30, 2009 and December 31, 2008, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the number of stockholders and the activity in mandatorily redeemable capital stock (dollar amounts in thousands):

	Three Months Ended June 30,
	2009		2008
	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of period	21	$1,900,684	11	$36,881
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	10	308,508	1	8,738
Withdrawal	2	260	—	—
Other redemptions	2	3,778	—	—
Repurchase/redemption of mandatorily redeemable capital stock	(5)	(259,493)	(2)	(10,237)
Capital stock no longer subject to redemption due to a a nonmember becoming a member	(1)	(1,847,500)	—	—

Balance, end of period	29	$106,237	10	$35,382

	Six Months Ended June 30,
	2009		2008
	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of period	13	$44,428	11	$55,538
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	19	2,173,981	2	17,353
Withdrawal	5	1,398	—	—
Other redemptions	4	3,943	—	—
Repurchase/redemption of mandatorily redeemable capital stock	(11)	(270,013)	(2)	(36,941)
Capital stock no longer subject to redemption due to a a nonmember becoming a member	(1)	(1,847,500)	(1)	(568)

Balance, end of period	29	$106,237	10	$35,382

The Bank reclassified $1.8 billion in capital stock held by Countrywide Bank, FSB (“Countrywide”), from capital to mandatorily redeemable capital stock upon termination of its membership with the Bank during the first quarter of 2009. Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, N.A., a member of the Bank, on April 27, 2009. Upon the merger, the mandatorily redeemable capital stock of Countrywide became capital stock of Bank of America, N.A. under the Bank’s Capital Plan and was reclassified from mandatorily redeemable capital stock to capital stock.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands).

	As of June 30, 2009	As of December 31, 2008
Contractual year of redemption:
Due in one year or less	$—	$3,764
Due after one year through two years	416	3,578
Due after two years through three years	9,541	3,831
Due after three years through four years	4,223	8,948
Due after four years through five years	71,875	2,700
Due after five years	20,182	21,607

Total	$106,237	$44,428

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding. During 2008, it was the Bank’s practice, if, as a result of a member’s activity no longer remaining outstanding, a member’s activity-based stock became excess capital stock, the Bank would, in general, promptly repurchase the member’s excess stock, subject to certain limitations and thresholds in the Bank’s capital plan. During the first quarter of 2009, the Bank notified members of an increase in the excess stock threshold amount from $100 thousand to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process.

Note 10—Accumulated Other Comprehensive (Loss) Income

Components comprising other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Benefit plans:
Amortization of net loss	$213	$171	$425	$346
Amortization of net prior service credit	(162)	(182)	(324)	(357)
Amortization of net transition obligation	10	10	20	23

Benefit plans, net	61	(1)	121	12

Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	(156,405)	—	(150,553)	—
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	36,961	—	36,961	—

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	(119,444)	—	(113,592)	—

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(158,311)	—	(766,859)	—

Other comprehensive (loss) income	$(277,694)	$(1)	$(880,330)	$12

Components comprising accumulated other comprehensive (loss) income were as follows (in thousands):

	Benefit Plans	Available-for-sale Noncredit Other- Than-Temporary- Impairment Losses	Held-to-maturity Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance at December 31, 2008	$(4,942)	$—	$—	$(4,942)
Cumulative effect adjustment to opening balance relating to adoption of FSP FAS 115-2 and FAS 124-2	—	—	(178,520)	(178,520)
Net change during the period	121	(113,592)	(766,859)	(880,330)
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	(945,379)	945,379	—

Balance at June 30, 2009	$(4,821)	$(1,058,971)	$—	$(1,063,792)

Note 11—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$142	$110	$284	$235
Interest cost	174	142	348	280
Amortization of prior service credit	(11)	(31)	(22)	(56)
Amortization of net loss	152	95	303	195

Net periodic benefit cost	$457	$316	$913	$654

Components of the net periodic benefit cost for the Bank’s postretirement health benefit plan were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$77	$68	$154	$143
Interest cost	104	95	208	195
Amortization of net transition obligation	10	10	20	23
Amortization of prior service credit	(151)	(151)	(302)	(301)
Amortization of net loss	61	76	122	151

Net periodic benefit cost	$101	$98	$202	$211

Note 12—Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources which finance these assets.

The Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives only to reduce funding costs for consolidated obligations and to manage its interest-rate risk, mortgage prepayment risk and foreign currency risk positions. Derivatives are an integral part of the Bank’s financial management strategy.

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

One strategy the Bank uses to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives, are reasonably matched with respect to the expected maturities or repricing of the assets and liabilities. The Bank also may use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, mortgage loans, MBS, and consolidated obligations) to achieve risk management objectives.

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

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of June 30, 2009 and December 31, 2008, there were no outstanding consolidated obligations denominated in foreign currencies.

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

Options (interest-rate caps, interest-rate floors and/or options) also may be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The options are marked-to-market through current-period earnings and presented in the Statements of Income as “Net gains (losses) on derivatives and hedging activities.” The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid SFAS 133 non-qualifying hedges against the prepayment risk of the loans, they do not receive either fair-value or cash-flow hedge accounting.

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

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (SFAS 133 non-qualifying hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in “Other Income (Loss)” in the Statements of Income and presented as part of the “Net losses on trading securities” and “Net gains (losses) on derivatives and hedging activities.”

The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of June 30, 2009.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of June 30, 2009, the Bank has not sold or repledged any such collateral.

As of June 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $120.1 million and $117.7 million, respectively. These totals include $38.4 million and $12.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $95.4 million and $69.7 million as of June 30, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at June 30, 2009 was $4.9 billion for which the Bank has posted collateral of $4.7 billion in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $170.0 million of collateral (at fair value) to its derivatives counterparties at June 30, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

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

Total notional principal of derivatives for the Bank as an intermediary was $2.3 billion and $2.5 billion at June 30, 2009 and December 31, 2008, respectively.

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The following table summarizes fair value of derivative instruments without effect of netting arrangements or collateral as of June 30, 2009 (in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	As of June 30, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in SFAS 133 hedging relationships under SFAS 133:
Interest rate swaps	$198,936,481	$1,955,043	$(6,256,487)

Total derivatives in SFAS 133 hedging relationships	198,936,481	1,955,043	(6,256,487)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	11,767,071	33,131	(522,331)
Interest rate caps or floors	4,300,000	56,182	(18,677)

Total derivatives not designated as hedging instruments under SFAS 133	16,067,071	89,313	(541,008)

Total derivatives before netting and collateral adjustments	$215,003,552	2,044,356	(6,797,495)

Netting adjustments		(1,898,517)	1,898,517
Cash collateral and related accrued interest		(95,443)	4,184,216

Total collateral and netting adjustments *		(1,993,960)	6,082,733

Derivative assets and derivative liabilities		$50,396	$(714,762)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income (in thousands).

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Amount of Gain Recognized in Net Gains (Losses) on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest rate swaps	$196,929	$297,099

Total net gain related to fair value hedge ineffectiveness	196,929	297,099

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest rate swaps	106,282	117,133
Interest rate caps or floors	1,742	3,164
Interest rate futures/forwards	—	(146)
Intermediary transactions:
Interest rate swaps	—	(10)
Interest rate caps or floors	5	10

Total net gain related to derivatives not designated as hedging instruments under SFAS 133	108,029	120,151

Net gains on derivatives and hedging activities	$304,958	$417,250

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (in thousands).

	Three Months Ended June 30, 2009
Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$2,187,642	$(1,995,060)	$192,582	$(868,098)
Consolidated Obligations
Bonds	(559,620)	556,346	(3,274)	339,698
Discount notes	10,697	(3,076)	7,621	30,993

Total	$1,638,719	$(1,441,790)	$196,929	$(497,407)

*	The net interest income on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Six Months Ended June 30, 2009
Hedged Item Type	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$3,434,135	$(3,157,848)	$276,287	$(1,634,748)
Consolidated Obligations
Bonds	(868,660)	884,400	15,740	705,087
Discount notes	(15,118)	20,190	5,072	38,103

Total	$2,550,357	$(2,253,258)	$297,099	$(891,558)

*	The net interest income on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2009, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2009, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of June 30, 2009, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following tables present for each SFAS 157 hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of June 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,658,337	$—	$—	$3,658,337
Other FHLBanks’ bonds	—	154,885	—	—	154,885
State or local housing agency obligations	—	14,083	—	—	14,083
Available-for-sale:
Private-label MBS	—	—	1,536,608	—	1,536,608
Derivative assets	—	2,044,356	—	(1,993,960)	50,396

Total assets at fair value	$—	$5,871,661	$1,536,608	$(1,993,960)	$5,414,309

Liabilities
Derivative liabilities	$—	$(6,797,495)	$—	$6,082,733	$(714,762)

Total liabilities at fair value	$—	$(6,797,495)	$—	$6,082,733	$(714,762)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities	$—	$4,485,929	$—	$—	$4,485,929
Derivative assets	—	2,813,328	—	(2,721,922)	91,406

Total assets at fair value	$—	$7,299,257	$—	$(2,721,922)	$4,577,335

Liabilities
Derivative liabilities	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

Total liabilities at fair value	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Six Months Ended June 30, 2009
Balance, beginning of the period	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	1,760,477
Total net realized losses during the period	(36,961)
Total net unrealized losses during the period	(186,908)

Balance, end of the period	$1,536,608

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

The Bank evaluated the reasonableness of the two above Level 3 indicators of prices for its private-label MBS and determined that multiple inputs from different pricing sources would collectively provide the best evidence of fair value as of June 30, 2009. Generally, the Bank used prices obtained from multiple third-party pricing services to determine the fair value of its private-label MBS. When the Bank was unable to obtain a sufficient number of prices from third-party vendors (generally less than two third-party prices), the Bank utilized prices determined by a discounted cash flow model to determine the fair value of the private-label MBS.

Agency MBS and Other Held-to-maturity Securities. The estimated fair value of agency MBS and other held-to-maturity securities is generally determined based on market-based prices received from third party pricing services, excluding accrued interest. The prices received from third-party pricing services are generally non-binding. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. In obtaining such valuation information from third parties, the Bank generally evaluates the prices for reasonableness in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of June 30, 2009 and December 31, 2008, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between it and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at June 30, 2009 and December 31, 2008.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

The carrying values and estimated fair values of the Bank’s financial instruments as of June 30, 2009 were as follows (in thousands):

2009 FAIR VALUE SUMMARY

Financial Instruments	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$12,473	$12,473
Deposits with other FHLBanks	2,614	2,614
Federal funds sold	8,202,000	8,202,000
Trading securities	3,827,305	3,827,305
Available-for-sale securities	1,536,608	1,536,608
Held-to-maturity securities	18,447,139	16,636,699
Mortgage loans held for portfolio, net	2,833,348	2,918,912
Advances, net	134,502,617	134,155,381
Accrued interest receivable	600,554	600,554
Derivative assets	50,396	50,396

Liabilities:
Deposits	(4,147,790)	(4,148,653)
Consolidated obligations, net:
Discount notes	(38,672,030)	(38,706,282)
Bonds	(117,755,528)	(118,273,533)
Mandatorily redeemable capital stock	(106,237)	(106,237)
Accrued interest payable	(698,694)	(698,694)
Derivative liabilities	(714,762)	(714,762)

The carrying values and estimated fair values of the Bank’s financial instruments as of December 31, 2008 were as follows (in thousands):

2008 FAIR VALUE SUMMARY

Financial Instruments	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$27,841	$27,841
Deposits with other FHLBanks	2,888	2,888
Federal funds sold	10,769,000	10,768,763
Trading securities	4,485,929	4,485,929
Held-to-maturity securities	23,118,123	19,593,615
Mortgage loans held for portfolio, net	3,251,074	3,348,375
Advances, net	165,855,546	165,772,958
Accrued interest receivable	775,083	775,083
Derivative assets	91,406	91,406

Liabilities:
Deposits	(3,572,709)	(3,572,475)
Consolidated obligations, net:
Discount notes	(55,194,777)	(55,365,686)
Bonds	(138,181,334)	(138,740,905)
Mandatorily redeemable capital stock	(44,428)	(44,428)
Accrued interest payable	(1,039,002)	(1,039,002)
Derivative liabilities	(1,413,792)	(1,413,792)

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $901.0 billion and $1.1 trillion as of June 30, 2009 and December 31, 2008, respectively, exclusive of the outstanding consolidated obligations for which the Bank is the primary obligor.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“Housing Act”). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of June 30, 2009, the Bank has provided the U.S. Treasury with a listing of collateral amounting to $10.5 billion, which provides for maximum borrowings of $9.1 billion. The amount of collateral available can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009 the Bank has not drawn on this available source of liquidity.

The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2009	As of December 31, 2008
Outstanding notional (in thousands)	$ 11,837,285	$ 10,231,656
Original terms	Less than three months to 16 years	Less than three months to 15 years
Final expiration year	2025	2023

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $36.4 million and $35.0 million as of June 30, 2009 and December 31, 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values under SFAS 149.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2009 and December 31, 2008, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $510.8 million and $1.1 billion, respectively, which can be sold or repledged by those counterparties.

At June 30, 2009, the Bank had committed to the issuance of $1.0 billion (par value) in consolidated obligation bonds, of which $1.0 billion were hedged with associated interest rate swaps, and $209.9 million (par value) in consolidated obligation discount notes, none of which were hedged to associated interest rate swaps. At December 31, 2008, the Bank had committed to the issuance of $3.0 billion (par value) in consolidated obligation bonds of which $2.8 million were hedged with associated interest rate swaps, and $100.2 million (par value) in consolidated obligation discount notes of which $99.2 million were hedged with associated interest rate swaps that had traded but not yet settled.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 23.3 percent of the Bank’s total regulatory capital stock as of June 30, 2009, was considered a related party. Total advances outstanding to Bank of America, N.A. were $39.1 billion and $3.8 billion as of June 30, 2009 and December 31, 2008, respectively. The total advance balance at June 30, 2009 includes the assumption of Countrywide’s advances by Bank of America, N.A. Total deposits held in the name of Bank of America were $100 thousand as of June 30, 2009 and December 31, 2008. No mortgage loans were acquired from Bank of America, N.A. during the six-month periods ended June 30, 2009 and 2008. No mortgage-backed securities were acquired from Bank of America, N.A. during the six-month periods ended June 30, 2009 and June 30, 2008.

Note 16—Subsequent Events

On August 10, 2009, the Bank’s board of directors declared a cash dividend for the second quarter of 2009 in the amount of $15.8 million. The Bank expects to pay the second quarter 2009 dividend on August 14, 2009.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the second quarter and the first six months ended June 30, 2009 and 2008. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2008.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing loans, which the Bank refers to as “advances,” to its members and eligible housing associates. The Bank also makes grants and subsidized advances under the AHP, and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (“COs”) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank delivers competitively-priced credit to help its members meet the credit needs of their communities.

Financial Condition

As of June 30, 2009, total assets were $170.2 billion, a decrease of $38.4 billion, or 18.4 percent, from December 31, 2008. This decrease was due primarily to a $31.4 billion, or 18.9 percent, decrease in advances and a $4.7 billion, or 20.2 percent, decrease in held-to-maturity securities during the period. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due to maturing advances and decreased demand for advances by the Bank’s members. The decrease in held-to-maturity securities during the period was due primarily to $2.5 billion in proceeds received for principal repayments and maturities, the Bank’s continued decline in its purchase of MBS, and total other-than-temporary impairment losses of $865.0 million recorded on held-to-maturity securities which were subsequently transferred to the Bank’s available-for-sale portfolio. Available-for-sale securities were $1.5 billion as of June 30, 2009 compared to $0 as of December 31, 2008. These securities represent private-label MBS previously held in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss and subsequently transferred to the Bank’s available-for-sale portfolio.

As of June 30, 2009, total liabilities were $162.3 billion, a decrease of $37.3 billion, or 18.7 percent, from December 31, 2008. This decrease was due primarily to a $36.9 billion, or 19.1 percent, decrease in COs during the period. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

As of June 30, 2009, total capital was $7.9 billion, a decrease of $1.0 billion, or 11.6 percent, from December 31, 2008. This decrease was due primarily to a $1.1 billion increase in accumulated other comprehensive loss during the period. The increase in accumulated other comprehensive loss was due primarily to the adoption of FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. This adoption resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and other comprehensive loss (increase) as of the date of adoption and the recording of $966.6 million related to the noncredit portion of other-than-temporary impairment losses in other comprehensive loss during the first six months of 2009. The Bank’s retained earnings were $803.6 million as of June 30, 2009, an increase of $368.7 million, or 84.8 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of FSP FAS 115-2 and FAS 124-2, as previously discussed, and the recording of $190.2 million in net income for the first six months of 2009.

Results of Operations

The Bank recorded net income of $191.7 million for the second quarter of 2009, an increase of $83.0 million, or 76.4 percent, from net income of $108.7 million for the second quarter of 2008. The increase in net income during the period was due primarily to a $181.8 million increase in net gains on derivatives and hedging activities and a $114.6 million decrease in net losses on trading securities, offset by a $136.7 million decrease in net interest income, the recording of net impairment losses in earnings of $46.2 million, and a $29.9 million increase in total assessments. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in net losses on trading securities was due primarily to the impact of changes in interest rates on trading securities during the period. The decrease in net interest income during the period was due primarily to the write-off of SFAS 133-related basis adjustments on advances that were prepaid during the second quarter of 2009 and amortization related to discontinued hedging activities.

The Bank recorded net income of $190.2 million for the first six months of 2009, a decrease of $35.1 million, or 15.6 percent, from net income of $225.3 million for the same period in 2008. The decrease in net income during the period was due primarily to a $308.7 million decrease in net interest income, the recording of net impairment losses on private-label MBS recognized in earnings of $135.1 million, and a $25.6 million increase on net losses on trading securities, offset by a $423.2 million increase in net gains on derivatives and hedging activities and a $12.6 million decrease in total assessments. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The increase in net losses on trading securities is due primarily to the impact of changes in interest rates on trading securities during the period. As discussed above, net interest income decreased as a result of the write-off of SFAS 133-related basis adjustments on advances that were prepaid during the second quarter of 2009 and amortization related to discontinued hedging activities.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (“ROE”) to three-month average LIBOR. The Bank’s ROE was 10.3 percent for the second quarter of 2009, compared to 5.13 percent for the second quarter of 2008. ROE increased between the periods primarily as a result of increased net income and decreased capital as discussed above. ROE spread to three-month average LIBOR increased between the periods, equaling 9.50 percent for the second quarter of 2009 as compared to 2.38 percent for the second quarter of 2008. The increase in this spread was due primarily to the increased ROE during the period.

The Bank’s annualized ROE was 4.97 percent for the first six months of 2009, compared to 5.42 percent for the same period in 2008. ROE spread to three-month average LIBOR increased between the periods, equaling 3.93 percent for the first six months of 2009 as compared to 2.40 percent for the same period in 2008. The increase in this spread was due primarily to a 198 basis point decrease in three-month average LIBOR during the first six months of 2009 compared to a 45 basis point decrease in ROE during the first six months of 2008.

The Bank’s interest rate spread decreased by 19 basis points and 23 basis points for the second quarter and the first six months of 2009, respectively, compared to the same periods in 2008. The decrease in interest rate spread during these periods was due primarily to advances repricing faster than corresponding liabilities in the lower rate environment. In addition, lower yields on advances due to the write-off of SFAS 133-related basis adjustments on advances that were prepaid during the second quarter of 2009 contributed to the decrease in interest rate spread.

Credit Risk and Capital Management

As a result of recent market conditions, delinquency and foreclosure rates have increased significantly nationwide. Additionally, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders of foreclosed real estate. These trends may continue throughout 2009 and into the foreseeable future. The uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of MBS. During the second quarter and first six months of 2009, the Bank recorded net impairment losses recognized in earnings of $46.2 million and $135.1 million, respectively, related to private-label MBS in the Bank’s held-to-maturity and available-for-sale securities portfolios. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record additional material other-than-temporary impairment losses in future periods, which could affect the Bank’s financial condition and results of operations.

According to the Federal Deposit Insurance Corporation (the “FDIC”), during the second quarter of 2009, 24 FDIC-insured institutions were closed and the FDIC was named receiver, compared to 21 institutions that were closed during the first quarter of 2009. Seven of the FDIC-insured institutions that were closed during the second quarter of 2009 were members of the Bank. Additionally, a state-chartered life insurance company member was placed under the receivership for rehabilitation by its state regulator, a status similar to an FDIC conservatorship. Between July 1, 2009 and July 31, 2009, eight FDIC-insured member institutions were closed and the FDIC was named receiver. All outstanding advances to those institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC. As of July 31, 2009, all advances to the institution under receivership for rehabilitation continued to be outstanding and interest payments were being made in accordance with their terms, pending resolution of the receivership for rehabilitation. There has been no material effect to the Bank’s financial condition or results of operations as a result of these closures or of the receivership for rehabilitation.

At the time of their closure or receivership for rehabilitation, these institutions were assigned a credit risk rating of 10 by the Bank (10 being the greatest amount of credit risk). As of June 30, 2009, 103 borrowers were assigned a credit risk rating of 10 by the Bank, compared to 50 at December 31, 2008. As of July 31, 2009, 126 borrowers were assigned a credit risk rating of 10 by the Bank. Credit risk ratings are assigned and updated based in part on financial information available only on a trailing basis. The failure of a material number of the Bank’s members could have a material negative effect on the Bank’s financial condition and results of operations.

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

On March 25, 2009, the Bank announced that due to the ongoing uncertainty in financial markets, the Bank no longer would provide dividend guidance prior to the end of each quarter. The Bank expects to make any dividend determination after the end of each quarter and after quarterly results are known. For the second quarter of 2009, the Bank’s board of directors approved an annualized dividend rate of 0.84 percent. The Bank did not pay a dividend for the first quarter of 2009. Given the continued volatility in the financial markets and the Bank’s conservative financial management approach in light of these conditions, future dividends, if any, may continue to be affected, which may adversely affect member demand for advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s financial condition and results of operations.

On February 27, 2009 the Bank announced certain capital management changes that the Bank believes will facilitate capital management. These changes included an increase in the Subclass B1 membership stock requirement cap from $25 million to $26 million and a change in the process for evaluating and approving excess activity-based stock repurchases from a daily to a quarterly review cycle. While the Bank took these steps to manage capital until markets improve, these changes could affect demand for member advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s financial condition and results of operations.

Business Outlook

The continued instability of the markets, along with a number of responsive actions by the government, could continue to impact negatively the Bank’s funding costs, ability to issue long-term debt, and advance demand.

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

While advance demand increased significantly during the year ended December 31, 2008 as a result of the general illiquidity of markets, outstanding advances decreased during the second quarter of 2009 and the Bank expects that outstanding advances will continue to decrease during 2009 in light of maturing advances, prepayments as a result of member closures, an anticipated reduced need for funding by the Bank’s members in light of their increased deposits, slower loan growth and the government programs discussed above. Further, to the extent that the Bank does not pay dividends or pays dividends at less than historical spreads, such action may adversely affect member demand for advances.

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

To the extent that the FHLBanks’ cost of funds increase, member institutions, in turn, experience higher costs for advance borrowings. During the second half of 2008 and the first quarter of 2009, the Bank experienced difficulty in issuing attractively-priced long-term debt. The continuation of this trend could have a material adverse effect on the Bank’s results of operations. However, the Bank expects that its funding needs in 2009 will be less than its funding needs in 2008 due to its anticipated decrease in advance demand. Additionally, during the second quarter of 2009, the Bank experienced a slight improvement in its funding costs and ability to issue longer-term and structured debt, as the decrease in LIBOR rates during the period caused investors to seek this type of debt, as compared to discount notes, for additional yields. Nonetheless, to the extent that the Bank’s cost of funds or liquidity is affected negatively for an extended period of time, the Bank’s business and ability to offer advances could be materially adversely affected.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of June 30, 2009		As of December 31, 2008		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$134,502,617	79.02	$165,855,546	79.52	$(31,352,929)	(18.90)
Long-term investments	23,811,052	14.00	27,604,052	13.24	(3,793,000)	(13.74)
Federal funds sold	8,202,000	4.82	10,769,000	5.16	(2,567,000)	(23.84)
Mortgage loans, net	2,833,348	1.66	3,251,074	1.56	(417,726)	(12.85)
Deposits with other FHLBanks	2,614	—	2,888	—	(274)	(9.49)
Other assets	854,215	0.50	1,081,780	0.52	(227,565)	(21.04)

Total assets	$170,205,846	100.00	$208,564,340	100.00	$(38,358,494)	(18.39)

Consolidated obligations, net:
Bonds	$117,755,528	72.54	$138,181,334	69.20	$(20,425,806)	(14.78)
Discount notes	38,672,030	23.82	55,194,777	27.64	(16,522,747)	(29.94)
Deposits	4,147,790	2.55	3,572,709	1.79	575,081	16.10
Other liabilities	1,772,130	1.09	2,722,584	1.37	(950,454)	(34.91)

Total liabilities	$162,347,478	100.00	$199,671,404	100.00	$(37,323,926)	(18.69)

Capital stock	$8,118,583	103.31	$8,462,995	95.17	$(344,412)	(4.07)
Retained earnings	803,577	10.23	434,883	4.89	368,694	84.78
Accumulated other comprehensive loss	(1,063,792)	(13.54)	(4,942)	(0.06)	(1,058,850)	(21,425.54)

Total capital	$7,858,368	100.00	$8,892,936	100.00	$(1,034,568)	(11.63)

Advances

Advances were $134.5 billion at June 30, 2009, a decrease of $31.4 billion, or 18.9 percent, from December 31, 2008. This decrease was due to maturing advances, prepayments as a result of member failures and decreased demand for advances by the Bank’s members. The decreased demand for advances by the Bank’s members was primarily a result of their increased deposits, slower loan growth and government programs that provide them with alternative sources of funding. At June 30, 2009, 85.3 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $128.5 billion of advances outstanding as of June 30, 2009, $102.6 billion, or 79.9 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was $118.9 billion, or 76.1 percent, of the par value of advances. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollar amounts in billions):

	Advances to 10 Largest Borrowing Institutions	Percent of Total Advances Outstanding (%)
June 30, 2009	$86.0	67.0
December 31, 2008	102.7	65.7

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

The Bank’s short-term investments consist of overnight federal funds and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/ (Decrease)
	As of June 30, 2009	As of December 31, 2008	Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2,614	$2,888	$(274)	(9.49)
Federal funds sold	8,202,000	10,769,000	(2,567,000)	(23.84)

Total short-term investments	$8,204,614	$10,771,888	$(2,567,274)	(23.83)

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$3,658,337	$4,171,725	$(513,388)	(12.31)
Other FHLBanks’ bonds	154,885	300,135	(145,250)	(48.39)
State or local housing agency obligations	14,083	14,069	14	0.10
Available-for-sale securities:
Mortgage-backed securities:
Private label	1,536,608	—	1,536,608	100.00
Held-to-maturity securities:
State or local housing agency obligations	136,756	101,105	35,651	35.26
Mortgage-backed securities:
U.S. agency obligations-guaranteed	36,254	38,545	(2,291)	(5.94)
Government-sponsored enterprises	6,750,050	7,060,082	(310,032)	(4.39)
Private label	11,524,079	15,918,391	(4,394,312)	(27.61)

Total long-term investments	$23,811,052	$27,604,052	$(3,793,000)	(13.74)

Short-term investments were $8.2 billion at June 30, 2009, a decrease of $2.6 million, or 23.8 percent, from December 31, 2008. The decrease in short-term investments was due to the decrease in overnight federal funds during the period as market conditions improved and the Bank’s need for this source of liquidity eased. Currently, the Bank expects its federal funds holdings to stabilize at this level for the near-term.

Long-term investments were $23.8 billion at June 30, 2009, a decrease of $3.8 billion, or 13.7 percent, from December 31, 2008. The decrease in long-term investments was due primarily to principal prepayments and maturities and the Bank’s continued decline in its purchase of MBS during this same period. In addition, during the second quarter and first six months of 2009, the Bank recorded total other-than-temporary impairment losses of $403.6 million and $1.1 billion, respectively, related to its private-label MBS.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent or, in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. In light of current market conditions, the Bank attempts to maintain this ratio at 250 percent to 275 percent to help to maximize and stabilize earnings. These investments amounted to 249 percent and 258 percent of total capital plus mandatorily redeemable capital stock at June 30, 2009 and December 31, 2008, respectively.

The Bank had a total of 22 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $1.1 billion as of June 30, 2009. The Bank had a total of 223 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $2.0 billion as of June 30, 2009. As of December 31, 2008, the Bank had a total of 279 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $3.7 billion. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security.

To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating; the duration and amount of the unrealized loss; and any credit enhancements. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. As a result of this security-level review, for the period ending June 30, 2009, the Bank identified 76 individual securities believed to be at risk for other-than-temporary impairment. These securities are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain economic environment assumptions, such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds, while factoring in underlying collateral and credit enhancement.

On April 28, 2009 and May 7, 2009, the FHFA provided the FHLBanks with guidance on the process for determining other-than-temporary impairment with respect to private-label MBS and the Bank’s adoption of recent FASB guidance governing the accounting for other-than-temporary impairment in the first quarter of 2009. The goal of the FHFA guidance is to promote consistency in the determination of other-than-temporary impairment for private-label MBS among all FHLBanks. Recognizing that many of the FHLBanks desired to early adopt the FASB other-than-temporary impairment guidance, the FHFA guidance also required that all FHLBanks early adopt the FASB other-than-temporary impairment guidance in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining other-than-temporary impairment. The Bank adopted the FASB other-than-temporary impairment guidance, applied in accordance with the FHFA guidance as further described below, effective January 1, 2009.

Beginning with the second quarter of 2009, consistent with the objectives in the FHFA guidance, the FHLBanks formed an Other-than-Temporary Impairment Governance Committee (the “OTTI Committee”) with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The OTTI Committee charter was approved on June 11, 2009 and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

In accordance with FHFA guidance, the Bank engaged FHLBank Dallas to perform the cash flow analysis underlying its other-than-temporary impairment determination. Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks. With respect to such commonly-owned securities (of which there were 20 at June 30, 2009), FHLBank San Francisco performed the cash flow analysis underlying the Bank’s other-than-temporary impairment determination.

In order to promote consistency in the application of the assumptions and implementation of the other-than-temporary impairment methodology, the FHLBanks have established control procedures whereby the FHLBanks performing cash flow analysis select a sample group of private-label MBS and each performs cash flow analyses on all such test MBS, using the assumptions approved by the OTTI Committee. These FHLBanks exchange and discuss the results and make any adjustments necessary to achieve consistency among their respective cash flow models.

For the period ending June 30, 2009, the Bank completed its other-than-temporary impairment analysis and made its other-than-temporary impairment determination utilizing the key modeling assumptions approved by the OTTI Committee (on which the Bank had representation). Based on the impairment analysis described above, the Bank recognized an other-than-temporary impairment loss of $403.6 million and $1.1 billion related to 22 private-label MBS in its held-to-maturity securities portfolio for the second quarter and first six months of 2009, respectively. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of this other-than-temporary impairment loss of $46.2 million and $135.1 million for the second quarter and first six months of 2009, respectively, is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $357.3 million and $966.6 million for the second quarter and first six months of 2009, respectively, is reflected as a component of other comprehensive loss. The remainder of the Bank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $2.8 billion at June 30, 2009, a decrease of $417.7 million, or 12.9 percent, from December 31, 2008. The decrease in mortgage loans held was due to the maturity of these assets during the period. In 2006, the Bank ceased purchasing assets under the Affordable Multifamily Participation Program, and in 2008 the Bank ceased purchasing assets under the Mortgage Partnership Finance® Program (“MPF® Program”). Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”).

As of June 30, 2009 and December 31, 2008, the Bank’s mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 91.9 percent of the $170.2 billion in total assets at June 30, 2009, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2008.

Consolidated obligation bonds were $117.8 billion at June 30, 2009, a decrease of $20.4 billion, or 14.8 percent, from December 31, 2008. Consolidated obligation discount notes were $38.7 billion at June 30, 2009, a decrease of $16.5 billion, or 29.9 percent, from December 31, 2008. The decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during the period. Also reflected is a slight shift in investor demand towards consolidated obligation bonds from consolidated obligation discount notes. Consolidated obligation bonds outstanding at June 30, 2009 and December 31, 2008 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into short-term interest rates, usually based on LIBOR. Of the par value of $116.2 billion of consolidated obligation bonds outstanding as of June 30, 2009, $75.3 billion, or 64.8 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was $92.7 billion, or 68.3 percent, of the par value of consolidated obligation bonds.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $4.1 billion as of June 30, 2009, compared to $3.6 billion as of December 31, 2008.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2009.

Other Liabilities

Other liabilities were $1.8 billion at June 30, 2009, a decrease of $950.5 million, or 34.9 percent, from December 31, 2008. This decrease during the period was due primarily to a $699.0 million decrease in derivative liabilities due to the interaction of interest rates on associated derivatives and a $340.3 million decrease in accrued interest payable related to the decrease in consolidated obligations.

Capital and Retained Earnings

Total capital was $7.9 billion at June 30, 2009, a decrease of $1.0 billion, or 11.6 percent, from December 31, 2008. This decrease was due primarily to a $1.1 billion increase in accumulated other comprehensive loss during the period. The increase in accumulated other comprehensive loss was due primarily to the adoption of FSP FAS 115-2 and FAS 124-2 as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and other comprehensive loss (increase) as of the date of adoption and the recording of $966.6 million related to the noncredit portion of other-than-temporary impairment losses in other comprehensive loss during the first six months of 2009.

The Bank’s retained earnings were $803.6 million as of June 30, 2009, an increase of $368.7 million, or 84.8 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of FSP

FAS 115-2 and FAS 124-2 as discussed above and the recording of $190.2 million in net income for the first six months of 2009.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of June 30, 2009		As of December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$5,062,414	$9,028,397	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	5.30%	4.00%	4.29%
Total regulatory capital*	$6,808,234	$9,028,397	$8,342,574	$8,942,306
Leverage ratio	5.00%	7.96%	5.00%	6.43%
Leverage capital	$8,510,292	$13,542,596	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $106.2 million and $44.4 million in mandatorily redeemable capital stock at June 30, 2009 and December 31, 2008, respectively.

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

Under the regulation, the Director will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On July 29, 2009, the Bank received notification from the Director that, based on March 31, 2009 data, the Bank meets the definition of “adequately capitalized.”

As of June 30, 2009, the Bank had capital stock subject to mandatory redemption from 29 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 13 members and former members as of December 31, 2008. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. During 2008, if activity-based stock became excess stock as a result of an activity no longer remaining outstanding, the Bank generally repurchased the excess activity-based stock if the dollar amount of excess stock exceeded the threshold specified by the Bank, which in 2008 was $100 thousand. As of June 30, 2009 and December 31, 2008, the Bank’s activity-based stock included $929.2 million and $13.2 million, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members. On February 27, 2009, the Bank notified members of an increase in the excess stock threshold amount to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2009 and 2008, and provides information regarding the changes during the periods (dollar amounts in thousands):

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2009	2008			2009	2008
Net interest income	$103,963	$240,623	$(136,660)	(56.79)	$139,685	$448,339	$(308,654)	(68.84)

Other income (loss)	186,065	(64,722)	250,787	387.48	176,020	(86,642)	262,662	303.16

Other expense	29,123	27,934	1,189	4.26	56,635	54,749	1,886	3.44

Total assessments	69,227	39,302	29,925	76.14	68,875	81,487	(12,612)	(15.48)

Net income	191,678	108,670	83,008	76.39	190,174	225,311	(35,137)	(15.59)

The Bank recorded net income of $191.7 million for the second quarter of 2009, an increase of $83.0 million, or 76.4 percent, from net income of $108.7 million for the second quarter of 2008. The increase in net income during the period was due primarily to a $181.8 million increase in net gains on derivatives and hedging activities and a $114.6 million decrease in net losses on trading securities, offset by a $136.7 million decrease in net interest income, the recording of net impairment losses in earnings of $46.2 million, and a $29.9 million increase in total assessments. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in net losses on trading securities was due primarily to the impact of changes in interest rates on trading securities during the period. The decrease in net interest income during the period was due primarily to the write-off of SFAS 133-related basis adjustments on advances that were prepaid during the second quarter of 2009 and amortization related to discontinued hedging activities.

The Bank recorded net income of $190.2 million for the first six months of 2009, a decrease of $35.1 million, or 15.6 percent, from net income of $225.3 million for the same period in 2008. The decrease in net income during the period was due primarily to a $308.7 million decrease in net interest income, the recording of net impairment losses recognized in earnings of $135.1 million, and a $25.6 million increase on net losses on trading securities, offset by a $423.2 million increase in net gains on derivatives and hedging activities and a $12.6 million decrease in total assessments. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The increase in net losses on trading securities is due primarily to the impact of changes in interest rates on trading securities during the period. As discussed above, net interest income decreased as a result of the write-off of SFAS 133-related basis adjustments on advances that were prepaid during the second quarter of 2009 and amortization related to discontinued hedging activities.

Net Interest Income

A primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on consolidated obligations, deposits, and other borrowings. Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and SFAS 133-related adjustments.

Net interest income was $104.0 million for the second quarter of 2009, a decrease of $136.7 million, or 56.8 percent, from the second quarter of 2008. The Bank’s net interest income for the first six months of 2009 was $139.7 million, a decrease of $308.7 million, or 68.8 percent, from net interest income of $448.3 million for the same period in 2008. The decline in net interest income resulted from:

•	holding higher average balances of short-term investments for liquidity purposes at lower earning interest rates;
•	rates on interest-earning assets repricing faster than rates on interest-bearing liabilities;
•	write-offs of large SFAS 133-related basis adjustments on advances that were prepaid during the second quarter of 2009; and
•	amortization related to discontinued hedging activities.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2009 and 2008 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under SFAS 133, the net interest income/expense associated with the derivative is included in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under SFAS 133 (“SFAS 133 non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest rate spread. Amortization associated with SFAS 133 basis adjustments also are reflected in net interest income, which affect interest rate spread. As noted in the tables below, during the second quarter and first six months of 2009, compared to the same periods in 2008, the interest rate spread decreased by 19 basis points and 23 basis points, respectively. The decrease in interest rate spread during the periods is due primarily to large write-offs of basis adjustments associated with hedging on prepaid advances reducing interest income as well as increased amortization of the basis adjustment.

Spread and Yield Analysis

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$10,672,797	$5,318	0.20	$10,843,097	$62,003	2.30
Interest-bearing deposits (1)	4,474,937	2,046	0.18	1,143,846	6,386	2.25
Certificate of deposits	—	—	—	720,330	5,100	2.85
Long-term investments (2)	25,359,272	309,950	4.90	29,644,269	373,677	5.07
Advances	141,841,130	278,385	0.79	150,528,183	1,051,238	2.81
Mortgage loans held for portfolio (3)	2,953,044	39,278	5.33	3,475,992	46,382	5.37
Loans to other FHLBanks	1,846	1	0.19	3,791	21	2.23

Total interest-earning assets	185,303,026	634,978	1.37	196,359,508	1,544,807	3.16

Allowance for credit losses on mortgage loans	(877)			(1,000)
Other assets	1,396,232			2,619,228

Total assets	$186,698,381			$198,977,736

Liabilities and Capital
Demand and overnight deposits	$4,541,033	1,108	0.10	$6,455,743	31,675	1.97
Other interest-bearing deposits (4)	86,195	40	0.19	29,020	161	2.23
Short-term borrowings	45,171,675	74,774	0.66	30,359,663	178,853	2.37
Long-term debt	121,197,105	455,006	1.51	147,490,616	1,092,957	2.98
Other borrowings	622,070	87	0.06	37,637	538	5.75

Total interest-bearing liabilities	171,618,078	531,015	1.24	184,372,679	1,304,184	2.84

Noninterest-bearing deposits	—			3,392
Other liabilities	7,643,005			6,084,794
Total capital	7,437,298			8,516,871

Total liabilities and capital	$186,698,381			$198,977,736

Net interest income and net yield on interest-earning assets		$103,963	0.23		$240,623	0.49

Interest rate spread			0.13			0.32

Average interest-earning assets to interest-bearing liabilities			107.97			106.50

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Spread and Yield Analysis

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,238,465	$13,630	0.21	$9,860,137	$140,375	2.86
Interest-bearing deposits (1)	4,938,735	4,599	0.19	1,597,668	22,907	2.88
Certificate of deposits	—	—	—	627,335	10,646	3.41
Long-term investments (2)	26,188,723	639,226	4.92	28,008,266	709,942	5.10
Advances	148,584,340	713,108	0.97	148,512,554	2,528,225	3.42
Mortgage loans held for portfolio (3)	3,066,478	81,728	5.37	3,503,854	93,209	5.35
Loans to other FHLBanks	1,619	2	0.22	3,929	50	2.56

Total interest-earning assets	196,018,360	1,452,293	1.49	192,113,743	3,505,354	3.67

Allowance for credit losses on mortgage loans	(870)			(975)
Other assets	1,773,287			2,759,599

Total assets	$197,790,777			$194,872,367

Liabilities and Capital
Demand and overnight deposits	$4,443,466	2,556	0.12	$6,269,643	79,281	2.54
Other interest-bearing deposits (4)	76,411	72	0.19	27,421	362	2.65
Short-term borrowings	49,131,637	238,224	0.98	29,966,635	449,886	3.02
Long-term debt	127,592,920	1,069,946	1.69	143,850,262	2,526,363	3.53
Other borrowings	611,384	1,810	0.60	38,438	1,123	5.88

Total interest-bearing liabilities	181,855,818	1,312,608	1.46	180,152,399	3,057,015	3.41

Noninterest-bearing deposits	—			11,996
Other liabilities	8,222,728			6,346,529
Total capital	7,712,231			8,361,443

Total liabilities and capital	$197,790,777			$194,872,367

Net interest income and net yield on interest-earning assets		$139,685	0.14		$448,339	0.47

Interest rate spread			0.03			0.26

Average interest-earning assets to interest-bearing liabilities			107.79			106.64

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the second quarter and first six months of 2009, compared to the same periods in 2008, was primarily rate related.

Volume and Rate Table*

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 vs. 2008			2009 vs. 2008
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(959)	$(55,726)	$(56,685)	$36,062	$(162,807)	$(126,745)
Interest-bearing deposits	5,616	(9,956)	(4,340)	16,951	(35,259)	(18,308)
Certificate of deposits	(2,550)	(2,550)	(5,100)	(5,323)	(5,323)	(10,646)
Long-term investments	(52,658)	(11,069)	(63,727)	(45,033)	(25,683)	(70,716)
Advances	(57,426)	(715,427)	(772,853)	1,221	(1,816,338)	(1,815,117)
Mortgage loans held for portfolio	(6,955)	(149)	(7,104)	(11,657)	176	(11,481)
Loans to other FHLBanks	(7)	(13)	(20)	(18)	(30)	(48)

Total	(114,939)	(794,890)	(909,829)	(7,797)	(2,045,264)	(2,053,061)

Increase (decrease) in interest expense:
Demand and overnight deposits	(7,271)	(23,296)	(30,567)	(17,939)	(58,786)	(76,725)
Other interest-bearing deposits	119	(240)	(121)	251	(541)	(290)
Short-term borrowings	61,897	(165,976)	(104,079)	193,098	(404,760)	(211,662)
Long-term debt	(169,328)	(468,623)	(637,951)	(258,989)	(1,197,428)	(1,456,417)
Other borrowings	578	(1,029)	(451)	2,552	(1,865)	687

Total	(114,005)	(659,164)	(773,169)	(81,027)	(1,663,380)	(1,744,407)

(Decrease) increase in net interest income	$(934)	$(135,726)	$(136,660)	$73,230	$(381,884)	$(308,654)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

The table below outlines the overall effect of hedging activities on net interest income and other income (loss) related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net interest income	$103,963	$240,623	$139,685	$448,339

Interest components of hedging activities included in net interest income:
Hedging advances	$(868,098)	$(438,978)	$(1,634,748)	$(535,661)
Hedging consolidated obligations	370,690	287,957	743,190	409,072
Hedging related amortization	(136,931)	16,076	(296,061)	13,097

Net decrease in net interest income	$(634,339)	$(134,945)	$(1,187,619)	$(113,492)

Interest components of derivative activity included in other income (loss):
Purchased options	$11,563	$8,037	$20,569	$9,588
Synthetic macro funding	(8,247)	(8,130)	(19,215)	(13,820)
Trading securities	(36,844)	(37,756)	(70,165)	(52,014)
Other	11	18	25	41

Net decrease in other income (loss)	$(33,517)	$(37,831)	$(68,786)	$(56,205)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net losses on trading securities and net gains (losses) on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2009	2008		2009	2008
Other Income (Loss):
Net impairment losses recognized in earnings	$(46,242)	$—	$(46,242)	$(135,110)	$—	$(135,110)

Service fees	429	588	(159)	1,036	1,260	(224)

Net losses on trading securities	(74,019)	(188,626)	114,607	(107,650)	(82,038)	(25,612)

Net gains (losses) on derivatives and hedging activities	304,958	123,122	181,836	417,250	(5,920)	423,170

Other	939	194	745	494	56	438

Total other income (loss)	$186,065	$(64,722)	$250,787	$176,020	$(86,642)	$262,662

The overall changes in other income (loss) for the second quarter and first six months of 2009, compared to the same periods in 2008, was due primarily to adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities under SFAS 115 was offset by market-value changes in the related derivatives. In addition, during the second quarter and first six months of 2009, the Bank recorded $46.2 million and $135.1 million, respectively, of net impairment losses as part of other income (loss).

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of SFAS 133 non-qualifying hedges in the net gains (losses) on derivatives and hedging activities classification. The following tables detail each of the components of net gains (losses) on derivatives and hedging activities (in thousands):

	Net Gains (Losses) on Derivatives and Hedging Activities
	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/ MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
For the Three Months Ended June 30, 2009
Interest-related	$—	$3,316	$(36,844)	$—	$—	$—	$11	$(33,517)

SFAS 133 qualifying fair value hedges	192,582	—	—	—	(3,274)	7,621	—	196,929

SFAS 133 non-qualifying hedges	—	10,558	130,994	—	—	—	(6)	141,546

Total gains (losses)	$192,582	$13,874	$94,150	$—	$(3,274)	$7,621	$5	$304,958

For the Three Months Ended June 30, 2008
Interest-related	$—	$(93)	$(37,756)	$—	$—	$—	$18	$(37,831)

SFAS 133 qualifying fair value hedges	(22,353)	—	—	—	11,236	(784)	—	(11,901)

SFAS 133 non-qualifying hedges	—	(20,267)	193,499	(238)	—	—	(140)	172,854

Total (losses) gains	$(22,353)	$(20,360)	$155,743	$(238)	$11,236	$(784)	$(122)	$123,122

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions	Total
For the Six Months Ended June 30, 2009
Interest-related	$—	$1,354	$(70,165)	$—	$—	$—	$25	$(68,786)

SFAS 133 qualifying fair value hedges	276,287	—	—	—	15,740	5,072	—	297,099

SFAS 133 non-qualifying hedges	—	15,358	173,604	—	—	—	(25)	188,937

Total gains (losses)	$276,287	$16,712	$103,439	$—	$15,740	$5,072	$—	$417,250

For the Six Months Ended June 30, 2008
Interest-related	$—	$(4,232)	$(52,014)	$—	$—	$—	$41	$(56,205)

SFAS 133 qualifying fair value hedges	(10,163)	—	—	—	4,311	(1,230)	—	(7,082)

SFAS 133 non-qualifying hedges	—	(5,058)	62,558	(146)	—	—	13	57,367

Total gains (losses)	$(10,163)	$(9,290)	$10,544	$(146)	$4,311	$(1,230)	$54	$(5,920)

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability.

Non-interest Expense

Non-interest expense increased during the second quarter of 2009, compared to the same period in 2008, due primarily to a $29.9 million increase in total assessments due to an increase in income during the period. Non-interest expense decreased during the first six months of 2009, compared to the same period in 2008, due primarily to a $12.6 million decrease in total assessments due to a decrease in income during the period.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. At times during the second quarter of 2009, the Bank did not meet its 90-day debt service goal due to continued reliance on consolidated obligation discount notes and other short-term debt because of their attractive pricing and the lack of availability of long-term debt.

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

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which carry government-sponsored enterprise (“GSE”) status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008. However, during this time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. During the second quarter of 2009, the Bank experienced a slight improvement in its funding costs and ability to issue longer-term and structured debt, as the decrease in LIBOR rates during the period caused investors to seek this type of debt, as compared to discount notes, for additional yields.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The maximum borrowings under the Lending Agreement are subject to the federal debt ceiling limits and are based upon eligible collateral. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of June 30, 2009, the Bank has provided the U.S. Treasury with a listing of advance collateral amounting to $10.5 billion, which provides for maximum borrowings of $9.1 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, the Bank has not drawn on this available source of liquidity.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions in Financial Interpretation Number 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations at June 30, 2009 or December 31, 2008. As of June 30, 2009, the FHLBanks had $1.1 trillion in aggregate par value of consolidated obligations issued and outstanding, $154.9 billion of which was attributable to the Bank.

As of June 30, 2009, the Bank had outstanding standby letters of credit of approximately $11.8 billion with original terms of less than three months to 16 years, with the longest final expiration in 2025. Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank converts such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of June 30, 2009.

Contractual Obligations

As of June 30, 2009, there has been no a material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

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

Credit Risk

The Bank faces credit risk primarily with respect to its advances, investments, derivatives and mortgage loans.

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

	As of June 30, 2009		As of December 31, 2008
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	114	$4,311,042	207	$7,786,864
5-7	297	28,607,130	436	70,081,172
8	179	76,623,044	134	22,064,197
9	190	11,444,305	101	46,662,050
10	103	6,376,712	50	7,612,959

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

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (“LCV”), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. Borrowers with a credit risk rating of nine or 10 currently must maintain higher collateral balances. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The following table provides information about the types of collateral held for the Bank’s advances (dollar amounts in thousands):

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2009	$128,475,978	$228,406,858	60.6	15.2	24.2

As of December 31, 2008	156,269,156	272,879,687	58.2	14.9	26.9

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2009.

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

In addition, Finance Agency regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Agency prohibits the Bank from purchasing any of the following:

•	Interest-only or principal-only stripped MBS, collateralized mortgage obligations (“CMOs”), and real estate mortgage-investment conduits (“REMICS”)
•	Residual-interest or interest-accrual classes of CMOs and REMICs
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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $11.4 billion at December 31, 2008 to $8.8 billion as of June 30, 2009. As of June 30, 2009, the Bank had unsecured credit exposure to three non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank did not have any unsecured credit exposure to any counterparties in excess of five percent but less than 10 percent of total unsecured credit exposure.

Mortgage–backed Securities

The Bank’s RMP permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s long-term investment portfolio as of June 30, 2009 included $13.1 billion of private-label MBS, which represented a substantial portion, or 54.9 percent of the carrying value, of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s private-label MBS held at June 30, 2009, based on their credit ratings as of June 30, 2009 and August 7, 2009 (in thousands). The credit ratings reflect the lowest rating as reported by a NRSRO.

	As of June 30, 2009
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$7,273,201	$6,374,340

AA	660,943	520,698

A	1,362,106	1,077,856

BBB	368,939	247,581

BB	873,857	623,998

B	2,146,701	1,368,202

CCC	1,433,911	838,362

Total	$14,119,658	$11,051,037

	As of August 7, 2009
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$5,937,651	$5,308,932

AA	1,263,038	1,006,996

A	1,907,829	1,514,093

BBB	152,529	117,317

BB	518,911	419,586

B	2,193,648	1,438,516

CCC	1,861,336	1,063,534

CC	78,018	57,624

C	206,698	124,439

Total	$14,119,658	$11,051,037

The table below provides information on the credit ratings of the Bank’s private-label MBS held at December 31, 2008 (in thousands). The credit ratings reflect the lowest rating as reported by a NRSRO.

	As of December 31, 2008
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$13,823,733	$10,845,358

AA	915,440	594,561

A	582,658	381,914

BBB	432,153	294,703

BB	24,539	14,063

B	72,246	72,246

CCC	67,622	73,513

Total	$15,918,391	$12,276,358

A portion of the Bank’s private-label MBS, or 42.1 percent, was rated AAA as of August 7, 2009 and 23.5 percent were rated AA to BBB as of August 7, 2009. Subsequent to June 30, 2009, approximately $2.6 billion, or 18.5 percent of the Bank’s private-label MBS have been downgraded as of August 7, 2009 as outlined in the below table (in thousands):

	Rating Agency Actions as of August 7, 2009
	Downgraded and Stable
	To Double A	To Single A	To Below Investment Grade
Private-label MBS	$666,090	$615,994	$1,335,498

Total amortized cost	$666,090	$615,994	$1,335,498

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universal accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At June 30, 2009, based on the classification by the originator at the time of origination, approximately 90 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The tables below provide additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollar amounts in thousands).

	Credit Ratings of Private-label MBS Backed by Prime Loans June 30, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment grade:

AAA-rated	$6,488,579	$6,447,249	$(790,340)	1.93

AA-rated	530,486	526,235	(127,336)	4.36

A-rated	1,328,489	1,325,281	(282,674)	4.85

BBB-rated	381,443	368,939	(121,357)	9.34

Below Investment Grade	4,087,698	3,960,058	(1,368,437)	13.70

Total	$12,816,695	$12,627,762	$(2,690,144)	6.31

	Credit Ratings of Private-label MBS Backed by Alt-A Loans June 30, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment grade:

AAA-rated	$823,187	$825,952	$(109,892)	3.66

AA-rated	135,011	134,707	(12,908)	3.32

A-rated	36,903	36,825	(1,576)	4.17

Below Investment Grade	506,484	494,412	(255,472)	28.14

Total	$1,501,585	$1,491,896	$(379,848)	11.90

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollar amounts in thousands).

	As of June 30, 2009
	AAA		AA		A		BBB
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses
Prime - Year of Issuance:
2004 and prior	$5,211,923	$(480,360)	$15,671	$(4,914)	$361,886	$(88,118)	$73,042	$(18,865)
2005	797,776	(201,682)	145,444	(31,582)	834,611	(171,222)	42,194	(7,945)
2006	—	—	192,827	(47,505)	—	—	141,697	(50,159)
2007	478,880	(108,298)	77,475	(11,829)	131,992	(23,334)	124,510	(44,388)
2008	—	—	99,069	(31,506)	—	—	—	—

Total Prime	6,488,579	(790,340)	530,486	(127,336)	1,328,489	(282,674)	381,443	(121,357)

Alt-A- Year of Issuance:
2004 and prior	823,187	(109,892)	135,011	(12,908)	36,903	(1,576)	—	—
2005	—	—	—	—	—	—	—	—
2007	—	—	—	—	—	—	—	—

Total Alt-A	823,187	(109,892)	135,011	(12,908)	36,903	(1,576)	—	—

Total	$7,311,766	$(900,232)	$665,497	$(140,244)	$1,365,392	$(284,250)	$381,443	$(121,357)

	As of June 30, 2009
	Below Investment Grade		Total
	Unpaid Principal Balance	Gross Unrealized Losses	Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support Percentage (%)
Prime-Year of Issuance:
2004 and prior	$28,177	$(8,606)	$(600,863)	2.9	5.9
2005	1,231,630	(349,514)	(761,945)	6.3	8.3
2006	1,169,847	(420,836)	(518,500)	9.4	9.9
2007	1,422,145	(544,999)	(732,848)	12.0	12.1
2008	235,899	(44,482)	(75,988)	15.7	16.4

Total Prime	4,087,698	(1,368,437)	(2,690,144)	6.4	8.3

Alt-A-Year of Issuance:
2004 and prior	—	—	(124,376)	6.6	10.7
2005	415,605	(226,875)	(226,875)	26.6	27.5
2007	90,879	(28,597)	(28,597)	12.3	10.5

Total Alt-A	506,484	(255,472)	(379,848)	12.5	15.3

Total	$4,594,182	$(1,623,909)	$(3,069,992)	7.0	9.0

Fair Value as a Percentage of Unpaid Principal Balance (%)

By Year of Issuance

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Private-label MBS by Year of Issuance
Prime:
2009	—	—	—	—	—
2008	77	54	66	86	96
2007	64	73	72	78	94
2006	63	57	64	80	95
2005	74	66	70	83	95
2004 and earlier	89	86	83	88	94

Weighted-average of all Prime	78	75	76	84	95

Alt-A:
2009	—	—	—	—	—
2008	—	—	—	—	—
2007	63	72	74	68	88
2006	—	—	—	—	—
2005	44	44	51	69	72
2004 and earlier	88	89	89	81	83

Weighted-average of all Alt-A	74	76	78	77	80

Weighted-average of all private-label MBS	77	75	76	83	93

The table below provides information on the interest-rate payment terms of the Bank’s MBS backed by prime and Alt-A loans (in thousands).

	As of June 30, 2009			As of December 31, 2008
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$2,964,285	$9,852,410	$12,816,695	$3,536,058	$10,997,724	$14,533,782
Alt-A	807,407	694,178	1,501,585	1,116,874	517,784	1,634,658

Total unpaid principal balance	3,771,692	10,546,588	14,318,280	4,652,932	11,515,508	16,168,440

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure and real estate owned. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different than the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred as of June 30, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings (dollar amounts in thousands):

Year of Securitization	Number of Securities	Unpaid Principal Balance	Significant Inputs
			Prepayment Rates		Default Rates		Loss Severities
			Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Alt-A:
2007	7	$1,072,539	13.8	10.8 to 17.0	43.4	40.4 to 51.6	40.0	36.7 to 41.8
2006	4	373,402	14.6	12.7 to 16.1	47.2	43.1 to 50.6	38.9	33.2 to 43.8
2005	6	732,600	14.4	8.3 to 19.4	49.2	30.9 to 76.7	41.5	34.3 to 48.0

Total	17	$2,178,541	14.1	8.3 to 19.4	46.0	30.9 to 76.7	40.3	33.2 to 48.0

As previously discussed, the Bank recognized an other-than-temporary impairment loss of $403.6 million and $1.1 billion related to its private-label MBS for the second quarter and first six months of 2009, respectively. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of this other-than-temporary impairment loss of $46.2 million and $135.1 million for the second quarter and first six months of 2009, respectively, is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $357.3 million and $966.6 million for the second quarter and first six months of 2009, respectively, is reflected as a component of other comprehensive loss. The table below summarizes the total other-than-temporary impairment loss recorded during the period by classification and by the duration of the unrealized loss prior to impairment (in thousands):

	Three Months Ended June 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$273,010	$273,010
Alt-A	—	130,574	130,574

Total securities impairments	$—	$403,584	$403,584

	Six Months Ended June 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$971,148	$971,148
Alt-A	—	130,574	130,574

Total securities impairments	$—	$1,101,722	$1,101,722

The remainder of the Bank’s private-label MBS that has not been designated as other-than-temporarily impaired has experienced significant unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to recover the amortized cost basis of these securities, the Bank does not intend to sell the securities, and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS, and government-sponsored enterprises MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record material other-than-temporary impairment losses in future periods, which could affect the Bank’s financial condition and results of operations.

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

As of June 30, 2009, the Bank had $215.0 billion in total notional amount of derivatives outstanding compared to $240.2 billion at December 31, 2008. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of June 30, 2009, 99.4 percent of the total notional amount of outstanding derivative transactions was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc, that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2008, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 27 counterparties with a credit rating of A or better. Of these counterparties, there were five, Barclays Bank Plc, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc and Merrill Lynch & Co. Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of June 30, 2009

Credit Rating:	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$4,170,211	$—	$—	$—

AA	65,995,160	14,244	—	14,244

A	143,626,304	101,291	95,427	5,864

BBB	40,000	321	—	321

Member institutions*	1,171,877	4,269	—	—

Total derivatives	$215,003,552	$120,125	$95,427	$20,429

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement , and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2008

Credit Rating:	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$4,487,365	$—	$—	$—

AA	86,833,819	108,627	69,747	38,880

A	147,626,848	2,382	—	2,382

Member institutions*	1,266,126	6,692	—	—

Total derivatives	$240,214,158	$117,701	$69,747	$41,262

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

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

Mortgage Loan Programs

The Bank stopped accepting additional MPF Program master commitments as of February 4, 2008, and as of June 30, 2008, ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended new acquisitions of mortgage loans under MPP.

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution (“PFI”). These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of June 30, 2009, several of the Bank’s mortgage insurance providers have had their ratings for claims paying ability or insurer financial strength downgraded below AA by one or more NRSROs. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of June 30, 2009.

Critical Accounting Policies and Estimates

Other-Than-Temporary Impairment Analysis

The Bank applies SFAS 115, as amended by FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FSP FAS 115-2 and 124-2, to determine whether the Bank’s investment securities have incurred other-than-temporary impairment. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS that was determined to be other-than-temporarily impaired in a previous reporting period as well as those with adverse risk characteristics as of June 30, 2009. The adverse risk characteristics used to select securities for cash flow analysis included: the duration and magnitude of the unrealized loss, NRSRO credit ratings below investment grade, and criteria related to the credit performance of the underlying collateral, including the ratio of credit enhancement to expected collateral losses and the ratio of seriously delinquent loans to credit enhancement. As a result of this security-level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. These at risk securities are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain assumptions, such as future changes in home prices, prepayments, default rates and loss severity. If the present value of the expected cash flows of a particular security is less than the security’s amortized cost basis, the security is considered to be other-than temporarily impaired.

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

Recently Issued and Adopted Accounting Standards

SFAS 161, issued in March 2008, required enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures must discuss (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (“SFAS 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 with earlier adoption allowed. The Bank adopted SFAS 161 as of January 1, 2009. The adoption of SFAS 161 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of SFAS 161 resulted in increased financial statement disclosures.

FSP FAS 157-4, issued in April 2009, is intended to provide application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS No. 157, Fair Value Measurements. FSP FAS 157-4 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). The Bank adopted FSP FAS 157-4 as of January 1, 2009. The adoption of FSP FAS 157-4 did not have a material effect on the Bank’s financial condition or results of operations.

FSP FAS 115-2 and FAS 124-2, issued in April 2009, is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in GAAP for debt securities. The new guidance improves the presentation and disclosure of other-than-temporary impairment on investment securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities.

For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive loss and will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security subsequently is sold or additional other-than-temporary impairment losses are recognized). The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

FSP FAS 107-1 and APB 28-1, issued in April 2009, amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 107-1 and APB 28-1 is permitted only if an election also is made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP FAS 107-1 and APB 28-1 on January 1, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of FSP FAS 107-1 and APB 28-1 resulted in increased financial statement disclosures.

SFAS 165, issued in May 2009, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009 for the Bank). The Bank adopted SFAS 165 as of June 30, 2009. The adoption of SFAS 165 did not have a material effect on the Bank’s financial condition or results of operations. The adoption of SFAS 165 resulted in increased financial statement disclosures.

SFAS 166, issued in June 2009, is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank does not believe that the adoption of SFAS 166 will have a material effect on its financial condition or results of operations.

SFAS 167, issued in June 2009, is intended to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

Earlier application is prohibited. The Bank does not believe that the adoption of SFAS 167 will have a material effect on its financial condition or results of operations.

SFAS 168, issued in June 2009, designates the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP. The ASC does not change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the Bank). The Bank does not believe that the adoption of SFAS 168 will have a material effect on its financial condition or results of operations.

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

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of June 30, 2009		As of December 31, 2008
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)

Advances:
Fair value hedges	$100,162,084	$(5,917,018)	$116,095,763	$(9,392,889)
SFAS 133 non-qualifying hedges	2,451,900	(92,369)	2,768,400	(162,994)

Total	102,613,984	(6,009,387)	118,864,163	(9,555,883)

Investments:
SFAS 133 non-qualifying hedges	3,487,855	(313,416)	4,015,855	(512,160)

Total	3,487,855	(313,416)	4,015,855	(512,160)

Consolidated obligation bonds:
Fair value hedges	72,292,382	1,458,179	83,307,558	2,358,057
SFAS 133 non-qualifying hedges	2,969,000	12,680	9,430,000	(10,418)

Total	75,261,382	1,470,859	92,737,558	2,347,639

Consolidated obligation discount notes:
Fair value hedges	26,482,015	42,245	18,623,263	54,753
SFAS 133 non-qualifying hedges	1,968,064	1,768	243,030	1,903

Total	28,450,079	44,013	18,866,293	56,656

Balance Sheet:
SFAS 133 non-qualifying hedges	2,846,499	7,201	3,198,038	15,827

Total	2,846,499	7,201	3,198,038	15,827

Intermediary positions:
Intermediaries	2,343,753	68	2,532,251	108

Total	2,343,753	68	2,532,251	108

Total notional and fair value	$215,003,552	$(4,800,662)	$240,214,158	$(7,647,813)

Total derivatives excluding accrued interest		$(4,800,662)		$(7,647,813)
Accrued interest		47,523		56,762
Cash collateral held by counterparty - assets		4,184,216		6,338,420
Cash collateral held from counterparty- liabilities		(95,443)		(69,755)

Net derivative balance		$(664,366)		$(1,322,386)

Net derivative assets balance		$50,396		$91,406
Net derivative liabilities balance		(714,762)		(1,413,792)

Net derivative balance		$(664,366)		$(1,322,386)

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

Effective Duration Exposure
(In months)

	As of June 30, 2009			As of December 31, 2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	7.8	7.7	4.6	6.9	5.2	2.8
Liabilities	6.4	6.6	6.6	5.3	4.7	4.8
Equity	43.2	32.4	(40.3)	48.8	19.0	(51.5)
Effective duration gap	1.4	1.1	(2.0)	1.6	0.5	(2.0)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and may be required to make adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured risk and the actual risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the risks of value loss implied by current market prices of MBS and mortgage loans are not likely to affect the Bank’s duration of equity. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk. In light of these conditions, in the third quarter of 2008, management refined its duration model to reflect mortgage asset spreads closer to the historical average and price assets closer to book value. The changes between the Bank’s effective duration of equity and duration gap between June 30, 2009 and December 31, 2008 in the table above are based on this difference in calculation method. If these changes had not been made to the model, management estimates that the Bank’s effective duration of equity would have been calculated at 111.8 months and the effective duration gap would have been calculated at 3.4 months at June 30, 2009.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of June 30, 2009, under the refined assets spreads and prices discussed above.

Additional Duration Exposure Scenarios*
(In months)

	As of June 30, 2009
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points	Down 100 Basis Points	Down 150 Basis Points
Assets	8.0	8.2	8.0	7.7	5.9	6.5	5.4
Liabilities	6.4	6.5	6.5	6.6	6.4	6.6	6.6
Equity	46.0	44.4	41.3	32.4	(3.2)	4.0	(19.1)
Effective duration gap	1.6	1.7	1.5	1.1	(0.5)	(0.1)	(1.2)

*	The “down” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. The Bank’s total capital decreased by $1.0 billion and the market value of equity decreased by $703.0 million from December 31, 2008 to June 30, 2009, respectively. The market value of equity decreased due to continued declines in private-label MBS prices and total capital decreased due to a decline in advances and capital stock.

Market Value Equity
(In millions)

	As of June 30, 2009			As of December 31, 2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$159,195	$161,646	$161,646	$198,937	$202,397	$202,397
Liabilities	154,675	156,347	156,347	196,076	197,801	197,801
Equity	4,520	5,299	5,299	2,861	4,596	4,596

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

For the second quarter of 2009, there has been a significant change in the Bank’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting. The Bank participates in an FHLBank System OTTI Committee which reviews and approves key modeling assumptions, inputs and methodologies used in making the Bank’s determination of other-than-temporary impairment for its private-label MBS and has implemented a testing process with the other FHLBanks to establish consistency within the other-than-temporary impairment cash flow models utilized. These modeling assumptions, inputs and methodologies are material to the determination of other-than-temporary impairment and, in turn, material to the Bank’s internal control over financial reporting. Accordingly, management reviewed the assumptions approved by the OTTI Committee and determined that they were reasonable and utilized the assumptions in connection with the Bank’s risk model to produce the cash flow analysis used in analyzing credit losses and determining other-than-temporary impairment. There were no other changes in the Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, and in the Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which could materially affect the Bank’s business, financial condition or future results. The results described in the Bank’s Form 10-K are not the only risks facing the Bank. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In the past several months, volatility and disruptions have increased and recently reached unprecedented levels. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition and/or operating results.

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

Federal Home Loan Bank of Atlanta

Date: August 12, 2009	By:	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and
Chief Executive Officer

	By:	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and
Chief Financial Officer