Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Atlanta
filed 2009-11-12
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2009, was 82,946,718.

PART	I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In thousands, except par value)

	As of
	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$10,719	$27,841
Deposit with other FHLBanks	2,526	2,888
Federal funds sold	10,560,000	10,769,000
Trading securities (includes $284,622 and $1,104,434 pledged as collateral as of September 30, 2009 and December 31, 2008, respectively, that may be repledged and includes other FHLBanks’ bonds of $77,500 and $300,135 as of September 30, 2009 and December 31, 2008, respectively)	3,603,770	4,485,929
Available-for-sale securities	1,800,590	—
Held-to-maturity securities, net (fair value of $17,276,211 and $19,593,615 as of September 30, 2009 and December 31, 2008, respectively)	18,198,303	23,118,123
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,108 and $856 as of September 30, 2009 and December 31, 2008, respectively	2,644,259	3,251,074
Advances, net	125,822,803	165,855,546
Accrued interest receivable	540,129	775,083
Premises and equipment, net	31,960	29,383
Derivative assets	39,520	91,406
Other assets	155,701	158,067

TOTAL ASSETS	$163,410,280	$208,564,340

LIABILITIES
Interest-bearing deposits	$3,352,592	$3,572,709
Consolidated obligations, net:
Discount notes	28,418,499	55,194,777
Bonds	121,776,760	138,181,334

Total consolidated obligations, net	150,195,259	193,376,111

Mandatorily redeemable capital stock	130,173	44,428
Accrued interest payable	777,521	1,039,002
Affordable Housing Program	123,465	139,300
Payable to REFCORP	939	—
Derivative liabilities	578,014	1,413,792
Other liabilities	88,263	86,062

Total liabilities	155,246,226	199,671,404

Commitments and contingencies (Note 14)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15,360 and 14,671 as of September 30, 2009 and December 31, 2008 , respectively	1,536,043	1,467,092
Subclass B2 issued and outstanding shares: 66,203 and 69,959 as of September 30, 2009 and December 31, 2008, respectively	6,620,268	6,995,903

Total capital stock Class B putable	8,156,311	8,462,995
Retained earnings	798,903	434,883
Accumulated other comprehensive loss	(791,160)	(4,942)

Total capital	8,164,054	8,892,936

TOTAL LIABILITIES AND CAPITAL	$163,410,280	$208,564,340

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Advances	$97,404	$1,040,858	$800,243	$3,566,369
Prepayment fees on advances, net	1,917	714	12,186	3,428
Interest-bearing deposits	1,580	1,846	6,179	24,753
Federal funds sold	4,060	76,584	17,690	216,959
Trading securities	47,186	80,073	151,482	226,567
Available-for-sale securities	35,059	—	69,760	—
Held-to-maturity securities	207,467	303,680	707,696	877,774
Mortgage loans held for portfolio	36,033	45,331	117,761	138,540
Loans to other FHLBanks	—	27	2	77

Total interest income	430,706	1,549,113	1,882,999	5,054,467

INTEREST EXPENSE
Consolidated obligations:
Discount notes	15,867	237,442	254,070	687,187
Bonds	311,761	1,049,116	1,381,707	3,575,479
Deposits	711	23,051	3,339	102,694
Loans from other FHLBanks	1	1	5	13
Securities sold under agreements to repurchase	—	1,324	—	1,324
Mandatorily redeemable capital stock	(292)	268	1,518	1,391
Other borrowings	8	50	25	179

Total interest expense	328,056	1,311,252	1,640,664	4,368,267

NET INTEREST INCOME	102,650	237,861	242,335	686,200
Provision (reversal) for credit losses on mortgage loans held for portfolio	230	(135)	251	15

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR CREDIT LOSSES	102,420	237,996	242,084	686,185

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(104,793)	(87,344)	(1,206,515)	(87,344)
Portion of impairment losses recognized in other comprehensive loss	(23,176)	—	943,436	—

Net impairment losses recognized in earnings	(127,969)	(87,344)	(263,079)	(87,344)

Service fees	415	539	1,451	1,799
Net gains (losses) on trading securities	24,766	31,070	(82,884)	(50,968)
Net gains (losses) on derivatives and hedging activities	44,333	(45,299)	461,583	(51,219)
Other	741	(129)	1,235	(73)

Total other (loss) income	(57,714)	(101,163)	118,306	(187,805)

OTHER EXPENSE
Compensation and benefits	14,918	15,668	45,536	47,966
Other operating expenses	12,066	10,751	32,107	27,100
Finance Agency	1,386	1,480	4,299	4,665
Office of Finance	1,014	852	3,524	3,090
Provision for credit losses on receivable	—	170,486	—	170,486
Other	246	321	799	1,001

Total other expense	29,630	199,558	86,265	254,308

INCOME (LOSS) BEFORE ASSESSMENTS	15,076	(62,725)	274,125	244,072

Affordable Housing Program	1,200	(5,093)	22,532	20,066
REFCORP	2,776	(11,526)	50,319	44,801

Total assessments	3,976	(16,619)	72,851	64,867

NET INCOME (LOSS)	$11,100	$(46,106)	$201,274	$179,205

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Unaudited)

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2007	75,560	$7,556,016	$468,779	$(2,559)	$8,022,236

Issuance of capital stock	46,112	4,611,210	—	—	4,611,210

Repurchase/redemption of capital stock	(34,434)	(3,443,391)	—	—	(3,443,391)

Net shares reclassified to mandatorily redeemable capital stock	(235)	(23,505)	—	—	(23,505)

Comprehensive income:

Net income	—	—	179,205	—	179,205

Other comprehensive income	—	—	—	5	5

Total comprehensive income	—	—	—	—	179,210

Cash dividends on capital stock	—	—	(287,677)	—	(287,677)

BALANCE, SEPTEMBER 30, 2008	87,003	$8,700,330	$360,307	$(2,554)	$9,058,083

BALANCE, DECEMBER 31, 2008	84,630	$8,462,995	$434,883	$(4,942)	$8,892,936

Cumulative effect of adjustment to opening balance relating to other-than-temporary impairment guidance	—	—	178,520	(178,520)	—

Issuance of capital stock	9,002	900,152	—	—	900,152

Repurchase/redemption of capital stock	(11,111)	(1,111,109)	—	—	(1,111,109)

Net shares reclassified to mandatorily redeemable capital stock	(958)	(95,727)	—	—	(95,727)

Comprehensive loss:

Net income	—	—	201,274	—	201,274

Other comprehensive loss	—	—	—	(607,698)	(607,698)

Total comprehensive loss	—	—	—	—	(406,424)

Cash dividends on capital stock	—	—	(15,774)	—	(15,774)

BALANCE, SEPTEMBER 30, 2009	81,563	$8,156,311	$798,903	$(791,160)	$8,164,054

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$201,274	$179,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	(166,365)	153,977
Net premiums and discounts on investments	(14,934)	(9,575)
Net premiums and discounts on mortgage loans	(1,187)	744
Concessions on consolidated obligations	29,510	39,388
Net deferred loss on derivatives	269	247
Premises and equipment	2,182	2,202
Capitalized software	3,883	3,522
Other	(38,986)	6,457
Provision for credit losses on mortgage loans held for the portfolio	251	15
Provision for credit losses on receivable	—	170,486
Net realized gains from redemption of held-to-maturity securities	—	(401)
Loss on disposal of capitalized software	—	322
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	513,311	(123,614)
Fair value adjustment on trading securities	108,915	14,985
Net impairment losses recognized in earnings	263,079	87,344
Net change in:
Accrued interest receivable	235,207	59,660
Other assets	1,608	(25,174)
Affordable Housing Program liability	(16,671)	(18,167)
Accrued interest payable	(261,476)	(288,644)
Payable to REFCORP	939	(42,207)
Other liabilities	2,311	184

Total adjustments	661,846	31,751

Net cash provided by operating activities	863,120	210,956

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	2,188,634	(1,251,151)
Federal funds sold	209,000	(1,940,100)
Deposits with other FHLBanks	362	344
Trading Securities:
Proceeds from sales	300,000	1,900,000
Proceeds from maturities	477,865	550,000
Purchases	—	(2,978,941)
Held-to-maturity securities:
Net change in short-term	—	800,000
Proceeds	3,860,833	2,690,512
Purchases	(1,765,215)	(5,405,075)
Available-for-sale securities:
Proceeds from maturities	162,189	—
Advances:
Proceeds from principal collected	91,020,632	135,095,543
Made	(54,500,667)	(156,253,231)
Mortgage loans held for portfolio:
Proceeds from principal collected	607,712	354,417
Purchases	—	(165,290)
Capital expenditures:
Purchase of premises and equipment	(4,805)	(372)
Purchase of software	(5,596)	(3,900)

Net cash provided by (used in) investing activities	42,550,944	(26,607,244)

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30,
	2009	2008
FINANCING ACTIVITIES
Net change in:
Deposits	(187,307)	811,958
Securities sold under agreement to repurchase	—	259,414
Net (payments) proceeds from derivatives containing a financing element	(796,448)	945,338
Proceeds from issuance of consolidated obligations:
Discount notes	106,734,269	269,256,294
Bonds	68,039,932	95,512,887
Bonds transferred from other FHLBanks	517,689	—
Payments for debt issuance costs	(27,101)	(29,614)
Payments for maturing and retiring consolidated obligations:
Discount notes	(133,296,092)	(242,112,421)
Bonds	(84,179,415)	(99,040,105)
Proceeds from issuance of capital stock	900,152	4,611,210
Payments for repurchase/redemption of capital stock	(1,111,109)	(3,443,391)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(9,982)	(43,589)
Cash dividends paid	(15,774)	(342,659)

Net cash (used in) provided by financing activities	(43,431,186)	26,385,322

Net decrease in cash and cash equivalents	(17,122)	(10,966)

Cash and cash equivalents at beginning of the period	27,841	18,927

Cash and cash equivalents at end of the period	$10,719	$7,961

Supplemental disclosures of cash flow information:
Cash paid for:
Interest paid	$1,615,012	$3,947,579

AHP assessments paid, net	$38,367	$37,951

REFCORP assessments paid	$35,352	$87,008

Noncash investing and financing activities:
Dividends declared but not paid	$—	$58,946

Net shares reclassified to mandatorily redeemable capital stock	$95,727	$23,505

Transfer of held-to-maturity securities to available-for-sale securities	$1,876,620	$—

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

Bank management has performed an evaluation of subsequent events through November 12, 2009, which is the date the Bank’s interim financial statements were issued, and believes that there are no material subsequent events requiring additional disclosure or recognition in these interim financial statements other than those discussed in Note 16 to these interim financial statements.

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

The Bank carries at cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (the “contractual method”), adjusted for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security to another investment classification due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered to be inconsistent with its original classification. During the nine-month period ended September 30, 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to an available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The objective of the transfer was to recognize management’s intent to hold these securities for an indefinite period of time, but that management may choose to sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank’s private-label MBS portfolio are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

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

If the Bank determines that an other-than-temporary impairment exists, the Bank accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment loss at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in income. For debt securities classified as held-to-maturity, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security.

A description of the Bank’s other significant accounting policies is included in Note 1 to the 2008 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of September 30, 2009, except as disclosed above.

Note 2—Recently Issued and Adopted Accounting Guidance

Accounting Standards Codification. In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification does not replace or affect guidance issued by the SEC, which will continue to apply to SEC registrants. Following the establishment of the Codification, the FASB will not issue new standards in the form of Statement of Accounting Standards, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not have any effect on the Bank’s financial condition or results of operations.

Enhanced Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under GAAP; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Bank adopted this guidance on January 1, 2009. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations. The required enhanced disclosures are included in Note 12 to these financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued guidance revising the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. This guidance is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of other-than-temporarily impaired debt securities that are not expected to be sold. For debt securities, impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). Further, an impairment is considered to be other-than-temporary if the entity’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”). Previously, an other-than-temporary impairment was deemed to have occurred if it was probable that an investor would be unable to collect all amounts due according to the contractual terms of a debt security.

If an other-than-temporary impairment has occurred because an entity intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment must be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which a determination is made that a credit loss exists but an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the previous amortized cost basis less any current-period credit loss), the other-than-temporary impairment is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the noncredit component). The credit component is recognized in earnings and the noncredit component is recognized in other comprehensive loss. The total other-than-temporary impairment is required to be presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.

The noncredit component of any other-than-temporary impairment losses recognized in other comprehensive loss for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive loss to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional noncredit impairment is concurrently recognized in other comprehensive loss. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

This other-than-temporary impairment guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. If an entity elects to early adopt this other-than-temporary impairment guidance, it must also concurrently adopt recently issued guidance regarding the determination of fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly (discussed below). The Bank elected to early adopt the other-than-temporary impairment guidance effective January 1, 2009, and recognized the effects of applying this other-than-temporary impairment guidance as a change in accounting principle. The Bank recognized the $178.5 million cumulative effect of initially applying this other-than-temporary impairment guidance as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued guidance which clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under GAAP remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance requires enhanced disclosures regarding fair value measurements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt this guidance, it must also concurrently adopt the other-than-temporary impairment guidance. The Bank elected to early adopt this guidance effective January 1, 2009 and the adoption did not have a material effect on the Bank’s financial condition or results of operations. The required enhanced disclosures are presented in Note 13 to these financial statements.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued guidance amending the disclosure requirements for the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. In addition, the guidance requires disclosure in interim and annual financial statements of any changes in the method(s) and significant assumptions used to estimate the fair value of financial instruments. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopts guidance discussed in the previous paragraph regarding fair value and the other-than-temporary impairment guidance. The Bank elected to early adopt this guidance effective January 1, 2009 and the adoption did not have any effect on the Bank’s financial condition or results of operations. The required interim period disclosures are presented in Note 13 to these financial statements.

Subsequent Events. In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (1) the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity must recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. In addition, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). This guidance does not apply to subsequent events or transactions that are specifically addressed in other applicable GAAP. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Bank adopted this guidance for the interim period ended June 30, 2009. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations. The required disclosures are presented in Note 1 to these financial statements.

Accounting for the Consolidation of Variable Interest Entities. In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (VIEs) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has no VIEs and the adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance to change how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity, (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale, (4) eliminating an exception that currently permits an entity to derecognize certain transferred mortgage loans when that entity has not surrendered control over those loans, and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Measuring the Fair Value of Liabilities. In August 2009, the FASB issued guidance on how to estimate the fair value of a liability in a hypothetical transaction (assuming the transfer of a liability to a third party), as currently required by GAAP. The purpose of this guidance is to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Bank). Entities also may elect to early adopt this guidance if financial statements have not been issued. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of September 30, 2009	As of December 31, 2008
Government-sponsored enterprises debt obligations	$3,515,678	$4,171,725
Other FHLBanks’ bonds	77,500	300,135
State or local housing agency obligations	10,592	14,069

Total	$3,603,770	$4,485,929

Net gains (losses) on trading securities held on September 30, 2009 and 2008 consist of a change in net unrealized holding gains (losses) of $26.9 million and $(68.5) million for the three- and nine-month periods ended September 30, 2009, respectively, compared to net unrealized holding gains (losses) of $11.7 million and $(40.7) million for the same periods ended September 30, 2008, respectively.

Other Federal Home Loan Banks’ (“FHLBanks”) Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of September 30, 2009	As of December 31, 2008
Other FHLBanks’ bonds:
FHLBank Dallas	$—	$82,300
FHLBank Chicago	77,500	89,128

	77,500	171,428
FHLBank TAP Program*	—	128,707

Total	$77,500	$300,135

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 4—Available-for-sale Securities

During the nine-month period ended September 30, 2009, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred during the nine-month period ended September 30, 2009 (in thousands). The amounts below represent the values as of the transfer date.

	Amortized Cost	Other-Than- Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Estimated Fair Value
Transferred at March 31, 2009
Private-label MBS	$2,386,459	$781,938	$1,604,521
Transferred at June 30, 2009
Private-label MBS	313,544	157,588	155,956
Transferred at September 30, 2009
Private-label MBS	211,515	95,372	116,143

Total	$2,911,518	$1,034,898	$1,876,620

Major Security Types. Available-for-sale securities were as follows (in thousands):

	As of September 30, 2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$2,586,990	$786,400	$—	$—	$1,800,590

Total	$2,586,990	$786,400	$—	$—	$1,800,590

The Bank did not have any available-for-sale securities as of December 31, 2008.

The following table summarizes the available-for-sale securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	24	$1,800,590	$786,400	24	$1,800,590	$786,400

Total	—	$—	$—	24	$1,800,590	$786,400	24	$1,800,590	$786,400

A summary of available-for-sale MBS issued by members or affiliates of members follows (in thousands):

	As of September 30, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$216,351	$45,488	$—	$—	$170,863

Total	$216,351	$45,488	$—	$—	$170,863

The amortized cost of the Bank’s MBS classified as available-for-sale includes $1.2 million in net premiums as of September 30, 2009.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of September 30, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency obligations	$121,363	$3,153	$—	$124,516	$101,105	$3,605	$—	$104,710
Mortgage-backed securities:
U.S. agency obligations-guaranteed	656,784	764	3,665	653,883	38,545	260	367	38,438
Government-sponsored enterprises	6,962,340	266,364	10,827	7,217,877	7,060,082	117,494	3,467	7,174,109
Private label	10,457,816	8,571	1,186,452	9,279,935	15,918,391	6,246	3,648,279	12,276,358

Total	$18,198,303	$278,852	$1,200,944	$17,276,211	$23,118,123	$127,605	$3,652,113	$19,593,615

The following tables summarize the held-to-maturity securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations -guaranteed	3	$618,095	$3,648	1	$1,521	$17	4	$619,616	$3,665
Government-sponsored enterprises	5	648,217	10,509	1	40,843	318	6	689,060	10,827
Private label	2	52,269	8,363	193	8,546,025	1,178,089	195	8,598,294	1,186,452

Total	10	$1,318,581	$22,520	195	$8,588,389	$1,178,424	205	$9,906,970	$1,200,944

	As of December 31, 2008
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Unrealized Losses	Number of Positions	Fair Value	Unrealized Losses	Number of positions	Fair Value	Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	32	$25,580	$367	—	$—	$—	32	$25,580	$367
Government-sponsored enterprises	4	557,822	3,467	—	—	—	4	557,822	3,467
Private label	93	4,635,936	1,647,200	150	7,371,486	2,001,079	243	12,007,422	3,648,279

Total	129	$5,219,338	$1,651,034	150	$7,371,486	$2,001,079	279	$12,590,824	$3,652,113

A summary of held-to-maturity MBS issued by members or affiliates of members follows (in thousands):

	As of September 30, 2009				As of December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial Corporation, Calabasas, CA*	$—	$—	$—	$—	$4,675,435	$6,062	$1,195,018	$3,486,479
Bank of America Corporation, Charlotte, NC	1,403,379	241	170,176	1,233,444	2,060,873	—	488,315	1,572,558

Total	$1,403,379	$241	$170,176	$1,233,444	$6,736,308	$6,062	$1,683,333	$5,059,037

*	Effective April 27, 2009, Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, N.A., a member of the Bank.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2009		As of December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$3,330	$3,392	$1,705	$1,721
Due after one year through five years	100,855	103,596	71,465	74,197
Due after 10 years	17,178	17,528	27,935	28,792

	121,363	124,516	101,105	104,710
Mortgage-backed securities	18,076,940	17,151,695	23,017,018	19,488,905

Total	$18,198,303	$17,276,211	$23,118,123	$19,593,615

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $55.1 million and $145.7 million as of September 30, 2009 and December 31, 2008, respectively.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 58 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months, increase by three percent in the second year and increase by four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2009 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities
	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Year of Securitization
Alt-A:
2007	9.1	7.6 to 11.8	51.9	45.9 to 61.9	43.3	39.0 to 47.8
2006	10.4	8.7 to 13.2	51.6	47.0 to 57.1	45.3	42.9 to 48.7
2005	10.0	5.8 to 13.5	50.0	19.8 to 82.5	46.6	37.9 to 55.8

Total	9.7	5.8 to 13.5	51.2	19.8 to 82.5	44.9	37.9 to 55.8

Based on the Bank’s impairment analysis for the three- and nine-month periods ended September 30, 2009, the Bank recognized a total other-than-temporary impairment loss of $104.8 million and $1.2 billion, respectively. The credit related portion of $128.0 million and $263.1 million for the three- and nine-month periods ended September 30, 2009, respectively, of this other-than-temporary impairment loss is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(23.2) million and $943.4 million for the three- and nine-month periods ended September 30, 2009, respectively, of the other-than-temporary impairment loss is recorded as a component of other comprehensive loss. When previously impaired securities increase in fair value but experience a subsequent credit loss, the amount of the credit loss is reclassified from other comprehensive loss into earnings. This reclassification may result in negative noncredit losses being presented on the Statements of Income. For the three- and nine-month periods ended September 30, 2008, the Bank recognized in earnings a total other-than-temporary impairment loss of $87.3 million.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance of credit losses previously recognized in earnings	$139,996	$4,886
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	3,330	218,283
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	124,639	44,796

Ending balance of cumulative credit losses recognized in earnings	$267,965	$267,965

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

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below (in thousands):

	As of September 30, 2009	As of December 31, 2008
Year of contractual maturity:
Overdrawn demand deposit accounts	$18,512	$550
Due in one year or less	34,883,583	39,739,223
Due after one year through two years	27,905,593	34,187,680
Due after two years through three years	13,071,585	23,761,810
Due after three years through four years	10,593,723	17,692,714
Due after four years through five years	7,742,045	10,566,914
Due after five years	25,536,566	30,320,265

Total par value	119,751,607	156,269,156
Discount on AHP* advances	(13,739)	(14,028)
Discount on EDGE** advances	(12,706)	(13,253)
Hedging adjustments	6,103,049	9,617,925
Deferred commitment fees	(5,408)	(4,254)

Total	$125,822,803	$165,855,546

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement Program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

As of September 30, 2009
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$18,512
Due or convertible in one year or less	50,005,838
Due or convertible after one year through two years	28,264,053
Due or convertible after two years through three years	9,815,320
Due or convertible after three years through four years	9,563,623
Due or convertible after four years through five years	7,341,745
Due or convertible after five years	14,742,516

Total par value	$119,751,607

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management, as of September 30, 2009 and December 31, 2008, respectively. No advance was past due as of September 30, 2009 or December 31, 2008.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further concentrated in certain larger borrowing relationships. As of September 30, 2009 and December 31, 2008, the concentration of the Bank’s advances was $80.7 billion and $102.7 billion, respectively, to its 10 largest borrowers, and this represented 67.4 percent and 65.7 percent, respectively, of total advances.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of September 30, 2009	As of December 31, 2008
Interest-rate Payment Terms:
Fixed-rate	$103,163,244	$127,322,930
Variable-rate	16,588,363	28,946,226

Total par value	$119,751,607	$156,269,156

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

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type (in thousands):

	As of September 30, 2009	As of December 31, 2008
Interest-rate Payment Terms:
Fixed-rate	$93,560,515	$101,202,430
Simple variable-rate	13,562,000	28,004,900
Step	12,701,570	6,023,000
Variable-rate that converts to fixed-rate	100,000	225,000
Zero-coupon	93,060	168,060
Variable-rate capped floater	50,000	100,000
Fixed-rate that converts to variable-rate	—	15,000

Total par value	$120,067,145	$135,738,390

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of September 30, 2009		As of December 31, 2008
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$63,237,245	1.48	$73,667,975	2.63
Due after one year through two years	19,736,565	2.04	22,242,000	3.40
Due after two years through three years	9,562,350	2.39	8,245,900	3.90
Due after three years through four years	8,834,665	3.93	5,402,015	4.57
Due after four years through five years	8,206,820	3.84	13,548,750	4.13
Due after five years	10,489,500	4.80	12,631,750	5.13

Total par value	120,067,145	2.28	135,738,390	3.30
Premiums	120,697		100,767
Discounts	(62,279)		(109,228)
Hedging adjustments	1,651,657		2,452,134
Deferred net losses on terminated hedges	(460)		(729)

Total	$121,776,760		$138,181,334

The Bank’s consolidated obligation bonds outstanding included (in thousands):

	As of September 30, 2009	As of December 31, 2008
Types of consolidated bonds:
Noncallable	$85,312,075	$92,597,640
Callable	34,755,070	43,140,750

Total par value	$120,067,145	$135,738,390

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

As of September 30, 2009
Year of contractual maturity or next call date:
Due or callable in one year or less	$82,708,245
Due or callable after one year through two years	15,164,135
Due or callable after two years through three years	3,992,350
Due or callable after three years through four years	6,204,665
Due or callable after four years through five years	4,509,250
Due or callable after five years	7,488,500

Total par value	$120,067,145

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Average Interest Rate (%)
As of September 30, 2009	$28,418,499	$28,431,688	0.62

As of December 31, 2008	$55,194,777	$55,393,546	1.73

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (“Finance Agency”) regulatory capital rules and requirements, as shown in the following table (dollar amounts in thousands):

	As of September 30, 2009		As of December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$3,996,460	$9,085,387	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	5.56%	4.00%	4.29%
Total regulatory capital*	$6,536,411	$9,085,387	$8,342,574	$8,942,306
Leverage ratio	5.00%	8.34%	5.00%	6.43%
Leverage capital	$8,170,514	$13,628,081	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $130.2 million and $44.4 million in mandatorily redeemable capital stock at September 30, 2009 and December 31, 2008, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the number of stockholders and the activity in mandatorily redeemable capital stock (dollar amounts in thousands):

	Three Months Ended September 30,
	2009		2008
	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of period*	28	$106,237	10	$35,382
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	13	215,413	4	6,720
Withdrawal	2	147	—	—
Repurchase/redemption of mandatorily redeemable capital stock	—	—	(3)	(6,648)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(9)	(191,624)	—	—

Balance, end of period	34	$130,173	11	$35,454

*	The beginning balance of number of stockholders for the three-month period ended September 30, 2009 has been reduced by one due to the merger of two nonmembers during the period. There was no change to the corresponding dollar amount of mandatorily redeemable capital stock.

	Nine Months Ended September 30,
	2009		2008
	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of period	13	$44,428	11	$55,538
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	33	2,389,374	6	24,073
Withdrawal	7	1,545	—	—
Other redemptions	3	3,607	—	—
Repurchase/redemption of mandatorily redeemable capital stock	(7)	(9,982)	(5)	(43,589)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(15)	(2,298,799)	(1)	(568)

Balance, end of period	34	$130,173	11	$35,454

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

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands).

	As of September 30, 2009	As of December 31, 2008
Contractual year of redemption:
Due in one year or less	$—	$3,764
Due after one year through two years	416	3,578
Due after two years through three years	9,670	3,831
Due after three years through four years	4,545	8,948
Due after four years through five years	96,487	2,700
Due after five years	19,055	21,607

Total	$130,173	$44,428

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

Note 10— Accumulated Other Comprehensive (Loss) Income

Components comprising other comprehensive (loss) income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Benefit plans:
Amortization of net loss	$210	$169	$635	$515
Amortization of net prior service credit	(160)	(185)	(484)	(542)
Amortization of net transition obligation	11	9	31	32

Benefit plans, net	61	(7)	182	5

Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	243,304	—	92,751	—
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	124,639	—	161,600	—

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	367,943	—	254,351	—

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(95,372)	—	(862,231)	—

Other comprehensive income (loss)	$272,632	$(7)	$(607,698)	$5

Components comprising accumulated other comprehensive loss were as follows (in thousands):

	Benefit Plans	Available-for-sale Noncredit Other- Than-Temporary- Impairment Losses	Held-to-maturity Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance at December 31, 2008	$(4,942)	$—	$—	$(4,942)
Cumulative effect adjustment to opening balance relating to other-than-temporary-impairment guidance	—	—	(178,520)	(178,520)
Net change during the period	182	254,351	(862,231)	(607,698)
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity to available-for-sale securities	—	(1,040,751)	1,040,751	—

Balance at September 30, 2009	$(4,760)	$(786,400)	$—	$(791,160)

The amount shown in the above table as the noncredit portion of other-than-temporary impairment losses does not directly correspond to the amount reported on the Statements of Income as “Portion of impairment losses recognized in other comprehensive loss.” The balance shown in the above table reflects all fair value changes related to available-for-sale securities for which an other-than-temporary impairment loss has been recorded, including fair value changes for available-for-sale securities impaired in previous reporting periods. The above noncredit portion of other-than-temporary losses includes subsequent increases in fair value in previously impaired available-for-sale securities, which are not reflected in the amounts reported on the Statements of Income.

Note 11—Employee Retirement Plans

Components of the net periodic benefit cost for the Bank’s supplemental defined benefit pension plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$143	$111	$427	$346
Interest cost	173	141	521	421
Amortization of prior service credit	(10)	(34)	(32)	(90)
Amortization of net loss	150	93	453	288

Net periodic benefit cost	$456	$311	$1,369	$965

Components of the net periodic benefit cost for the Bank’s postretirement health benefit plan were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$76	$70	$230	$213
Interest cost	105	96	313	291
Amortization of net transition	11	9	31	32
Amortization of prior service credit	(150)	(151)	(452)	(452)
Amortization of net loss	60	76	182	227

Net periodic benefit cost	$102	$100	$304	$311

Note 12—Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources which finance these assets.

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

The most common ways in which the Bank uses derivatives are to:

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;
•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance);
•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., mortgage assets);
•	protect the value of existing asset or liability positions;
•	manage embedded options in assets and liabilities; and
•	as part of its overall asset/liability management.

Types of Derivatives

The Bank’s risk management policy establishes guidelines for its use of derivatives. The Bank may enter into interest-rate swaps, swaptions, interest-rate cap and floor agreements, calls, puts and forward contracts (collectively derivatives) to manage its exposure to changes in interest rates. The goal of the Bank’s interest rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

One strategy the Bank uses to manage interest-rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest-rate derivatives, are reasonably matched with respect to the expected maturities or repricing of the assets and liabilities. The Bank also may use interest-rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, mortgage loans, MBS, and consolidated obligations) to achieve risk management objectives.

The Bank uses either derivative strategies or embedded options in its funding to minimize hedging costs. Swaps, swaptions, caps and floors are used to manage interest-rate exposure.

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

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of September 30, 2009 and December 31, 2008, there were no outstanding consolidated obligations denominated in foreign currencies.

Application of Derivatives

General. The Bank may use derivatives to, in effect, adjust the maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset/liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (non-qualifying hedge).

Types of Assets and Liabilities Hedged

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition, or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that it uses in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. In addition, the Bank requires collateral on derivatives at specified levels correlated to counterparty credit ratings. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are treated as fair-value hedges. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.

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

Options (interest-rate caps, interest-rate floors and/or options) also may be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The options are marked-to-market through current-period earnings and presented in the Statements of Income as “Net gains (losses) on derivatives and hedging activities.” The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid non-qualifying hedges against the prepayment risk of the loans, they do not receive either fair-value or cash-flow hedge accounting.

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

Investments. The Bank invests in U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risks associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features, or by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as trading, available-for-sale or held-to-maturity.

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (non-qualifying hedges) that offset the changes in fair value of the securities. The market value changes of both the trading securities and the associated derivatives are included in “Other Income (Loss)” in the Statements of Income and presented as part of the “Net gains (losses) on trading securities” and “Net gains (losses) on derivatives and hedging activities.”

The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of September 30, 2009.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of September 30, 2009, the Bank has not sold or repledged any such collateral.

As of September 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $142.1 million and $117.7 million, respectively. These totals include $85.9 million and $12.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $102.6 million and $69.7 million as of September 30, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at September 30, 2009 was $4.7 billion for which the Bank has posted collateral of $4.4 billion in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $160.0 million of collateral (at fair value) to its derivatives counterparties at September 30, 2009. However, the Bank’s credit rating has not changed during the previous 12 months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. Note 14 discusses assets pledged by the Bank to these counterparties.

Intermediation. To assist its members in meeting their hedging needs, the Bank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market.

Derivatives in which the Bank is an intermediary may arise when the Bank: (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of its members, and (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either advances, investments or consolidated obligations.

Total notional principal of derivatives for the Bank as an intermediary was $2.3 billion and $2.5 billion at September 30, 2009 and December 31, 2008, respectively.

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The following table summarizes fair value of derivative instruments without effect of netting arrangements or collateral as of September 30, 2009 (in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	As of September 30, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$198,809,410	$2,221,051	$(6,285,651)

Total derivatives in hedging relationships	198,809,410	2,221,051	(6,285,651)

Derivatives not designated as hedging instruments:
Interest rate swaps	7,282,236	16,793	(557,299)
Interest rate caps or floors	4,500,000	43,597	(23,947)

Total derivatives not designated as hedging instruments	11,782,236	60,390	(581,246)

Total derivatives before netting and collateral adjustments	$210,591,646	2,281,441	(6,866,897)

Netting adjustments		(2,139,351)	2,139,351
Cash collateral and related accrued interest		(102,570)	4,149,532

Total collateral and netting adjustments *		(2,241,921)	6,288,883

Derivative assets and derivative liabilities		$39,520	$(578,014)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income (in thousands).

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$114,901	$412,000

Total net gain related to fair value hedge ineffectiveness	114,901	412,000

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(73,388)	43,745
Interest rate caps or floors	2,811	5,975
Interest rate futures/forwards	—	(146)
Intermediary transactions:
Interest rate swaps	9	(1)
Interest rate caps or floors	—	10

Total net (loss)gain related to derivatives not designated as hedging instruments	(70,568)	49,583

Net gains on derivatives and hedging activities	$44,333	$461,583

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (in thousands).

	Three Months Ended September 30, 2009
Hedged Item Type:	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$(21,707)	$177,107	$155,400	$(941,688)
Consolidated obligations:
Bonds	102,036	(133,685)	(31,649)	379,526
Discount notes	(10,924)	2,074	(8,850)	40,348

Total	$69,405	$45,496	$114,901	$(521,814)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Nine Months Ended September 30, 2009
Hedged Item Type:	Gain/ (Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$3,412,428	$(2,980,741)	$431,687	$(2,576,436)
Consolidated obligations:
Bonds	(766,624)	750,715	(15,909)	1,084,613
Discount notes	(26,042)	22,264	(3,778)	78,451

Total	$2,619,762	$(2,207,762)	$412,000	$(1,413,372)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. The fair value hierarchy defines fair value in terms of a price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the “fair value hierarchy” to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2009, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2009, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity or by the entity’s own assumptions. As of September 30, 2009, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of September 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,515,678	$—	$—	$3,515,678
Other FHLBanks’ bonds	—	77,500	—	—	77,500
State or local housing agency obligations	—	10,592	—	—	10,592
Available-for-sale:
Private-label MBS	—	—	1,800,590	—	1,800,590
Derivative assets	—	2,281,441	—	(2,241,921)	39,520

Total assets at fair value	$—	$5,885,211	$1,800,590	$(2,241,921)	$5,443,880

Liabilities
Derivative liabilities	$—	$(6,866,897)	$—	$6,288,883	$(578,014)

Total liabilities at fair value	$—	$(6,866,897)	$—	$6,288,883	$(578,014)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2008
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities	$—	$4,485,929	$—	$—	$4,485,929
Derivative assets	—	2,813,328	—	(2,721,922)	91,406

Total assets at fair value	$—	$7,299,257	$—	$(2,721,922)	$4,577,335

Liabilities
Derivative liabilities	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

Total liabilities at fair value	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance, beginning of the period	$1,536,608	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	116,143	1,876,620
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(124,639)	(161,600)
Included in other comprehensive loss	272,478	85,570

Balance, end of the period	$1,800,590	$1,800,590

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

Private-label MBS. The fair value of the Bank’s private-label MBS is determined by reference to prices from four third-party broker/dealers or pricing services and by a discounted cash flow approach. The significant reduction in transaction volumes and widening credit spreads led the Bank to conclude that the prices received from pricing services, which were derived from the third-party’s proprietary models, were reflective of significant unobservable inputs. Because of the significant unobservable inputs used by the pricing services, the Bank considered these to be Level 3 inputs.

Due to the reduced market activity for the Bank’s private-label MBS, the Bank may also determine prices for certain securities using a discounted cash flow approach. This discounted cash flow model uses cash flows adjusted for credit factors calculated by a third-party model and discounted at a rate incorporating interest-rate and market liquidity factors. Other significant inputs include loan default rates, prepayment speeds, and loss severity rates. Due to the unobservable nature of the inputs, the discounted cash flow model is classified as Level 3.

The Bank evaluates the reasonableness of the two above Level 3 indicators of prices for its private-label MBS and determines whether multiple inputs from different pricing sources would collectively provide the best evidence of fair value as of September 30, 2009. Generally, the Bank uses prices obtained from four third-party pricing services to determine the fair value of its private-label MBS. When the Bank is unable to obtain a sufficient number of prices from third-party vendors (generally less than two third-party prices), the Bank utilizes prices determined by a discounted cash flow model to determine the fair value of the private-label MBS.

Agency MBS and Other Held-to-maturity Securities. The estimated fair value of agency MBS and other held-to-maturity securities is generally determined based on market-based prices received from third party pricing services, excluding accrued interest. The prices received from four third-party pricing services are generally non-binding. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that is predominantly reflective of bid level pricing in that market. In obtaining such valuation information from third parties, the Bank generally evaluates the prices for reasonableness in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of September 30, 2009 and December 31, 2008, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at September 30, 2009 and December 31, 2008.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The Fair Value Summary Table does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and estimated fair values of the Bank’s financial instruments as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

Fair Value Summary Table

	September 30, 2009		December 31, 2008
Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$10,719	$10,719	$27,841	$27,841
Deposits with other FHLBanks	2,526	2,526	2,888	2,888
Federal funds sold	10,560,000	10,560,020	10,769,000	10,769,763
Trading securities	3,603,770	3,603,770	4,485,929	4,485,929
Available-for-sale securities	1,800,590	1,800,590	—	—
Held-to-maturity securities	18,198,303	17,276,211	23,118,123	19,593,615
Mortgage loans held for portfolio, net	2,644,259	2,757,309	3,251,074	3,348,375
Advances, net	125,822,803	125,863,311	165,855,546	165,772,958
Accrued interest receivable	540,129	540,129	775,083	775,083
Derivative assets	39,520	39,520	91,406	91,406

Liabilities:
Deposits	(3,352,592)	(3,352,583)	(3,572,709)	(3,572,475)
Consolidated obligations, net:
Discount notes	(28,418,499)	(28,421,187)	(55,194,777)	(55,365,686)
Bonds	(121,776,760)	(122,542,424)	(138,181,334)	(138,740,905)
Mandatorily redeemable capital stock	(130,173)	(130,173)	(44,428)	(44,428)
Accrued interest payable	(777,521)	(777,521)	(1,039,002)	(1,039,002)
Derivative liabilities	(578,014)	(578,014)	(1,413,792)	(1,413,792)

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was approximately $825.1 billion and $1.1 trillion as of September 30, 2009 and December 31, 2008, respectively, exclusive of the outstanding consolidated obligations for which the Bank is the primary obligor.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing and Economic Recovery Act of 2008 (“Housing Act”). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2009, the Bank has provided the U.S. Treasury with a listing of collateral amounting to $16.5 billion, which provides for maximum borrowings of $14.4 billion. The amount of collateral available can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009 the Bank has not drawn on this available source of liquidity. The GSECF is scheduled to expire on December 31, 2009.

The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2009	As of December 31, 2008
Outstanding notional (in thousands)	$ 13,606,229	$ 10,231,656
Original terms	Less than three months to 16 years	Less than three months to 15 years
Final expiration year	2025	2023

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $36.5 million and $35.0 million as of September 30, 2009 and December 31, 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the guaranteed entity. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings and capital position. In general, borrowers categorized into the higher risk rating categories have more restrictions on the types of collateral they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral and may face more stringent collateral reporting requirements.

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2009 and December 31, 2008. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2009 and December 31, 2008, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $284.6 million and $1.1 billion, respectively, which can be sold or repledged by those counterparties.

At September 30, 2009, the Bank had committed to the issuance of $3.2 billion (par value) in consolidated obligation bonds, of which $3.2 billion were hedged with associated interest rate swaps, and no commitments to issue consolidated obligation discount notes. At December 31, 2008, the Bank had committed to the issuance of $3.0 billion (par value) in consolidated obligation bonds of which $2.8 billion were hedged with associated interest rate swaps, and $100.2 million (par value) in consolidated obligation discount notes of which $99.2 million were hedged with associated interest rate swaps that had traded but not yet settled.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 23.2 percent of the Bank’s total regulatory capital stock as of September 30, 2009, was considered a related party. Total advances outstanding to Bank of America, N.A. were $38.9 billion and $3.8 billion as of September 30, 2009 and December 31, 2008, respectively. The total advance balance at September 30, 2009 includes the assumption of Countrywide’s advances by Bank of America, N.A. Total deposits held in the name of Bank of America were $100 thousand as of September 30, 2009 and December 31, 2008. No mortgage loans were acquired from Bank of America, N.A. during the nine-month periods ended September 30, 2009 and 2008. No mortgage-backed securities were acquired from Bank of America, N.A. during the nine-month periods ended September 30, 2009 and September 30, 2008.

Note 16—Subsequent Events

On October 29, 2009, the Bank’s board of directors declared a cash dividend for the third quarter of 2009 in the amount of $8.4 million. The Bank paid the third quarter 2009 dividend on November 2, 2009.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the third quarter and the first nine months ended September 30, 2009 and 2008. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2008.

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

Financial Condition

As of September 30, 2009, total assets were $163.4 billion, a decrease of $45.2 billion, or 21.7 percent, from December 31, 2008. This decrease was due primarily to a $40.0 billion, or 24.1 percent, decrease in advances and a $4.9 billion, or 21.3 percent, decrease in held-to-maturity securities during the period. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due to maturing advances, prepayments as a result of member failures and decreased demand for advances by the Bank’s members. The decrease in held-to-maturity securities during the period was due primarily to $3.9 billion in proceeds received for principal repayments and maturities, the continued decline in the Bank’s purchase of MBS, and total other-than-temporary impairment losses of $963.7 million recorded on held-to-maturity securities which were subsequently transferred to the Bank’s available-for-sale portfolio. Available-for-sale securities were $1.8 billion as of September 30, 2009 compared to $0 as of December 31, 2008. These securities represent private-label MBS previously held in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss and subsequently transferred to the Bank’s available-for-sale portfolio.

As of September 30, 2009, total liabilities were $155.2 billion, a decrease of $44.4 billion, or 22.3 percent, from December 31, 2008. This decrease was due primarily to a $43.2 billion, or 22.3 percent, decrease in COs during the period. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

Total capital was $8.2 billion at September 30, 2009, a decrease of $728.9 million, or 8.20 percent, from December 31, 2008. This decrease was due to a $786.2 million increase in accumulated other comprehensive loss and a $306.7 million decrease in capital stock, which was partially offset by a $364.0 million increase in retained earnings during the period. The increase in accumulated other comprehensive loss was due primarily to the adoption of other-than-temporary impairment guidance as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and other comprehensive loss (increase) as of the date of adoption and the recording of $607.7 million in other comprehensive loss during the first nine months of 2009 due primarily to the noncredit portion of other-than-temporary impairment losses on the Bank’s private-label MBS. The decrease in capital stock was due to the repurchase/redemption of $1.1 billion in capital stock and the reclassification of $95.7 million in capital stock to mandatorily redeemable capital stock, which was partially offset by the issuance of $900.2 million in capital stock during the period. The Bank’s retained earnings were $798.9 million as of September 30, 2009, an increase of $364.0 million, or 83.7 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of other-than-temporary impairment guidance, as previously discussed, and the recording of $201.3 million in net income for the first nine months of 2009. These increases were partially offset by the payment during the third quarter of 2009 of $15.8 million in dividends for the second quarter of 2009.

Results of Operations

The Bank recorded net income of $11.1 million for the third quarter of 2009, an increase of $57.2 million, or 124 percent, from a net loss of $46.1 million for the same period in 2008. The increase in net income during the period was due primarily to a $169.9 million decrease in other expense and net gains on derivatives and hedging activities of $44.3 million for the third quarter of 2009 compared to net losses on derivatives and hedging activities of $45.3 million for the same period in 2008, offset by a $135.2 million decrease in net interest income, a $40.6 million increase in net impairment losses recognized in earnings, and a $20.6 million increase in total assessments. The decrease in other expense is due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from Lehman Brothers Special Financing Inc. (“LBSF”), with a corresponding charge to other expense, during the third quarter of 2008. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in net interest income during the period was due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid during the third quarter of 2009 and amortization related to discontinued hedging activities, as well as a decrease in interest rates and the size of the Bank’s balance sheet.

The Bank recorded net income of $201.3 million for the first nine months of 2009, an increase of $22.1 million, or 12.3 percent, from net income of $179.2 million for the same period in 2008. The increase in net income during the period was due primarily to a $168.0 million decrease in other expense and net gains on derivatives and hedging activities of $461.6 million for the first nine months of 2009 compared to net losses on derivatives and hedging activities of $51.2 million for the same period in 2008, offset by a $443.9 million decrease in net interest income, a $175.7 million increase in net impairment losses recognized in earnings, and a $31.9 million increase in net losses on trading securities. As discussed above, the decrease in other expense is due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense, during the third quarter of 2008. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in net interest income during the period was due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid during the first nine months of 2009 and amortization related to discontinued hedging activities, as well as a decrease in interest rates and the size of the Bank’s balance sheet. The increase in net losses on trading securities is due primarily to the impact of changes in interest rates on trading securities during the period.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (“ROE”) to three-month average LIBOR. The Bank’s ROE was 0.55 percent for the third quarter of

2009, compared to a negative 2.13 percent for the third quarter of 2008. ROE increased between the periods primarily as a result of increased net income, as discussed above, and a decrease in average capital. ROE spread to three-month average LIBOR increased between the periods, equaling 0.14 percent for the third quarter of 2009 as compared to a negative 5.04 percent for the third quarter of 2008. The increase in this spread was due primarily to the increased ROE and a decrease in three-month LIBOR during the period.

The Bank’s annualized ROE was 3.45 percent for the first nine months of 2009, compared to 2.84 percent for the same period in 2008. ROE increased between the periods primarily as a result of increased net income, as discussed above, and a decreased in average capital. ROE spread to three-month average LIBOR increased between the periods, equaling 2.62 percent for the first nine months of 2009 as compared to a negative 0.14 percent for the same period in 2008. The increase in this spread was due primarily to an increase in ROE and a decrease in three-month LIBOR during the period.

The Bank’s interest rate spread decreased by 15 basis points and 20 basis points for the third quarter and the first nine months of 2009, respectively, compared to the same periods in 2008. The decrease in interest rate spread during these periods was due primarily to lower yields on advances due to the write-off of hedging-related basis adjustments on advances that were prepaid during the third quarter of 2009.

Credit Risk and Capital Management

As a result of recent market conditions, delinquency and foreclosure rates have increased significantly nationwide. Additionally, home prices have fallen in many areas, increasing the likelihood and magnitude of potential losses to lenders of foreclosed real estate. These trends may continue throughout 2009 and into the foreseeable future. The uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of MBS. During the third quarter and first nine months of 2009, the Bank recorded net impairment losses recognized in earnings of $128.0 million and $263.1 million, respectively, related to private-label MBS in the Bank’s held-to-maturity and available-for-sale securities portfolios, compared to $87.3 million during the third quarter and first nine months of 2008 related to private-label MBS in the Bank’s held-to-maturity securities portfolio. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record additional material other-than-temporary impairment losses in future periods, which could affect the Bank’s financial condition and results of operations.

According to the Federal Deposit Insurance Corporation (the “FDIC”), during the third quarter of 2009, 50 FDIC-insured institutions were closed and the FDIC was named receiver, compared to 24 institutions that were closed during the second quarter of 2009 and 21 institutions that were closed during the first quarter of 2009. Of the 50 FDIC-insured institutions that were closed during the third quarter of 2009, 16 were members of the Bank. Between October 1, 2009 and October 31, 2009, three FDIC-insured member institutions were closed and the FDIC was named receiver. All outstanding advances to those institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC. There has been no material effect to the Bank’s financial condition or results of operations as a result of these closures.

At the time of its closure, each member institution that was placed into FDIC receivership during 2009 was assigned a credit risk rating of 10 by the Bank (10 being the greatest amount of credit risk). As of September 30, 2009, 132 borrowers were assigned a credit risk rating of 10 by the Bank, compared to 50 at December 31, 2008. As of October 31, 2009, 145

borrowers were assigned a credit risk rating of 10 by the Bank. Credit risk ratings are assigned and updated based in part on financial information available only on a trailing basis. In general, borrowers in credit risk rating categories nine and 10 may have more restrictions on credit availability and the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements under the Bank’s credit and collateral policies. The Bank regularly reviews its credit and collateral policies. The failure of a material number of the Bank’s members could have a material negative effect on the Bank’s financial condition and results of operations.

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

On March 25, 2009, the Bank announced that due to the ongoing uncertainty in financial markets, the Bank no longer would provide dividend guidance prior to the end of each quarter. The Bank expects to make any dividend determination after the end of each quarter and after quarterly results are known. On October 29, 2009 the Bank’s board of directors declared a cash dividend for the third quarter of 2009 at an annualized dividend rate of 0.41 percent, which the Bank paid on November 2, 2009. On August 10, 2009, the Bank’s board of directors declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84 percent, which was paid on August 14, 2009. In each case, the dividend rate was equal to the average three-month LIBOR for the respective quarter. The Bank did not pay a dividend for the first quarter of 2009. Given the continued volatility in the financial markets and the Bank’s conservative financial management approach in light of these conditions, future dividends, if any, may continue to be affected, which may adversely affect member demand for advances or reduce the attractiveness of Bank membership, which could negatively affect the Bank’s financial condition and results of operations.

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

Advance Demand

On November 21, 2008, the FDIC adopted the final rule implementing the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP is a program pursuant to which the FDIC guaranteed new senior unsecured debt issued prior to October 31, 2009 by domestic banks and thrift institutions. This program has affected, and may continue to affect, member demand for advances, by providing members with an alternative source of funding. On March 17, 2009, the FDIC announced that in order to gradually phase out the program, it would impose a surcharge on debt issued on or after April 1, 2009 with a maturity of one year or more. On October 23, 2009, the FDIC adopted a final rule providing for expiration of the debt guarantee component of TLGP as previously announced but establishing a limited, six-month emergency guarantee facility upon expiration of the debt guarantee component on October 31, 2009.

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

While advance demand increased significantly during the year ended December 31, 2008 as a result of the general illiquidity of markets, outstanding advances decreased during the third quarter of 2009 and the Bank expects that outstanding advances will continue to decrease during 2009 in light of maturing advances, prepayments as a result of member closures, an anticipated reduced need for funding by the Bank’s members in light of their increased deposits, slower loan growth and the government programs discussed above. Further, to the extent that the Bank does not pay dividends or pays dividends at less than historical spreads, such action may adversely affect member demand for advances.

Debt Issuance

On October 7, 2008, federal bank and thrift regulatory agencies announced that they would request public comment on proposed regulatory action to lower the risk weight for select obligations of Fannie Mae and Freddie Mac from 20 percent to 10 percent. The agencies also requested comment on whether to reduce the risk weight for FHLBank debt in the same manner. This regulation, if adopted without a corresponding change in the risk weight for FHLBank debt, could result in higher investor demand for Fannie Mae and Freddie Mac debt securities relative to similar FHLBank debt securities.

To the extent that the FHLBanks’ cost of funds increases, member institutions, in turn, experience higher costs for advance borrowings. During the second half of 2008 and the first quarter of 2009, the Bank experienced difficulty in issuing attractively-priced long-term debt. The continuation of this trend could have a material adverse effect on the Bank’s results of operations. However, the Bank expects that its funding needs in 2009 will be less than its funding needs in 2008 due to its anticipated decrease in advance demand. During the third quarter of 2009, the Bank experienced an improvement in its funding costs and ability to issue longer-term and structured debt compared to the third quarter of 2008, as the decrease in LIBOR rates during the period caused investors to seek this type of debt, as compared to discount notes, for additional yields. Nonetheless, to the extent that the Bank’s cost of funds or liquidity is affected negatively for an extended period of time, the Bank’s business and ability to offer advances could be materially adversely affected.

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

Financial Condition

The Bank’s principal assets consist of advances, short- and long-term investments, and mortgage loans held for portfolio. The Bank obtains funding to support its business primarily through the issuance by the Office of Finance on the Bank’s behalf of debt securities in the form of COs.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollar amounts in thousands). These items are discussed in more detail below:

	As of September 30, 2009		As of December 31, 2008		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$125,822,803	77.00	$165,855,546	79.52	$(40,032,743)	(24.14)
Long-term investments	23,602,663	14.44	27,604,052	13.24	(4,001,389)	(14.50)
Federal funds sold	10,560,000	6.46	10,769,000	5.16	(209,000)	(1.94)
Mortgage loans, net	2,644,259	1.62	3,251,074	1.56	(606,815)	(18.67)
Deposits with other FHLBanks	2,526	—	2,888	—	(362)	(12.53)
Other assets	778,029	0.48	1,081,780	0.52	(303,751)	(28.08)

Total assets	$163,410,280	100.00	$208,564,340	100.00	$(45,154,060)	(21.65)

Consolidated obligations, net:
Bonds	$121,776,760	78.44	$138,181,334	69.20	$(16,404,574)	(11.87)
Discount notes	28,418,499	18.31	55,194,777	27.64	(26,776,278)	(48.51)
Deposits	3,352,592	2.16	3,572,709	1.79	(220,117)	(6.16)
Other liabilities	1,698,375	1.09	2,722,584	1.37	(1,024,209)	(37.62)

Total liabilities	$155,246,226	100.00	$199,671,404	100.00	$(44,425,178)	(22.25)

Capital stock	$8,156,311	99.90	$8,462,995	95.17	$(306,684)	(3.62)
Retained earnings	798,903	9.79	434,883	4.89	364,020	83.71
Accumulated other comprehensive loss	(791,160)	(9.69)	(4,942)	(0.06)	(786,218)	(15,908.90)

Total capital	$8,164,054	100.00	$8,892,936	100.00	$(728,882)	(8.20)

Advances

Advances were $125.8 billion at September 30, 2009, a decrease of $40.0 billion, or 24.1 percent, from December 31, 2008. This decrease was due to maturing advances, prepayments as a result of member failures and decreased demand for advances by the Bank’s members. The decreased demand for advances by the Bank’s members was primarily a result of their increased deposits, slower loan growth and government programs that provide them with alternative sources of funding. At September 30, 2009, 86.1 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $119.8 billion of advances outstanding as of September 30, 2009, $96.2 billion, or 80.4 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was $118.9 billion, or 76.1 percent, of the par value of advances. The majority of the Bank’s variable-

rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollar amounts in billions):

	Advances to 10 Largest Borrowing Institutions	Percent of Total Advances Outstanding (%)
September 30, 2009	$80.7	67.4
December 31, 2008	102.7	65.7

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

The Bank’s short-term investments consist of overnight and term federal funds and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollar amounts in thousands):

			Increase/ (Decrease)
	As of September 30, 2009	As of December 31, 2008	Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2,526	$2,888	$(362)	(12.53)
Federal funds sold	10,560,000	10,769,000	(209,000)	(1.94)

Total short-term investments	$10,562,526	$10,771,888	$(209,362)	(1.94)

Long-term investments:
Trading securities:
Government-sponsored enterprises debt obligations	$3,515,678	$4,171,725	$(656,047)	(15.73)
Other FHLBanks’ bonds	77,500	300,135	(222,635)	(74.18)
State or local housing agency obligations	10,592	14,069	(3,477)	(24.71)
Available-for-sale securities:
Mortgage-backed securities:
Private label	1,800,590	—	1,800,590	100.00
Held-to-maturity securities:
State or local housing agency obligations	121,363	101,105	20,258	20.04
Mortgage-backed securities:
U.S. agency obligations-guaranteed	656,784	38,545	618,239	1,603.94
Government-sponsored enterprises	6,962,340	7,060,082	(97,742)	(1.38)
Private label	10,457,816	15,918,391	(5,460,575)	(34.30)

Total long-term investments	$23,602,663	$27,604,052	$(4,001,389)	(14.50)

Short-term investments were $10.6 billion at September 30, 2009, a decrease of $209.4 million, or 1.94 percent, from December 31, 2008. The decrease in short-term investments was due to a $659.0 million decrease in overnight federal funds during the period as market conditions improved and the Bank’s need for this source of liquidity eased. This decrease was partially offset by a $450.0 million increase in term federal funds during the period. Currently, the Bank expects its federal funds holdings to stabilize at this level for the near-term.

Long-term investments were $23.6 billion at September 30, 2009, a decrease of $4.0 billion, or 14.5 percent, from December 31, 2008. The decrease in long-term investments was due primarily to principal prepayments and maturities and the continued decline in the Bank’s purchase of MBS during this same period. In addition, during the third quarter and first nine months of 2009, the Bank recorded total other-than-temporary impairment losses of $104.8 million and $1.2 billion, respectively, related to its private-label MBS, of which $128.0 million and $263.1 million, respectively, was recognized in earnings.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent or, in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. In light of current market conditions, the Bank attempts to maintain this ratio at 250 percent to 275 percent to help to maximize and stabilize earnings. These investments amounted to 240 percent and 258 percent of total capital plus mandatorily redeemable capital stock at September 30, 2009 and December 31, 2008, respectively. The Bank was below its target range at September 30, 2009 due to the lack of quality MBS at attractive prices.

The Bank had a total of 24 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $786.4 million as of September 30, 2009. The Bank had a total of 205 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $1.2 billion as of September 30, 2009. As of December 31, 2008, the Bank had a total of 279 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $3.7 billion.

The Bank evaluates its individual investment securities holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank’s private-label MBS portfolio are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain economic environment assumptions, such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds, while factoring in underlying collateral and credit enhancement.

On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining other-than-temporary impairment with respect to private-label MBS and the Bank’s adoption of recent FASB guidance governing the accounting for other-than-temporary impairment in the first quarter of 2009. The goal of the Finance Agency guidance is to promote consistency in the determination of other-than-temporary impairment for private-label MBS among all FHLBanks. Recognizing that many of the FHLBanks desired to early adopt the FASB other-than-temporary impairment guidance, the Finance Agency guidance also required that all FHLBanks early adopt the FASB other-than-temporary impairment guidance in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining other-than-temporary impairment. The Bank adopted the FASB other-than-temporary impairment guidance, applied in accordance with the Finance Agency guidance as further described below, effective January 1, 2009.

Beginning with the second quarter of 2009, consistent with the objectives in the Finance Agency guidance, the FHLBanks formed an Other-than-Temporary Impairment Governance Committee (the “OTTI Committee”) with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining other-than-temporary impairment for private-label MBS. The OTTI Committee charter was approved on June 11, 2009 and provides a formal process by which the FHLBanks can provide input on and approve the assumptions.

In accordance with Finance Agency guidance, the Bank engaged FHLBank Dallas to perform the cash flow analysis underlying its other-than-temporary impairment determination. Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks. With respect to such commonly-owned securities (of which there were 19 at September 30, 2009), FHLBank San Francisco performed the cash flow analysis underlying the Bank’s other-than-temporary impairment determination.

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

As of September 30, 2009, the Bank completed its other-than-temporary impairment analysis and made its other-than-temporary impairment determination utilizing the key modeling assumptions approved by the OTTI Committee (on which the Bank had representation). Based on the impairment analysis described above, the Bank recognized a total other-than-temporary impairment loss of $104.8 million and $1.2 billion related to 24 private-label MBS in its investment securities portfolio for the third quarter and first nine months of 2009, respectively. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of this other-than-temporary impairment loss of $128.0 million and $263.1 million for the third quarter and first nine months of 2009, respectively, is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $(23.2) million and $943.4 million for the third quarter and first nine months of 2009, respectively, is recorded as a component of other comprehensive loss. When previously impaired securities increase in fair value but experience a subsequent credit loss, the amount of the credit loss is reclassified from other comprehensive loss into earnings. This reclassification may result in negative noncredit losses being presented on the Statements of Income. The credit related portion of the other-than-temporary impairment loss was due to forecasted further declines in home prices, increases in delinquencies, default rates, and projected losses on home mortgage loans, and decreases in the prepayments of such home mortgage loans, and actual deterioration in the performance of the loans underlying the Bank’s private-label MBS portfolio. The remainder of the Bank’s investment securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, which may be at maturity. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

During the third quarter of 2009, in an effort to achieve consistency among all the FHLBanks in determining fair value of commonly owned private label MBS, the FHLBanks formed a MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that participating FHLBanks may adopt. The methodology approved by the MBS Pricing Governance Committee is consistent with the Bank’s existing methodology to estimate the fair value of private label MBS.

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $2.6 billion at September 30, 2009, a decrease of $606.8 million, or 18.7 percent, from December 31, 2008. The decrease in mortgage loans held was due to the maturity of these assets during the period. In 2006, the Bank ceased purchasing assets under the Affordable Multifamily Participation Program, and in 2008 the Bank ceased purchasing assets under the Mortgage Partnership Finance Program (“MPF Program”). Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”). If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note. The Bank purchased loans with maturity dates extending out to 2038.

As of September 30, 2009 and December 31, 2008, the Bank’s mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of MPF Program and MPP loans held for portfolio for the five largest state concentrations.

As of September 30, 2009

Percent of Total Unpaid Principal Balance
South Carolina	22.91
Florida	18.12
North Carolina	15.85
Georgia	14.63
Virginia	9.87
All other	18.62

Total	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 91.9 percent of the $163.4 billion in total assets at September 30, 2009, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2008.

Consolidated obligation bonds were $121.8 billion at September 30, 2009, a decrease of $16.4 billion, or 11.9 percent, from December 31, 2008. Consolidated obligation discount notes were $28.4 billion at September 30, 2009, a decrease of $26.8 billion, or 48.5 percent, from December 31, 2008. The decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during the period and the increase in liquidity from advance prepayments as a result of member failures. Also reflected is a slight shift in investor demand towards consolidated obligation bonds from consolidated obligation discount notes. Consolidated obligation bonds outstanding at September 30, 2009 and December 31, 2008 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into short-term interest rates, usually based on LIBOR. Of the par value of $120.1 billion of consolidated obligation bonds outstanding as of September 30, 2009, $88.2 billion, or 73.5 percent, had their terms reconfigured through the use of interest rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was $92.7 billion, or 68.3 percent, of the par value of consolidated obligation bonds.

Deposits

The Bank offers demand accounts to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $3.4 billion as of September 30, 2009, compared to $3.6 billion as of December 31, 2008.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2009.

Other Liabilities

Other liabilities were $1.7 billion at September 30, 2009, a decrease of $1.0 billion, or 37.6 percent, from December 31, 2008. This decrease during the period was due primarily to a $835.8 million decrease in derivative liabilities due to the interaction of interest rates on associated derivatives and a $261.5 million decrease in accrued interest payable related to the decrease in consolidated obligations.

Capital and Retained Earnings

Total capital was $8.2 billion at September 30, 2009, a decrease of $728.9 million, or 8.20 percent, from December 31, 2008. This decrease was due to a $786.2 million increase in accumulated other comprehensive loss, a $306.7 million decrease in capital stock, partially offset by a $364.0 million increase in retained earnings during the period. The increase in accumulated other comprehensive loss was due primarily to the adoption of other-than-temporary impairment guidance as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and other comprehensive loss (increase) as of the date of adoption and the recording of $607.7 million in other comprehensive loss during the first nine months of 2009 due primarily to the noncredit portion of other-than-temporary impairment losses on the Bank’s private-label MBS. The decrease in capital stock was due to the repurchase/redemption of $1.1 billion in capital stock in the first and second quarters of 2009 and the reclassification of $95.7 million in capital stock to mandatorily redeemable capital stock, partially offset by the issuance of $900.2 million in capital stock during the period. The Bank’s retained earnings were $798.9 million as of September 30, 2009, an increase of $364.0 million, or 83.7 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of other-than-temporary impairment guidance, as previously discussed, and the recording of $201.3 million in net income for the first nine months of 2009. These increases were partially offset by the payment of $15.8 million in dividends during the third quarter of 2009.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of September 30, 2009		As of December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$3,996,460	$9,085,387	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	5.56%	4.00%	4.29%
Total regulatory capital*	$6,536,411	$9,085,387	$8,342,574	$8,942,306
Leverage ratio	5.00%	8.34%	5.00%	6.43%
Leverage capital	$8,170,514	$13,628,081	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $130.2 million and $44.4 million in mandatorily redeemable capital stock at September 30, 2009 and December 31, 2008, respectively.

As required by the Housing Act, effective on January 30, 2009, the Director of the Finance Agency issued an interim final rule that established criteria based on the amount and type of capital held by an FHLBank for four capital classifications as follows:

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

Under the regulation, the Director will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On August 4, 2009, the Finance Agency issued its final rule implementing the foregoing capital classification and prompt corrective action regulation substantively similar to the interim final rule. On September 30, 2009, the Bank received notification from the Director that, based on June 30, 2009 data, the Bank meets the definition of “adequately capitalized.”

As of September 30, 2009, the Bank had capital stock subject to mandatory redemption from 34 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 13 members and former members as of December 31, 2008. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. During 2008, if activity-based stock became excess stock as a result of an activity no longer remaining outstanding, the Bank generally repurchased the excess activity-based stock if the dollar amount of excess stock exceeded the threshold specified by the Bank, which in 2008 was $100 thousand. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members. On February 27, 2009, the Bank notified members of an increase in the excess stock threshold amount to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process. As of September 30, 2009 and December 31, 2008, the Bank’s activity-based stock included $1.4 billion and $13.2 million, respectively, of excess shares subject to repurchase by the Bank at its discretion.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2009 and 2008, and provides information regarding the changes during the periods (dollar amounts in thousands):

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease) %
	2009	2008			2009	2008
Net interest income	$102,650	$237,861	$(135,211)	(56.84)	$242,335	$686,200	$(443,865)	(64.68)

Other income (loss)	(57,714)	(101,163)	43,449	42.95	118,306	(187,805)	306,111	162.99

Other expense	29,630	199,558	(169,928)	(85.15)	86,265	254,308	(168,043)	(66.08)

Total assessments	3,976	(16,619)	20,595	123.92	72,851	64,867	7,984	12.31

Net income (loss)	11,100	(46,106)	57,206	124.07	201,274	179,205	22,069	12.31

The Bank recorded net income of $11.1 million for the third quarter of 2009, an increase of $57.2 million, or 124 percent, from a net loss of $46.1 million for the same period in 2008. The increase in net income during the period was due primarily to a $169.9 million decrease in other expense and net gains on derivatives and hedging activities of $44.3 million for the third quarter of 2009 compared to net losses on derivatives and hedging activities of $45.3 million for the same period in 2008, offset by a $135.2 million decrease in net interest income, a $40.6 million increase in net impairment losses recognized in earnings, and a $20.6 million increase in total assessments. The decrease in other expense is due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense, during the third quarter of 2008. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in net interest income during the period was due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid during the third quarter of 2009 and amortization related to discontinued hedging activities, as well as a decrease in interest rates and the size of the Bank’s balance sheet.

The Bank recorded net income of $201.3 million for the first nine months of 2009, an increase of $22.1 million, or 12.3 percent, from net income of $179.2 million for the same period in 2008. The increase in net income during the period was due primarily to a $168.0 million decrease in other expense and net gains on derivatives and hedging activities of $461.6 million for the first nine months of 2009 compared to net losses on derivatives and hedging activities of $51.2 million for the same period in 2008, offset by a $443.9 million decrease in net interest income, a $175.7 million increase in net impairment losses recognized in earnings, and a $31.9 million increase in net losses on trading securities. As discussed above, the decrease in other expense is due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense, during the third quarter of 2008. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the period and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in net interest income during the period was due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid during the first nine months of 2009 and amortization related to discontinued hedging activities, as well as a decrease in interest rates and the size of the Bank’s balance sheet. The increase in net losses on trading securities is due primarily to the impact of changes in interest rates on trading securities during the period.

Net Interest Income

A primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on consolidated obligations, deposits, and other borrowings. Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and derivative instruments and hedging activities related adjustments.

Net interest income was $102.7 million for the third quarter of 2009, a decrease of $135.2 million, or 56.8 percent, from the same period in 2008. The Bank’s net interest income for the first nine months of 2009 was $242.3 million, a decrease of $443.9 million, or 64.7 percent, from net interest income of $686.2 million for the same period in 2008. The decrease in net interest income was due primarily to the accelerated write-off of hedging-related basis adjustments due to the prepayment of advances as well as other hedging related adjustments.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2009 and 2008 (dollar amounts in thousands). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivative is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. Amortization associated with hedging-related basis adjustments also are reflected in net interest income, which affect interest rate spread. As noted in the below tables, during the third quarter and first nine months of 2009, compared to the same periods in 2008, the interest rate spread decreased by 15 basis points and 20 basis points, respectively. The decrease in interest rate spread during the periods is due primarily to large write-offs of basis adjustments associated with hedging on prepaid advances reducing interest income as well as other hedging-related adjustments.

Spread and Yield Analysis

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$9,025,966	$4,060	0.18	$13,493,273	$76,584	2.26
Interest-bearing deposits (1)	3,883,319	1,580	0.16	355,859	1,846	2.06
Certificate of deposits	—	—	—	959,783	6,738	2.79
Long-term investments (2)	24,345,252	289,712	4.72	30,075,105	377,015	4.99
Advances	130,126,657	99,321	0.30	151,194,235	1,041,572	2.74
Mortgage loans held for portfolio (3)	2,730,663	36,033	5.24	3,382,666	45,331	5.33
Loans to other FHLBanks	—	—	—	6,565	27	1.64

Total interest-earning assets	170,111,857	430,706	1.00	199,467,486	1,549,113	3.09

Allowance for credit losses on mortgage loans	(964)			(892)
Other assets	1,023,008			2,567,581

Total assets	$171,133,901			$202,034,175

Liabilities and Capital
Demand and overnight deposits	$3,712,598	670	0.07	$4,903,822	23,029	1.87
Other interest-bearing deposits (4)	101,592	41	0.16	4,125	22	2.12
Short-term borrowings	31,159,806	15,876	0.20	38,894,650	237,493	2.43
Long-term debt	121,712,913	311,761	1.02	144,158,159	1,049,116	2.90
Other borrowings	155,096	(292)	(0.75)	248,299	1,592	2.55

Total interest-bearing liabilities	156,842,005	328,056	0.83	188,209,055	1,311,252	2.77

Other liabilities	6,333,656			5,225,413
Total capital	7,958,240			8,599,707

Total liabilities and capital	$171,133,901			$202,034,175

Net interest income and net yield on interest-earning assets		$102,650	0.24		$237,861	0.47

Interest rate spread			0.17			0.32

Average interest-earning assets to interest-bearing liabilities			108.46			105.98

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Spread and Yield Analysis

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$11,818,868	$17,690	0.20	$11,080,022	$216,959	2.62
Interest-bearing deposits (1)	4,583,064	6,179	0.18	1,180,710	24,753	2.80
Certificate of deposits	—	—	—	738,960	17,383	3.14
Long-term investments (2)	25,567,480	928,938	4.86	28,702,241	1,086,958	5.06
Advances	142,364,169	812,429	0.76	149,412,973	3,569,797	3.19
Mortgage loans held for portfolio (3)	2,953,310	117,761	5.33	3,463,163	138,540	5.34
Loans to other FHLBanks	1,073	2	0.22	4,814	77	2.14

Total interest-earning assets	187,287,964	1,882,999	1.34	194,582,883	5,054,467	3.47

Allowance for credit losses on mortgage loans	(902)			(947)
Other assets	1,520,445			2,684,963

Total assets	$188,807,507			$197,266,899

Liabilities and Capital
Demand and overnight deposits	$4,197,166	3,225	0.10	$5,811,046	102,310	2.35
Other interest-bearing deposits (4)	84,897	114	0.18	19,599	384	2.62
Short-term borrowings	43,075,196	254,100	0.79	32,964,362	687,379	2.79
Long-term debt	125,611,380	1,381,707	1.47	143,953,644	3,575,479	3.32
Other borrowings	457,617	1,518	0.44	108,902	2,715	3.33

Total interest-bearing liabilities	173,426,256	1,640,664	1.26	182,857,553	4,368,267	3.19

Noninterest-bearing deposits	—			7,968
Other liabilities	7,586,116			5,959,934
Total capital	7,795,135			8,441,444

Total liabilities and capital	$188,807,507			$197,266,899

Net interest income and net yield on interest-earning assets		$242,335	0.17		$686,200	0.47

Interest rate spread			0.08			0.28

Average interest-earning assets to interest-bearing liabilities			107.99			106.41

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income during the third quarter and first nine months of 2009, compared to the same periods in 2008, was primarily rate related.

Volume and Rate Table*

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 vs. 2008			2009 vs. 2008
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(19,181)	$(53,343)	$(72,524)	$13,568	$(212,837)	$(199,269)
Interest-bearing deposits	2,870	(3,136)	(266)	20,947	(39,521)	(18,574)
Certificate of deposits	(3,369)	(3,369)	(6,738)	(8,691)	(8,692)	(17,383)
Long-term investments	(68,952)	(18,351)	(87,303)	(115,201)	(42,819)	(158,020)
Advances	(127,650)	(814,601)	(942,251)	(160,930)	(2,596,438)	(2,757,368)
Mortgage loans held for portfolio	(8,613)	(685)	(9,298)	(20,331)	(448)	(20,779)
Loans to other FHLBanks	(13)	(14)	(27)	(35)	(40)	(75)

Total	(224,908)	(893,499)	(1,118,407)	(270,673)	(2,900,795)	(3,171,468)

Increase (decrease) in interest expense:
Demand and overnight deposits	(4,509)	(17,850)	(22,359)	(22,299)	(76,786)	(99,085)
Other interest-bearing deposits	57	(38)	19	348	(618)	(270)
Short-term borrowings	(39,512)	(182,105)	(221,617)	165,539	(598,818)	(433,279)
Long-term debt	(142,840)	(594,515)	(737,355)	(408,336)	(1,785,436)	(2,193,772)
Other borrowings	(424)	(1,460)	(1,884)	2,762	(3,959)	(1,197)

Total	(187,228)	(795,968)	(983,196)	(261,986)	(2,465,617)	(2,727,603)

Decrease in net interest income	$(37,680)	$(97,531)	$(135,211)	$(8,687)	$(435,178)	$(443,865)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability. The table below outlines the overall effect of derivatives and hedging activities on net interest income and other income (loss) related results (in thousands). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net interest income	$102,650	$237,861	$242,335	$686,200

Interest components of hedging activities included in net interest income:
Hedging advances	$(941,688)	$(470,166)	$(2,576,436)	$(1,005,827)
Hedging consolidated obligations	419,875	241,721	1,163,065	650,793
Hedging related amortization	(158,559)	(16,016)	(454,620)	(2,919)

Net decrease in net interest income	$(680,372)	$(244,461)	$(1,867,991)	$(357,953)

Interest components of derivative activity included in other income (loss):
Purchased options	$8,796	$6,990	$29,365	$16,578
Synthetic macro funding	(7,117)	(11,297)	(26,332)	(25,117)
Trading securities	(38,767)	(36,514)	(108,932)	(88,528)
Other	9	—	34	41

Net decrease in other income (loss)	$(37,079)	$(40,821)	$(105,865)	$(97,026)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net gains (losses) on trading securities and net gains (losses) on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008		2009	2008
Other Income (Loss):
Net impairment losses recognized in earnings	$(127,969)	$(87,344)	$(40,625)	$(263,079)	$(87,344)	$(175,735)

Service fees	415	539	(124)	1,451	1,799	(348)

Net gains (losses) on trading securities	24,766	31,070	(6,304)	(82,884)	(50,968)	(31,916)

Net gains (losses) on derivatives and hedging activities	44,333	(45,299)	89,632	461,583	(51,219)	512,802

Other	741	(129)	870	1,235	(73)	1,308

Total other (loss) income	$(57,714)	$(101,163)	$43,449	$118,306	$(187,805)	$306,111

The overall changes in other income (loss) for the third quarter and first nine months of 2009, compared to the same periods in 2008, was due primarily to adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities was offset by market-value changes in the related derivatives. In addition, during the third quarter and first nine months of 2009, the Bank recorded $128.0 million and $263.1 million, respectively, of net impairment losses recognized in earnings as part of other income (loss), compared to $87.3 million for the same periods in 2008.

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of non-qualifying hedges in the net gains (losses) on derivatives and hedging activities classification. The following tables detail each of the components of net gains (losses) on derivatives and hedging activities (in thousands):

	Net Gains (Losses) on Derivatives and Hedging Activities
	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/ MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions and Other	Total
For the Three Months Ended September 30, 2009
Interest-related	$—	$1,679	$(38,767)	$—	$—	$—	$9	$(37,079)

Qualifying fair value hedges	155,400	—	—	—	(31,649)	(8,850)	—	114,901

Non-qualifying hedges	—	1,319	(34,808)	—	—	—	—	(33,489)

Total gains (losses)	$155,400	$2,998	$(73,575)	$—	$(31,649)	$(8,850)	$9	$44,333

For the Three Months Ended September 30, 2008
Interest-related	$—	$(4,307)	$(36,514)	$—	$—	$—	$—	$(40,821)

Qualifying fair value hedges	(283,440)	—	—	—	56,683	(215)	—	(226,972)

Non-qualifying hedges	—	(25,943)	(76,318)	(59)	—	—	324,814	222,494

Total (losses) gains	$(283,440)	$(30,250)	$(112,832)	$(59)	$56,683	$(215)	$324,814	$(45,299)

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions and Other	Total
For the Nine Months Ended September 30, 2009
Interest-related	$—	$3,033	$(108,932)	$—	$—	$—	$34	$(105,865)

Qualifying fair value hedges	431,687	—	—	—	(15,909)	(3,778)	—	412,000

Non-qualifying hedges	—	16,677	138,796	—	—	—	(25)	155,448

Total gains (losses)	$431,687	$19,710	$29,864	$—	$(15,909)	$(3,778)	$9	$461,583

For the Nine Months Ended September 30, 2008
Interest-related	$—	$(8,539)	$(88,528)	$—	$—	$—	$41	$(97,026)

Qualifying fair value hedges	(293,603)	—	—	—	60,994	(1,445)	—	(234,054)

Non-qualifying hedges	—	(31,001)	(13,760)	(205)	—	—	324,827	279,861

Total (losses) gains	$(293,603)	$(39,540)	$(102,288)	$(205)	$60,994	$(1,445)	$324,868	$(51,219)

Non-interest Expense

Non-interest expense decreased during the third quarter and first nine months of 2009, compared to the same periods in 2008, due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense, during the third quarter of 2008.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. The Bank met both the regulatory liquidity requirement and its 90-day debt service goal during the third quarter of 2009.

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

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which carry government-sponsored enterprise status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008. During that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. During the third quarter of 2009, the Bank experienced an improvement in its funding costs and ability to issue longer-term and structured debt compared to the third quarter of 2008, as the decrease in LIBOR rates during the period caused investors to seek this type of debt, as compared to discount notes, for additional yields.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the GSECF, as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The maximum borrowings under the Lending Agreement are subject to the federal debt ceiling limits and are based upon eligible collateral. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2009, the Bank has provided the U.S. Treasury with a listing of advance collateral amounting to $16.5 billion, which provides for maximum borrowings of $14.4 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009, the Bank has not drawn on this available source of liquidity. The GSECF is scheduled to expire on December 31, 2009.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the Housing Act, the Secretary of Treasury has the authority, at his or her discretion, to purchase COs, subject to the general federal debt ceiling limits. Previously, the FHLBank Act had authorized the Secretary of Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this latter authority have been outstanding since 1977 and the Bank has no immediate plans to request the Treasury to exercise the authority under the Housing Act.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all FHLBank COs.
•	The Bank has outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at September 30, 2009 or December 31, 2008. As of September 30, 2009, the FHLBanks had $973.6 billion in aggregate par value of COs issued and outstanding, $148.5 billion of which was attributable to the Bank.

As of September 30, 2009, the Bank had outstanding standby letters of credit of approximately $13.6 billion with original terms of less than three months to 16 years, with the longest final expiration in 2025. As of December 31, 2008, the Bank had outstanding standby letters of credit of approximately $10.2 billion with original terms of less than three months to 15 years, with the longest final expiration in 2023. Increasingly, these outstanding standby letters of credit contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. Outstanding standby letters of credit have increased due to increased acceptance of standby letters of credit by public unit depositors as collateral for public deposits, a decrease in the credit ratings of other standby letter of credit issuers, a decrease in the number of financial institutions providing standby letters of credit or alternative forms of credit enhancement, and provisions of the Housing Act which permitted the use of FHLBank standby letters of credit as credit enhancement for tax-exempt bonds. The Housing Act provisions apply only to tax-exempt bonds issued or refunded from July 30, 2008 through December 31, 2010. It is uncertain at this time whether the Housing Act provisions related to FHLBank standby letters of credit will be extended. The Bank expects its standby letter of credit activity to continue to grow for the near future, but improvement in the financial markets and expiration of the Housing Act authority could result in a decrease in future standby letter of credit activity.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank may convert such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of September 30, 2009. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of September 30, 2009, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

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

	As of September 30, 2009		As of December 31, 2008
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	91	$3,732,267	207	$7,786,864
5-7	263	29,647,545	436	70,081,172
8	147	67,065,742	134	22,064,197
9	231	13,198,317	101	46,662,050
10	132	5,103,627	50	7,612,959

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2009	$119,751,607	$219,435,380	62.0	13.0	25.0

As of December 31, 2008	156,269,156	272,879,687	58.2	14.9	26.9

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2009.

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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $11.4 billion at December 31, 2008 to $11.1 billion as of September 30, 2009. As of September 30, 2009, the Bank had unsecured credit exposure to four non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank did not have any unsecured credit exposure to any counterparties in excess of five percent but less than 10 percent of total unsecured credit exposure.

Mortgage–backed Securities

The Bank’s RMP permits the Bank to invest in agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s long-term investment portfolio as of September 30, 2009 included $12.3 billion of private-label MBS, which represented a substantial portion, or 51.9 percent of the carrying value, of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s private-label MBS held at September 30, 2009, based on their credit ratings as of September 30, 2009 and October 31, 2009 (in thousands). The credit ratings reflect the lowest rating as reported by a NRSRO.

	As of September 30, 2009
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$5,052,532	$4,793,708

AA	770,520	689,087

A	1,971,419	1,669,252

BBB	348,328	305,132

BB	882,009	738,295

B	1,331,481	1,005,858

CCC	2,347,526	1,616,951

CC	154,695	124,986

C	186,296	137,256

Total	$13,044,806	$11,080,525

	As of October 31, 2009
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$4,842,562	$4,606,741

AA	854,347	767,232

A	2,097,562	1,778,075

BBB	348,328	305,131

BB	882,009	738,295

B	1,331,481	1,005,858

CCC	2,347,526	1,616,951

CC	154,695	124,986

C	186,296	137,256

Total	$13,044,806	$11,080,525

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

A portion of the Bank’s private-label MBS, or 37.1 percent, was rated AAA as of October 31, 2009 and 25.3 percent were rated AA to BBB as of October 31, 2009. Subsequent to September 30, 2009, approximately $298.7 million, or 2.3 percent, of the Bank’s private-label MBS have been downgraded as of October 31, 2009 as outlined in the below table (in thousands):

	Rating Agency Actions as of October 31, 2009
	Downgraded and Stable
	To Double A	To Single A
Private-label MBS	$172,586	$126,144

Total amortized cost	$172,586	$126,144

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At September 30, 2009, based on the classification by the originator at the time of origination, approximately 89 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The tables below provide additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollar amounts in thousands).

	Credit Ratings of Private-label MBS Backed by Prime Loans As of September 30, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment grade:

AAA-rated	$4,350,791	$4,320,052	$(198,740)	1.57

AA-rated	646,388	642,688	(73,120)	3.92

A-rated	1,905,036	1,902,748	(295,327)	5.81

BBB-rated	353,440	348,328	(43,196)	5.24

Below Investment Grade	4,674,889	4,425,062	(1,078,013)	14.39

Total	$11,930,544	$11,638,878	$(1,688,396)	7.51

	Credit Ratings of Private-label MBS Backed by Alt-A Loans As of September 30, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment grade:

AAA-rated	$730,005	$732,480	$(68,542)	4.08

AA-rated	128,127	127,832	(8,425)	3.87

A-rated	68,744	68,671	(6,840)	4.90

Below Investment Grade	509,988	476,945	(200,649)	29.73

Total	$1,436,864	$1,405,928	$(284,456)	13.20

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollar amounts in thousands).

	As of September 30, 2009
	AAA		AA		A		BBB
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses
Prime - Year of Issuance:
2004 and prior	$3,931,037	$(156,411)	$350,715	$(34,314)	$823,929	$(134,173)	$67,422	$(12,702)
2005	226,955	(23,503)	110,319	(9,907)	1,081,107	(161,154)	97,403	(11,001)
2006	—	—	21,420	(81)	—	—	66,785	(12,256)
2007	192,799	(18,826)	70,078	(5,170)	—	—	121,830	(7,237)
2008	—	—	93,856	(23,648)	—	—	—	—

Total Prime	4,350,791	(198,740)	646,388	(73,120)	1,905,036	(295,327)	353,440	(43,196)

Alt-A- Year of Issuance:
2004 and prior	730,005	(68,542)	128,127	(8,425)	68,744	(6,840)	—	—
2005	—	—	—	—	—	—	—	—
2007	—	—	—	—	—	—	—	—

Total Alt-A	730,005	(68,542)	128,127	(8,425)	68,744	(6,840)	—	—

Total	$5,080,796	$(267,282)	$774,515	$(81,545)	$1,973,780	$(302,167)	$353,440	$(43,196)

	As of September 30, 2009
	Below Investment Grade		Total
	Unpaid Principal Balance	Gross Unrealized Losses	Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support Percentage (%)
Prime - Year of Issuance:
2004 and prior	$33,063	$(6,121)	$(343,721)	2.9	6.2
2005	1,355,859	(286,145)	(491,710)	6.3	8.3
2006	1,338,541	(319,887)	(332,224)	9.4	9.1
2007	1,728,967	(407,886)	(439,119)	12.1	11.8
2008	218,459	(57,974)	(81,622)	15.7	16.3

Total Prime	4,674,889	(1,078,013)	(1,688,396)	6.5	8.3

Alt-A- Year of Issuance:
2004 and prior	14,116	(577)	(84,384)	6.7	10.8
2005	409,075	(183,336)	(183,336)	26.6	27.0
2007	86,797	(16,736)	(16,736)	12.3	9.6

Total Alt-A	509,988	(200,649)	(284,456)	12.7	15.3

Total	$5,184,877	$(1,278,662)	$(1,972,852)	7.1	9.1

Fair Value as a Percentage of Unpaid Principal Balance (%)

By Year of Issuance

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Private-label MBS by Year of Issuance
Prime:
2009	—	—	—	—	—
2008	74	77	54	66	86
2007	73	64	73	72	78
2006	71	63	57	64	80
2005	81	74	66	70	83
2004 and earlier	93	89	86	83	88
Weighted-average of all Prime	83	78	75	76	84
Alt-A:
2009	—	—	—	—	—
2008	—	—	—	—	—
2007	73	63	72	74	68
2006	—	—	—	—	—
2005	49	44	44	51	69
2004 and earlier	91	88	89	89	81
Weighted-average of all Alt-A	78	74	76	78	77
Weighted-average of all private-label MBS	83	77	75	76	83

The table below provides information on the interest-rate payment terms of the Bank’s MBS backed by prime and Alt-A loans (in thousands).

	As of September 30, 2009			As of December 31, 2008
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$2,712,574	$9,217,970	$11,930,544	$3,536,058	$10,997,724	$14,533,782
Alt-A	761,547	675,317	1,436,864	1,116,874	517,784	1,634,658

Total unpaid principal balance	$3,474,121	$9,893,287	$13,367,408	$4,652,932	$11,515,508	$16,168,440

To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 20 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 58 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months, increase by three percent in the second year and increase by four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred as of September 30, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities
	Weighted Average %	Range %	Weighted Average %	Range %	Weighted Average %	Range %
Year of Securitization
Alt-A:
2007	9.1	7.6 to 11.8	51.9	45.9 to 61.9	43.3	39.0 to 47.8
2006	10.4	8.7 to 13.2	51.6	47.0 to 57.1	45.3	42.9 to 48.7
2005	10.0	5.8 to 13.5	50.0	19.8 to 82.5	46.6	37.9 to 55.8

Total	9.7	5.8 to 13.5	51.2	19.8 to 82.5	44.9	37.9 to 55.8

As previously discussed, the Bank recognized a total other-than-temporary impairment loss of $104.8 million and $1.2 billion related to its private-label MBS during the third quarter and first nine months of 2009, respectively. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of this other-than-temporary impairment loss of $128.0 million and $263.1 million for the third quarter and first nine months of 2009, respectively, is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $(23.2) million and $943.4 million for the third quarter and first nine months of 2009, respectively, is recorded as a component of other comprehensive loss. When previously impaired securities increase in fair value but experience a subsequent credit loss, the amount of the credit loss is reclassified from other comprehensive loss into earnings. This reclassification may result in negative noncredit losses being presented on the Statements of Income. For the third quarter and first nine months of 2008, the Bank recognized in earnings a total other-than-temporary impairment loss of $87.3 million. The table below summarizes the total other-than-temporary impairment loss recorded during the period by classification and by the duration of the unrealized loss prior to impairment (in thousands):

	Three Months Ended September 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$13,225	$13,225
Alt-A	—	91,568	91,568

Total	$—	$104,793	$104,793

	Three Months Ended September 30, 2008
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$40,992	$—	$40,992
Alt-A	—	46,352	46,352

Total	$40,992	$46,352	$87,344

	Nine Months Ended September 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$984,374	$984,374
Alt-A	—	222,141	222,141

Total	$—	$1,206,515	$1,206,515

	Nine Months Ended September 30, 2008
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$40,992	$—	$40,992
Alt-A	—	46,352	46,352

Total	$40,992	$46,352	$87,344

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS, and government-sponsored enterprises MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity, the Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.

Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and that the Bank may record material other-than-temporary impairment losses in future periods, which could affect the Bank’s financial condition and results of operations.

Derivatives

Derivative transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk through collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, an NRSRO, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of September 30, 2009, the Bank had $210.6 billion in total notional amount of derivatives outstanding compared to $240.2 billion at December 31, 2008. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of September 30, 2009, 99.4 percent of the total notional amount of outstanding derivative transactions was represented by 21 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s total notional amount, and four counterparties, BNP Paribas, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2008, 99.5 percent of the total notional amount of outstanding derivative transactions was represented by 27 counterparties with a credit rating of A or better. Of these counterparties, there were five, Barclays Bank Plc, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc and Merrill Lynch & Co. Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of September 30, 2009

Credit Rating:	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$3,087,311	$—	$—	$—

AA	65,510,211	32,870	4,937	27,933

A	140,818,971	104,056	97,620	6,436

BBB	25,000	—	—	—

Member institutions*	1,150,153	5,164	—	—

Total derivatives	$210,591,646	$142,090	$102,557	$34,369

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2008

Credit Rating:	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$4,487,365	$—	$—	$—

AA	86,833,819	108,627	69,747	38,880

A	147,626,848	2,382	—	2,382

Member institutions*	1,266,126	6,692	—	—

Total derivatives	$240,214,158	$117,701	$69,747	$41,262

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank.

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

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution. These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2009, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of September 30, 2009.

Critical Accounting Policies and Estimates

Other-Than-Temporary Impairment Analysis

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank’s private-label MBS portfolio are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

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

If the Bank determines that an other-than-temporary impairment exists, the Bank accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment loss at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in income. For debt securities classified as held-to-maturity the difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security.

A description of the Bank’s other critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Issued and Adopted Accounting Standards

Accounting Standards Codification. In June 2009, the FASB established the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification does not replace or affect guidance issued by the SEC, which will continue to apply to SEC registrants. Following the establishment of the Codification, the FASB will not issue new standards in the form of Statement of Accounting Standards, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not have any effect on the Bank’s financial condition or results of operations.

Enhanced Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under GAAP; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Bank adopted this guidance on January 1, 2009. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations. The required enhanced disclosures are included in Note 12 to these financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued guidance revising the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. This guidance is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of other-than-temporarily impaired debt securities that are not expected to be sold. For debt securities, impairment is considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its amortized cost basis, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). Further, an impairment is considered to be other-than-temporary if the entity’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”). Previously, an other-than-temporary impairment was deemed to have occurred if it was probable that an investor would be unable to collect all amounts due according to the contractual terms of a debt security.

If an other-than-temporary impairment has occurred because an entity intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment must be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which a determination is made that a credit loss exists but an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the previous amortized cost basis less any current-period credit loss), the other-than-temporary impairment is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the noncredit component). The credit component is recognized in earnings and the noncredit component is recognized in other comprehensive loss. The total other-than-temporary impairment is required to be presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made.

The noncredit component of any other-than-temporary impairment losses recognized in other comprehensive loss for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a prospective manner based on the amount and timing of future estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In instances in which an additional other-than-temporary impairment is recognized in earnings, the amount of the credit loss is reclassified from accumulated other comprehensive loss to earnings. Further, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying amount exceeds its fair value, an additional noncredit impairment is concurrently recognized in other comprehensive loss. Conversely, if an additional other-than-temporary impairment is recognized in earnings and the held-to-maturity security’s then-current carrying value is less than its fair value, the carrying value of the security is not increased. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings.

This other-than-temporary impairment guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance is to be applied to existing and new investments held by an entity as of the beginning of the interim period in which it is adopted. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if an entity does not intend to sell and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, the entity shall recognize the cumulative effect of initially applying this guidance as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive loss. If an entity elects to early adopt this other-than-temporary impairment guidance, it must also concurrently adopt recently issued guidance regarding the determination of fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly (discussed below). The Bank elected to early adopt the other-than-temporary impairment guidance effective January 1, 2009, and recognized the effects of applying this other-than-temporary impairment guidance as a change in accounting principle. The Bank recognized the $178.5 million cumulative effect of initially applying this other-than-temporary impairment guidance as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued guidance which clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement under GAAP remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current conditions. In addition, the guidance requires enhanced disclosures regarding fair value measurements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt this guidance, it must also concurrently adopt the other-than-temporary impairment guidance. The Bank elected to early adopt this guidance effective January 1, 2009 and the adoption did not have a material effect on the Bank’s financial condition or results of operations. The required enhanced disclosures are presented in Note 13 to these financial statements.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued guidance amending the disclosure requirements for the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. In addition, the guidance requires disclosure in interim and annual financial statements of any changes in the method(s) and significant assumptions used to estimate the fair value of financial instruments. The guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopts guidance discussed in the previous paragraph regarding fair value and the other-than-temporary impairment guidance. The Bank elected to early adopt this guidance effective January 1, 2009 and the adoption did not have any effect on the Bank’s financial condition or results of operations. The required interim period disclosures are presented in Note 13 to these financial statements.

Subsequent Events. In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (1) the period after the balance sheet date during which management must evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity must recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity must make about events or transactions that occurred after the balance sheet date. In addition, the guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date (that is, whether that date represents the date the financial statements were issued or were available to be issued). This guidance does not apply to subsequent events or transactions that are specifically addressed in other applicable GAAP. This guidance is effective for interim or annual financial periods ending after June 15, 2009. The Bank adopted this guidance for the interim period ended June 30, 2009. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations. The required disclosures are presented in Note 1 to these financial statements.

Accounting for the Consolidation of Variable Interest Entities. In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with VIEs and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Bank has no VIEs and the adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance to change how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity, (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale, (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale, (4) eliminating an exception that currently permits an entity to derecognize certain transferred mortgage loans when that entity has not surrendered control over those loans, and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Measuring the Fair Value of Liabilities. In August 2009, the FASB issued ASU 2009-05 to provide guidance on how to estimate the fair value of a liability in a hypothetical transaction (assuming the transfer of a liability to a third party), as currently required by GAAP. The purpose of this guidance is to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance in ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the Bank). Entities may also elect to early adopt ASU 2009-05 if financial statements have not been issued. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

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

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The category “Fair value hedges” represents hedge strategies for which hedge accounting is achieved. The category “non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP.

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of September 30, 2009		As of December 31, 2008
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$94,439,758	$(5,944,960)	$116,095,763	$(9,392,889)
Non-qualifying hedges	1,793,400	(102,653)	2,768,400	(162,994)

Total	96,233,158	(6,047,613)	118,864,163	(9,555,883)

Investments:
Non-qualifying hedges	3,217,608	(348,224)	4,015,855	(512,160)

Total	3,217,608	(348,224)	4,015,855	(512,160)

Consolidated obligation bonds:
Fair value hedges	87,860,937	1,567,779	83,307,558	2,358,057
Non-qualifying hedges	350,000	3,274	9,430,000	(10,418)

Total	88,210,937	1,571,053	92,737,558	2,347,639

Consolidated obligation discount notes:
Fair value hedges	16,508,715	31,446	18,623,263	54,753
Non-qualifying hedges	1,074,432	421	243,030	1,903

Total	17,583,147	31,867	18,866,293	56,656

Balance Sheet
Non-qualifying hedges	3,046,490	(2,952)	3,198,038	15,827

Total	3,046,490	(2,952)	3,198,038	15,827

Intermediary positions:
Intermediaries	2,300,306	55	2,532,251	108

Total	2,300,306	55	2,532,251	108

Total notional and fair value	$210,591,646	$(4,795,814)	$240,214,158	$(7,647,813)

Total derivatives excluding accrued interest		$(4,795,814)		$(7,647,813)
Accrued interest		210,358		56,762
Cash collateral held by counterparty - assets		4,149,532		6,338,420
Cash collateral held from counterparty - liabilities		(102,570)		(69,755)

Net derivative balance		$(538,494)		$(1,322,386)

Net derivative assets balance		$39,520		$91,406
Net derivative liabilities balance		(578,014)		(1,413,792)

Net derivative balance		$(538,494)		$(1,322,386)

The Bank measures interest-rate risk exposure by various methods, including calculating the effective duration of assets, liabilities, and equity under various scenarios and calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest-earning assets and interest-bearing liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

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

Effective Duration Exposure
(In months)

	As of September 30, 2009			As of December 31, 2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	7.8	5.2	2.8	6.9	5.2	2.8
Liabilities	6.2	6.5	6.0	5.3	4.7	4.8
Equity	34.9	(18.4)	(55.1)	48.8	19.0	(51.5)
Effective duration gap	1.6	(1.3)	(3.2)	1.6	0.5	(2.0)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and makes adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured interest rate risk and the actual interest rate risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the impact on duration of risks of value loss implied by current market prices of MBS and mortgage loans is overstated. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk. In light of these conditions, in the third quarter of 2008, management refined its duration model to reflect mortgage asset spreads closer to the historical average and price assets closer to book value. The resulting durations more closely reflect the impact of changing interest rates on the Bank. However, management believes that further refinement is necessary in light of ongoing credit concerns and lack of liquidity in the MBS market. The use of book value for private label MBS in base case duration negates the impact of interest rate changes subsequent to the purchase of private label MBS. Changes in volatility and the pure level of rates are not captured in these book-value based calculations. In addition, recent accounting changes related to determining other-than-temporary impairment where certain private label MBS are held as available for sale results in a book value that is closer to market value than original purchase price. This causes the book value approach to become less meaningful as some securities are valued at true book value (original purchase price) and others are valued at fair value. Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of the ongoing credit concerns and lack of liquidity in the private label MBS market, however, market prices are influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the duration impact. Thus, in the third quarter of 2009, management has switched to calculating duration and market value using the option adjusted spread at a date prior to the current market disruptions. To capture interest-rate changes, management further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with like duration characteristics. These changes provide duration and market values for the Bank’s MBS that more accurately reflect the interest rate risk inherent in the Bank’s position. The changes between the Bank’s effective duration of equity and duration gap between September 30, 2009 and December 31, 2008 in the table above are based on this difference in calculation method. If these changes had not been made to the model, management estimates that the Bank’s effective duration of equity would have been calculated at 34.8 months and the effective duration gap would have been calculated at 1.4 months at September 30, 2009.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of September 30, 2009, under the refined assets spreads and prices discussed above.

Additional Duration Exposure Scenarios
(In months)

	As of September 30, 2009
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points*	Down 100 Basis Points*	Down 150 Basis Points*
Assets	7.4	6.8	6.0	5.2	3.8	2.9	2.4
Liabilities	6.2	6.4	6.5	6.5	5.9	5.8	5.9
Equity	26.6	14.8	(1.3)	(18.4)	(28.8)	(47.2)	(57.5)
Effective duration gap	1.2	0.4	(0.5)	(1.3)	(2.1)	(2.9)	(3.5)

*	The “down” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Another way the Bank analyzes its interest-rate risk and market exposure is by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. The Bank’s total capital decreased by $728.9 million and the market value of equity increased by $2.0 billion from December 31, 2008 to September 30, 2009, respectively. The market value of equity increased due to an increase in private-label MBS prices and total capital decreased due to a decline in advances and capital stock, and an increase in accumulated other comprehensive loss.

Market Value Equity
(In millions)

	As of September 30, 2009			As of December 31, 2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$153,622	$156,068	$156,068	$198,937	$202,397	$202,397
Liabilities	147,924	149,489	149,489	196,076	197,801	197,801
Equity	5,698	6,579	6,579	2,861	4,596	4,596

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

Not applicable.

Item 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2009, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Annual Report on Form 10-K for the year ended December 31, 2008, and in the Bank’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 (“Form 10-Qs”), which could materially affect the Bank’s business, financial condition or future results. The results described in the Bank’s Form 10-K and Form 10-Qs are not the only risks facing the Bank. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition and/or operating results.

The Bank has identified the following additional risk factor to supplement those set forth in the Bank’s Form 10-K:

Proposed federal legislation to regulate the U.S. market for financial derivatives could materially affect the Bank’s ability to hedge interest-rate risk exposure, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties.

Federal legislation has been proposed that would regulate the U.S. market for financial derivatives by providing for, in certain circumstances, centralized clearing of derivatives, trading of standardized products on regulated exchanges, and regulation of swap dealers and major swap participants. The proposed legislation may also require higher margin and capital requirements for non-standardized derivatives. The proposed legislation, if enacted, could materially affect the Bank’s ability to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The only matter on which shareholders are entitled to vote is the annual election of directors, for which the Bank submitted ballots to its members in the third quarter of 2009. Voting and nominating rights with respect to the election of directors are established by 12 U.S.C. Section 1427 and 12 C.F.R. Part 1261.

On June 1, 2009, the Director of the Finance Agency issued an order changing the designation of directors on the Bank’s board of directors effective January 1, 2010 by reducing the number of member directors in Alabama from two to one. The designated number of member directorships for the remaining states in the Bank’s district and the District of Columbia, and the number of independent directorships, remained unchanged. On May 28, 2009, the board of directors designated three of the seven independent directorships as public interest directorships, in accordance with Finance Agency regulations.

The record date for the Bank’s 2009 director elections to fill the directorships becoming available on January 1, 2010 was December 31, 2008. Bank members in Alabama elected one director, members in South Carolina elected one director, and one director was declared elected pursuant to Finance Agency regulations for the District of Columbia. Bank members further elected one public interest independent director and one non-public interest independent director.

Of the 149 members eligible to vote in the 2009 Alabama member directorship election, 103 members participated, casting a total of 1,502,019 votes. Of the 95 members eligible to vote in the South Carolina member directorship election, 50 members participated, casting a total of 756,662 votes.

Effective September 25, 2009, Thomas H. Webber, III was deemed elected to fill the member directorship of the Bank designated for the District of Columbia. Pursuant to applicable Finance Agency regulations, if the number of accepted and eligible nominees is equal to or fewer than the number of member directorships to be filled, such nominees shall be deemed elected without further action.

Of the 1,236 members eligible to vote in the independent directorship elections, 467 members participated in the public interest directorship election, casting a total of 10,062,149 votes, and 443 members participated in the non-public interest independent directorship, casting a total of 9,886,161 votes.

On October 29, 2009, the Bank declared elected the following candidates:

Name	Member(s) / Affiliation	Votes Received
W. Russell Carothers, II	The Citizens Bank of Winfield	791,159
J. Thomas Johnson	Citizens Building and Loan Association	532,479
Thomas H. Webber, III	IDB-IIC Federal Credit Union	Declared elected without a vote
Robert L. Strickland	Alabama Housing Finance Authority	10,062,149
William C. Handorf	The George Washington University	9,886,161

Mr. Carothers, Mr. Webber and Mr. Strickland will serve four-year terms beginning on January 1, 2010 and ending on December 31, 2013. Mr. Johnson and Mr. Handorf will serve two-year terms beginning on January 1, 2010 and ending on December 31, 2011.

Because all director terms expire on December 31, all of the directors who were serving on the board before and during the 2009 election of directors continue to serve on the board immediately following the election, although those directors whose terms expire on December 31, 2009 and who were not reelected will no longer serve on the board after that date. Each current director, and his or her term of office, is listed in the table below.

Directors in Elected Directorships:		Term Expiration December 31,
Alabama
W. Russell Carothers, II	The Citizens Bank of Winfield	2009	*
Bedford Kyle Goodwin, III	First Financial Bank	2009
District of Columbia
Thomas H. Webber, III	IDB-IIC Federal Credit Union	2009	**
Florida
Miriam Lopez	TransAtlantic Bank	2010
Georgia
William F. Easterlin, III	Queensborough National Bank & Trust Co.	2010
Maryland
John M. Bond, Jr.	The Columbia Bank	2010
North Carolina
Donna C. Goodrich	BB&T Corporation	2012
South Carolina
J. Thomas Johnson	Citizens Building and Loan Association	2009	**
Virginia
Scott C. Harvard	Virginia Savings Bank, F.S.B	2012
Edward J. Woodard, Jr.	Bank of the Commonwealth	2011

Directors in Independent Directorships:
F. Gary Garczynski		2012
William C. Handorf		2009	**
Linwood Parker Harrell, Jr.		2010
Jonathan L. Kislak		2010
LaSalle D. Leffall, III		2012
Henry Gary Pannell		2010
Robert L. Strickland		2009	*

*	Director was reelected and will begin a four-year term beginning January 1, 2010.
**	Director was reelected and will begin a two-year term beginning January 1, 2010.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on January 29, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(3)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: November 12, 2009	By:	/s/ Richard A. Dorfman
		Name:	Richard A. Dorfman
		Title:	President and
Chief Executive Officer

	By:	/s/ Steven J. Goldstein
		Name:	Steven J. Goldstein
		Title:	Executive Vice President and
Chief Financial Officer