Form 10-K
period 2009-12-31
Federal Home Loan Bank of Atlanta
filed 2010-03-25
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009, the aggregate par value of the stock held by current and former members of the registrant was $8,224,819,700, and 82,248,197 total shares were outstanding as of that date. At February 28, 2010, 83,226,135 total shares were outstanding.

Important Notice About Information in this Annual Report

In this annual report on Form 10-K, which we refer to as this “Report,” unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 12 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the Federal Home Loan Banks and the Federal Home Loan Banks Office of Finance (“Office of Finance”), as regulated by the Federal Housing Finance Agency, or the “Finance Agency,” successor to the Federal Housing Finance Board (the “Finance Board”) effective on July 30, 2008. “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.

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

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same. Forward-looking statements include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	The Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix

•	Future performance, including profitability, dividends, developments, or market forecasts

•	Forward-looking accounting and financial statement effects

•	Those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (“SEC”).

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

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, those risk factors provided under Item 1A of this Report and in future reports and other filings made by the Bank with the SEC. The Bank operates in a changing economic environment, and new risk factors emerge from time to time. Management cannot predict accurately any new factors, nor can it assess the effect, if any, of any new factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

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

Overview

The Bank is a federally chartered corporation organized in 1932 and one of 12 district FHLBanks. The FHLBanks, along with the Finance Agency and the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (“GSEs”) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies and certified community development financial institutions (“CDFIs”) chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s stock is owned entirely by current or former members and is not publicly traded. As of December 31, 2009, the Bank’s membership totaled 1,195 financial institutions, comprising 874 commercial banks, 112 savings banks, 48 thrifts, 148 credit unions, and 13 insurance companies. On February 4, 2010, the Bank began accepting membership applications from certified CDFIs pursuant to a final rule issued by the Finance Agency establishing membership eligibility and procedural requirements for certified CDFIs.

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

As of December 31, 2009, the Bank had total assets of $151.3 billion, total advances of $114.6 billion, total deposits of $3.0 billion, total COs of $138.6 billion, and a retained earnings balance of $872.8 million. The Bank’s net income for the year ended December 31, 2009 was $283.5 million.

As of December 31, 2009, the FHLBanks’ consolidated debt obligations were rated Aaa/P-1 by Moody’s Investors Service (“Moody’s”) and AAA/A-1+ by Standard & Poor’s (“S&P”), which are the highest ratings available from these nationally recognized statistical rating organizations (“NRSROs”). These ratings indicate that Moody’s and S&P have concluded that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal and interest on COs, and that COs are judged to be of the highest quality, with minimal credit risk. The ratings also reflect the FHLBank System’s status as a GSE. Individually, the Bank’s deposit rating at December 31, 2009 was Aaa/P-1 from Moody’s and its long-term counterparty credit rating was AAA/A-1+ from S&P. Investors should understand that these ratings are not a recommendation to buy, sell or hold securities and they may be subject to revision or withdrawal at any time by the NRSRO. The ratings from each of the NRSROs should be evaluated independently.

The Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (the “Housing Act”), the Finance Agency was established and became the new independent federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Office of Finance, a joint office of the FHLBanks established by the predecessor of the Finance Board, facilitates the issuing and servicing of the FHLBank’s debt instruments and prepares the combined quarterly and annual financial reports of all 12 FHLBanks.

Products and Services

The Bank’s products and services include the following:

•	Credit Products

•	Mortgage Loan Purchase Programs

•	Community Investment Services

•	Cash Management and Other Services

Credit Products

The credit products that the Bank offers to its members include both advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called housing associates. The book value of the Bank’s outstanding advances was $114.6 billion and $165.9 billion as of December 31, 2009 and 2008, respectively, and advances represented 75.7 percent and 79.5 percent of total assets as of December 31, 2009 and 2008, respectively. Advances generated 39.1 percent, 71.3 percent, and 74.5 percent of total interest income for the years ended December 31, 2009, 2008 and 2007, respectively. For further discussion of the decrease in total interest income from 2008, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income.”

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

The Bank obtains a security interest in eligible collateral to secure a member’s advance prior to the time it originates or renews an advance. Eligible collateral is defined by the FHLBank Act, Finance Agency regulations, and the Bank’s credit and collateral policy. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank. The Bank also may require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights that (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests.

Pursuant to its regulations, the Federal Deposit Insurance Corporation (“FDIC”) has recognized the priority of an FHLBank’s security interest under the FHLBank Act, and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution.

The Bank offers the following standard advance products, which comprise 13.1 percent of total advances:

Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is a long-term advance available for a term of up to 10 years with rate resets at periodic intervals.

Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity from one month to 10 years; may be shorter or longer if requested.

Daily Rate Credit Advance (DRC Advance). The DRC Advance provides short-term funding with rate resets on a daily basis; similar to federal funds lines. The DRC Advance is available from one day to 24 months.

Advances also are typically customized to fit member needs. The Bank’s customized advances include, among other products, the following:

Callable Advance. The callable advance is a fixed- or variable-rate advance with a fixed maturity and the option for the member to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity of up to 10 years with options from three months to 10 years.

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

Capped and Floored Advances. The capped advance includes an interest-rate cap, while the floored advance includes an interest-rate floor. The interest rate on the advance adjusts according to the difference between the interest-rate cap/floor and the established index. The Bank offers this product with a maturity of one year to 10 years.

Expander Advance. The expander advance is a fixed-rate advance with a fixed maturity and an option by the borrower to increase the amount of the advance in the future at a predetermined interest rate. The option may be Bermudan or European. The Bank has established internal limits on the amount of such options that may be sold to mature in any given quarter. The Bank offers this product with a maturity of two years to 20 years with an option exercise date that can be set from one month to 10 years.

The following table sets forth the par value of these customized advances outstanding (in thousands):

	As of December 31,
	2009	2008
Callable advances	$1,000	$6,000
Hybrid advances	54,511,300	67,958,600
Convertible advances	19,908,115	30,156,995
Capped/floor advances	19,881,000	21,486,000
Expander advances	1,110,600	1,312,600

Total par value	$95,412,015	$120,920,195

The Bank establishes interest rates on advances using the Bank’s cost of funds and the interest-rate swap market. For short-term advances, interest rates are driven primarily by the Bank’s discount note pricing, and for longer term advances, interest rates are driven primarily by CO and interest-rate swap pricing. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in most advance transactions. With respect to callable advances, prepayment fees apply to prepayments on a date other than an option exercise date(s). As required by Finance Agency regulations, the prepayment fee is intended to make the Bank economically indifferent to a borrower’s decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

In addition to making advances to member institutions, the Bank makes advances to “housing associates”—nonmembers that are approved mortgagees under Title II of the National Housing Act. Housing associates must be legally chartered and subject to inspection and supervision by a governmental agency. Additionally, their principal activity in the mortgage field must be the lending of their own funds. Housing associates are not subject to certain provisions of the FHLBank Act applicable to members, such as the capital stock purchase requirements. However, with respect to advances, housing associates generally are subject to similar regulatory and policy lending requirements, except that most advances to housing associates are collateralized by cash and securities. Advances to housing associates represented $4.8 million and $111.0 million of the outstanding advances as of December 31, 2009 and 2008, respectively.

The following table presents information on the Bank’s 10 largest borrowers of advances (dollar amounts in thousands):

10 Largest Borrowers of Advances
		As of December 31, 2009
Institution	City, State	Advances Par Value	Percentage of Total Advances	Weighted-average Interest Rate (%)*
Bank of America, National Association	Charlotte, NC	$37,363,459	34.03	3.80
Branch Banking and Trust Company	Winston Salem, NC	10,687,165	9.73	3.95
Regions Bank	Birmingham, AL	8,283,743	7.54	3.19
Navy Federal Credit Union	Vienna, VA	6,842,685	6.23	4.56
Capital One, National Association	McLean, VA	3,201,889	2.92	4.62
E*TRADE Bank	Arlington, VA	2,303,600	2.10	4.17
BankUnited	Miami Lakes, FL	2,015,350	1.84	3.67
SunTrust Bank	Atlanta, GA	1,992,252	1.81	4.50
Compass Bank	Birmingham, AL	1,481,481	1.35	2.81
Pentagon Federal Credit Union	Alexandria, VA	1,246,000	1.13	4.27

Subtotal (10 largest borrowers)		75,417,624	68.68	4.07
Subtotal (all other borrowers)		34,394,931	31.32	3.42

Total par value		$109,812,555	100.00	3.77

*	The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and valuation methodology as it relates to its advance activity is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank during the term of the letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as contingent liabilities because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $18.9 billion and $10.2 billion of outstanding standby letters of credit as of December 31, 2009 and 2008, respectively.

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollar amounts in thousands):

10 Largest Borrowers of Advances and Letters of Credit
		As of December 31, 2009
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percentage of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$41,977,772	32.61
Branch Banking and Trust Company	Winston Salem, NC	10,732,429	8.34
SunTrust Bank	Atlanta, GA	9,614,974	7.47
Regions Bank	Birmingham, AL	8,356,560	6.49
Navy Federal Credit Union	Vienna, VA	6,842,685	5.32
Compass Bank	Birmingham, AL	4,050,831	3.15
Capital One, National Association	McLean, VA	3,416,398	2.65
E*TRADE Bank	Arlington, VA	2,303,600	1.79
RBC Bank (USA)	Rocky Mount, NC	2,141,852	1.66
BankUnited	Miami Lakes, FL	2,015,350	1.57

Subtotal (10 largest borrowers)		91,452,451	71.05
Subtotal (all other borrowers)		37,269,115	28.95

Total advances par value and standby letters of credit		$128,721,566	100.00

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

The following table identifies the PFIs from which the Bank has purchased during the year more than 10 percent of its mortgage loans through the above programs:

	Years Ended December 31,
	2009		2008
	Percent of total MPF	Percent of total MPP	Percent of total MPF	Percent of total MPP
First Federal Savings & Loan Association of Charleston	—	—	54.03	—
Branch Banking and Trust Company	—	—	41.72	—
Eastern Financial Florida Credit Union	—	—	*	23.73
Robins Federal Credit Union	—	—	—	24.17
Lee Financial Corporation	—	—	—	19.53
Bank of Dudley	—	—	—	15.65

*	Represents less than 10 percent.

The Bank requires each PFI to make certain representations and warranties to the Bank indicating that it meets the various requirements set forth in the program guides and documents for the MPF Program and MPP. If a PFI breaches its representations or warranties with respect to a loan that the PFI sold to the Bank, the Bank may require the PFI to repurchase the mortgage loan. During 2009, PFIs repurchased six loans from the Bank related to the MPF Program with outstanding principal and interest of $742 thousand and PFIs repurchased one loan from the Bank related to MPP with outstanding principal and interest of $416 thousand.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

MPF Program

The unpaid principal balance of MPF loans held by the Bank was $2.2 billion and $2.9 billion at December 31, 2009 and 2008, respectively. There are several different products available under the MPF Program, which specify varying levels of loss allocation and credit enhancement structures. These products include: Original MPF®, MPF® 100, MPF® 125, and MPF® Plus. The following table shows the unpaid principal loan balances for certain of the Bank’s MPF Program products (in thousands):

	Original MPF®	MPF® 100	MPF® 125	MPF® Plus
As of December 31, 2009	$253,356	$1,400	$97,286	$1,650,445
As of December 31, 2008	283,053	2,235	113,291	2,179,167

Through another program, MPF® Government products, the Bank purchased FHA-insured and VA-guaranteed loans from PFIs. These government-insured/guaranteed loans are not subject to the credit enhancement obligations applicable to other products of the MPF Program. The Bank held $209.6 million and $289.1 million in FHA/VA loans under this program as of December 31, 2009 and 2008, respectively.

As of December 31, 2009, one of the Bank’s MPF PFIs, Branch Banking and Trust Company, which like all PFIs currently is inactive, was among the Bank’s top 10 borrowers.

MPP

The unpaid principal balance of MPP loans held by the Bank was $299.1 million and $369.6 million as of December 31, 2009 and 2008, respectively. The purpose and design of MPP is similar to the MPF program discussed above. However, because the Bank operates its MPP independently of other FHLBanks, it has greater control over the prices offered to its customers, the quality of customer service, the relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency.

Under MPP, a PFI that originates or purchases fixed-rate residential mortgages may sell qualifying loans to the Bank under a master commitment. The Bank is responsible for the development and maintenance of the program including origination, servicing and underwriting standards, operational support, marketing MPP to its members and funding loans acquired through the program.

The PFIs may retain or sell servicing to third parties. The Bank does not service the loans, nor does it own any servicing rights. The Bank must approve any servicer, including a member-servicer, and any transfers of servicing to third parties. The PFIs or servicers are responsible for servicing loans, for which they receive a servicing fee, in accordance with MPP servicing guidelines. The Bank has appointed JP Morgan Chase as the MPP master servicer. As of December 31, 2009, there were no MPP PFIs that were among the Bank’s top 10 borrowers.

Under MPP, the Bank also could purchase FHA loans from PFIs. These government-insured loans are not subject to the same credit enhancement obligations applicable to other products of the MPP. The Bank held no FHA loans under MPP as of December 31, 2009 or 2008.

Affordable Multifamily Participation Program

Prior to 2006, the Bank offered AMPP. Through AMPP, members and participants in housing consortia could sell to the Bank participation interests in loans on affordable multifamily rental properties. The Bank held participation interests in AMPP loans with an unpaid principal balance of $22.2 million and $22.8 million as of December 31, 2009 and 2008, respectively. In 2006, the Bank stopped purchasing assets under this program but retains its existing portfolio.

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory net income to its Affordable Housing Program (“AHP”), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million.

AHP provides direct subsidy funds or subsidized advances to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income individuals and families. The Bank’s AHP is a competitive program that supports projects that provide affordable housing to those individuals and families. In addition to the competitive AHP, the Bank offers the following programs to facilitate affordable housing and promote community economic development:

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

For the years ended December 31, 2009 and 2008, AHP assessments were $31.7 million and $28.4 million, respectively. Historically, the Bank has allocated up to 15 percent of its annual AHP contribution to fund the FHP. In 2008, the Bank allocated the maximum 35 percent of its annual AHP contribution to fund the FHP. The Bank maintained a 35 percent allocation in 2009 to fund the FHP.

In 2008 and 2009, the Bank adopted certain changes to its AHP to position AHP and FHP as a resource to address the credit and foreclosure crisis in the Bank’s district. These changes included a revised AHP application scoring framework that rewards projects that are a part of a locally-coordinated foreclosure recovery initiative and projects that benefit from funding from Bank members. Other changes include the incorporation of a district-wide foreclosure prevention counseling platform for FHP customers.

Cash Management and Other Services

The Bank historically has provided a variety of services to help members meet day-to-day cash management needs. These services include cash management services that support member advance activity, such as daily investment accounts, automated clearing house transactions and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank’s members.

The Bank also acts as an intermediary for its members that have limited or no access to the capital markets but need to enter into interest-rate exchange agreements. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank’s entering into an interest-rate exchange agreement with a member and then entering into a mirror-image interest-rate exchange agreement with one of the Bank’s approved counterparties. The interest-rate exchange agreements entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image interest-rate exchange agreements. The net result of the accounting for these interest-rate exchange agreements is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction.

Investments

The Bank maintains a portfolio of short- and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. Investment income also enhances the Bank’s capacity to meet its commitments to affordable housing and community investment, cover operating expenses and satisfy the Bank’s annual Resolution Funding Corporation (“REFCORP”) assessment, discussed below. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments.

The Bank’s short-term investments were $10.3 billion and $10.8 billion as of December 31, 2009 and 2008, respectively. The Bank’s long-term investments were $22.6 billion and $27.6 billion as of December 31, 2009 and 2008, respectively. Short- and long-term investments represented 21.8 percent and 18.4 percent of the Bank’s total assets as of December 31, 2009 and 2008, respectively. These investments generated 54.2, 25.9 and 23.4 percent of total interest income for the years ended December 31, 2009, 2008 and 2007, respectively.

The Bank’s short-term investments consist of overnight and term federal funds, certificates of deposit and interest-bearing deposits. The Bank’s long-term investments consist of mortgage-backed securities (“MBS”) issued by government-sponsored mortgage agencies or private securities that, at the time of purchase, carry the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations and COs issued by other FHLBanks.

The Bank’s MBS investment practice is to purchase MBS from a select group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. Government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is a dealer on the Bank’s list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance at December 31, 2009 included MBS with a book value of $4.6 billion issued by one of the Bank’s members and its affiliates with dealer relationships. The MBS balance at December 31, 2008 included MBS with a book value of $6.7 billion issued by two of the Bank’s members and their affiliates with dealer relationships. See Notes 5 and 6 to the audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

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

The Bank periodically invests in the outstanding COs issued by other FHLBanks as a part of its investment strategy. A description of the FHLBanks’ COs appears below under the heading “Funding Sources—Consolidated Obligations.” The terms of these consolidated obligations generally are similar to the terms of COs issued by the Bank. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” COs issued by the Bank.

The Bank purchases COs issued by other FHLBanks through third-party dealers as long-term investments. These investments provide a relatively predictable source of liquidity while at the same time maximizing earnings and the Bank’s leveraged capital ratio (as these longer-term investments typically earn a higher yield than short-term investments such as term federal funds sold). The Bank purchases long-term debt issued by other GSEs for the same reason, and generally the rates of return on such other long-term debt are similar to those on COs of the same maturity.

In determining whether to invest in COs issued by other FHLBanks, the Bank, as in the case of any of its investment decisions, compares the features of such investments, including rates of return, terms of maturity, and overall structure, to alternative permissible uses of available funds for investment, including the repayment of outstanding indebtedness of the Bank. At the time of such investment decision, however, indebtedness of the Bank may not be available for repurchase.

While the Bank seeks to manage its entire portfolio of investments to achieve an overall rate of return in excess of the Bank’s funding costs, certain individual investments, including consolidated obligations issued by other FHLBanks, may have a stated interest rate that is less than the Bank’s cost of funds at the time of purchase as a result of various factors, such as the changing nature of market interest rates and the hedging strategies adopted by the Bank. Although the stated interest rate on any series of consolidated obligations is based in part on the joint and several liability of the FHLBanks, particular series of COs may have different structures and remaining maturities; consequently, they may have different rates of return to investors, including the Bank. The FHLBanks’ joint and several liability is the same for all COs issued by the FHLBanks, regardless of whether the Bank owns a particular series of them. Normally, at the time of purchase of these investments, the Bank also enters into interest-rate exchange agreements with mirror-image terms to the investments to offset price movements in the investment. This hedging helps maintain an appropriate repricing balance between assets and liabilities.

Investment by the Bank in COs issued by other FHLBanks is not currently, nor is it anticipated to be, precluded by Finance Agency regulations. Current regulations do not impose any express limitation on the ability of the

Bank to receive payments on COs issued by other FHLBanks in the event that the issuing FHLBank is unable to make such payments itself, and the other FHLBanks, including the Bank, are required to make such payments. However, 12 CFR Section 966.8(c) prohibits COs from being placed directly with any FHLBank. Regulatory interpretative guidance on this provision has clarified that the regulation also prohibits purchases from underwriters in an initial offering of COs. The Bank does not purchase COs issued by other FHLBanks during their period of initial issuance, so this guidance has not affected its investment strategy in this regard. At the request of the Office of Finance, the Finance Board approved a waiver to Section 966.8(c) in December 2005 to permit the direct placement by an FHLBank of COs with another FHLBank to ensure the timely payment by an FHLBank of all the principal and interest due on COs on a particular day. The request resulted from a revision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to its daylight overdraft policies. Under the Federal Reserve Board’s policies, the Federal Reserve System will not make payments on COs until it has received sufficient funds from the obligor FHLBank through its fiscal agent, the Office of Finance.

The following table sets forth the Bank’s investments in U.S. agency securities (dollar amounts in thousands):

	As of December 31,
	2009			2008
	Amount	Percent of Total Investments	Weighted- average Yield (%)	Amount	Percent of Total Investments	Weighted- average Yield (%)
Government-sponsored enterprises debt obligations	$3,470,402	10.54	4.20	$4,171,725	10.87	4.28
Other FHLBanks’ Bonds (1)	71,910	0.22	15.17	300,135	0.78	7.45
Mortgage-backed securities:
U.S. agency obligations guaranteed	776,548	2.36	1.21	38,545	0.10	5.71
Government-sponsored enterprises	6,598,400	20.03	4.32	7,060,082	18.40	4.77

(1)	Includes one inverse floating-rate consolidated obligation bond.

The Bank is subject to credit and market risk on certain investments. For discussion as to how the Bank manages these risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

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

Finance Agency regulations also state that the Bank must maintain the following types of assets free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the COs outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of COs shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

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

The following table presents the Bank’s compliance with this requirement (in thousands):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2009	$138,577,093	$150,885,359
As of December 31, 2008	193,376,111	207,181,050

The Office of Finance has responsibility for facilitating and executing the issuance of the COs. It also services all outstanding debt.

Consolidated Obligation Bonds. Consolidated obligation bonds satisfy longer-term funding requirements. Typically, the maturity of these securities ranges from one year to 10 years, but the maturity is not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also use the TAP issue program for fixed-rate, noncallable bonds. Under this program, the FHLBanks offer debt obligations at specific maturities that may be reopened daily, generally during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

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

The following table shows the net amount of the Bank’s outstanding consolidated obligation bonds and discount notes (in thousands). The net amount is described in more detail in the table summarizing the Bank’s participation in COs outstanding included within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Consolidated Obligations.”

	As of December 31,
	2009	2008
Consolidated obligations, net:
Bonds	$121,449,798	$138,181,334
Discount notes	17,127,295	55,194,777

Total	$138,577,093	$193,376,111

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposit programs provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. In 2009 and 2008, the Bank offered several types of deposit programs, including demand and overnight deposits. In May 2008, the Bank discontinued acting as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. As of December 31, 2009 and 2008, the Bank had demand and overnight deposits of $3.0 billion and $3.6 billion, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. As of December 31, 2009 and 2008, the Bank had excess deposit reserves of $93.2 billion and $133.2 billion, respectively.

Capital, Capital Rules, Retained Earnings, and Dividends

Capital and Capital Rules

The Bank is required to comply with regulatory requirements for total capital, leverage capital, and risk-based capital. Under these requirements, the Bank must maintain total capital in an amount equal to at least four percent of total assets and weighted leverage capital in an amount equal to at least five percent of total assets. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. In addition, the Bank must maintain permanent capital, defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings, in an amount equal to or greater than the risk-based capital (“RBC”) requirements set forth in the Gramm-Leach-Bliley Act of 1999. The regulatory definition of permanent capital results in a calculation of permanent capital different from that determined in accordance with GAAP because the regulatory definition treats mandatorily redeemable capital stock as capital. RBC is the sum of credit, market, and operating risk capital requirements.

Credit risk capital is the sum of the capital charges for the Bank’s assets, off-balance sheet items, and derivatives contracts. The Bank calculates these charges using the methodology and risk weights assigned to each classification by the Finance Agency. Market risk capital is the sum of the market value of the Bank’s portfolio at risk from movement in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during times of market stress and the amount, if any, by which the market value of total capital is less than 85 percent of the book value of total capital. Operational risk capital is equal to 30 percent of the sum of the credit risk capital component and the market risk capital component. Regulations define “total capital” as the sum of:

•	Permanent capital

•	The amount of paid-in Class A stock, if any (the Bank does not issue Class A stock)

•	The amount of the Bank’s general allowance for losses (if any)

•	The amount of any other instruments identified in the Bank’s capital plan that the Finance Agency has determined to be available to absorb losses.

To satisfy these capital requirements, the Bank implemented a capital plan on December 17, 2004, as last amended effective March 6, 2009. Each member’s minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2009, the membership stock requirement was 0.18 percent (18 basis points) of the member’s total assets, subject to a cap of $26 million effective as of March 30, 2009. On March 12, 2010, the Bank announced that, effective March 26, 2010, the membership stock requirement will change from 0.18 percent (18 basis points) to 0.15 percent (15 basis points) of the member’s total assets. The $26 million cap will not change.

As of December 31, 2009, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member’s outstanding par value of advances

•	8.00 percent of any outstanding targeted debt/equity investment (investments similar to AMPP assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero percent as of December 31, 2009. As of December 31, 2009, all of the Bank’s AMPP assets had been acquired from a nonmember, and, therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those AMPP assets.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock. For additional information regarding the Bank’s stock, refer to Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Retained Earnings and Dividends

The Bank has established a capital management policy to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. At least quarterly, the Bank assesses the adequacy of its retained earnings. This assessment considers forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk and credit risk. Quarterly, the board sets the targeted amount of retained earnings the Bank is required to hold after the payment of dividends based on this assessment. Based upon this quantitative analysis, the board of directors established the target amount of retained earnings at $685.8 million as of December 31, 2009. The Bank’s retained earnings at December 31, 2009 were higher than this target by $187.0 million, as discussed in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

The Bank may pay dividends on its capital stock only out of its retained earnings or current net earnings. The Bank’s board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements. The Bank also may not declare a dividend if the dividend would create a financial safety and soundness issue for the Bank.

The Finance Agency prohibits any FHLBank from issuing dividends in the form of stock or otherwise issuing new “excess stock” if that FHLBank has excess stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess stock would cause that FHLBank to exceed the one percent excess stock limitation. Excess stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. At December 31, 2009, the Bank’s excess capital stock outstanding was 1.27 percent of the Bank’s total assets due to maturing and prepaid advances during 2009 and the Bank’s suspension in 2009 of automatic daily repurchases of excess activity-based capital stock, as further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” Historically, the Bank has not issued dividends in the form of stock, and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

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

The total notional amount of the Bank’s outstanding derivatives was $192.0 billion and $240.2 billion as of December 31, 2009 and 2008, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. The Bank reduces this risk by executing derivatives only with highly-rated financial institutions. In addition, the legal agreements governing the Bank’s derivatives require the credit exposure of all derivatives with each counterparty to be netted. As of December 31, 2009, the Bank had credit risk exposure to five counterparties, before considering collateral, in an aggregate amount of $113.1 million. The Bank’s net uncollateralized exposure to these counterparties was $21.3 million as of December 31, 2009.

The market risk of derivatives can be measured meaningfully only on a portfolio basis, taking into account the entire balance sheet and all derivatives. The market risk of the derivatives and the hedged items is included in the measurement of the Bank’s effective duration gap (the difference between the expected weighted average maturities of the Bank’s assets and liabilities). As of December 31, 2009, the Bank’s effective duration gap was a negative 0.06 years, or essentially flat. This means the Bank’s exposure to rising and falling interest rates is almost equal. A positive duration gap generally indicates an overall exposure to rising interest rates; conversely, a negative duration gap normally indicates an overall exposure to falling interest rates.

For further discussion as to how the Bank manages its credit risk and market risk on its derivatives see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the cost of other available sources of liquidity for the Bank’s members, such as brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can influence significantly the demand for the Bank’s advances and can vary as a result of a number of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral. During most of 2009, the Bank faced competition from several government programs created in light of the credit crisis, which have provided competitive alternatives to the Bank’s members, including the Troubled Asset Relief Program, the Federal Reserve’s Term Auction Facility, and the Temporary Liquidity Guarantee Program. In addition, members have experienced increasing liquidity during 2009, in part due to higher FDIC deposit insurance limits, which has increased members’ deposits and decreased member demand for advances. On May 20, 2009, the standard maximum deposit insurance amount was increased to $250,000 per depositor through December 31, 2013. The authorizing legislation provides that the standard maximum deposit insurance amount will return to $100,000 on January 1, 2014. On August 26, 2009, the FDIC extended its temporary Transaction Account Guaranty Program, which provides depositors with unlimited coverage for noninterest-bearing accounts, through June 30, 2010.

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

Effective May 16, 2006, in accordance with the Finance Board’s regulation, the Bank registered its Class B stock with the SEC under Section 12(g)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Housing Act codified the regulatory requirement that each FHLBank register a class of its common stock under Section 12(g) of the Exchange Act. As a result of this registration, the Bank is required to comply with the disclosure and reporting requirements of the Exchange Act and to file with the SEC annual, quarterly, and current reports, as well as meet other SEC requirements, subject to certain exemptive relief obtained from the SEC by the Bank and under the Housing Act.

The Government Corporation Control Act provides that, before a government corporation (which includes the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe: (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the Housing Act, the Secretary of the Treasury has the authority, at his or her discretion, to purchase COs, subject to the federal debt ceiling limits. Previously, the FHLBank Act had authorized the Secretary of the Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4 billion. No borrowings under this latter authority have been outstanding since 1977. The U.S. Department of the Treasury receives the Finance Agency’s annual report to the Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. The Department of the Treasury recently has adopted additional procedures relating to the review of other GSE debt issuance and may review the procedures under which the FHLBanks issue debt.

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

Personnel

As of December 31, 2009, the Bank employed 401 full-time and 16 part-time employees.

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

The FHLBanks’ aggregate payments through 2009 generally have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75 million scheduled payment due for the second quarter of 2012 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.

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

Each year the Bank must set aside for its AHP 10 percent of its regulatory income, or such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. If an FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for that year, since each FHLBank’s required annual AHP contribution is limited to its annual net earnings.

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $102.5 million for the year ended December 31, 2009. These assessments were the equivalent of a 26.6 percent effective annual income tax rate for the Bank.

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

The Finance Agency may by regulation require any FHLBank to make principal or interest payments due on any CO at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Finance Agency may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could affect negatively the Bank’s financial condition and results of operations.

During 2009, at least one of the other FHLBanks received notice from the Finance Agency that it was undercapitalized. In addition, several FHLBanks recently have announced matters related to net losses, suspension of dividends, suspension of stock repurchases and risk-based capital deficiencies, primarily in light of declines in the value of private-label MBS due to the ongoing turmoil in the capital and mortgage markets.

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

The severe financial and economic disruptions, and the U.S. government’s dramatic measures enacted to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities and consequently have affected the Bank’s funding costs and practices. During the first half of 2009, the Bank’s funding costs associated with issuing long-term consolidated obligation bonds were more volatile and rose sharply compared to LIBOR and U.S. Treasury securities, reflecting dealers’ reluctance to sponsor, and investors’ current reluctance to buy, longer-term GSE debt, coupled with strong investor demand for high-quality, short-term debt instruments, such as U.S. Treasury securities and FHLBank consolidated obligation discount notes. As a result, the Bank generally decreased its term money market holdings and maintained the bulk of its liquidity in overnight investments. During the first half of 2009, the Bank also was more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less, for funding. During the second half of 2009, the Bank experienced an improvement in its funding costs and ability to issue longer-term and structured debt compared to the first half of 2009, as a decrease in LIBOR rates and general economic improvement increased investor appetite for this type of debt. Nonetheless, given the continued uncertainty of the markets, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to the Bank, if at all. If the Bank cannot access funding when needed on acceptable terms, its ability to support and continue its operations could be adversely affected, which could negatively affect its financial condition and results of operations, and the value of Bank membership.

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

The Bank relies heavily on advances as its primary product offering.

Advances represent the Bank’s primary product offering. For the year ended December 31, 2009, advances represented 75.7 percent of the Bank’s total assets. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and in certain circumstances, other FHLBanks. The Bank’s members have access to alternative funding sources, which may offer more favorable terms on their loans than the Bank does on its advances, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

Several government programs created in light of the credit crisis have provided competitive alternatives to the Bank’s members, including the Troubled Asset Relief Program, the Federal Reserve’s Term Auction Facility, the Temporary Liquidity Guarantee Program, and the FDIC’s increased deposit insurance coverage. The availability of alternative funding sources to the Bank’s members that are more attractive than those funding products offered by the Bank may decrease significantly the demand for the Bank’s advances. Any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the Bank’s profitability on advances. A decrease in the demand for the Bank’s advances or a decrease in the Bank’s profitability on advances could have a material adverse effect on the Bank’s financial condition and results of operations.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and regulations as adopted and applied by the Finance Agency. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending activities, which could affect the Bank’s financial condition and results of operations.

Please refer to the information set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments” for a discussion of recent regulatory and legislative activity that could affect the Bank.

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

Federal legislation has been proposed that would allow bankruptcy cramdowns on first mortgages of owner-occupied homes. The proposed legislation would allow a bankruptcy court in a Chapter 13 consumer bankruptcy to modify residential mortgage loans by reducing the balance (“cramdown”) of a mortgage securing a principal residence to the current value of the debt, reducing the interest rate, or by extending the repayment period. Utilization of the cramdown provision, if signed into law, may increase the Bank’s credit losses on MBS, since bankruptcy losses may be shared equally among or have different loss priorities depending on how each investment allocates the bankruptcy cramdown losses to the various prime and subordinate investor classes. Application of the cramdown provision may also make more likely the determination that MBS are other-than-temporarily impaired, thereby increasing the mark-to-market accounting losses flowing through the income statement. The value of collateral supporting advances may also be reduced, requiring members to pledge additional qualifying collateral. Since final passage and the scope of the law’s application are undetermined, it is impossible to predict the actual effects of this proposed legislation on the Bank’s collateral valuations and MBS.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of December 31, 2009, the Bank’s largest borrower, Bank of America, National Association, accounted for $37.4 billion of the Bank’s total advances then outstanding, which represented 34.0 percent of the Bank’s total advances then outstanding. As of December 31, 2008, Bank of America, National Association accounted for $3.8 billion of the Bank’s total advances then outstanding, which represented 2.4 percent of the Bank’s total advances then outstanding. As of December 31, 2008, Countrywide Bank, FSB accounted for $42.7 billion of the Bank’s total advances then outstanding, which represented 27.3 percent of the Bank’s total advances then outstanding. In April 2009, Countrywide Bank, FSB merged with and into Bank of America, National Association, and Bank of America, National Association assumed all of the outstanding advances of Countrywide Bank, FSB. As of December 31, 2009 and 2008, 10 of the Bank’s member institutions (including Bank of America, National Association for 2009 and Countrywide Bank, FSB for 2008) collectively accounted for $75.4 billion and $102.7 billion, respectively, of the Bank’s total advances then outstanding, which represented 68.7 percent and 65.7 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers—whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise—the Bank’s financial condition and results of operations could be affected negatively.

The financial services industry has seen a significant increase in the number of failed financial institutions during 2009, and this trend is expected to continue through 2010. All or a portion of the assets and liabilities of a failed financial institution may be acquired by another financial institution. This consolidation of the industry may reduce the number of potential members in the Bank’s district and result in a loss of overall business for the Bank.

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

The Bank relies upon derivative instruments to hedge interest-rate risk exposure, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties. The Bank may be limited in its ability to enter into derivative instruments that achieve these purposes.

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

Federal legislation has been proposed that would regulate the U.S. market for financial derivatives by providing for, in certain circumstances, centralized clearing of derivatives, trading of standardized products on regulated exchanges, and regulation of swap dealers and major swap participants. The proposed legislation also may require higher margin and capital requirements for non-standardized derivatives. The proposed legislation, if enacted, could materially affect the Bank’s ability to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties.

Please refer to the information set forth below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation” for a discussion of the effect of the Bank’s use of derivative instruments on the Bank’s net income.

Prepayment of mortgage assets could affect earnings.

The Bank invests in both MBS and whole mortgage loans. Changes in interest rates can affect significantly the prepayment patterns of these assets, and such prepayment patterns could affect the Bank’s earnings. In management’s experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

The insolvency or other inability of a significant counterparty to perform its obligations could affect the Bank adversely.

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

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments and mortgage loans held in portfolio. Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods or other natural disasters. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may affect adversely the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

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

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s retained earnings and current net earnings. The Bank’s ability to pay dividends also is subject to statutory and regulatory liquidity requirements. For example, the Bank has adopted a capital management policy to address regulatory guidance issued to all FHLBanks regarding retained earnings. The Bank’s capital management policy requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. Accordingly, events such as changes in interest rates, collateral value, credit quality of members and any future other-than-temporary impairment losses may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends from historical ratios to achieve and maintain the targeted amount of retained earnings.

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

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) and private-label MBS rated AAA by S&P or Fitch or Aaa by Moody’s at the time of purchase. As of December 31, 2009, a substantial portion of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of the private-label MBS the Bank holds have deteriorated during 2009 due to continued market uncertainty and illiquidity. The significant widening of credit spreads that has occurred during 2009 further reduced the fair value of the Bank’s MBS portfolio.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank’s members or former members own all the stock of the Bank. The Bank’s stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The Bank’s capital plan prohibits the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request that the Bank redeem at par its “excess stock” five years after the Bank receives a written request by the member, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock requirement under the Bank’s capital plan. In addition, any member may withdraw from membership upon five years’ written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par the member’s stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings. Historically, it was the Bank’s general practice to promptly repurchase a member’s excess activity-based stock, subject to certain limitations and thresholds in the Bank’s capital plan. During the first quarter of 2009, the Bank notified members of an increase in the excess stock threshold amount from $100 thousand to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process. The par value of all capital stock is $100 per share. As of December 31, 2009, the Bank had 1,195 members and 83.1 million shares of its common stock outstanding (including mandatorily redeemable shares); 1.21 million of those outstanding shares represented excess membership stock and 18.0 million of those outstanding shares represented excess activity-based stock. The Bank did not repurchase excess activity-based stock during the third or fourth quarters of 2009. For further discussion of excess activity-based stock, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary—Business Outlook.”

Dividends declared in a quarter may be determined based on the Bank’s financial results of that same quarter or a previous quarter, and dividends declared in a quarter may be paid in that same quarter or a later quarter. The Bank declared quarterly cash dividends in 2009 and 2008 as outlined in the table below (dollar amount in thousands).

Quarterly Dividends Declared

	2009		2008
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First	$—	—	$114,439	6.00
Second	—	—	114,292	5.75
Third	15,775	0.84	58,946	2.89
Fourth	8,352	0.41	—	—

The Bank did not pay a dividend for the first quarter of 2009. On August 10, 2009, the Bank’s board of directors declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84 percent, which was paid on August 14, 2009. On October 29, 2009, the Bank’s board of directors declared a cash dividend for the third quarter of 2009 at an annualized dividend rate of 0.41 percent, which the Bank paid on November 2, 2009. In each case, the dividend rate was equal to the average three-month LIBOR for the respective quarter. As of March 24, 2010, the Bank has not made a dividend determination for the fourth quarter of 2009.

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

The Bank’s board of directors has adopted a capital management policy that includes a targeted amount of retained earnings. In the near future, dividends paid, if any, may be lower than dividends paid in previous quarters, reflecting a conservative financial management approach during this period of continued volatility. For further discussion of the Bank’s dividends, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because only member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $13.2 billion, $5.7 billion, and $5.7 billion in letters of credit in 2009, 2008, and 2007, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2005 to 2009, have been derived from annual financial statements, including the statement of condition at December 31, 2009 and 2008 and the related statements of income and of cash flows for the three years ended December 31, 2009 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition, results of operations, or cash flows of any other interim or yearly periods (dollar amounts in thousands):

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Statements of Condition (at year end)
Total assets	$151,310,659	$208,564,340	$188,937,764	$140,533,763	$142,992,260
Investments (1)	32,939,938	38,375,940	41,526,466	35,090,036	38,171,638
Mortgage loans	2,523,397	3,251,930	3,527,428	3,004,173	2,860,539
Allowance for loan losses	(1,107)	(856)	(846)	(774)	(557)
Advances, net	114,580,012	165,855,546	142,867,373	101,476,335	101,264,208
REFCORP prepayment	—	14,028	—	—	—
Deposits	2,989,474	3,572,709	7,135,027	4,478,109	5,157,809
Consolidated obligations, net:
Discount notes	17,127,295	55,194,777	28,347,939	4,934,073	9,579,425
Bonds	121,449,798	138,181,334	142,237,042	122,067,636	119,172,487
Total consolidated obligations, net (2)	138,577,093	193,376,111	170,584,981	127,001,709	128,751,912
Mandatorily redeemable capital stock	188,226	44,428	55,538	215,705	143,096
Affordable Housing Program payable	124,765	139,300	156,184	130,006	105,911
Payable to REFCORP	20,552	—	30,681	23,606	20,766
Capital stock—putable	8,123,803	8,462,995	7,556,016	5,771,798	5,753,203
Retained earnings	872,760	434,883	468,779	406,376	328,369
Accumulated other comprehensive loss	(743,975)	(4,942)	(2,559)	(4,537)	—
Total capital	8,252,588	8,892,936	8,022,236	6,173,637	6,081,572

Statements of Income
Net interest income	404,321	846,028	703,548	671,219	633,707
Provision for credit losses on mortgage loans held for portfolio	251	10	72	217	17
Net impairment losses recognized in earnings	(316,376)	(186,063)	—	—	—
Net (losses) gains on trading securities	(135,492)	200,373	106,718	(99,241)	(215,108)
Net gains (losses) on derivatives and hedging activities	543,212	(229,289)	(96,424)	91,176	136,520
Other income (loss) (3)	3,242	984	3,230	4,242	4,494
Other expenses	112,636	286,432	110,181	102,381	86,190
Income before assessments	386,020	345,591	606,819	564,798	473,406
Assessments	102,536	91,810	161,916	150,600	126,365
Income before cumulative effect of change in accounting principle	283,484	253,781	444,903	414,198	347,041
Cumulative effect of change in accounting principle (4)	—	—	—	—	(2,905)
Net income	283,484	253,781	444,903	414,198	344,136

Return on equity (5)	3.58%	2.95%	6.47%	6.59%	5.83%
Return on assets (6)	0.16%	0.13%	0.28%	0.29%	0.25%
Net interest margin (7)	0.22%	0.42%	0.44%	0.48%	0.46%
Regulatory capital ratio (at period end) (8)	6.07%	4.29%	4.28%	4.55%	4.35%
Ratio of earnings to fixed charges	1.21	1.06	1.08	1.09	1.11
Equity to assets ratio (9)	4.34%	4.25%	4.27%	4.41%	4.26%
Dividend payout ratio (10)	8.51%	113.4%	86.0%	81.2%	67.5%

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.

(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. As of December 31, 2009, 2008, 2007, 2006 and 2005, the par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $793.3 billion, $1.1 trillion, $1.0 trillion, $823.9 billion and $807.1 billion, respectively.
(3)	Other income (loss) includes service fees and other.
(4)	Effective January 1, 2005, the Bank changed its method of accounting for deferred premiums and discounts on mortgage-backed securities under GAAP from the estimated life method to contractual method.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end. See Note 13 to the 2009 financial statements for a discussion of regulatory capital.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared divided by net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2009 and 2008, and results of operations for the years ended December 31, 2009, 2008, and 2007. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2009 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition

As of December 31, 2009, total assets were $151.3 billion, a decrease of $57.3 billion, or 27.5 percent, from December 31, 2008. This decrease was due primarily to a $51.3 billion, or 30.9 percent, decrease in advances and a $6.0 billion, or 26.1 percent, decrease in held-to-maturity securities during the year. Advances, the largest asset on the Bank’s balance sheet, decreased during the year due to maturing advances, prepayments as a result of member failures, and a decrease in demand for new advances resulting from members’ increased deposit balances, slower loan growth, and access to alternative sources of funding. The decrease in held-to-maturity securities during the year was due primarily to $5.0 billion in proceeds received for principal repayments and maturities, the continued decline in the Bank’s purchase of MBS, and total other-than-temporary impairment losses of $1.1 billion recorded on held-to-maturity securities which were subsequently transferred to the Bank’s available-for-sale portfolio. Available-for-sale securities were $2.3 billion as of December 31, 2009 compared to $0 as of December 31, 2008. These securities represent private-label MBS previously held in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss and subsequently transferred to the Bank’s available-for-sale portfolio.

As of December 31, 2009, total liabilities were $143.1 billion, a decrease of $56.6 billion, or 28.4 percent, from December 31, 2008. This decrease was due primarily to a $54.8 billion, or 28.3 percent, decrease in COs during the year. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the year.

Total capital was $8.3 billion at December 31, 2009, a decrease of $640.3 million, or 7.20 percent, from December 31, 2008. This decrease was due to a $739.0 million increase in accumulated other comprehensive loss and a $339.2 million decrease in capital stock, which was partially offset by a $437.9 million increase in retained earnings during the year. The increase in accumulated other comprehensive loss was due primarily to the recording of $560.6 million in other comprehensive loss related to the Bank’s private-label MBS during 2009 and the adoption of other-than-temporary impairment guidance as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and accumulated other comprehensive loss (increase) as of the date of adoption. The decrease in capital stock was due to the repurchase/redemption of $1.1 billion in capital stock during the first six-months of 2009 and the reclassification of $153.8 million in capital stock to mandatorily redeemable capital stock, which was partially offset by the issuance of $925.7 million in capital stock during the year. The Bank’s retained earnings were $872.8 million as of December 31, 2009, an increase of $437.9 million, or 100.7 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of other-than-temporary impairment guidance, as previously discussed, and the recording of $283.5 million in net income for the year. These increases were partially offset by the payment of $24.1 million in dividends during the year.

Results of Operations

The Bank’s net income for 2009 was $283.5 million, a $29.7 million, or 11.7 percent, increase from net income of $253.8 million for 2008. The increase in net income in 2009 compared to 2008 was due primarily to a decrease in other expense, primarily related to the establishment of a reserve on the Bank’s receivable from Lehman Brothers Special Financing, Inc. (“LBSF”) of $170.5 million in 2008. Net interest income decreased by $441.7 million, due primarily to accelerated write-offs of hedging adjustments on advances that were prepaid during 2009. This decrease was partially offset by an increase in other income of $308.6 million, due to an increase of $436.6 million in other income from the Bank’s hedging activities and trading securities, caused by changes in interest rates and accelerated write-offs of basis adjustments on discontinued hedges, offset by an increase of $130.3 million in other-than-temporary impairment losses recognized in earnings during 2009. There was also a decrease in compensation and benefits expense of $9.8 million, due primarily to a reduction of incentive compensation.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (“ROE”) to three-month average LIBOR. The Bank’s ROE was 3.58 percent for 2009, compared to 2.95 percent for 2008. ROE increased between the periods primarily as a result of increased net income, as discussed above, and a decrease in average capital. ROE spread to three-month average LIBOR increased in 2009 compared to 2008, equaling 2.89 percent for 2009 as compared to 0.02 percent for 2008. The increase in this spread was due primarily to the increase in ROE and a decrease in three-month LIBOR during the year.

The Bank’s interest rate spread decreased by 10 basis points in 2009 compared to 2008. This decrease was due primarily to lower yields on advances due to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009.

Business Outlook

The continued instability of the financial market, increasing financial institution failures, and high levels of member liquidity could continue to impact negatively advance demand and the market value of the Bank’s private-label MBS portfolio, which could affect the Bank’s financial condition and results of operations.

The uncertainty as to the depth and duration of the market instability has led to a significant reduction in the market values of MBS. During 2009, the Bank recorded net impairment losses recognized in earnings of $316.4 million related to private-label MBS in the Bank’s held-to-maturity and available-for-sale securities portfolios, compared to $186.1 million during 2008 related to private-label MBS in the Bank’s held-to-maturity securities portfolio. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and the Bank may record additional material other-than-temporary impairment losses in future periods.

Advance demand decreased steadily during 2009 as a result of increased liquidity of the markets, scheduled repayments, prepayments as a result of member closures, members’ significant deposit holdings, and slower loan growth. The Bank expects this trend to continue throughout 2010.

On February 27, 2009 the Bank announced certain capital management changes to facilitate capital management during the continuing market uncertainty. These changes included an increase in the Subclass B1 membership stock requirement cap from $25 million to $26 million and a change from the Bank’s historical practice of automatically repurchasing excess activity-based stock on a daily basis to evaluating and approving excess activity-based stock repurchases on a quarterly review cycle. During the second half of 2009, the Bank’s board of directors determined not to repurchase excess activity-based stock due to the continuing market instability, the Bank’s other-than-temporary impairment losses and a conservative approach to capital management. This decision has resulted in significantly higher capital ratios than in previous years.

The Bank did not pay a dividend for the first quarter of 2009. On August 10, 2009, the Bank’s board of directors declared a cash dividend for the second quarter of 2009 at an annualized dividend rate of 0.84 percent, which was paid on August 14, 2009. On October 29, 2009, the Bank’s board of directors declared a cash dividend for the third quarter of 2009 at an annualized dividend rate of 0.41 percent, which the Bank paid on November 2, 2009. In each case, the dividend rate was equal to the average three-month LIBOR for the respective quarter. As of March 24, 2010, the board of directors has not made a dividend determination for the fourth quarter of 2009. In 2008, the Bank declared cash dividends for the first, second and third quarters at an annualized dividend rate of 6.00 percent, 5.75 percent and 2.89 percent, respectively. The Bank’s dividend payout ratio for 2009 and 2008 was 8.51 percent and 113.4 percent, respectively.

Given the continued fragile state of the economy, financial markets and member institutions, and after consultation with its regulator, the board of directors determined that retaining a larger portion of earnings and significantly higher capital ratios than in previous years was important to maintaining the Bank’s stable financial condition. However, as advances continue to decrease, the corresponding increase in excess activity-based stock may have a negative impact on the Bank’s ROE if the Bank is unable to profitably leverage the excess capital and may affect adversely member demand for advances. The board of directors will continue to review excess activity-based stock repurchases and potential dividends on a quarterly basis after quarterly results are known. As markets improve, the board of directors will review its retained earnings and capital management approach.

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

	As of December 31,
	2009		2008		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$114,580,012	75.72	$165,855,546	79.52	$(51,275,534)	(30.92)
Long-term investments	22,593,863	14.93	27,604,052	13.24	(5,010,189)	(18.15)
Short-term investments	10,346,075	6.84	10,771,888	5.16	(425,813)	(3.95)
Mortgage loans, net	2,522,290	1.67	3,251,074	1.56	(728,784)	(22.42)
Other assets	1,268,419	0.84	1,081,780	0.52	186,639	17.25

Total assets	$151,310,659	100.00	$208,564,340	100.00	$(57,253,681)	(27.45)

Consolidated obligations, net:
Bonds	$121,449,798	84.90	$138,181,334	69.20	$(16,731,536)	(12.11)
Discount notes	17,127,295	11.97	55,194,777	27.64	(38,067,482)	(68.97)
Deposits	2,989,474	2.09	3,572,709	1.79	(583,235)	(16.32)
Other liabilities	1,491,504	1.04	2,722,584	1.37	(1,231,080)	(45.22)

Total liabilities	$143,058,071	100.00	$199,671,404	100.00	$(56,613,333)	(28.35)

Capital stock	$8,123,803	98.44	$8,462,995	95.17	$(339,192)	(4.01)
Retained earnings	872,760	10.58	434,883	4.89	437,877	100.69
Accumulated other comprehensive loss	(743,975)	(9.02)	(4,942)	(0.06)	(739,033)	(14,954.13)

Total capital	$8,252,588	100.00	$8,892,936	100.00	$(640,348)	(7.20)

Advances

The following table sets forth the Bank’s advances outstanding by year of maturity and the related weighted- average interest rate (dollar amounts in thousands):

	As of December 31,
	2009		2008
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Overdrawn demand deposit accounts	$—	—	$550	5.46
Due in one year or less	32,808,199	3.68	39,739,223	2.97
Due after one year through two years	21,565,179	4.30	34,187,680	4.09
Due after two years through three years	14,665,398	4.06	23,761,810	4.61
Due after three years through four years	10,756,841	3.87	17,692,714	4.32
Due after four years through five years	5,910,320	3.33	10,566,914	4.06
Due after five years	24,106,618	3.87	30,320,265	3.94

Total par value	109,812,555	3.89	156,269,156	3.88
Discount on AHP advances	(13,455)		(14,028)
Discount on EDGE advances	(12,179)		(13,253)
Hedging adjustments	4,799,059		9,617,925
Deferred commitment fees	(5,968)		(4,254)

Total	$114,580,012		$165,855,546

Advances were $114.6 billion as of December 31, 2009, a decrease of $51.3 billion, or 30.9 percent, from December 31, 2008. This decrease was due to maturing advances, prepayments as a result of member failures and decreased demand for advances by the Bank’s members. The decreased demand for advances by the Bank’s members was primarily a result of their increased deposits, slower loan growth and government programs that provide them with alternative sources of funding. At December 31, 2009, 89.0 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term interest rate, usually based on LIBOR. Of the par value of $109.8 billion of advances outstanding at December 31, 2009, $91.1 billion, or 82.9 percent, had their terms reconfigured through the use of interest-rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was $118.9 billion, or 76.1 percent, of the par value of advances. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows (dollar amounts in billions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
December 31, 2009	$75.4	68.7
December 31, 2008	102.7	65.7

A breakdown of these advance holdings as of December 31, 2009 is contained in Item 1, “Business—Credit Products—Advances.” Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

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

	As of December 31,		Increase/ (Decrease)
	2009	2008	Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2,375	$2,888	$(513)	(17.76)
Held-to-maturity-Certificates of deposit	300,000	—	300,000	(NM )
Federal funds sold	10,043,700	10,769,000	(725,300)	(6.74)

Total short-term investments	10,346,075	10,771,888	(425,813)	(3.95)

Long-term investments:

Trading securities:
Government-sponsored enterprises debt obligations	3,470,402	4,171,725	(701,323)	(16.81)
Other FHLBanks’ bonds	71,910	300,135	(228,225)	(76.04)
State or local housing agency obligations	10,435	14,069	(3,634)	(25.83)

Available-for-sale securities:

Mortgage-backed securities:
Private label	2,256,065	—	2,256,065	(NM )

Held-to-maturity securities:
State or local housing agency obligations	115,400	101,105	14,295	14.14
Mortgage-backed securities:
U.S. agency obligations-guaranteed	776,548	38,545	738,003	1,914.65
Government-sponsored enterprises	6,598,400	7,060,082	(461,682)	(6.54)
Private label	9,294,703	15,918,391	(6,623,688)	(41.61)

Total long-term investments	22,593,863	27,604,052	(5,010,189)	(18.15)

Total investments	$32,939,938	$38,375,940	$(5,436,002)	(14.17)

(NM)—Not meaningful

Short-term investments were $10.3 billion at December 31, 2009, a $425.8 million, or 3.95 percent, decrease from December 31, 2008. The decrease in short-term investments was due primarily to a $2.1 billion decrease in overnight federal funds during the year as market conditions improved and the Bank’s need for this source of liquidity eased. This decrease was partially offset by a $1.4 billion increase in term federal funds and a $300.0 million increase in certificates of deposit during the year. The Bank expects its federal funds holdings to remain at this level for the near-term.

Long-term investments were $22.6 billion at December 31, 2009, a decrease of $5.0 billion, or 18.2 percent, from December 31, 2008. The decrease in long-term investments was due primarily to principal repayments and maturities and the continued decline in the Bank’s purchase of MBS during the year. In addition, during 2009, the Bank recorded total other-than-temporary impairment losses of $1.3 billion related to its private-label MBS, of which $316.4 million was recognized in earnings.

The total MBS investment balance was $18.9 billion at December 31, 2009, compared to $23.0 billion at December 31, 2008. The MBS balance at December 31, 2009 included MBS with a book value of $4.6 billion issued by one of the Bank’s members and their affiliates with dealer relationships. The MBS balance at December 31, 2008 included MBS with a book value of $6.7 billion issued by two of the Bank’s members and their affiliates with dealer relationships.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent, or in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. In light of current market conditions, the Bank attempts to maintain this ratio at 250 percent to 275 percent to help to maximize and stabilize earnings. These investments amounted to 224 percent and 258 percent of total capital plus mandatorily redeemable capital stock at December 31, 2009 and 2008, respectively. The Bank was below its target range at December 31, 2009 due to the lack of quality MBS at attractive prices.

As of December 31, 2009, the Bank had a total of 32 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $739.1 million, and a total of 187 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $882.9 million. As of December 31, 2008, the Bank had a total of 279 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $3.7 billion.

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

On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining other-than-temporary impairment with respect to private-label MBS and the Bank’s adoption of recent Financial Accounting Standards Board (“FASB”) guidance governing the accounting for other-than-temporary impairment in the first quarter of 2009. The goal of the Finance Agency guidance is to promote consistency in the determination of other-than-temporary impairment for private-label MBS among all FHLBanks. Recognizing that many of the FHLBanks desired to early adopt the FASB other-than-temporary impairment guidance, the Finance Agency guidance also required that all FHLBanks early adopt the FASB other- than-temporary impairment guidance in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining other-than-temporary impairment. The Bank adopted the FASB other-than-temporary impairment guidance, applied in accordance with the Finance Agency guidance as further described below, effective January 1, 2009.

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

In accordance with Finance Agency guidance, the Bank engaged FHLBank Dallas to perform the cash flow analysis underlying its other-than-temporary impairment determination. Each FHLBank is responsible for making its own determination of impairment and the reasonableness of assumptions, inputs, and methodologies used and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent among those FHLBanks. With respect to such commonly-owned securities (of which there were 19 at December 31, 2009), FHLBank San Francisco performed the cash flow analysis underlying the Bank’s other-than-temporary impairment determination.

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

For the year ended December 31, 2009, the Bank completed its other-than-temporary impairment analysis and made its other-than-temporary impairment determination utilizing the key modeling assumptions approved by the OTTI Committee (on which the Bank had representation). Based on the impairment analysis described above, the Bank recognized a total other-than-temporary impairment loss of $1.3 billion related to 32 private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The $316.4 million credit related portion of this other-than-temporary impairment loss for the year ended December 31, 2009 is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $989.9 million is recorded as a component of other comprehensive loss. The remainder of the Bank’s investment securities portfolio that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, which may be at maturity. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

During the third quarter of 2009, in an effort to achieve consistency among all the FHLBanks in determining fair value of commonly owned private-label MBS, the FHLBanks formed a MBS Pricing Governance Committee with the responsibility for developing a fair value methodology that participating FHLBanks may adopt. The methodology approved by the MBS Pricing Governance Committee is consistent with the Bank’s existing methodology to estimate the fair value of private-label MBS.

Based on the Bank’s impairment analysis for the year ended December 31, 2008, the Bank recognized an other-than-temporary impairment loss of $186.1 million related to five private-label MBS in its held-to-maturity securities portfolio. The Bank concluded that these securities were other-than-temporarily impaired based on an analysis of both quantitative and qualitative factors, including rating agency actions, default rates, loss severity, home price depreciation and the potential for continued adverse developments.

For the year ended December 31, 2007, the Bank did not recognize any other-than-temporary impairment loss.

Supplementary financial data on the Bank’s investment securities is set forth under Item 8, “Financial Statements and Supplementary Data.”

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $2.5 billion at December 31, 2009, a decrease of $728.8 million, or 22.4 percent, from December 31, 2008. The decrease in mortgage loans held was due to the maturity of these assets during the year. In 2006, the Bank ceased purchasing assets under the AMPP, and in 2008 the Bank ceased purchasing assets under the MPF Program. Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under the MPP. If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note. The Bank purchased loans with maturity dates extending out to 2038.

The following table presents information on mortgage loans held for portfolio (in thousands).

	As of December 31,
	2009	2008
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family mortgages	$619,541	$813,351
Fixed-rate long-term single-family mortgages	1,886,116	2,421,652
Multifamily mortgages	22,227	22,762

Total unpaid principal balance	2,527,884	3,257,765
Premiums	11,678	15,882
Discounts	(16,326)	(21,896)
Delivery commitments basis adjustments	161	179

Total	$2,523,397	$3,251,930

*	Medium-term is defined as a term of 15 years or less.

As of December 31, 2009 and 2008, the Bank’s mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of MPF Program and MPP loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2009	2008
	Percent of Total	Percent of Total
South Carolina	23.0	23.0
Florida	19.0	16.0
North Carolina	16.0	17.0
Georgia	15.0	14.0
Virginia	10.0	10.0
All other	17.0	20.0

Total	100.0	100.0

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, “Financial Statements and Supplementary Data.”

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 91.6 percent of the $151.3 billion in total assets at December 31, 2009, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2008.

Consolidated obligation bonds were $121.4 billion at December 31, 2009, a decrease of $16.7 billion, or 12.1 percent, from December 31, 2008. Consolidated obligation discount notes were $17.1 billion at December 31, 2009, a decrease of $38.1 billion, or 69.0 percent, from December 31, 2008. The decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during 2009 and the increase in liquidity from advance prepayments as a result of member failures. Also reflected is a slight shift in investor demand towards consolidated obligation bonds from consolidated obligation discount notes. Consolidated obligation bonds outstanding at December 31, 2009 and 2008 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into short-term interest rates, usually based on LIBOR. Of the par value of $120.2 billion of consolidated obligation bonds outstanding at December 31, 2009, $85.2 billion, or 70.9 percent, had their terms reconfigured through the use of interest-rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2008 was 92.7 billion, or 68.3 percent, of the par value of consolidated obligation bonds.

As of December 31, 2009, callable consolidated obligation bonds constituted 27.7 percent of the total par value of consolidated obligation bonds outstanding, compared to 31.8 percent at December 31, 2008. This decrease was due to market conditions that made the issuance of noncallable fixed maturity debt more attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call features of the derivatives were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding (dollar amounts in thousands):

	As of December 31,
	2009		2008
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$63,382,600	1.27	$73,667,975	2.63
Due after one year through two years	17,743,400	1.76	22,242,000	3.40
Due after two years through three years	11,805,515	2.39	8,245,900	3.90
Due after three years through four years	9,726,250	3.60	5,402,015	4.57
Due after four years through five years	6,016,320	3.67	13,548,750	4.13
Due after five years	11,498,400	4.43	12,631,750	5.13

Total par value	120,172,485	2.05	135,738,390	3.30
Premiums	115,893		100,767
Discounts	(60,661)		(109,228)
Hedging adjustments	1,222,426		2,452,134
Deferred net losses on terminated hedges	(345)		(729)

Total	$121,449,798		$138,181,334

The Bank’s consolidated obligation bonds outstanding by type (in thousands):

	As of December 31,
	2009	2008
Noncallable	$86,905,665	$92,597,640
Callable	33,266,820	43,140,750

Total par value	$120,172,485	$135,738,390

Supplementary financial data on the Bank’s short-term borrowings is set forth under Item 8, “Financial Statements and Supplementary Data.”

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $3.0 billion as of December 31, 2009, compared to $3.6 billion as of December 31, 2008.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of December 31, 2009.

Capital

Total capital was $8.3 billion at December 31, 2009, a decrease of $640.3 million, or 7.20 percent, from December 31, 2008. This decrease was due to a $739.0 million increase in accumulated other comprehensive loss and a $339.2 million decrease in capital stock, which was partially offset by a $437.9 million increase in retained earnings during the year. The increase in accumulated other comprehensive loss was due primarily to the recording of $560.6 million in other comprehensive loss related to the Bank’s private-label MBS during 2009 and the adoption of other-than-temporary impairment guidance as of January 1, 2009, which resulted in a $178.5 million cumulative effect adjustment to retained earnings (increase) and accumulated other comprehensive loss (increase) as of the date of adoption. The decrease in capital stock was due to the repurchase/redemption of $1.1 billion in capital stock during the first half of 2009 and the reclassification of $153.8 million in capital stock to mandatorily redeemable capital stock, which was partially offset by the issuance of $925.7 million in capital stock during the year. The Bank’s retained earnings were $872.8 million as of December 31, 2009, an increase of $437.9 million, or 100.7 percent, from December 31, 2008. The increase in retained earnings was due to the adoption of other-than-temporary impairment guidance, as previously discussed, and the recording of $283.5 million in net income for the year. These increases were partially offset by the payment of $24.1 million in dividends during the second half of the year.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets, and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes.

The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2009		2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$3,010,240	$9,184,789	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	6.07%	4.00%	4.29%
Total regulatory capital*	$6,052,426	$9,184,789	$8,342,574	$8,942,306
Leverage ratio	5.00%	9.11%	5.00%	6.43%
Leverage capital	$7,565,533	$13,777,184	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $188.2 million and $44.4 million in mandatorily redeemable capital stock at December 31, 2009 and 2008, respectively.

On August 4, 2009, Finance Agency issued a final rule that established criteria based on the amount and type of capital held by an FHLBank for four capital classifications as follows:

•	Adequately Capitalized—FHLBank meets both risk-based and minimum capital requirements

•	Undercapitalized—FHLBank does not meet one or both of its risk-based or minimum capital requirements

•	Significantly Undercapitalized—FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements

•	Critically Undercapitalized—FHLBank total capital is two percent or less of total assets.

Under the regulation, the Director will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On January 12, 2010, the Bank received notification from the Director that, based on September 30, 2009 data, the Bank meets the definition of “adequately capitalized.”

As of December 31, 2009, the Bank had capital stock subject to mandatory redemption from 45 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 13 members and former members as of December 31, 2008, consisting of B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. Historically, if activity-based stock became excess stock as a result of an activity no longer remaining outstanding, the Bank generally repurchased the excess activity-based stock if the dollar amount of excess stock exceeded the threshold specified by the Bank, which in 2008 was $100 thousand. The Bank’s excess stock threshold and standard repurchase practice may be changed at the Bank’s discretion with proper notice to members. On February 26, 2009, the Bank notified members of an increase in the excess stock threshold amount to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process.

As of December 31, 2009 and 2008, the Bank’s activity-based stock included $1.9 billion and $13.2 million, respectively, of excess shares subject to repurchase by the Bank at its discretion.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2009, 2008, and 2007.

Net Income

The following table sets forth the Bank’s significant income and expense items for the years ended December 31, 2009, 2008, and 2007, and provides information regarding the changes during each of these periods (dollar amounts in thousands):

Components of Net Income

	For the Years Ended December 31,		Increase/ (Decrease) 2009/2008	Increase/ (Decrease) % 2009/2008	For the Year Ended December 31, 2007	Increase/ (Decrease) 2008/2007	Increase/ (Decrease) % 2008/2007
	2009	2008
Net interest income	$404,321	$846,028	$(441,707)	(52.21)	$703,548	$142,480	20.25
Other income (loss)	94,586	(213,995)	308,581	144.20	13,524	(227,519)	(1,682.34)
Other expense	112,636	286,432	(173,796)	(60.68)	110,181	176,251	159.96
Total assessments	102,536	91,810	10,726	11.68	161,916	(70,106)	(43.30)
Net income	283,484	253,781	29,703	11.70	444,903	(191,122)	(42.96)

The Bank’s net income for 2009 was $283.5 million, an increase of $29.7 million, or 11.7 percent, from net income of $253.8 million for 2008. The increase in net income during the year was due primarily to net gains on derivatives and hedging activities of $543.2 million in 2009 compared to net losses on derivatives and hedging activities of $229.3 million in 2008 and a $173.8 million decrease in other expense, offset by a $441.7 million decrease in net interest income, net losses on trading securities of $135.5 million in 2009 compared to net gains on trading securities of $200.4 million in 2008, a $130.3 million increase in net impairment losses recognized in earnings on the Bank’s private-label MBS and a $10.7 million increase in total assessments. The increase in net gains on derivatives and hedging activities resulted from a decrease in LIBOR during the year and mark-to-market gains on swaps in discontinued hedging relationships. The decrease in other expense was due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense during 2008. The decrease in net interest income was due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009 and amortization related to discontinued hedging activities, as well as a decrease in interest rates and the size of the Bank’s balance sheet. The increase in net losses on trading securities was due to an increase in long-term interest rates due to the steepening of the yield curve.

The Bank’s net income for 2008 was $253.8 million, a decrease of $191.1 million, or 43.0 percent, from net income of $444.9 million for 2007. The decrease in net income was due primarily to the establishment of a $170.5 million reserve for a credit loss on a receivable due from LBSF, with a corresponding charge to other expense, and a $186.1 million other-than-temporary impairment loss on the Bank’s private-label MBS. These losses were partially offset by a $142.5 million increase in net interest income during the period.

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

Net interest income for 2009 was $404.3 million, a decrease of $441.7 million or 52.2 percent, from net interest income of $846.0 million for 2008. Approximately $300.0 million of the reduction was due to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009, amortization related to discontinued hedging activities and the transfer of interest from net interest income to other income on derivatives in non qualifying hedging relationships. This $300.0 million also is reflected as an increase to other income. The remaining decrease in net interest income was due to a decrease in interest rates and a reduction in the size of the Bank’s balance sheet.

Net interest income for 2008 was $846.0 million, an increase of $142.5 million, or 20.3 percent, from net interest income of $703.5 million for 2007. This increase was due primarily to reduced interest expense on COs resulting from increased demand in the marketplace for short-term debt and a corresponding decrease in demand for long-term debt. This reduction in borrowing costs more than offset the reduction in interest income on interest-earning assets due to declining interest rates during the year.

The following table summarizes key components of net interest income for the years presented (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest income:
Advances	$888,631	$4,729,461	$6,272,406
Investments	1,231,374	1,720,928	1,967,693
Mortgage loans held for portfolio	151,610	182,721	175,679
Loans to other FHLBanks	2	77	60

Total	2,271,617	6,633,187	8,415,838

Interest expense:
Consolidated obligations	1,862,113	5,673,829	7,419,087
Deposits	3,646	109,726	266,562
Other	1,537	3,604	26,641

Total	1,867,296	5,787,159	7,712,290

Net interest income	$404,321	$846,028	$703,548

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands). The interest-rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting, the net interest income/expense associated with the derivative is included in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting (“non-qualifying hedges”), the net interest income/expense associated with the derivatives is excluded from the calculation of the interest-rate spread. Net interest income includes the interest earned on trading securities, which was $196.5 million, $284.0 million and $265.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. The interest income (expense) on the associated interest-rate swaps used to hedge trading securities is recorded in other income (loss). There are also numerous amortizations associated with basis adjustments that are reflected in net interest income, which affect interest-rate spread. As noted in the table below, the interest-rate spread decreased by 10 basis points for 2009 compared to 2008. This decrease was due primarily to lower yields on advances due to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009. The interest-rate spread increased by five basis points for 2008 compared to 2007. This increase was due primarily to an increase in the use of short-term, lower rate funding during 2008. Short-term funding rates also decreased more than long-term funding rates during 2008.

Spread and Yield Analysis

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$11,637,385	$21,692	0.19	$11,994,159	$239,198	1.99	$13,433,764	$697,244	5.19
Interest-bearing deposits (1)	4,426,571	7,419	0.17	1,839,302	28,887	1.57	177,636	8,557	4.82
Certificates of deposit	17,260	32	0.19	553,210	17,384	3.14	784,610	42,115	5.37
Long-term investments (2)	25,096,021	1,202,231	4.79	28,426,447	1,435,459	5.05	23,816,403	1,219,777	5.12
Advances	136,867,865	888,631	0.65	153,841,077	4,729,461	3.07	116,626,559	6,272,406	5.38
Mortgage loans held for portfolio (3)	2,860,623	151,610	5.30	3,420,441	182,721	5.34	3,299,680	175,679	5.32
Loans to other FHLBanks	1,090	2	0.18	3,604	77	2.14	1,170	60	5.13

Total interest-earning assets	180,906,815	2,271,617	1.26	200,078,240	6,633,187	3.32	158,139,822	8,415,838	5.32

Allowance for credit losses on mortgage loans	(954)			(925)			(738)
Other assets	1,402,683			2,631,277			2,826,822

Total assets	$182,308,544			$202,708,592			$160,965,906

Liabilities and Capital
Demand and overnight deposits	$3,976,844	3,500	0.09	$5,738,281	109,291	1.90	$5,178,340	260,440	5.03
Term deposits	—	—	—	—	—	—	8,018	323	4.03
Other interest-bearing deposits (4)	89,655	146	0.16	26,405	435	1.65	109,508	5,799	5.30
Short-term borrowings	38,199,981	260,425	0.68	38,505,038	988,758	2.57	13,661,082	671,466	4.92
Long-term debt	124,513,947	1,601,720	1.29	143,613,951	4,685,564	3.26	130,744,063	6,748,405	5.16
Other borrowings	380,090	1,505	0.40	104,142	3,111	2.99	482,496	25,857	5.36

Total interest-bearing liabilities	167,160,517	1,867,296	1.12	187,987,817	5,787,159	3.08	150,183,507	7,712,290	5.13

Noninterest-bearing deposits	—			5,965			25,666
Other liabilities	7,236,351			6,101,964			3,882,182
Total capital	7,911,676			8,612,846			6,874,551

Total liabilities and capital	$182,308,544			$202,708,592			$160,965,906

Net interest income and net yield on interest-earning assets		$404,321	0.22		$846,028	0.42		$703,548	0.44

Interest rate spread			0.14			0.24			0.19

Average interest-earning assets to interest-bearing liabilities			108.22			106.43			105.30

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in thousands). As noted in the table, the overall change in net interest income between 2009 and 2008 was primarily rate related and the overall change in net interest income between 2008 and 2007 was primarily volume related.

Volume and Rate Table *

	2009 vs. 2008			2008 vs. 2007
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(6,910)	$(210,596)	$(217,506)	$(67,899)	$(390,147)	$(458,046)
Interest-bearing deposits	18,434	(39,902)	(21,468)	29,723	(9,393)	20,330
Certificates of deposit	(8,802)	(8,550)	(17,352)	(10,280)	(14,451)	(24,731)
Long-term investments	(162,175)	(71,053)	(233,228)	233,019	(17,337)	215,682
Advances	(471,293)	(3,369,537)	(3,840,830)	1,635,453	(3,178,398)	(1,542,945)
Mortgage loans held for portfolio	(29,681)	(1,430)	(31,111)	6,449	593	7,042
Loans to other FHLBanks	(32)	(43)	(75)	68	(51)	17

Total	(660,459)	(3,701,111)	(4,361,570)	1,826,533	(3,609,184)	(1,782,651)

Increase (decrease) in interest expense:
Demand and overnight deposits	(25,758)	(80,033)	(105,791)	25,568	(176,717)	(151,149)
Term deposits	—	—	—	(161)	(162)	(323)
Other interest-bearing deposits	360	(649)	(289)	(2,812)	(2,552)	(5,364)
Short-term borrowings	(7,772)	(720,561)	(728,333)	759,249	(441,957)	317,292
Long-term debt	(555,202)	(2,528,642)	(3,083,844)	612,698	(2,675,539)	(2,062,841)
Other borrowings	2,856	(4,462)	(1,606)	(14,540)	(8,206)	(22,746)

Total	(585,516)	(3,334,347)	(3,919,863)	1,380,002	(3,305,133)	(1,925,131)

(Decrease) increase in net interest income	$(74,943)	$(366,764)	$(441,707)	$446,531	$(304,051)	$142,480

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Management generally uses derivative instruments with a primary goal of mitigating interest-rate risk and cash-flow variability. The table below outlines the overall effect of derivatives and hedging activities on net interest income and other income (loss) related results (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Net interest income	$404,321	$846,028	$703,548

Interest components of hedging activities included in net interest income:
Hedging advances	$(3,527,095)	$(1,394,959)	$639,994
Hedging consolidated obligations	1,594,563	771,507	(398,172)
Hedging related amortization	(519,349)	(97,391)	(28,948)

Net (decrease) increase in net interest income	$(2,451,881)	$(720,843)	$212,874

Interest components of derivative activity included in other income (loss):
Purchased options	$30,642	$22,500	$1,138
Synthetic macro funding	(31,488)	(68,866)	(11,028)
Trading securities	(148,842)	(108,481)	(14,578)
Other	41	57	100

Net decrease in other income (loss)	$(149,647)	$(154,790)	$(24,368)

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

When this type of hedging relationship qualifies for hedge accounting treatment, the interest components shown above are included in net interest income. The combined result of these activities on interest income and interest expense may increase or decrease net interest income. Because the purpose of management’s hedging activities is to protect the interest-rate spread related to net interest income from interest-rate risk, the absolute increase or decrease for either interest income from advances or interest expense on consolidated obligations is not as important as the relationship of the various hedging activities to overall net interest income and the interest-rate spread. The effect of such hedging activities varies from year to year, depending on interest-rate movements and the amount of the Bank’s hedging activity.

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

The above table illustrates that, due to hedging activities and hedging related amortization, net interest income decreased by $2.5 billion and $720.8 million in 2009 and 2008, respectively, and increased by $212.9 million in 2007.

The amounts reflected above for the following items must be considered in conjunction with the discussion set forth under “Other Income (Loss)” as the interest on these derivatives will appear as a component of “Other Income (Loss).”

Purchased Options. This component relates to hedging activities in which the Bank generally has paid for protection against future interest-rate movements, but which generally do not qualify for hedge accounting treatment. Often these activities are used to hedge exposure to prepayment activity in the mortgage loan portfolio. Generally, one would expect that these hedging actions would result in an expense over time because the Bank is purchasing protection. However, if conditions arise that are favorable for exercising the option, the benefit of increased income or reduced expense can be significant. The above table shows that the interest component derived from purchased option activity was $30.6 million for the year ended December 31, 2009, due to a decrease in interest rates. Since these options are derivatives, both changes in fair value and any related interest income or interest expense, if exercised, are recognized currently in the income statement as a component of “Other Income (Loss).”

Synthetic Macro Funding. This component relates to the Bank using derivatives to create a profile similar to that of having longer-term debt outstanding than the actual underlying debt. Because there is only the existing short-term debt and long-term debt outstanding, these activities are called “synthetic.” Consequently, these activities do not qualify for hedge accounting treatment because they do not have a direct link to a hedged item and are considered non-qualifying hedges. These structures contain a derivative, and therefore changes in the fair value of the derivative are recognized in the income statement as a component of “Other Income (Loss).”

Trading Securities Hedging. As discussed above, management hedges the Bank’s exposure to the fair-value fluctuations related to marking trading securities to market through earnings, but the related hedging activity does not qualify for hedge accounting treatment. The hedge is intended to mirror the trading security to convert, in effect, the trading securities into variable-rate instruments. The effect of this synthetic variable-rate instrument can be seen by combining the interest received on the security with the net amount paid or received on the derivative. Through hedging activities, the yield on trading securities is targeted to correlate with short-term interest rates. The tables in the “Other Income (Loss)” section presented below disclose the hedging of the mark-to-market adjustments for trading securities. The “Other Income (Loss)” caption also includes the fair-value adjustment from the interest-rate swaps used to hedge the trading securities. Changes in these adjustments normally occur due to changes in the spread relationships between government agency securities and the swap curve.

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net (losses) gains on trading securities and net gains (losses) on derivatives and hedging activities. The following table presents the components of other income (loss) (in thousands):

	For the Years Ended December 31,			Increase(Decrease)
	2009	2008	2007	2009/2008	2008/2007
Other Income (Loss):
Net impairment losses recognized in earnings	$(316,376)	$(186,063)	$—	$(130,313)	$(186,063)
Service fees	1,737	2,336	2,488	(599)	(152)
Net (losses) gains on trading securities	(135,492)	200,373	106,718	(335,865)	93,655
Net gains (losses) on derivatives and hedging activities	543,212	(229,289)	(96,424)	772,501	(132,865)
Other	1,505	(1,352)	742	2,857	(2,094)

Total other income (loss)	$94,586	$(213,995)	$13,524	$308,581	$(227,519)

The overall changes in other income (loss) during 2009 compared to 2008, and during 2008 compared to 2007, were due primarily to adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall net gains (losses) on derivatives and hedging activities classification (including those related to trading securities). The Bank hedges trading securities with derivatives, and the income effect of the market-value change for these securities was offset by market-value changes in the related derivatives. In addition, during 2009 and 2008, the Bank recorded $316.4 million and $186.1 million, respectively, of net impairment losses recognized in earnings as part of other income (loss).

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, on derivatives not designated in hedging relationships (“Non-qualifying hedges”) in the net gains (losses) on derivatives and hedging activities classification. The following table details each of these components of net gains (losses) on derivatives and hedging activities (in thousands):

Net Gains (Losses) on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	MPF/MPP Loans	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Intermediary Positions and Other	Total
For the Year Ended December 31, 2009
Interest-related	$—	$(846)	$(148,842)	$—	$—	$—	$41	$(149,647)
Qualifying fair value hedges	517,405	—	—	—	(38,709)	(8,856)	—	469,840
Non-qualifying hedges and other	—	24,802	198,249	—	—	—	(32)	223,019

Total gains (losses)	$517,405	$23,956	$49,407	$—	$(38,709)	$(8,856)	$9	$543,212

For the Year Ended December 31, 2008
Interest-related	$—	$(46,366)	$(108,481)	$—	$—	$—	$57	$(154,790)
Qualifying fair value hedges	(71,511)	—	—	—	15,286	9,683	—	(46,542)
Non-qualifying hedges and other	—	(2,412)	(349,920)	(204)	—	—	324,579	(27,957)

Total (losses) gains	$(71,511)	$(48,778)	$(458,401)	$(204)	$15,286	$9,683	$324,636	$(229,289)

For the Year Ended December 31, 2007
Interest-related	$—	$(9,890)	$(14,578)	$—	$—	$—	$100	$(24,368)
Qualifying fair value hedges	12,117	—	61	—	16,495	665	—	29,338
Non-qualifying hedges and other	—	12,571	(114,461)	546	—	—	(50)	(101,394)

Total gains (losses)	$12,117	$2,681	$(128,978)	$546	$16,495	$665	$50	$(96,424)

Non-interest Expense

The following table presents non-interest expense (in thousands).

	For the Years Ended December 31,			Increase (Decrease) 2009/2008	Increase (Decrease) 2008/2007
	2009	2008	2007
Other expense:
Compensation and benefits	$55,042	$64,800	$64,564	$(9,758)	$236
Cost of quarters	3,718	3,457	3,453	261	4
Other operating expenses	41,726	35,519	29,887	6,207	5,632

Total operating expenses	100,486	103,776	97,904	(3,290)	5,872

Finance Agency and Office of Finance	11,121	10,840	9,073	281	1,767
Provision for losses on receivable	—	170,486	—	(170,486)	170,486
Other	1,029	1,330	3,204	(301)	(1,874)

Total other expense	112,636	286,432	110,181	(173,796)	176,251

Assessments:
Affordable Housing Program	31,665	28,365	50,690	3,300	(22,325)
REFCORP	70,871	63,445	111,226	7,426	(47,781)

Total assessments	102,536	91,810	161,916	10,726	(70,106)

Total non-interest expense	$215,172	$378,242	$272,097	$(163,070)	$106,145

Non-interest expense decreased 43.1 percent in 2009 compared to 2008 due primarily to a $170.5 million provision for credit loss on the LBSF receivable recorded in other expense during 2008. Non-interest expense increased 39.0 percent in 2008 compared to 2007 due primarily to the provision for credit loss on the LBSF receivable, partially offset by lower assessment in 2008.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, during 2009 the Bank attempted to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access. The Bank met both the regulatory liquidity requirement and this 90-day debt service goal at December 31, 2009.

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

The Bank has determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank implemented this 45-day debt service goal effective January 28, 2010, and as of February 28, 2010 the Bank is in compliance with this 45-day debt service goal.

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which carry government-sponsored enterprise status and are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008 and continuing through the first half of 2009. During that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. During the third quarter of 2009, the Bank experienced an improvement in its funding costs and ability to issue longer-term and structured debt compared to the third quarter of 2008, as the decrease in LIBOR rates during the period caused investors to seek this type of debt, as compared to discount notes, for additional yields.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings were to be agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that had been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral available was subject to an increase or decrease (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. The GSECF expired on December 31, 2009. No FHLBank has drawn on this available source of liquidity.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other

FHLBanks’ consolidated obligations at December 31, 2009 and 2008. As of December 31, 2009, the FHLBanks had $930.6 billion in aggregate par value of consolidated obligations issued and outstanding, $137.3 billion of which was attributable to the Bank. No FHLBank ever has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

As of December 31, 2009, the Bank had outstanding standby letters of credit of $18.9 billion with original terms of less than four months to 19 years, with the longest final expiration in 2025. As of December 31, 2008, the Bank had outstanding standby letters of credit of $10.2 billion with original terms of less than three months to 15 years, with the longest final expiration in 2023. Increasingly, these outstanding standby letters of credit contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. Outstanding standby letters of credit have increased due to increased acceptance of standby letters of credit by public unit depositors as collateral for public deposits, a decrease in the credit ratings of other standby letter of credit issuers, a decrease in the number of financial institutions providing standby letters of credit or alternative forms of credit enhancement, and provisions of the Housing Act which permitted the use of FHLBank standby letters of credit as credit enhancement for tax-exempt bonds. The Housing Act provisions apply only to tax-exempt bonds issued or refunded from July 30, 2008 through December 31, 2010. It is uncertain at this time whether the Housing Act provisions related to FHLBank standby letters of credit will be extended. The Bank expects its standby letter of credit activity to continue to grow for the near future, but improvement in the financial markets and expiration of the Housing Act authority could result in a decrease in future standby letter of credit activity.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any standby letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make payment for a beneficiary’s draw, the Bank may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2009. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank’s contractual obligations and commitments (in thousands):

	Contractual Obligations As of December 31, 2009 Payments Due By Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Contractual obligations:
Long-term debt	$120,172,485	$63,382,600	$29,548,915	$15,742,570	$11,498,400
Operating leases	4,269	1,310	2,245	461	253
Mandatorily redeemable capital stock	188,226	—	11,347	158,370	18,509

Total contractual obligations	$120,364,980	$63,383,910	$29,562,507	$15,901,401	$11,517,162

Other commitments:
Standby letters of credit	$18,909,011	$3,117,596	$4,565,651	$624,778	$10,600,986

Total other commitments	$18,909,011	$3,117,596	$4,565,651	$624,778	$10,600,986

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

In addition to the above policies that inherently are subject to assumptions and judgment, the Bank’s accounting for derivatives and hedging activities accounting policy also is critical to understanding the Bank’s financial condition and results of operation.

Fair Value Measurements

The Bank carries certain assets and liabilities, including investments classified as trading and available-for-sale, and all derivatives on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, representing an exit price.

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

The Bank categorizes its financial instruments carried at fair value into a three-level classification in accordance with GAAP. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

As of December 31, 2008, the Bank did not carry any financial assets or liabilities, measured on a recurring basis, at fair value based on unobservable inputs. However, as of December 31, 2009, the fair value of the Bank’s available-for-sale and held-to-maturity private-label MBS investment portfolio is determined using unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see “Note 17—Estimated Fair Values” to the Bank’s 2009 financial statements.

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

Allowance for Credit Losses

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

Advances

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance. Management believes that an allowance for credit losses on advances is unnecessary as of December 31, 2009 and 2008, based on the Bank’s historical loss experience and its policies and practice related to securing advances with eligible collateral pledged by the member. Refer to Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for further discussion regarding the Bank’s credit risk policies and practice.

Mortgage Loans

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. The allowance for credit losses is based on management’s periodic evaluation of the factors discussed below, as well as other pertinent factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. Realized credit losses on the Bank’s mortgage loan portfolio are charged off against the allowance while recoveries of amounts previously charged off are credited to the allowance. The Bank’s allowance for credit losses related to its mortgage loan portfolio was $1.1 million and $856 thousand as of December 31, 2009 and 2008, respectively, all attributable to multifamily mortgages in AMPP.

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

The following discussion provides details regarding the establishment of the allowance for credit losses for conventional multifamily residential mortgage loans and conventional single-family residential mortgage loans.

An allowance for credit losses is not calculated for government-insured/guaranteed single-family residential mortgage loans because of the U.S. government guarantee of the loans and the contractual obligation of the loan servicer.

Multifamily Residential Mortgage Loans

An independent third-party loan review is performed annually on all the Bank’s multifamily residential mortgage loans in AMPP to identify credit risks and to assess the overall ability of the Bank to collect on those loans. Management may shorten this time frame if it notes significant changes in the portfolio’s performance in the quarterly review report provided on each loan. The Bank’s allowance for credit losses related to multifamily residential mortgage loans is comprised of a specific reserve and a general reserve.

The Bank establishes a specific reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan. The loans are collateral dependent; that is, the ability to repay the loan is dependent on amounts generated by the collateral. Therefore, should a loan be classified as impaired, the loan will be adjusted to reflect the fair value of the underlying collateral less cost to sell.

To identify the loans that will be subject to review for impairment, the Bank reviews all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. The Bank uses six grade categories when assigning credit ratings to individual loans. These credit ratings involve a high degree of judgment in estimating the amount and timing of future cash flows and collateral values. While the Bank’s allowance for credit losses is sensitive to the credit ratings assigned to a loan, a hypothetical one-level downgrade or upgrade in the Bank’s credit ratings for all multifamily residential mortgage loans would not result in a change in the allowance for credit losses that would be material as a proportion of the unpaid principal balance of the Bank’s mortgage loan portfolio.

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

As of December 31, 2009 and 2008, the allowance for credit losses on multifamily residential mortgage loans in AMPP was $1.1 million and $856 thousand, respectively.

Single-family Residential Mortgage Loans

The Bank calculates the allowance for credit losses on conventional single-family residential mortgage loans based on all conventional single-family residential mortgage loans within the Bank’s mortgage portfolio and an estimate of expected credit losses in the portfolio as of the balance sheet date. Data used to estimate expected credit losses includes actual observable losses for mortgage portfolios in the same vintage with similar credit characteristics, the loan portfolio’s historical and current delinquency performance, credit enhancements from the PFI or mortgage insurer, industry data, and the prevailing economic conditions. A general reserve related to the portfolio of loans is recorded if the estimated expected loss exposure exceeds the available credit enhancements under the terms of each Master Commitment.

As of December 31, 2009 and 2008, there was no allowance for credit losses on single-family residential mortgage loans.

See “Note 1—Summary of Significant Accounting Policies—Mortgage Loans Held in Portfolio” to the Bank’s 2009 financial statements and Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of management’s estimate of credit losses.

Accounting for Derivatives and Hedging Activities

General

The Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2009. The Bank uses derivatives in its risk management program for the following purposes:

•	Conversion of a fixed rate to a variable rate

•	Conversion of a variable rate with a fixed component to another variable rate

•	Macro hedging of balance sheet risks.

To qualify for hedge accounting, the Bank documents the following concurrently with the execution of each hedging relationship:

•	The hedging strategy

•	Identification of the hedging instrument and the hedged item

•	Determination of the appropriate accounting designation

•	The method used for the determination of effectiveness for transactions qualifying for hedge accounting

•	The method for recording ineffectiveness for hedging relationships.

The Bank also evaluates each debt issuance, advance made, and financial instrument purchased to determine whether the cash item contains embedded derivatives that meet the criteria for bifurcation. If, after evaluation, it is determined that an embedded derivative must be bifurcated, the Bank will measure the fair value of the embedded derivative.

Assessment of Hedge Effectiveness

An assessment must be made to determine the effectiveness of qualifying hedging relationships; the Bank uses two methods to make such an assessment. If the hedging instrument is a swap and meets specific criteria, the hedging relationship may qualify for the short-cut method of assessing effectiveness. The short-cut method allows for an assumption of no ineffectiveness, which means that the change in the fair value of the hedged item is assumed to be equal and offsetting of the change in fair value of the hedging instrument. For periods beginning after May 31, 2005, management determined that it would no longer apply the short-cut method to new hedging relationships.

The long-haul method of effectiveness is used to assess effectiveness for hedging relationships that qualify for hedge accounting but do not meet the criteria for the use of the short-cut method. The long-haul method requires separate valuations of both the hedged item and the hedging instrument. If the hedging relationship is determined to be highly effective, the change in fair value of the hedged item related to the designated risk is recognized in current period earnings in the same period as the change in fair value of the hedging instrument. If the hedging relationship is determined not to be highly effective, hedge accounting either will not be allowed or will cease at that point. The Bank performs effectiveness testing on a monthly basis and uses statistical regression analysis techniques to determine whether a long-haul hedging relationship is highly effective.

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and non-qualifying hedges in the income statement caption “Net gains (losses) on derivatives and hedging activities” which is included in the “Other Income (Loss)” section of the income statement.

The Bank may discontinue hedge accounting for a hedging transaction (de-designation) if it fails effectiveness testing or for other asset-liability-management reasons. The Bank also treats modifications to hedged items as a discontinuance of a hedging relationship. When a hedge relationship is discontinued, the Bank will cease marking the hedged item to fair value and will amortize the cumulative basis adjustment resulting from hedge accounting. The Bank reports related amortization as interest income or expense over the remaining life of the associated hedged item. The associated derivative will continue to be marked to fair value through earnings until it matures or is terminated.

Recently Issued and Adopted Accounting Guidance

See “Note 2—Recently Issued and Adopted Accounting Guidance” to the Bank’s 2009 financial statements for a discussion of recent accounting guidance.

Legislative and Regulatory Developments

Capital Classifications and Capital Levels

On January 30, 2009, the Finance Agency adopted an interim final rule establishing capital classifications and critical capital levels for the FHLBanks. On August 4, 2009, the Finance Agency adopted the interim final rule as a final regulation. For additional information regarding the Capital Regulation, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital.”

On February 8, 2010, the Finance Agency issued a notice of proposed rulemaking to implement provisions of the Housing Act authorizing the Director, by order, to temporarily increase an FHLBank’s established minimum capital level when the Director determines that such an increase is necessary for safe and sound operations. Under the proposed rule, the Director will provide notice to the affected FHLBank 30 days in advance of the effective date of such increase unless circumstances do not permit such notice. The proposed rule also provides that the Director shall rescind the temporary minimum capital level when the Director determines circumstances no longer justify the temporary level. The proposed rule would establish standards for any determination to increase temporarily an FHLBank’s minimum capital requirement.

Other-Than-Temporary Impairment

On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other 11 FHLBanks with guidance regarding the process for determining other-than-temporary impairment with respect to non-agency residential mortgage-backed securities. The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a consistent basis. For more discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

Executive Compensation

On June 5, 2009, the Finance Agency issued a proposed rule giving the Director the authority to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses involving similar duties and responsibilities. The proposed rule also discusses the factors the Director may consider in determining whether executive compensation is reasonable and comparable. In addition to withholding compensation, the Director would have the authority to approve certain compensation and termination benefits if the proposed rule is adopted as proposed. The comment period ended August 4, 2009. On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, “Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance” (“AB 2009-02”). In AB 2009-02, the Finance Agency outlines several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices, as further described in Item 11, “Executive Compensation.”

Indemnification Payments and Golden Parachute Payments

On January 29, 2009, the Finance Agency issued a final rule setting forth: (1) the definition of “golden parachute payments”; (2) the factors to be considered by the Director in carrying out his or her authority to prohibit or limit golden parachute payments by an FHLBank that is insolvent, in conservatorship or receivership, or is in a troubled condition as determined by the Director; and (3) a list of factors the Director must consider in determining whether to prohibit or limit golden parachute payments.

On June 29, 2009, the Finance Agency published a proposed amendment to this rule to include provisions addressing prohibited and permissible indemnification payments and describing more specifically benefits included or excluded from the term “golden parachute payment.” As discussed in Item 11, “Executive Compensation,” the Bank has entered into agreements with certain of its named executive officers. The final rule and the proposed indemnification amendments may reduce payments that might otherwise be payable to those named executive officers. The comment period for the proposed amendment to the rule ended July 29, 2009.

Director Eligibility and Elections

On September 26, 2008, the Finance Agency issued an interim final rule, effective September 26, 2008, regarding the eligibility and election of individuals to serve on the boards of directors of the FHLBanks. The interim rule established a minimum number of directors, established two categories of directorships (member directors and independent directors), established eligibility requirements for each category of directorships, established election procedures (including a requirement that each FHLBank consult with its Affordable Housing Advisory Council on nominations for independent directors), and required that each FHLBank revise its bylaws to incorporate these director eligibility requirements and election procedures. On October 7, 2009, the Finance Agency issued a final rule, effective November 6, 2009, substantively similar to the interim final rule.

On December 1, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the process by which successor FHLBank directors are chosen after an FHLBank directorship is redesignated to a new state prior to the end of its term as a result of the Finance Agency’s annual designation of FHLBank directorships. Currently, the redesignation of the directorship would create a vacancy on an FHLBank’s board of directors, which vacancy would be filled by the FHLBank’s remaining directors. The proposed amendment would deem the redesignation of the directorship to cause the original directorship to terminate and a new directorship to be created, which new directorship would be filled by an election of the FHLBank’s members. Comments on the proposed rule were due to the Finance Agency by December 31, 2009.

For information regarding the composition of the Bank’s board of directors, see Item 10, “Directors, Executive Officers and Corporate Governance.”

FHLBank Directors’ Compensation and Expenses

On October 23, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding payment by FHLBanks of their directors’ compensation and expenses. Comments on the proposed rule could be submitted to the Finance Agency through December 7, 2009. The proposed rule would specify that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, as determined by the FHLBank’s board of directors, subject to the authority of the Director to object to, and to prohibit prospectively, compensation and/or expenses that the Directors deems are not reasonable. For information regarding the compensation of the Bank’s directors, see Item 11, “Executive Compensation.”

Board of Directors of the Office of Finance

On August 4, 2009, the Finance Agency published a notice of proposed rulemaking, with a request for comments, regarding the board of directors of the Office of Finance. The proposed rule would expand the board of directors of the Office of Finance to include all of the FHLBank presidents as well as three to five independent directors, and establish eligibility requirements for independent directors who would serve as the audit committee of the Office of Finance board of directors. The proposed rule would authorize the audit committee to ensure that the FHLBanks adopt consistent accounting policies and procedures as part of the audit committee’s oversight of preparation of the FHLBanks’ combined financial reports and, in consultation with the Finance Agency, to establish common accounting policies and procedures for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports where the audit committee determines such information provided by the FHLBanks is inconsistent. The extended comment period ended November 4, 2009.

Community Development Financial Institutions

On May 15, 2009, the Finance Agency issued a proposed rule amending its membership regulations to authorize CDFIs certified by the CDFI Fund of the U.S. Treasury Department to become members of an FHLBank. On January 5, 2010, the Finance Agency issued a final rule effective February 4, 2010 establishing the eligibility and procedural requirements for certified CDFIs that wish to become FHLBank members. CDFIs are private nonprofit and for-profit financial institutions providing financial services dedicated to economic development and community revitalization in underserved markets. The four categories of institutions eligible for CDFI certification and CDFI Fund financial support are: (1) federally regulated insured depository institutions and holding companies (bank CDFIs); (2) credit union CDFIs, whether federally or state chartered; (3) community development loan funds; and (4) community development venture capital funds. Although the Bank has announced that it is now accepting membership applications from certified CDFIs, it is unclear how many CDFIs in its district might seek membership or the effect on the Bank of their becoming members.

Minority and Women Inclusion

On January 11, 2010, the Finance Agency issued a proposed rule requiring each FHLBank: (1) to establish or designate an office of minority and women inclusion that is responsible for carrying out all matters relating to diversity in management, employment, and business practices; and (2) to adopt and maintain policies and procedures to ensure to the maximum extent possible, the inclusion of minorities, women, persons with disabilities, and businesses owned by them in all business and activities and at all levels of the FHLBank, including management, employment, procurement, insurance, and all types of contracts. The propose rule would require each FHLBank to submit an annual report, beginning February 1, 2011, to the Finance Agency regarding its diversity efforts during the preceding calendar year. The comment period was extended to April 26, 2010.

Reporting of Fraudulent Financial Instruments

On June 17, 2009, the Finance Agency issued a proposed rule to effect the provisions of the Housing Act that require the FHLBanks to report to the Finance Agency any fraudulent loans or other financial instruments that they purchased or sold. On January 27, 2010, the Finance Agency issued a final rule effective February 26, 2010. The final rule requires an FHLBank to notify the Director of any fraud or possible fraud occurring in connection with a loan, a series of loans or other financial instruments that the FHLBank has purchased or sold, including AHP grants, advances collateral, and individual loans backing MBS. The FHLBank must notify the Director promptly after identifying such fraud or after the FHLBank is notified about such fraud by law enforcement or other government authority. The rule also requires each FHLBank to establish and maintain internal controls and procedures and an operational training program to assure the FHLBank has an effective system to detect and report such fraud. The rule defines “fraud” broadly as a misstatement, misrepresentation, or omission that cannot be corrected and that was relied upon by an FHLBank to purchase or sell a loan or financial instrument, and does not require that the party making the misstatement, misrepresentation or omission had any intent to defraud. The rule broadly defines a “purchase or sale” transaction by an FHLBank to include, among other things, collateral pledged by a member to an FHLBank, grants by an FHLBank under its affordable housing program or community investment program, and all programs and products of an FHLBank.

Community Development Loans; Secured Lending

On February 23, 2010, the Finance Agency issued a proposed rule with a comment deadline of April 26, 2010 that would: (1) implement the Housing Act provision allowing community financial institutions to secure advances from FHLBanks with community development loans; and (2) deem all secured extensions of credit by an FHLBank to a member of any FHLBank to be an advance subject to applicable Finance Agency regulations on advances.

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

Market Risk

General

The Bank is exposed to market risk in that changes in interest rates and spreads can have a direct effect on the value of the Bank’s assets and liabilities. As a result of the volume of its interest-earning assets and interest- bearing liabilities, the component of market risk having the greatest effect on the Bank’s financial condition and results of operations is interest-rate risk.

Interest-rate risk represents the risk that the aggregate market value or estimated fair value of the Bank’s asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms. These include repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever an asset and a liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different bases, such as LIBOR, versus the Bank’s cost of funds. Different bases can move at different rates or in different directions, which can cause erratic changes in revenues and expenses. Option risk is presented by the optionality that is embedded in some assets and liabilities. Mortgage assets represent the primary source of option risk.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank’s management attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

1.	As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities, and to hedge the market value of existing assets and liabilities. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

2.	As an asset-liability management tool, for which hedge accounting is not applied (“non-qualifying hedge”). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income/expense of these derivatives in the “Other Income (Loss)” section of the income statement as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in thousands). The category “Fair value hedges” represents hedge strategies for which hedge accounting is achieved. The category “Non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that meet the hedge accounting requirements under GAAP.

	As of December 31,
	2009		2008
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$89,316,208	$(4,677,101)	$116,095,763	$(9,392,889)
Non-qualifying hedges	1,763,400	(72,534)	2,768,400	(162,994)

Total	91,079,608	(4,749,635)	118,864,163	(9,555,883)

Investments:
Non-qualifying hedges	3,217,607	(288,771)	4,015,855	(512,160)

Total	3,217,607	(288,771)	4,015,855	(512,160)

Consolidated obligation bonds:
Fair value hedges	82,705,255	1,133,264	83,307,558	2,358,057
Non-qualifying hedges	2,512,000	5,840	9,430,000	(10,418)

Total	85,217,255	1,139,104	92,737,558	2,347,639

Consolidated obligation discount notes:
Fair value hedges	6,510,215	8,214	18,623,263	54,753
Non-qualifying hedges	—	—	243,030	1,903

Total	6,510,215	8,214	18,866,293	56,656

Balance sheet:
Non-qualifying hedges	3,796,467	9,669	3,198,038	15,827

Total	3,796,467	9,669	3,198,038	15,827

Intermediary positions:
Intermediaries	2,207,544	42	2,532,251	108

Total	2,207,544	42	2,532,251	108

Total notional and fair value	$192,028,696	$(3,881,377)	$240,214,158	$(7,647,813)

Total derivatives excluding accrued interest		$(3,881,377)		$(7,647,813)
Accrued interest		47,927		56,762
Cash collateral held by counterparty—assets		3,555,111		6,338,420
Cash collateral held from counterparty—liabilities		(91,772)		(69,755)

Net derivative balance		$(370,111)		$(1,322,386)

Net derivative assets balance		$38,710		$91,406
Net derivative liabilities balance		(408,821)		(1,413,792)

Net derivative balance		$(370,111)		$(1,322,386)

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

Effective Duration Exposure

(In years)

	As of December 31,
	2009			2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.68	0.50	0.27	0.58	0.43	0.23
Liabilities	0.52	0.56	0.51	0.44	0.39	0.40
Equity	3.05	(0.31)	(3.57)	4.07	1.58	(4.29)
Effective duration gap	0.16	(0.06)	(0.24)	0.14	0.04	(0.17)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest-rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and makes adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured interest-rate risk and the actual interest-rate risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the impact on duration of risks of value loss implied by current market prices of MBS and mortgage loans is overstated. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk.

In light of these conditions, in the third quarter of 2008, management refined its duration model to reflect mortgage asset spreads closer to the historical average and price assets closer to book value. The resulting durations reflect more closely the impact of changing interest rates on the Bank. However, management believes that further refinement is necessary in light of ongoing credit concerns and lack of liquidity in the MBS market. The use of book value for private-label MBS in base case duration negates the impact of interest-rate changes subsequent to the purchase of private-label MBS. Changes in volatility and the pure level of rates are not captured in these book-value based calculations. In addition, recent accounting changes related to determining other-than-temporary impairment where certain private-label MBS are held as available for sale results in a book value that is closer to market value than original purchase price. This causes the book value approach to become less meaningful as some securities are valued at true book value (original purchase price) and others are valued at fair value.

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of the ongoing credit concerns and lack of liquidity in the private-label MBS market, however, market prices are influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the duration impact. Thus, in the third quarter of 2009, management changed its method of calculating duration and market value using the option adjusted spread at a date prior to the current market disruptions. To capture interest-rate changes, management further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with like duration characteristics. These changes provide duration and market values for the Bank’s MBS that more accurately reflect the interest-rate risk inherent in the Bank’s position. The changes between the Bank’s effective duration of equity and duration gap between December 31, 2009 and 2008 in the table above are based on this difference in calculation method. If these changes had not been made to the model, management estimates that the Bank’s effective duration of equity would have been calculated at 2.22 years and the effective duration gap would have been calculated at 0.09 years at December 31, 2009.

Management has determined that it would be useful to consider interest-rate movements of a lesser magnitude than the +/-200 basis point shifts required by the Bank’s RMP. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis point increments as of December 31, 2009.

Additional Duration Exposure Scenarios

(In years)

	As of December 31, 2009
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points*	Down 100 Basis Points*	Down 150 Basis Points*
Assets	0.66	0.62	0.55	0.50	0.40	0.33	0.27
Liabilities	0.53	0.53	0.55	0.56	0.52	0.50	0.51
Equity	2.57	1.81	0.60	(0.31)	(1.42)	(2.27)	(3.24)
Effective duration gap	0.13	0.09	—	(0.06)	(0.12)	(0.17)	(0.24)

*	The “down” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

The prepayment risk in both advances and investment assets can affect significantly the Bank’s effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower’s decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank’s prepayment fees for advances without embedded options generally are based on the present value of the difference between the rate on the prepaid advance and the current rate for an advance with an identical maturity date. Prepayment fees for advances that contain embedded options generally are based on the market value of the derivative instrument that the Bank used to hedge the advance.

As of December 31, 2009, the Bank held MBS and mortgage loans purchased from members with a book value of $18.9 billion and $2.5 billion, respectively. The prepayment options embedded in mortgage loan and mortgage security assets may result in extensions or contractions of both actual and expected cash flows when interest rates change. Current Finance Agency policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. The Bank also uses interest-rate exchange agreements to reduce duration and option risks for investment securities other than MBS. Duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest-rate changes. Although the Bank’s total capital decreased by $640.3 million from December 31, 2008 to December 31, 2009, the market value of equity increased by $2.7 billion during this same period due primarily to an increase in MBS prices relative to other fixed-income securities.

Market Value of Equity

(In millions)

	As of December 31,
	2009			2008
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$143,481	$145,582	$146,820	$198,937	$202,397	$202,397
Liabilities	136,815	138,291	139,221	196,076	197,801	197,801
Equity	6,666	7,291	7,599	2,861	4,596	4,596

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”; to prevent the possibility of negative interest rates when a designated low rate environment exists.

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

Finance Agency regulations and Bank policy require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. To maintain adequate contingency liquidity in accordance with this guideline, the Bank’s RMP establishes a contingency liquidity requirement. In addition, during 2009 the Bank attempted to maintain sufficient liquidity to service debt obligations for at least 90 days, assuming restricted debt market access.

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

The Bank has determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank implemented this 45-day debt service goal effective January 28, 2010, and as of February 28, 2010 the Bank is in compliance with this 45-day debt service goal.

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

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus advances are the Bank’s principal source of credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and counterparties and the quality and value of the assets members pledge as eligible collateral.

The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). The Bank reviews key financial measures obtained from each borrower’s quarterly regulatory reports, including certain average financial ratios set forth below by credit score.

	As of December 31,
	2009				2008
Credit Score	Core Capital (%)	ROA (%)	Slow Loans (%)	Liquidity (%)	Core Capital (%)	ROA (%)	Slow Loans (%)	Liquidity (%)
1	16.77	1.56	0.68	51.14	14.75	1.39	0.57	47.70
2	12.43	1.40	1.12	33.03	11.86	1.30	0.91	31.55
3	11.34	0.90	1.06	19.03	11.45	1.02	0.96	18.46
4	10.53	0.66	1.08	14.35	10.40	0.91	1.11	13.72
5	10.39	0.64	1.38	16.21	9.30	0.83	1.28	12.72
6	11.26	0.12	1.40	16.59	12.79	0.03	1.40	13.25
7	12.36	(0.65)	2.24	13.50	14.17	(0.55)	1.80	11.55
8	9.74	(0.23)	3.61	11.52	9.31	0.25	4.01	10.60
9	8.93	(0.82)	5.43	11.29	9.33	(0.95)	5.08	9.34
10	6.89	(2.12)	9.54	10.33	7.44	(2.45)	8.23	9.05

Credit risk ratings, and the foregoing ratios applicable to each individual borrower, are updated based in part on financial information available only on a trailing basis. In general, borrowers in categories nine and 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining convertible advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollar amounts in thousands).

	As of December 31, 2009		As of December 31, 2008
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	93	$3,969,465	207	$7,786,864
5-7	255	31,059,138	436	70,081,172
8	151	56,880,450	134	22,064,197
9	212	12,358,443	101	46,662,050
10	134	4,787,610	50	7,612,959

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. The Bank’s maximum allowable credit limit is 50 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. The board of directors, or a relevant committee thereof, is required to approve credit limits in excess of 30 percent.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (“LCV”), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. Borrowers with a credit risk rating of nine or 10 currently must maintain higher collateral levels. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The following table provides information about the types of collateral held for the Bank’s advances (dollar amounts in thousands).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2009	$109,812,555	$216,031,932	63.0	11.5	25.5
As of December 31, 2008	156,269,156	272,879,687	58.2	14.9	26.9

Effective February 1, 2010, for purposes of determining each member’s LCV, the Bank will begin to estimate the current market value of all residential first mortgage loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value will be discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default.

According to the FDIC, during 2009, 140 FDIC-insured institutions were closed and the FDIC was named receiver, compared to 23 FDIC-institutions that were closed during 2008. Of the 140 FDIC-insured institutions that were closed during 2009, 44 were members of the Bank. All outstanding advances to those institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC.

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established a loan loss allowance for advances as of December 31, 2009 and 2008.

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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $11.4 billion at December 31, 2008 to $10.8 billion as of December 31, 2009. As of December 31, 2009, the distribution of maturities of unsecured credit exposure was as follows:

•	61 percent of the exposure matured in one business day

•	12 percent of the exposure matured within two to 30 calendar days

•	27 percent matured after 270 calendar days and consisted of housing bonds and derivative exposure.

As of December 31, 2009, the Bank had unsecured credit exposure to four non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. The Bank did not have any unsecured credit exposure to counterparties in excess of five percent but less than 10 percent of total unsecured credit exposure.

Mortgage–backed Securities

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of December 31, 2009, the Bank’s long-term investment portfolio included private-label MBS with a book value of $11.6 billion, which represented a substantial portion, or 51.1 percent of the book value, of the Bank’s long-term investment portfolio.

The table below provides information on the credit ratings of the Bank’s private-label MBS held at December 31, 2009, based on their credit ratings as of December 31, 2009 and March 15, 2010 (in thousands). The credit ratings reflect the lowest rating as reported by an NRSRO.

	As of December 31, 2009
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$4,477,161	$4,290,935
AA	741,072	684,106
A	2,069,795	1,781,049
BBB	301,901	267,524
BB	889,427	757,484
B	1,247,477	1,003,824
CCC	2,239,516	1,634,652
CC	147,532	123,401
C	175,997	137,389

Total	$12,289,878	$10,680,364

	As of March 15, 2010
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$4,395,825	$4,215,149
AA	665,636	618,292
A	2,069,795	1,781,049
BBB	428,905	384,115
BB	866,388	736,792
B	928,056	760,741
CCC	2,611,744	1,923,436
CC	147,532	123,401
C	175,997	137,389

Total	$12,289,878	$10,680,364

A portion of the Bank’s private-label MBS, or 35.8 percent, was rated AAA as of March 15, 2010 and 25.7 percent were rated AA to BBB as of March 15, 2010. Subsequent to December 31, 2009, $1.5 billion, or 12.5 percent, of the Bank’s private-label MBS has been downgraded or placed on negative watch as of March 15, 2010 as outlined in the below table (in thousands):

	Rating Agency Actions as of March 15, 2010
	Downgraded and Stable			Negative Watch/No Downgrade
	To Double A	To Triple BBB	To Below Investment Grade	Rated Triple A	Rated Double A	Rated Single A	To Below Investment Grade
Private-label MBS	$81,336	$156,773	$29,768	$81,081	$14,571	$43,824	$1,134,341

Total amortized cost	$81,336	$156,773	$29,768	$81,081	$14,571	$43,824	$1,134,341

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At December 31, 2009, based on the classification by the originator at the time of origination, 89.1 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The tables below provide additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollar amounts in thousands).

	Credit Ratings of Private-label MBS Backed by Prime Loans As of December 31, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment Rating:
AAA	$3,806,983	$3,779,058	$(138,557)	1.49
AA	624,726	619,332	(49,108)	4.93
A	2,006,430	2,004,646	(281,502)	7.46
BBB	308,902	301,901	(34,377)	6.48
Below investment grade	4,534,456	4,241,200	(868,030)	16.58

Total	$11,281,497	$10,946,137	$(1,371,574)	8.94

	Credit Ratings of Private-label MBS Backed by Alt-A Loans As of December 31, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment Rating:
AAA	$695,835	$698,103	$(56,922)	4.97
AA	122,018	121,740	(8,180)	4.00
A	65,218	65,149	(7,244)	4.88
Below investment grade	498,293	458,749	(175,170)	33.12

Total	$1,381,364	$1,343,741	$(247,516)	15.03

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollar amounts in thousands).

	As of December 31, 2009
	AAA		AA		A		BBB
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses
Prime—Year of Issuance:
2004 and prior	$3,413,132	$(112,797)	$437,656	$(33,989)	$892,206	$(119,049)	$42,645	$(7,031)
2005	212,237	(18,502)	103,984	(9,910)	1,023,174	(142,044)	92,578	(9,151)
2006	—	—	19,505	(223)	—	—	64,573	(9,631)
2007	181,614	(7,258)	63,581	(4,986)	—	—	109,106	(8,564)
2008	—	—	—	—	91,050	(20,409)	—	—

Total prime	3,806,983	(138,557)	624,726	(49,108)	2,006,430	(281,502)	308,902	(34,377)

Alt-A—Year of Issuance:
2004 and prior	695,835	(56,922)	122,018	(8,180)	65,218	(7,244)	—	—
2005	—	—	—	—	—	—	—	—
2007	—	—	—	—	—	—	—	—

Total Alt-A	695,835	(56,922)	122,018	(8,180)	65,218	(7,244)	—	—

Total	$4,502,818	$(195,479)	$746,744	$(57,288)	$2,071,648	$(288,746)	$308,902	$(34,377)

	As of December 31, 2009
	Below Investment Grade		Total
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support (%)
Prime—Year of Issuance:
2004 and prior	$53,997	$(9,843)	$4,839,636	$(282,709)	2.9	6.4
2005	1,301,092	(231,984)	2,733,065	(411,591)	6.4	8.3
2006	1,287,635	(254,788)	1,371,713	(264,642)	9.4	8.7
2007	1,682,432	(338,739)	2,036,733	(359,547)	12.2	11.4
2008	209,300	(32,676)	300,350	(53,085)	15.7	16.1

Total prime	4,534,456	(868,030)	11,281,497	(1,371,574)	6.6	8.3

Alt-A—Year of Issuance:
2004 and prior	13,374	(948)	896,445	(73,294)	6.7	10.6
2005	402,204	(161,067)	402,204	(161,067)	26.6	26.5
2007	82,715	(13,155)	82,715	(13,155)	12.3	8.8

Total Alt-A	498,293	(175,170)	1,381,364	(247,516)	12.8	15.2

Total	$5,032,749	$(1,043,200)	$12,662,861	$(1,619,090)	7.3	9.0

Fair Value as a Percentage of Unpaid Principal Balance

By Year of Issuance

Private-label MBS by Year of Issuance:	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
Prime:
2008	82	74	77	54	66
2007	75	73	64	73	72
2006	74	71	63	57	64
2005	82	81	74	66	70
2004 and earlier	94	93	89	86	83

Weighted-average of all prime	85	83	78	75	76

Alt-A:
2007	72	73	63	72	74
2005	53	49	44	44	51
2004 and earlier	92	91	88	89	89

Weighted-average of all Alt-A	79	78	74	76	78

Weighted-average of all private-label MBS	84	83	77	75	76

The table below provides information on the interest-rate payment terms of the Bank’s MBS backed by prime and Alt-A loans (in thousands).

	As of December 31,
	2009			2008
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$2,517,014	$8,764,483	$11,281,497	$3,536,058	$10,997,724	$14,533,782
Alt-A	722,954	658,410	1,381,364	1,116,874	517,784	1,634,658

Total unpaid principal balance	$3,239,968	$9,422,893	$12,662,861	$4,652,932	$11,515,508	$16,168,440

To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 15 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 58 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months, increase by three percent in the second year and increase by four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2009 (that is, a determination was made that less than all of the entire amortized cost bases likely will be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2006	8.0	6.7 to 9.4	17.0	10.7 to 29.3	42.3	37.7 to 46.1	6.2	3.7 to 8.6
2005	4.4	4.4 to 4.4	11.2	11.2 to 11.2	72.4	72.4 to 72.4	9.9	9.9 to 9.9
Total prime	7.5	4.4 to 9.4	16.3	10.7 to 29.3	46.3	37.7 to 72.4	6.7	3.7 to 9.9
Alt-A:
2007	11.1	7.2 to 17.0	47.6	36.8 to 65.2	41.7	33.1 to 50.6	14.5	7.6 to 19.8
2006	11.9	8.7 to 16.7	48.3	33.6 to 59.4	42.2	33.2 to 51.1	10.2	4.9 to 14.1
2005	11.9	5.5 to 19.4	48.3	19.8 to 83.1	43.9	30.3 to 56.2	18.2	4.5 to 46.4
2004	17.2	17.2 to 17.2	28.8	28.8 to 28.8	47.8	47.8 to 47.8	13.2	13.2 to 13.2
Total Alt-A	11.6	5.5 to 19.4	47.8	19.8 to 83.1	42.5	30.3 to 56.2	14.9	4.5 to 46.4
Total	11.4	4.4 to 19.4	46.4	10.7 to 83.1	42.7	30.3 to 72.4	13.8	3.7 to 46.4

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was five percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of three percent compared to four percent in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5 percent to 20 percent over the next nine to 15 months. Thereafter, home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful housing price scenario (in thousands):

	For the Year Ended December 31, 2009
	Housing Price Scenario
	Base Case			Adverse Case
	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to All Other Factors	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to All Other Factors
Other-than-temporarily impaired private-label MBS model classification:
Prime	$454,884	$8,193	$75,222	$1,142,019	$20,344	$261,265
Alt-A	2,864,516	308,183	914,671	2,933,911	437,366	797,181

Total	$3,319,400	$316,376	$989,893	$4,075,930	$457,710	$1,058,446

As previously discussed, the Bank recognized a total other-than-temporary impairment loss of $1.3 billion and $186.1 million related to its private-label MBS for the year ended December 31, 2009 and 2008, respectively.

The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The $316.4 million credit related portion of this other-than-temporary impairment loss for the year ended December 31, 2009, is reported in the Statements of Income as “Net impairment losses recognized in earnings,” while the noncredit portion of $989.9 million for December 31, 2009, is recorded as a component of other comprehensive loss. When previously impaired securities increase in fair value but experience a subsequent credit loss, the amount of the credit loss is reclassified from other comprehensive loss into earnings. This reclassification may result in negative noncredit losses being presented on the Statements of Income. The increase in the credit related portion of the other-than-temporary impairment loss was due to forecasted further declines in home prices, increases in delinquencies, default rates, and projected losses on home mortgage loans, and decreases in the prepayments of such home mortgage loans, and actual deterioration in the performance of the loans underlying the Bank’s private-label MBS portfolio. The table below summarizes the total other-than-temporary impairment loss recorded during the year by classification and by the duration of the unrealized loss prior to impairment (in thousands):

	As of December 31, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$1,083,300	$1,083,300
Alt-A	—	222,969	222,969

Total	$—	$1,306,269	$1,306,269

	As of December 31, 2008
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$153,068	$—	$153,068
Alt-A	32,995	—	32,995

Total	$186,063	$—	$186,063

The remainder of the Bank’s private-label MBS that has not been designated as other-than-temporarily impaired has experienced significant unrealized losses and decreases in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to recover the amortized cost basis of these securities, the Bank does not intend to sell the securities, and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity.

Derivatives

Derivatives may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of December 31, 2009, the Bank had $192.0 billion in total notional amount of derivatives outstanding compared to $240.2 billion at December 31, 2008. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of December 31, 2009, 99.4 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America N.A., BNP Pariabas, Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2008, 99.5 percent of the total notional amount of outstanding derivatives was represented by 27 counterparties with a credit rating of A or better. Of these counterparties, there were five, Barclays Bank Plc, JP Morgan Chase Bank N.A., Deutsche Bank AG, Goldman Sachs Group, Inc. and Merrill Lynch & Co. Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Bank of America N.A., Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in thousands):

Derivative Counterparty Credit Exposure

As of December 31, 2009

Credit Rating:	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$3,002,254	$—	$—	$—
AA	55,489,374	16,398	—	16,398
A	132,408,296	96,692	91,761	4,931
BBB	25,000	—	—	—
Member institutions *	1,103,772	3,997	—	—

Total derivatives	$192,028,696	$117,087	$91,761	$21,329

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2008

Credit Rating:	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
AAA	$4,487,365	$—	$—	$—
AA	86,833,819	108,627	69,747	38,880
A	147,626,848	2,382	—	2,382
Member institutions *	1,266,126	6,692	—	—

Total derivatives	$240,214,158	$117,701	$69,747	$41,262

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank , as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults, and the related collateral, if any, is of no value to the Bank.

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

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2009, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of December 31, 2009.

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

First Loss Account. Third, losses for each master commitment that are not paid by PMI, up to an agreed-upon amount, are incurred by the Bank up to a pre-specified amount that is tracked in what is called a “First Loss

Account,” or “FLA.” The FLA represents the amount of expected losses that the Bank incurs before the PFI’s credit enhancement becomes available to cover losses. For MPF products with performance based credit enhancement fees (e.g., MPF Plus), the Bank may withhold credit enhancement fees to recover losses at the FLA level, essentially transferring a portion of the first layer risk of credit loss to the PFI.

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

The unpaid principal balance of MPF Program mortgage loans was $2.2 billion and $2.9 billion as of December 31, 2009 and 2008, respectively. The Bank determined that an allowance for credit losses on MPF Program mortgage loans was not required at December 31, 2009 and 2008. A description of the MPF Program is contained in Item 1, “Business-Mortgage Loan Purchase Programs-MPF Program.”

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

The unpaid principal balance of MPP mortgage loans was $299.1 million and $369.6 million as of December 31, 2009 and 2008, respectively. The Bank determined that an allowance for credit losses on MPP mortgage loans was not required at December 31, 2009 and 2008. A description of MPP is contained in Item 1, “Business-Mortgage Loans Purchase Programs-MPP.”

AMPP

The Bank’s AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank’s primary protection against loss is the borrower’s equity in the real property that secures the AMPP loan. The unpaid principal balance of AMPP mortgage loans was $22.2 million and $22.8 million as of December 31, 2009 and 2008, respectively. Starting in 2006, the Bank no longer purchased assets under this program but retains its existing portfolio, which eventually will be reduced to zero in accordance with the ordinary course of the maturities of the assets.

An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The Bank’s allowance for credit losses on AMPP mortgage loans was $1.1 million and $856 thousand, at December 31, 2009 and 2008, respectively.

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

Effects of Inflation

The majority of the Bank’s assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation, coupled with increasing interest rates, generally has the following effect on the Bank:

•	The cost of the Bank’s funds and operating overhead increases

•	The yield on variable rate assets held by the Bank increases

•	The fair value of fixed-rate investments and mortgage loans held in portfolio decreases

•

Mortgage loan prepayment rates decrease and result in lower levels of mortgage loan refinance activity, which may result in the reduction of Bank advances to members as increased rates tend to slow home sales.

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

In our opinion, the accompanying statements of condition and the related statements of operations, of changes in capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA

March 24, 2010

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(In thousands, except par value)

	As of December 31,
	2009	2008
ASSETS
Cash and due from banks	$465,293	$27,841
Deposit with other FHLBanks	2,375	2,888
Federal funds sold	10,043,700	10,769,000
Trading securities (includes $137,255 and $1,104,434 pledged as collateral as of December 31, 2009 and 2008, respectively, that may be repledged and includes other FHLBanks’ bonds of $71,910 and $300,135 as of December 31, 2009 and 2008, respectively)	3,552,747	4,485,929
Available-for-sale securities	2,256,065	—
Held-to-maturity securities, net (fair value of $16,441,998 and $19,593,615 as of December 31, 2009 and 2008, respectively)	17,085,051	23,118,123
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,107 and $856 as of December 31, 2009 and 2008, respectively	2,522,290	3,251,074
Advances, net	114,580,012	165,855,546
Accrued interest receivable	515,081	775,083
Premises and equipment, net	33,992	29,383
Derivative assets	38,710	91,406
Other assets	215,343	158,067

TOTAL ASSETS	$151,310,659	$208,564,340

LIABILITIES
Interest-bearing deposits	$2,989,474	$3,572,709
Consolidated obligations, net:
Discount notes	17,127,295	55,194,777
Bonds	121,449,798	138,181,334

Total consolidated obligations, net	138,577,093	193,376,111

Mandatorily redeemable capital stock	188,226	44,428
Accrued interest payable	611,941	1,039,002
Affordable Housing Program payable	124,765	139,300
Payable to REFCORP	20,552	—
Derivative liabilities	408,821	1,413,792
Other liabilities	137,199	86,062

Total liabilities	143,058,071	199,671,404

Commitments and contingencies (Note 18)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15,202 and 14,671 as of December 31, 2009 and 2008, respectively	1,520,248	1,467,092
Subclass B2 issued and outstanding shares: 66,036 and 69,959 as of December 31, 2009 and 2008, respectively	6,603,555	6,995,903

Total capital stock Class B putable	8,123,803	8,462,995
Retained earnings	872,760	434,883
Accumulated other comprehensive loss	(743,975)	(4,942)

Total capital	8,252,588	8,892,936

TOTAL LIABILITIES AND CAPITAL	$151,310,659	$208,564,340

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
INTEREST INCOME
Advances	$872,196	$4,722,158	$6,270,328
Prepayment fees on advances, net	16,435	7,303	2,078
Interest-bearing deposits	7,419	28,887	8,557
Federal funds sold	21,692	239,198	697,244
Trading securities	196,454	284,022	265,742
Available-for-sale securities	104,169	—	—
Held-to-maturity securities	901,640	1,168,821	996,150
Mortgage loans held for portfolio	151,610	182,721	175,679
Loans to other FHLBanks	2	77	60

Total interest income	2,271,617	6,633,187	8,415,838

INTEREST EXPENSE
Consolidated obligations:
Discount notes	260,393	988,265	670,682
Bonds	1,601,720	4,685,564	6,748,405
Deposits	3,646	109,726	266,562
Loans from other FHLBanks	5	136	48
Securities sold under agreements to repurchase	—	1,607	14,550
Mandatorily redeemable capital stock	1,505	1,504	11,307
Other borrowings	27	357	736

Total interest expense	1,867,296	5,787,159	7,712,290

NET INTEREST INCOME	404,321	846,028	703,548
Provision for credit losses on mortgage loans held for portfolio	251	10	72

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	404,070	846,018	703,476

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(1,306,269)	(186,063)	—
Portion of impairment losses recognized in other comprehensive loss	989,893	—	—

Net impairment losses recognized in earnings	(316,376)	(186,063)	—

Service fees	1,737	2,336	2,488
Net (losses) gains on trading securities	(135,492)	200,373	106,718
Net gains (losses) on derivatives and hedging activities	543,212	(229,289)	(96,424)
Other	1,505	(1,352)	742

Total other income (loss)	94,586	(213,995)	13,524

OTHER EXPENSE
Compensation and benefits	55,042	64,800	64,564
Other operating expenses	45,444	38,976	33,340
Finance Agency	6,309	6,193	4,938
Office of Finance	4,812	4,647	4,135
Provision for credit losses on receivable	—	170,486	—
Other	1,029	1,330	3,204

Total other expense	112,636	286,432	110,181

INCOME BEFORE ASSESSMENTS	386,020	345,591	606,819

Affordable Housing Program	31,665	28,365	50,690
REFCORP	70,871	63,445	111,226

Total assessments	102,536	91,810	161,916

NET INCOME	$283,484	$253,781	$444,903

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2006	57,718	$5,771,798	$406,376	$(4,537)	$6,173,637
Issuance of capital stock	61,203	6,120,298	—	—	6,120,298
Repurchase/redemption of capital stock	(42,446)	(4,244,628)	—	—	(4,244,628)
Net shares reclassified to mandatorily redeemable capital stock	(915)	(91,452)	—	—	(91,452)
Comprehensive income:
Net income	—	—	444,903	—	444,903
Other comprehensive income	—	—	—	1,978	1,978

Total comprehensive income	—	—	—	—	446,881

Cash dividends on capital stock	—	—	(382,500)	—	(382,500)

BALANCE, DECEMBER 31, 2007	75,560	7,556,016	468,779	(2,559)	8,022,236
Issuance of capital stock	64,110	6,410,977	—	—	6,410,977
Repurchase/redemption of capital stock	(54,546)	(5,454,598)	—	—	(5,454,598)
Net shares reclassified to mandatorily redeemable capital stock	(494)	(49,400)	—	—	(49,400)
Comprehensive income:
Net income	—	—	253,781	—	253,781
Other comprehensive loss	—	—	—	(2,383)	(2,383)

Total comprehensive income	—	—	—	—	251,398

Cash dividends on capital stock	—	—	(287,677)	—	(287,677)

BALANCE, DECEMBER 31, 2008	84,630	8,462,995	434,883	(4,942)	8,892,936
Cumulative effect of adjustment to opening balance relating to other-than-temporary impairment guidance	—	—	178,520	(178,520)	—
Issuance of capital stock	9,257	925,697	—	—	925,697
Repurchase/redemption of capital stock	(11,111)	(1,111,109)	—	—	(1,111,109)
Net share reclassified to mandatorily redeemable capital stock	(1,538)	(153,780)	—	—	(153,780)
Comprehensive loss:
Net income	—	—	283,484	—	283,484
Other comprehensive loss	—	—	—	(560,513)	(560,513)

Total comprehensive loss	—	—	—	—	(277,029)

Cash dividends on capital stock	—	—	(24,127)	—	(24,127)

BALANCE, DECEMBER 31, 2009	81,238	$8,123,803	$872,760	$(743,975)	$8,252,588

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$283,484	$253,781	$444,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations	(239,123)	362,194	114,995
Net premiums and discounts on investments	(19,314)	(16,587)	(6,697)
Net premiums and discounts on mortgage loans	(1,378)	561	(1,167)
Concessions on consolidated obligations	42,131	48,646	36,763
Net deferred loss on derivatives	383	337	308
Premises and equipment	2,902	2,992	2,512
Capitalized software	5,227	4,607	4,617
Other	(39,134)	5,123	(10,695)
Provision for credit losses on mortgage loans held for the portfolio	251	10	72
Provision for credit losses on receivable	—	170,486	—
Net realized gains from redemption of held-to-maturity securities	—	(401)	—
Gain due to early extinguishment of debt	—	—	(196)
Loss on disposal of capitalized software and premises and equipment	136	322	—
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	829,398	253,797	(35,074)
Fair value adjustment on trading securities	161,524	(236,355)	(106,718)
Net impairment losses recognized in earnings	316,376	186,063	—
Net change in:
Accrued interest receivable	260,333	42,558	(135,511)
Other assets	(60,604)	(24,941)	(16,031)
Affordable Housing Program payable	(16,180)	(17,156)	27,899
Accrued interest payable	(427,059)	(421,111)	73,133
Payable to REFCORP *	20,552	(44,708)	7,075
Other liabilities	50,513	8,648	25,849

Total adjustments	886,934	325,085	(18,866)

Net cash provided by operating activities	1,170,418	578,866	426,037

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	2,782,977	(5,532,513)	(717,202)
Federal funds sold	725,300	4,066,000	(4,303,000)
Deposits with other FHLBanks	513	515	1,611
Trading securities:
Proceeds from sales	300,000	1,900,000	—
Proceeds from maturities	477,865	550,000	—
Purchases	—	(2,978,941)	—
Available-for-sale securities:
Proceeds from maturities	240,871	—	—
Held-to-maturity securities:
Net change in short-term	(300,000)	800,000	(92,000)
Proceeds	4,954,137	3,472,541	2,708,521
Purchases	(1,983,060)	(5,505,075)	(4,638,148)
Advances:
Proceeds from principal collected	111,128,835	218,997,667	183,071,581
Made	(64,661,310)	(235,045,802)	(221,386,830)
Mortgage loans held for portfolio:
Proceeds from principal collected	729,893	440,627	388,188
Purchases	—	(165,290)	(909,617)
Capital expenditures:
Purchase of premises and equipment	(7,402)	(2,914)	(2,051)
Purchase of software	(7,657)	(5,200)	(3,334)

Net cash provided by (used in) investing activities	54,380,962	(19,008,385)	(45,882,281)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
FINANCING ACTIVITIES
Net change in:
Deposits	(561,221)	(3,492,571)	2,514,559
Securities sold under agreement to repurchase	—	—	(500,000)
Net (payments) proceeds from derivatives containing a financing element	(1,025,062)	831,800	—
Proceeds from issuance of consolidated obligations:
Discount notes	280,929,241	358,041,635	711,124,455
Bonds	95,579,951	118,774,516	126,662,526
Bonds transferred from other FHLBanks	517,689	613,027	—
Payments for debt issuance costs	(36,163)	(43,593)	(33,183)
Payments for maturing and retiring consolidated obligations:
Discount notes	(318,692,867)	(331,323,640)	(687,796,834)
Bonds	(111,605,975)	(125,457,005)	(107,793,293)
Proceeds from issuance of capital stock	925,697	6,410,977	6,120,298
Payments for repurchase/redemption of capital stock	(1,111,109)	(5,454,598)	(4,244,628)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(9,982)	(60,510)	(251,619)
Cash dividends paid	(24,127)	(401,605)	(355,781)

Net cash (used in) provided by financing activities	(55,113,928)	18,438,433	45,446,500

Net increase (decrease) in cash and cash equivalents	437,452	8,914	(9,744)

Cash and cash equivalents at beginning of the year	27,841	18,927	28,671

Cash and cash equivalents at end of the year	$465,293	$27,841	$18,927

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,993,804	$5,183,731	$6,898,856

AHP assessments, net	$46,200	$45,249	$24,512

REFCORP assessments	$36,291	$108,154	$104,151

Noncash investing and financing activities:
Dividends declared but not paid	$—	$—	$113,928

Net shares reclassified to mandatorily redeemable capital stock	$153,780	$49,400	$91,452

Transfer of held-to-maturity securities to available-for-sale securities	$2,318,281	$—	$—

Held-to-maturity securities acquired with accrued liabilities	$—	$—	$361

Settlement with derivative counterparty using trading securities	$—	$922,383	$—

*	Payable to REFCORP includes the net change in the REFCORP receivable/payable.

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

All federally insured depository institutions, insurance companies and certified community development financial institutions chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory criteria also may borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock. All members must purchase and hold capital stock of the Bank. A member’s stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

The Federal Housing Finance Board (the “Finance Board”), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks Office of Finance (the “Office of Finance”) through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (the “Housing Act”), the Federal Housing Finance Agency (the “Finance Agency”) was established and became the new independent federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Office of Finance, a joint office of the FHLBanks established by the predecessor of the Finance Board, facilitates the issuing and servicing of the FHLBank’s debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. The Finance Agency also establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

As provided by the Federal Home Loan Bank Act of 1932 (the “FHLBank Act”), as amended, and applicable regulations, the Bank’s consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the Bank. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer and cash management services.

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

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other income (loss) as “Net gains (losses) on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position.

The Bank carries at amortized cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (the “contractual method”), adjusted for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security to another investment classification due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered to be inconsistent with its original classification. During 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to an available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. Management’s intent is to hold these securities for an indefinite period of time, but that management may choose to sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

The Bank classifies certain securities that are not held-to-maturity or in trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive loss on the Statements of Capital. The Bank intends to hold its available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

Other-than-Temporary Impairment of Investment Securities. The Bank evaluates its individual available-for-sale and held-to-maturity securities in unrealized loss positions for other-than-temporary impairment on at least a quarterly basis. An investment is considered impaired when its fair value is less than its amortized cost. The Bank considers an other-than-temporary impairment to have occurred under any of the following circumstances:

•	If the Bank has an intent to sell the impaired debt security;

•	If, based on available evidence, the Bank believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis;

•	If the Bank does not expect to recover the entire amortized cost basis of the impaired debt security.

If either of the first two conditions above is met, the Bank recognizes an other-than-temporary impairment loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statements of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive loss, which is a component of equity. The total other-than-temporary impairment is presented in the Statements of Income with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive loss. Subsequent increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security subsequently is sold or there is additional other-than-temporary impairment related to credit loss recognized).

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank would record an additional other-than-temporary impairment and adjust the yield of the security prospectively. The amount of total other-than-temporary impairment for an available-for-sale security that previously was impaired is determined as the difference between its carrying amount prior to the determination of other-than-temporary impairment and its fair value. The amount of the total other-than-temporary impairment for a held-to-maturity security that previously was impaired subsequent to initial recognition is determined as the difference between its carrying amount prior to the determination of other-than-temporary impairment and its fair value. Credit losses related to previously impaired securities where the amortized cost is less than the fair value are reclassified out of accumulated other comprehensive loss into the Statements of Income.

Mortgage Loans Held for Portfolio. The Bank participated in the Mortgage Partnership Finance® (MPF®) Program under which the Bank purchased government-guaranteed/insured and conventional residential mortgage loans directly from its participating financial institutions (“PFIs”). The Bank manages the liquidity, interest-rate risk, and prepayment risk of the loans and was responsible for marketing the program to its PFIs. The PFIs may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk of the purchased loans. In 2008, the Bank ceased purchasing assets under the MPF Program. The Bank plans to retain its existing portfolio of MPF loans, which eventually will be reduced to zero in accordance with the ordinary course of maturity of those assets.

For the MPF Program, the PFI’s credit enhancement obligation (“CE Amount”) arises under its PFI Agreement while the amount and nature of the obligation are determined with respect to each Master Commitment. Under the Acquired Member Asset regulation (12 C.F.R. §955) (“AMA Regulation”) the PFI must “bear the economic consequences” of certain credit losses with respect to a Master Commitment based upon the MPF product and other criteria. Under the MPF Program, the PFI’s credit enhancement protection (“CEP Amount”) may take the form of the CE Amount, which represents the direct liability to pay credit losses incurred with respect to that Master Commitment or may require the PFI to obtain and pay for a Supplemental Mortgage Insurance (“SMI”) policy insuring the Bank for a portion of the credit losses arising from the Master Commitment, and/or the PFI may contract for a contingent performance-based credit enhancement fee, whereby such fees are reduced by losses up to a certain amount arising under the Master Commitment. Under the AMA Regulation, any portion of the CE Amount that is a PFI’s direct liability must be collateralized by the PFI in a manner similar to the way in which Bank advances are collateralized. The PFI Agreement provides that the PFI’s obligations under the PFI Agreement are secured along with other obligations of the PFI under its regular advances agreement with the Bank and further, that the Bank may request additional collateral to secure the PFI’s obligations. PFIs are paid a credit enhancement fee (“CE fee”) as an incentive to minimize credit losses, to share in the risk of loss on MPF loans and to pay for SMI, rather than paying a guaranty fee as required by other secondary market purchasers. The Bank pays CE fees to the PFI monthly, which are determined based on the remaining unpaid principal balance of the MPF loans. The required CE Amount may vary depending on the MPF product alternatives selected. CE fees, payable to a PFI as compensation for assuming credit risk, are recorded as an offset to mortgage loan interest income when paid by the Bank. As applicable for certain MPF products, the Bank also pays performance-based CE fees that are based on actual performance of the pool of MPF loans under each individual Master Commitment. To the extent that losses in the current month exceed performance-based CE fees accrued, the remaining losses may be recovered from future performance CE fees payable to the PFI. The total balance of CE fees payable is recorded in other liabilities and totaled $710 thousand and $1.4 million as of December 31, 2009 and 2008, respectively.

The Bank also participated in the Mortgage Purchase Program (“MPP”) under which the Bank purchased government-guaranteed/insured and conventional residential mortgage loans directly from its PFIs. The Bank manages the liquidity risk, interest-rate risk, and prepayment risk of the loans and was responsible for marketing MPP to its PFIs. The PFI may retain or sell, with the Bank’s approval, the servicing of the mortgages. The Bank and the PFI share in the credit risk on the purchased loans. Early in the third quarter of 2008, the Bank suspended acquisitions of mortgage loans under MPP. The Bank plans to retain its existing portfolio of MPP loans, which eventually will be reduced to zero in accordance with the ordinary course of maturity of those assets.

The credit enhancement layers for MPP conventional loans consist of borrower’s equity, primary mortgage insurance (if applicable), a lender risk account (“LRA”), and SMI; and such total credit enhancement is sized to provide at a minimum the equivalent of a AA rating under the Standard and Poor’s Ratings Services (“S&P”) LEVELS rating methodology (although the assets are not rated by S&P or any other agency). The Bank establishes the LRA as a portion of the net interest remitted monthly by the PFI. The LRA is a lender-specific account and is used to offset any losses that may occur. The Bank’s recourse to the PFI is limited to this predetermined LRA amount so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Amounts in the LRA in excess of the required balances are distributed to the PFI in accordance with a step-down schedule that is established at the time of a master commitment contract. No LRA balance is required after 11 years. The total balance of all LRAs is recorded in other liabilities and totaled $1.0 million and $1.1 million as of December 31, 2009 and 2008, respectively. The Bank did not incur any credit losses on MPP loans during 2009 and 2008.

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

The Bank bases the allowance for credit losses on mortgage loans on management’s estimate of credit losses inherent in the Bank’s mortgage loan portfolio as of the Statements of Condition date. The overall allowance is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, current delinquencies, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements, as discussed above. As a result of this analysis, the Bank has determined that each PFI’s obligation for losses and the mortgage insurance coverage currently exceeds the inherent incurred loss in the MPF Program and MPP loan portfolios. Accordingly, no allowance for credit losses on mortgage loans is considered necessary for the MPF Program and MPP loan portfolios as of December 31, 2009 and 2008. The Bank has established an allowance for credit losses on mortgage loans outstanding under the AMPP in the amount of $1.1 million and $856 thousand as of December 31, 2009 and 2008, respectively.

Advances. The Bank reports advances (loans to members or housing associates), net of discounts on advances related to the Affordable Housing Program (“AHP”) and the Economic Development and Growth Enhancement Program (“EDGE”). The Bank accretes the discounts on advances using the level-yield method. The Bank records interest on advances to income as earned. Following requirements of the FHLBank Act, the Bank obtains collateral on advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. Community Financial Institutions (“CFIs”) (defined in the Housing Act as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date; subject to annual adjustment by the Finance Agency director based on the consumer price index) are subject to expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The Housing Act also adds secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for advances to CFIs. Based on a current assessment of the Bank’s ability to collect on advances, including consideration of the collateral held as security for the advances and prior repayment history of the Bank’s advances, management believes, as of December 31, 2009 and 2008, that an allowance for credit losses on advances is unnecessary.

Prepayment Fees. The Bank charges a member a prepayment fee when the member prepays certain advances before the original maturity. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance within a short period of time from the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance, and amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the Bank records the net fees as “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

Commitment Fees. The Bank defers commitment fees for advances and amortizes the commitment fees to interest income using the level-yield method. The Bank records commitment fees for standby letters of credit as a deferred credit when it receives the fees and amortizes them using the straight-line method over the term of the standby letter of credit. The Bank’s management believes that the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $46.5 million and $43.6 million as of December 31, 2009 and 2008, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements but it expenses ordinary maintenance and repairs when incurred. Depreciation expense was $2.9 million, $3.0 million, and $2.5 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income. The net realized loss on disposal of premises and equipment was $4 thousand, $0 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Software. The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2009 and 2008, the gross carrying amount of computer software costs included in other assets was $48.5 million and $40.8 million, and accumulated amortization was $27.7 million and $22.6 million, respectively. Amortization of computer software costs charged to expense was $5.2 million, $4.6 million, and $4.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Bank includes gains and losses on disposal of capitalized software cost in other income. The net realized loss on disposal of capitalized software cost was $132 thousand, $322 thousand and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values. The Bank has elected to report derivative assets and derivative liabilities on the Statements of Condition net of cash collateral and accrued interest from counterparties. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that is effective as, and that is designated and qualifies as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” A non-qualifying hedge is defined by the Bank as a derivative, hedging specific or non-specific underlying assets, liabilities or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for hedge accounting. A non-qualifying hedge by definition introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not affect significantly the operating results of the Bank. These amounts are recorded in other income (loss) and presented as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

The differences between accruals of interest receivables and payables on derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated underlying investment securities, advances, consolidated obligations, or other financial instruments. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other non-qualifying hedges are recognized in other income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to a non-qualifying hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (e.g., an investment security classified as “trading”), or if the Bank could not identify and measure reliably the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the Statements of Condition at fair value and no portion of the contract could be designated as a hedging instrument.

The Bank discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer expected to be effective in offsetting changes in the fair value of a hedged risk, including hedged items such as firm commitments; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Bank’s determination that a derivative no longer qualifies as an effective fair-value hedge, or when management decides to cease the specific hedging activity, the Bank will continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining life of the hedged item. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings. See Note 16 for more information on derivatives and hedging.

Concessions on Consolidated Obligations. The Bank defers and amortizes the amounts paid to dealers in connection with the sale of consolidated obligations using the level-yield method over the term of the consolidated obligations. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $38.5 million and $44.4 million as of December 31, 2009 and 2008, respectively, and are included in “Other assets” on the Statements of Condition. Amortization of such concessions is included in consolidated obligation interest expense and totaled $42.1 million, $48.6 million, and $38.2 million in 2009, 2008, and 2007, respectively.

Discounts and Premiums on Consolidated Obligations. The Bank accretes discounts and amortizes premiums on consolidated obligations to interest expense using the level-yield method over the terms to maturity of the consolidated obligations.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from equity to a liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments will be reflected as cash outflows in the financing activities section of the Statements of Cash Flows once redeemed.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock no longer will be classified as interest expense.

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

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The AHP funds provide grants and subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When the Bank makes an AHP advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP advance. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 12 for more information.

Resolution Funding Corporation (“REFCORP”). Although FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to cover a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 12 for more information.

Estimated Fair Values. Estimated fair value is based on quoted market prices, where available. Many of the Bank’s financial instruments lack an available trading market characterized as the price that would be recorded to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the Bank uses pricing services and/or internal models employing significant estimates and present-value calculations when disclosing estimated fair values. See Note 17 for more information.

Cash Flows. In the Statements of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows but instead are treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess these embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued guidance that requires new disclosures related to transfers in and out of Level 1 and 2 fair value hierarchy, and activity in Level 3 fair value hierarchy, and clarifies some existing disclosure requirements about fair value measurement. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the Bank), except for the disclosures about activity in Level 3 fair value hierarchy. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations. The Bank’s adoption of this amended guidance may result in increased annual and interim financial statement disclosures.

Accounting for the Consolidation of Variable Interest Entities. In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance to change how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity; (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale; (4) eliminating an exception that currently permits an entity to derecognize certain transferred mortgage loans when that entity has not surrendered control over those loans; and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the Bank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Recently Adopted Accounting Guidance

Subsequent Events. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The amended disclosure requirement is effective upon issuance. The adoption of this guidance modified the Bank’s subsequent events disclosures, but had no effect on the Bank’s financial condition or results of operations.

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

Accounting Standards Codification. In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The Codification does not replace or affect guidance issued by the Securities and Exchange Commission (“SEC”), which will continue to apply to SEC registrants. Following the establishment of the Codification, the FASB will not issue new standards in the form of Statement of Financial Accounting Standards, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Rather, Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions regarding the changes to the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank adopted the Codification for the interim period ended September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not have any effect on the Bank’s financial condition or results of operations.

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

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued guidance revising the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity. This guidance is intended to bring greater consistency to the timing of impairment recognition, and to provide greater clarity to investors about the credit and noncredit components of other-than-temporarily impaired debt securities that are not expected to be sold. For debt securities, impairment is considered to be other-than-temporary if an entity (1) intends to sell the security; (2) more likely than not will be required to sell the security before recovering its amortized cost basis; or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). Further, an impairment is considered to be other-than-temporary if the entity’s best estimate of the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).

If an other-than-temporary impairment has occurred because an entity intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment must be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which a determination is made that a credit loss exists but an entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost, the other-than-temporary impairment is separated into (1) the amount of the total impairment related to the credit loss; and (2) the amount of the total impairment related to all other factors (i.e., the noncredit component). The credit loss is recognized in earnings and the amount related to all other factors is recognized in other comprehensive loss. The total other-than-temporary impairment is required to be presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive loss.

The Bank adopted this guidance effective January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $178.5 million cumulative effect of initial application as an adjustment to retained earnings at January 1, 2009, with a corresponding adjustment to accumulated other comprehensive loss. This adjustment did not affect either the Bank’s AHP or REFCORP expense or accruals, as these assessments were calculated based on GAAP net income.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued guidance that clarifies the approach to, and provides additional factors to consider in, measuring fair value when there has been a significant decrease in the volume and level of activity for an asset or liability or price quotations are associated with transactions that are not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity elects to early adopt this guidance, it must also concurrently adopt the other-than-temporary impairment guidance. The Bank elected to early adopt this guidance effective January 1, 2009 and the adoption did not have a material effect on the Bank’s financial condition or results of operations. The required enhanced disclosures are presented in Note 17 to these financial statements.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued guidance amending the disclosure requirements for the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The guidance is effective and should be applied prospectively for interim reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. An entity may early adopt this guidance only if it also concurrently adopted guidance discussed in the previous paragraph regarding fair value and the other-than-temporary impairment guidance. The Bank elected to early adopt this guidance effective January 1, 2009, and the adoption did not have any effect on the Bank’s financial condition or results of operations. The required disclosures are presented in Note 17 to these financial statements.

Enhanced Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued guidance requiring enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under GAAP; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Bank adopted this guidance effective January 1, 2009 and the adoption did not have any effect on the Bank’s financial condition or results of operations. The required enhanced disclosures are included in Note 16 to these financial statements.

Note 3—Cash and Due from Banks

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances were $311 thousand and $365 thousand for the years ended December 31, 2009 and 2008, respectively.

In addition, the Bank maintained average compensating balances with various Federal Reserve Banks of $6.0 million for the years ended December 31, 2009 and 2008. The Bank must maintain these average balances over any two-week settlement period to avoid charges for certain services provided to the Bank by the Federal Reserve Banks.

Note 4—Trading Securities

Major Security Types. Trading securities were as follows (in thousands):

	As of December 31,
	2009	2008
Government-sponsored enterprises debt obligations	$3,470,402	$4,171,725
Other FHLBanks’ bonds	71,910	300,135
State or local housing agency obligations	10,435	14,069

Total	$3,552,747	$4,485,929

Net (losses) gains on trading securities during the years ended December 31, 2009, 2008 and 2007 included net unrealized holding (losses) gains of $(121.1) million, $210.6 million and $106.7 million for securities that were held on December 31, 2009, 2008 and 2007, respectively.

Other FHLBanks Consolidated Obligation Bonds. The following table details the Bank’s investment in other FHLBanks’ consolidated obligation bonds by primary obligor (in thousands):

	As of December 31,
	2009	2008
Other FHLBanks’ bonds:
FHLBank Dallas	$—	$82,300
FHLBank Chicago	71,910	89,128

	71,910	171,428
FHLBank TAP Program *	—	128,707

Total	$71,910	$300,135

*	Under this program, the FHLBanks can offer debt obligations representing aggregations of smaller bond issues into larger bond issues that may have greater market liquidity. Because of the aggregation of smaller issues, there is more than one primary obligor.

Note 5—Available-for-sale Securities

During 2009, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred during 2009 (in thousands). The amounts below represent the values as of the transfer date.

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31, 2009	$2,386,459	$781,938	$1,604,521
Transferred at June 30, 2009	313,544	157,588	155,956
Transferred at September 30, 2009	211,515	95,372	116,143
Transferred at December 31, 2009	531,736	90,075	441,661

Total	$3,443,254	$1,124,973	$2,318,281

Major Security Type. Available-for-sale securities were as follows (in thousands):

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$2,995,175	$739,110	$—	$—	$2,256,065

Total	$2,995,175	$739,110	$—	$—	$2,256,065

The Bank did not have any available-for-sale securities as of December 31, 2008.

The following table summarizes the available-for-sale securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	32	$2,256,065	$739,110	32	$2,256,065	$739,110

Total	—	$—	$—	32	$2,256,065	$739,110	32	$2,256,065	$739,110

A summary of available-for-sale MBS issued by members or affiliates of members follows (in thousands):

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,259,148	$600,085	$—	$—	$1,659,063

Total	$2,259,148	$600,085	$—	$—	$1,659,063

The amortized cost of the Bank’s MBS classified as available-for-sale includes $1.8 million in net discounts as of December 31, 2009.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as available-for-sale (in thousands):

As of December 31, 2009
Amortized cost of available-for-sale mortgage-backed securities:
Collateralized mortgage obligations:
Fixed-rate	$172,153
Variable-rate	2,823,022

Total	$2,995,175

Note 6—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows (in thousands):

	As of December 31,
	2009				2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$300,000	$1	$—	$300,001	$—	$—	$—	$—
State or local housing agency obligations	115,400	2,675	—	118,075	101,105	3,605	—	104,710
Mortgage-backed securities:
U.S. agency obligations-guaranteed	776,548	1,824	777	777,595	38,545	260	367	38,438
Government-sponsored enterprises	6,598,400	225,795	2,167	6,822,028	7,060,082	117,494	3,467	7,174,109
Private label	9,294,703	9,576	879,980	8,424,299	15,918,391	6,246	3,648,279	12,276,358

Total	$17,085,051	$239,871	$882,924	$16,441,998	$23,118,123	$127,605	$3,652,113	$19,593,615

The following tables summarize the held-to-maturity securities with unrealized losses (dollar amounts in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	$147,787	$769	1	$1,451	$8	2	$149,238	$777
Government-sponsored enterprises	3	220,087	1,785	2	144,820	382	5	364,907	2,167
Private label	14	491,782	7,483	166	7,154,079	872,497	180	7,645,861	879,980

Total	18	$859,656	$10,037	169	$7,300,350	$872,887	187	$8,160,006	$882,924

	As of December 31, 2008
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	32	$25,580	$367	—	$—	$—	32	$25,580	$367
Government-sponsored enterprises	4	557,822	3,467	—	—	—	4	557,822	3,467
Private label	93	4,635,936	1,647,200	150	7,371,486	2,001,079	243	12,007,422	3,648,279

Total	129	$5,219,338	$1,651,034	150	$7,371,486	$2,001,079	279	$12,590,824	$3,652,113

A summary of held-to-maturity MBS issued by members or affiliates of members follows (in thousands):

	As of December 31,
	2009				2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Countrywide Financial Corporation, Calabasas, CA*	$—	$—	$—	$—	$4,675,435	$6,062	$1,195,018	$3,486,479
Bank of America Corporation, Charlotte, NC	2,981,945	2,861	235,709	2,749,097	2,060,873	—	488,315	1,572,558

Total	$2,981,945	$2,861	$235,709	$2,749,097	$6,736,308	$6,062	$1,683,333	$5,059,037

*	Effective April 27, 2009, Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, N.A., a member of the Bank.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands). Actual maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$302,295	$302,330	$1,705	$1,721
Due after one year through five years	96,130	98,522	71,465	74,197
Due after 10 years	16,975	17,224	27,935	28,792

	415,400	418,076	101,105	104,710
Mortgage-backed securities	16,669,651	16,023,922	23,017,018	19,488,905

Total	$17,085,051	$16,441,998	$23,118,123	$19,593,615

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $49.4 million and $145.7 million as of December 31, 2009 and 2008, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity (in thousands):

	As of December 31,
	2009	2008
Amortized cost of held-to-maturity non-mortgage-backed securities:
Fixed-rate	$415,400	$101,105

Total non-mortgage-backed securities	415,400	101,105

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	2,293,261	2,999,333
Variable-rate	1,090,582	1,333,832

Collateralized mortgage obligations:
Fixed-rate	4,287,291	5,638,816
Variable-rate	8,998,517	13,045,037

Total mortgage-backed securities	16,669,651	23,017,018

Total	$17,085,051	$23,118,123

Note 7—Other-than-temporary Impairment

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

The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, such as Moody’s Investors Service (“Moody’s”) and S&P, at purchase date. The “AAA”-rated securities achieved their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase date.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 15 percent over the next nine to 15 months (resulting in peak-to-trough home price declines of up to 58 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months, increase by three percent in the second year and increase by four percent in each subsequent year.

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable rate and hybrid private-label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

During the quarter ended December 31, 2009, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable rate and hybrid private-label MBS. Specifically, the Bank employed a technique that allows it to update the effective interest rate used in its present value calculation, which isolates the subsequent movements in the underlying interest rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment, and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time.

The Bank recorded an other-than-temporary impairment credit loss of $316.4 million for the year ended December 31, 2009, which incorporates the use of the new present value estimation technique for its variable rate and hybrid private-label MBS. If the Bank had continued to use its previous estimation technique, the other-than-temporary impairment credit loss would have been $325.0 million for the year ended December 31, 2009. The credit losses would not have been materially different from those previously reported had the Bank used the new present value estimation technique.

For those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2009 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2006	8.0	6.7 to 9.4	17.0	10.7 to 29.3	42.3	37.7 to 46.1	6.2	3.7 to 8.6
2005	4.4	4.4 to 4.4	11.2	11.2 to 11.2	72.4	72.4 to 72.4	9.9	9.9 to 9.9
Total prime	7.5	4.4 to 9.4	16.3	10.7 to 29.3	46.3	37.7 to 72.4	6.7	3.7 to 9.9
Alt-A:
2007	11.1	7.2 to 17.0	47.6	36.8 to 65.2	41.7	33.1 to 50.6	14.5	7.6 to 19.8
2006	11.9	8.7 to 16.7	48.3	33.6 to 59.4	42.2	33.2 to 51.1	10.2	4.9 to 14.1
2005	11.9	5.5 to 19.4	48.3	19.8 to 83.1	43.9	30.3 to 56.2	18.2	4.5 to 46.4
2004	17.2	17.2 to 17.2	28.8	28.8 to 28.8	47.8	47.8 to 47.8	13.2	13.2 to 13.2
Total Alt-A	11.6	5.5 to 19.4	47.8	19.8 to 83.1	42.5	30.3 to 56.2	14.9	4.5 to 46.4
Total	11.4	4.4 to 19.4	46.4	10.7 to 83.1	42.7	30.3 to 72.4	13.8	3.7 to 46.4

Based on the Bank’s impairment analysis for the year ended December 31, 2009, the Bank recognized a total other-than-temporary impairment loss of $1.3 billion. The credit related portion of $316.4 million of this other-than-temporary impairment loss is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $989.9 million of the other-than-temporary impairment loss is recorded as a component of other comprehensive loss. For the years ended December 31, 2008 and 2007, the Bank recognized in earnings a total other-than-temporary impairment loss of $186.1 million and $0, respectively.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss (in thousands):

For the Year Ended December 31, 2009
Beginning balance of credit losses previously recognized in earnings	$4,886
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	262,381
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	53,995

Ending balance of cumulative credit losses recognized in earnings	$321,262

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

Note 8—Mortgage Loans Held for Portfolio

Both the MPF Program and the MPP involve investment by the Bank in single-family mortgage loans that are purchased directly from PFIs. The total dollar amount of loans represents held-for-portfolio loans under both programs whereby the PFIs service and credit enhance home mortgage loans that they sell to the Bank. Also included in mortgage loans are AMPP loans, which are investments by the Bank in participation interests in loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing assets under AMPP, and in 2008 the Bank ceased purchasing assets under the MPF Program and suspended acquisitions of mortgage loans under MPP.

The following table presents information on mortgage loans held for portfolio (in thousands):

	As of December 31,
	2009	2008
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family mortgages	$619,541	$813,351
Fixed-rate long-term single-family mortgages	1,886,116	2,421,652
Multifamily mortgages	22,227	22,762

Total unpaid principal balance	2,527,884	3,257,765
Premiums	11,678	15,882
Discounts	(16,326)	(21,896)
Delivery commitments basis adjustments	161	179

Total	$2,523,397	$3,251,930

*	Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding (in thousands):

	As of December 31,
	2009	2008
Government-guaranteed/insured loans	$209,637	$289,092
Conventional loans	2,318,247	2,968,673

Total unpaid principal balance	$2,527,884	$3,257,765

The activity in the allowances for credit losses was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance, beginning of year	$856	$846	$774
Provision for credit losses	251	10	72

Balance, end of year	$1,107	$856	$846

As of December 31, 2009 and 2008, the Bank had $56.1 million and $14.4 million of nonaccrual loans, respectively.

Residential mortgage loans included in large groups of smaller-balance homogenous loans are evaluated collectively for impairment. The allowance for credit losses attributed to these loans is established through a process that estimates the probable losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date. Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, management determines that it is probable that the Bank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. Due to the layers of credit enhancement, the Bank had no recorded investments in impaired mortgage loans as of December 31, 2009 and 2008.

The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $3.1 million, $3.7 million, and $3.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Note 9—Advances

Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 12), at interest rates ranging from 0.0 percent to 8.79 percent, as summarized below (in thousands). Advances with interest rates of 0.00 percent are AHP subsidized advances and certain types of structured advances.

	As of December 31,
	2009	2008
Year of contractual maturity:
Overdrawn demand deposit accounts	$—	$550
Due in one year or less	32,808,199	39,739,223
Due after one year through two years	21,565,179	34,187,680
Due after two years through three years	14,665,398	23,761,810
Due after three years through four years	10,756,841	17,692,714
Due after four years through five years	5,910,320	10,566,914
Due after five years	24,106,618	30,320,265

Total par value	109,812,555	156,269,156
Discount on AHP advances	(13,455)	(14,028)
Discount on EDGE advances	(12,179)	(13,253)
Hedging adjustments	4,799,059	9,617,925
Deferred commitment fees	(5,968)	(4,254)

Total	$114,580,012	$165,855,546

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank (prepayment fee) that makes the Bank financially indifferent to the prepayment of the advance. As of December 31, 2009 and 2008, the Bank had callable advances of $1.0 million and $6.0 million, respectively.

The following table summarizes advances by year of contractual maturity or next call date for callable advances (in thousands):

	As of December 31,
	2009	2008
Year of contractual maturity or next call date:
Overdrawn demand deposit accounts	$—	$550
Due or callable in one year or less	32,808,199	39,744,223
Due or callable after one year through two years	21,566,179	34,187,680
Due or callable after two years through three years	14,665,398	23,759,810
Due or callable after three years through four years	10,756,841	17,692,714
Due or callable after four years through five years	5,910,320	10,564,914
Due or callable after five years	24,105,618	30,319,265

Total par value	$109,812,555	$156,269,156

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. As of December 31, 2009 and 2008, the Bank had convertible advances outstanding totaling $19.9 billion and $30.2 billion, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date (in thousands):

	As of December 31,
	2009	2008
Year of contractual maturity or next convert date:
Overdrawn demand deposit accounts	$—	$550
Due or convertible in one year or less	46,846,789	60,519,668
Due or convertible after one year through two years	21,999,104	35,271,305
Due or convertible after two years through three years	11,802,433	24,000,685
Due or convertible after three years through four years	10,035,041	14,001,269
Due or convertible after four years through five years	5,463,320	9,539,464
Due or convertible after five years	13,665,868	12,936,215

Total par value	$109,812,555	$156,269,156

Security Terms. The Bank lends to member institutions and nonmembers that are eligible “housing associates” in accordance with the FHLBank Act and applicable regulations. The Bank obtains collateral on advances to protect against losses and Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (“LCV”) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

As of December 31, 2009 and 2008, the Bank had rights to collateral, on a member specific basis, with an LCV greater than outstanding advances. The following table provides information about the types of collateral held for the Bank’s advances (dollar amounts in thousands):

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2009	$109,812,555	$216,031,932	63.0	11.5	25.5
As of December 31, 2008	$156,269,156	$272,879,687	58.2	14.9	26.9

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

Credit Risk. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of December 31, 2009 and 2008. No advance was past due as of December 31, 2009 or 2008.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of December 31, 2009 and 2008, the concentration of the Bank’s advances was $75.4 billion and $102.7 billion, respectively, to 10 member institutions, and this represented 68.7 percent and 65.7 percent of total advances outstanding.

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances (in thousands):

	As of December 31,
	2009	2008
Fixed-rate	$97,742,610	$127,322,930
Variable-rate	12,069,945	28,946,226

Total par value	$109,812,555	$156,269,156

Note 10—Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. A member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank classifies these items as interest-bearing deposits on the Statements of Condition.

Demand and overnight deposits pay interest based on a daily interest rate.

Note 11—Consolidated Obligations

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

The par value of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $930.6 billion and $1.3 trillion as of December 31, 2009 and 2008, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $150.9 billion and $207.2 billion as of December 31, 2009 and 2008, respectively, compared to a par amount of $137.3 billion and $191.1 billion in consolidated obligations as of December 31, 2009 and 2008, respectively.

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

Conversion Consolidated Obligation Bonds have coupons that convert from fixed to variable or variable to fixed on predetermined dates according to the terms of the consolidated obligation bond offerings; and

Zero-coupon Consolidated Obligation Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if redeemed prior to maturity.

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type (in thousands):

	As of December 31,
	2009	2008
Fixed-rate	$93,441,915	$101,202,430
Simple variable-rate	16,312,000	28,004,900
Step	10,333,570	6,023,000
Variable-rate capped floater	60,000	100,000
Variable-rate that converts to fixed-rate	25,000	225,000
Zero-coupon	—	168,060
Fixed-rate that converts to variable-rate	—	15,000

Total par value	$120,172,485	$135,738,390

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity (dollar amounts in thousands):

	As of December 31,
	2009		2008
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$63,382,600	1.27	$73,667,975	2.63
Due after one year through two years	17,743,400	1.76	22,242,000	3.40
Due after two years through three years	11,805,515	2.39	8,245,900	3.90
Due after three years through four years	9,726,250	3.60	5,402,015	4.57
Due after four years through five years	6,016,320	3.67	13,548,750	4.13
Due after five years	11,498,400	4.43	12,631,750	5.13

Total par value	120,172,485	2.05	135,738,390	3.30
Premiums	115,893		100,767
Discounts	(60,661)		(109,228)
Hedging adjustments	1,222,426		2,452,134
Deferred net losses on terminated hedges	(345)		(729)

Total	$121,449,798		$138,181,334

The Bank’s consolidated obligation bonds outstanding by type (in thousands):

	As of December 31,
	2009	2008
Noncallable	$86,905,665	$92,597,640
Callable	33,266,820	43,140,750

Total par value	$120,172,485	$135,738,390

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date (in thousands):

	As of December 31,
	2009	2008
Year of contractual maturity or next call date:
Due or callable in one year or less	$84,187,600	$93,302,975
Due or callable after one year through two years	12,460,970	20,979,500
Due or callable after two years through three years	5,630,515	4,497,900
Due or callable after three years through four years	7,886,250	1,728,015
Due or callable after four years through five years	2,628,750	6,378,750
Due or callable after five years	7,378,400	8,851,250

Total par value	$120,172,485	$135,738,390

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

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows (dollar amounts in thousands):

	Book Value	Par Value	Weighted- average Interest Rate (%)
As of December 31, 2009	$17,127,295	$17,130,423	0.38

As of December 31, 2008	$55,194,777	$55,393,546	1.73

Note 12—Assessments

Affordable Housing Program. Section 10(j) of the FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of each FHLBank’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its regulatory income before assessments. The Bank reduces the AHP liability as members use subsidies.

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

There was no shortfall in 2009, 2008, or 2007. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in 2009, 2008, or 2007. The Bank had outstanding principal in AHP-related advances of $64.6 million and $66.1 million as of December 31, 2009 and 2008, respectively.

An analysis of the Bank’s AHP liability is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balances, beginning of year	$139,300	$156,184	$130,006
AHP assessments	31,665	28,365	50,690
Subsidy usage, net	(46,200)	(45,249)	(24,512)

Balances, end of year	$124,765	$139,300	$156,184

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

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be satisfied. The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to either a refund or a credit for amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2009 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75 million scheduled payment due in the second quarter of 2012 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.

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

An analysis of the Bank’s REFCORP liability is as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balances, beginning of year	$(14,028)	$30,681	$23,606
REFCORP assessments	70,871	63,445	111,226
Payments during the year	(36,291)	(108,154)	(104,151)

Balances, end of year	$20,552	$(14,028)	$30,681

The REFCORP balance as of December 31, 2008 represents an overpayment of the 2008 REFCORP assessments by the Bank and is recorded in “Other assets” on the Statements of Condition as a deferred asset. The Bank used its overpayment as a credit against its 2009 REFCORP assessments.

Note 13—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank is subject to three regulatory capital requirements under its capital plan and Finance Agency rules and regulations. First, the Bank must maintain permanent capital at all times in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only “permanent capital,” defined by the FHLBank Act and regulations as retained earnings (determined in accordance with GAAP) and the amounts paid-in for Class B stock, satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined. Second, the FHLBank Act requires the Bank to maintain at all times total capital in an amount equal to at least four percent of total assets. Third, the FHLBank Act requires the Bank to maintain at all times weighted leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2009, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total capital is equal to its permanent capital. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Agency’s regulatory capital rules and requirements as shown in the following table (dollar amounts in thousands):

	As of December 31,
	2009		2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$3,010,240	$9,184,789	$5,715,678	$8,942,306
Total capital-to-assets ratio	4.00%	6.07%	4.00%	4.29%
Total regulatory capital*	$6,052,426	$9,184,789	$8,342,574	$8,942,306
Leverage ratio	5.00%	9.11%	5.00%	6.43%
Leverage capital	$7,565,533	$13,777,184	$10,428,217	$13,413,459

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $188.2 million and $44.4 million in mandatorily redeemable capital stock at December 31, 2009 and 2008, respectively.

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2009, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.18 percent (18 basis points) of the member’s total assets as of December 31, 2008, subject to a cap of $26 million. The membership stock requirement is recalculated at least annually by March 31, using the member’s total assets as of the preceding calendar year-end. As of December 31, 2009, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member’s outstanding par value of advances; and

•	8.00 percent of targeted debt/equity investments (such as AMPP assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero at December 31, 2009.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. The Bank may not pay dividends in the form of capital stock or issue excess stock to any member if the Bank’s excess stock exceeds one percent of its total assets. At December 31, 2009, the Bank’s excess capital stock outstanding was 1.27 percent of its total assets.

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

As of December 31, 2009 and 2008, the 10 largest holders of capital stock held $4.7 billion and $4.9 billion, respectively, of the total regulatory capital stock of the Bank.

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

The Bank is a cooperative whose member financial institutions and former members own all of the capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2009, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $1.5 million, $1.5 million and $11.3 million, respectively, were recorded as interest expense.

The following table provides the number of stockholders and the activity in mandatorily redeemable capital stock (dollar amounts in thousands):

	For the Years Ended December 31,
	2009		2008		2007
	Number of Stockholders	Amount	Number of Stockholders	Amount	Number of Stockholders	Amount
Balance, beginning of year	13	$44,428	11	$55,538	9	$215,705
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	41	2,445,400	15	49,968	20	91,452
Withdrawal	9	3,167	—	—	—	—
Other redemptions	4	4,012	—	—	—	—
Repurchase/redemption of mandatorily redeemable capital stock	(7)	(9,982)	(12)	(60,510)	(18)	(251,619)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(15)	(2,298,799)	(1)	(568)	—	—

Balance, end of year	45	$188,226	13	$44,428	11	$55,538

As of December 31, 2009, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding. During 2008, it was the Bank’s practice generally to promptly repurchase the member’s excess activity-based stock, subject to certain limitations and thresholds in the Bank’s capital plan. During the first quarter of 2009, the Bank notified members of an increase in the excess stock threshold amount from $100 thousand to $2.5 billion and a change from the automatic daily repurchase of excess activity-based stock to a quarterly evaluation process.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption (in thousands). The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2009	2008
Contractual year of redemption:
Due in one year or less	$—	$3,764
Due after one year through two years	416	3,578
Due after two years through three years	10,931	3,831
Due after three years through four years	9,541	8,948
Due after four years through five years	148,829	2,700
Due after five years	18,509	21,607

Total	$188,226	$44,428

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership at any time prior to the end of the five-year redemption period, subject to payment of a cancellation fee equal to the greater of $500 or 0.02 percent (two basis points) of the par value of the shares of stock subject to the redemption notice.

Note 14—Accumulated Other Comprehensive Loss

Components comprising other comprehensive (loss) income were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Benefit plans:
Net actuarial (loss) gain	$(166)	$(2,381)	$1,839
Amortization of net loss	847	684	825
Amortization of net prior service credit	(646)	(728)	(728)
Amortization of net transition obligation	42	42	42

Benefit plans, net	77	(2,383)	1,978

Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	185,673	—	—
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	206,043	—	—

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	391,716	—	—

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(952,306)	—	—

Other comprehensive (loss) income	$(560,513)	$(2,383)	$1,978

Components comprising accumulated other comprehensive loss were as follows (in thousands):

	Benefit Plans	Available -for-sale Noncredit Other- Than- Temporary- Impairment Losses	Held-to- maturity Noncredit Other-Than- Temporary- Impairment Losses	Total
Balance, beginning of the year	$(4,942)	$—	$—	$(4,942)
Cumulative effect adjustment to opening balance relating to other-than-temporary impairment guidance	—	—	(178,520)	(178,520)
Net change during the period	77	391,716	(952,306)	(560,513)
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	(1,130,826)	1,130,826	—

Balance, end of the year	$(4,865)	$(739,110)	$—	$(743,975)

The amount shown in the above table as the noncredit portion of other-than-temporary impairment losses does not correspond directly to the amount reported on the Statements of Income as “Portion of impairment losses recognized in other comprehensive loss.” The balance shown in the above table reflects all fair value changes related to available-for-sale securities for which an other-than-temporary impairment loss has been recorded, including fair value changes for available-for-sale securities impaired in previous reporting periods. The above noncredit portion of other-than-temporary impairment losses includes subsequent increases in fair value in previously impaired available-for-sale securities, which are not reflected in the amounts reported on the Statements of Income.

Note 15—Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”), a multiemployer tax-qualified defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Plan charged to other operating expenses were $4.3 million, $9.6 million, and $15.0 million in 2009, 2008, and 2007, respectively. The Pentegra Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not presented herein.

The Bank also participates in a qualified, defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $1.9 million, $1.7 million, and $1.6 million to this plan during the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed $85 thousand, $106 thousand, and $67 thousand to this plan during the years ended December 31, 2009, 2008, and 2007, respectively.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from this plan was $1.5 million and $3.1 million as of December 31, 2009 and 2008, respectively. Operating expense includes deferred compensation and accrued earnings of $159 thousand, $370 thousand, and $228 thousand during the years ended December 31, 2009, 2008, and 2007, respectively.

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2009 and 2008 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$13,076	$9,998	$6,025	$5,480
Service cost	569	456	307	280
Interest cost	695	563	417	386
Actuarial loss	137	2,333	29	48
Benefits paid	(1,062)	(274)	(72)	(169)

Projected benefit obligation at end of year	13,415	13,076	6,706	6,025

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	1,062	274	72	169
Benefits paid	(1,062)	(274)	(72)	(169)

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(13,415)	$(13,076)	$(6,706)	$(6,025)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $20.1 million and $19.1 million as of December 31, 2009 and 2008, respectively.

Amounts recognized in accumulated other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2009 and 2008 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2009	2008	2009	2008
Net transition obligation	$—	$—	$209	$251
Net loss	5,479	5,946	3,262	3,475
Prior service credit	(47)	(90)	(4,036)	(4,640)

Total amount recognized	$5,432	$5,856	$(565)	$(914)

The accumulated benefit obligation for the supplemental defined benefit pension plan was $9.8 million and $7.5 million for the years ended December 31, 2009 and 2008, respectively.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2009	2008	2007	2009	2008	2007
Net periodic benefit cost
Service cost	$569	$456	$605	$307	$280	$329
Interest cost	695	563	515	417	386	343
Amortization of net transition obligation	—	—	—	42	42	42
Amortization of prior service credit	(43)	(125)	(125)	(603)	(603)	(603)
Amortization of net loss	605	381	422	242	303	403

Net periodic benefit cost	1,826	1,275	1,417	405	408	514

Other changes in benefit obligations recognized in other comprehensive loss
Net gain (loss)	137	2,333	(640)	29	48	(1,199)
Amortization of net loss	(605)	(381)	(422)	(242)	(303)	(403)
Amortization of net transition obligation	—	—	—	(42)	(42)	(42)
Amortization of prior service credit	43	125	125	603	603	603

Total recognized in other comprehensive loss	(425)	2,077	(937)	348	306	(1,041)

Total recognized in periodic benefit cost and other comprehensive loss	$1,401	$3,352	$480	$753	$714	$(527)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net transition obligation	$—	$42	$42
Net loss	590	231	821
Prior service credit	(43)	(603)	(646)

	$547	$(330)	$217

The measurement date used to determine the Bank’s 2009 benefit obligation was December 31, 2009.

Key assumptions used for the actuarial calculations to determine benefit obligations for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2009	2008	2007	2009	2008	2007
Discount rate	5.30	5.85	5.76	5.96	6.96	6.60
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2009	2008	2007	2009	2008	2007
Discount rate	5.85	5.76	5.75	6.96	6.60	5.75
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The discount rate used for the year ended December 31, 2009 was determined using a discounted cash flow approach, which incorporates matching the timing and amount of each expected future benefit payment against the Citigroup Pension Discount Curve. The discount rate used for the years ended December 31, 2008 and 2007 was determined based on the duration of the Bank’s benefit payments and the application of this duration to the Citigroup Pension Discount Curve.

Assumed health-care cost trend rates for the Bank’s postretirement health benefit plan were as follows:

	As of December 31,
	2009	2008
Health-care cost trend rates:
Assumed for next year (%)	7.50	8.50
Ultimate rate (%)	5.30	5.30
Year that ultimate rate is reached	2012	2012

As of December 31, 2009, a one percentage point change in the assumed health-care cost trend rates would have the following effects (in thousands):

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$102	$(81)
Effect on accumulated postretirement benefit obligation	860	(728)

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded plans; therefore, the Bank will not make contributions to them in 2010 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for both the supplemental defined benefit pension plan and postretirement health benefit plan are listed in the table below (in thousands):

Years	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan
2010	$751	$175
2011	1,190	210
2012	1,048	241
2013	1,455	273
2014	1,543	295
2015-2019	7,819	1,994

Note 16—Derivatives and Hedging Activities

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

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate received by the Bank in most interest-rate swap agreements is LIBOR.

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

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of December 31, 2009 and 2008, there were no outstanding consolidated obligations denominated in foreign currencies.

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

Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (non-qualifying hedges).

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

Advances. The Bank offers a variety of advance structures to meet members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is treated as a fair-value hedge.

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of December 31, 2009.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of December 31, 2009, the Bank has not sold or repledged any such collateral.

As of December 31, 2009 and 2008, the Bank’s maximum credit risk, as defined above, was $117.1 million and $117.7 million, respectively. These totals include $87.6 million and $12.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $91.8 million and $69.7 million as of December 31, 2009 and 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2009 was $4.0 billion for which the Bank has posted collateral of $3.7 billion in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $160.0 million of collateral (at fair value) to its derivatives counterparties at December 31, 2009. However, the Bank’s credit rating has not changed during the 12-month period ended December 31, 2009.

Lehman Brothers Special Financing Inc. (“LBSF”) was a counterparty to the Bank on multiple derivatives documented under an International Swap Dealers Association, Inc. master agreement (the “Master Agreement”). Lehman Brothers Holdings Inc. (“Lehman”), the parent company of LBSF, is a credit support provider for these obligations of LBSF under such transactions. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York, which is an event of default under the Master Agreement. On September 18, 2008, the Bank sent LBSF a notice identifying the occurrence of an event of default and designating September 19, 2008 as the early termination date in respect of all outstanding derivatives. On October 3, 2008, the Bank sent a settlement statement to LBSF notifying it of all amounts payable if, as permitted under the Master Agreement, the value of the collateral due to be returned to the Bank were netted against all other amounts due between the parties as a result of unwinding the derivatives, and demanding payment for that amount. On October 3, 2008, the Bank filed suit in the Supreme Court of the State of New York—New York County against LBSF with respect to certain terminated derivatives. Later that same day, LBSF filed for bankruptcy protection, and the Bank’s action has now been stayed pursuant to applicable bankruptcy law.

In accordance with the Master Agreement, the net amount due to the Bank as a result of such excess collateral held by LBSF is $189.4 million. Management evaluated this receivable and recorded a $170.5 million reserve based on management’s estimate of the probable amount that will be realized. The net receivable of $18.9 million is recorded in “Other assets” on the Statements of Condition. Determining the reserve amount requires management to use considerable judgment and is based on the facts currently available. As additional relevant facts become available in future periods, the amount of the reserve may be adjusted accordingly.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. Note 18 discusses assets pledged by the Bank to these counterparties.

Intermediation

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

Total notional principal of derivatives for the Bank as an intermediary was $2.2 billion and $2.5 billion at December 31, 2009 and 2008, respectively.

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The following table summarizes fair value of derivative instruments without effect of netting arrangements or collateral as of December 31, 2009 (in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	As of December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$178,531,678	$1,660,759	$(5,071,215)

Total derivatives in hedging relationships	178,531,678	1,660,759	(5,071,215)

Derivatives not designated as hedging instruments:
Interest rate swaps	7,997,018	14,190	(462,998)
Interest rate caps or floors	5,500,000	58,601	(32,787)

Total derivatives not designated as hedging instruments	13,497,018	72,791	(495,785)

Total derivatives not designated as hedging instruments	$192,028,696	1,733,550	(5,567,000)

Netting adjustments		(1,603,068)	1,603,068
Cash collateral and related accrued interest		(91,772)	3,555,111

Total collateral and netting adjustments *		(1,694,840)	5,158,179

Derivative assets and derivative liabilities		$38,710	$(408,821)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table provides outstanding notional balances and estimated fair values of the derivatives outstanding used for fair value hedges and stand alone derivatives that are non-qualifying hedges, excluding collateral and accrued interest by category (in thousands):

	As of December 31, 2008
	Notional	Estimated Fair Value
Interest-rate swaps:
Fair value hedges	$218,026,584	$(6,980,079)
Non-qualifying hedges	17,706,074	(719,810)
Interest-rate caps/floors:
Non-qualifying hedges	4,480,000	51,476
Interest-rate futures/forwards:
Non-qualifying hedges	1,500	600

Total	$240,214,158	$(7,647,813)

Total derivatives excluding accrued interest		$(7,647,813)
Accrued interest		56,762
Cash collateral held by counterparty—assets		6,338,420
Cash collateral held from counterparty—liabilities		(69,755)

Net derivative balances		$(1,322,386)

Net derivative assets balance		$91,406
Net derivative liabilities balance		(1,413,792)

Net derivative balances		$(1,322,386)

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income (in thousands):

For the Year Ended December 31, 2009
Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$469,840

Total net gain related to fair value hedge ineffectiveness	469,840

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	63,611
Interest rate caps or floors	9,898
Interest rate futures/forwards	(146)
Intermediary transactions:
Interest rate swaps	(1)
Interest rate caps or floors	10

Total net gain related to derivatives not designated as hedging instruments	73,372

Net gains on derivatives and hedging activities	$543,212

	For Years Ended December 31,
	2008	2007
(Losses) gains related to fair-value hedge ineffectiveness	$(46,542)	$29,338
Losses on non-qualifying hedges and other	(182,747)	(125,762)

Net losses on derivatives and hedging activities	$(229,289)	$(96,424)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income (in thousands):

	For the Year Ended December 31, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$4,672,739	$(4,155,334)	$517,405	$(3,527,095)
Consolidated Obligations:
Bonds	(1,200,701)	1,161,992	(38,709)	1,491,175
Discount notes	(49,274)	40,418	(8,856)	103,388

Total	$3,422,764	$(2,952,924)	$469,840	$(1,932,532)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 17—Estimated Fair Values

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2009, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2009, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of December 31, 2009, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition (in thousands):

	As of December 31, 2009
	Fair Value Measurements Using			Netting Adjustment *	Total
	Level 1	Level 2	Level 3
Assets:
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,470,402	$—	$—	$3,470,402
Other FHLBanks’ bonds	—	71,910	—	—	71,910
State or local housing agency obligations	—	10,435	—	—	10,435
Available-for-sale:
Private-label MBS	—	—	2,256,065	—	2,256,065
Derivative assets	—	1,733,550	—	(1,694,840)	38,710

Total assets at fair value	$—	$5,286,297	$2,256,065	$(1,694,840)	$5,847,522

Liabilities:
Derivative liabilities	$—	$(5,567,000)	$—	$5,158,179	(408,821)

Total liabilities at fair value	$—	$(5,567,000)	$—	$5,158,179	$(408,821)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2008
	Fair Value Measurements Using			Netting Adjustment *	Total
	Level 1	Level 2	Level 3
Assets:
Trading securities	$—	$4,485,929	$—	$—	$4,485,929
Derivative assets	—	2,813,328	—	(2,721,922)	91,406

Total assets at fair value	$—	$7,299,257	$—	$(2,721,922)	$4,577,335

Liabilities:
Derivative liabilities	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

Total liabilities at fair value	$—	$(10,404,378)	$—	$8,990,586	$(1,413,792)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

For the Year Ended December 31, 2009
Balance, beginning of year	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	2,318,281
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(206,043)
Included in other comprehensive loss	143,827

Balance, end of year	$2,256,065

Fair Value on a Nonrecurring Basis. The Bank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment). The Bank did not have any financial instruments measured at fair value on a nonrecurring basis at December 31, 2009. The following table presents these investment securities by level within the fair value hierarchy, for which a nonrecurring change in fair value has been recorded in the Statements of Income for the year ended December 31, 2008 (in thousands).

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

Due to the reduced market activity for the Bank’s private-label MBS, the Bank also may determine prices for certain securities using a discounted cash flow approach. This discounted cash flow model uses cash flows adjusted for credit factors calculated by a third-party model and discounted at a rate incorporating interest-rate and market liquidity factors. Other significant inputs include loan default rates, prepayment speeds, and loss severity rates. Due to the unobservable nature of the inputs, the discounted cash flow model is classified as Level 3.

The Bank evaluates the reasonableness of the two above Level 3 indicators of prices for its private-label MBS and determines whether multiple inputs from different pricing sources collectively would provide the best evidence of fair value as of December 31, 2009. Generally, the Bank uses prices obtained from four third-party pricing services to determine the fair value of its private-label MBS. When the Bank is unable to obtain a sufficient number of prices from third-party vendors (generally less than two third-party prices), the Bank utilizes prices determined by a discounted cash flow model to determine the fair value of the private-label MBS.

Agency MBS and Other Held-to-maturity Securities. The estimated fair value of agency MBS and other held-to-maturity securities generally is determined based on market-based prices received from third party pricing services, excluding accrued interest. The prices received from four third-party pricing services are generally non-binding. The Bank’s principal markets for securities portfolios are the secondary institutional markets, with an exit price that predominantly is reflective of bid level pricing in that market. In obtaining such valuation information from third parties, the Bank generally evaluates the prices for reasonableness in order to determine whether such valuations are representative of an exit price in the Bank’s principal markets.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of December 31, 2009 and 2008, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at December 31, 2009 and 2008.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2009 and 2008. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value table presented below does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and estimated fair values of the Bank’s financial instruments as of December 31, 2009 and 2008 were as follows (in thousands):

	As of December 31,
	2009		2008
Financial Instruments	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$465,293	$465,293	$27,841	$27,841
Deposits with other FHLBanks	2,375	2,375	2,888	2,888
Federal funds sold	10,043,700	10,043,696	10,769,000	10,768,763
Trading securities	3,552,747	3,552,747	4,485,929	4,485,929
Available-for-sale securities	2,256,065	2,256,065	—	—
Held-to-maturity securities	17,085,051	16,441,998	23,118,123	19,593,615
Mortgage loans held for portfolio, net	2,522,290	2,632,516	3,251,074	3,348,375
Advances, net	114,580,012	114,572,276	165,855,546	165,772,958
Accrued interest receivable	515,081	515,081	775,083	775,083
Derivative assets	38,710	38,710	91,406	91,406

Liabilities:
Deposits	(2,989,474)	(2,989,471)	(3,572,709)	(3,572,475)
Consolidated obligations, net:
Discount notes	(17,127,295)	(17,126,849)	(55,194,777)	(55,365,686)
Bonds	(121,449,798)	(122,056,428)	(138,181,334)	(138,740,905)
Mandatorily redeemable capital stock	(188,226)	(188,226)	(44,428)	(44,428)
Accrued interest payable	(611,941)	(611,941)	(1,039,002)	(1,039,002)
Derivative liabilities	(408,821)	(408,821)	(1,413,792)	(1,413,792)

Note 18—Commitments and Contingencies

As described in Note 11, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency, under 12 CFR Section 966.9(d), may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The Bank determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2009 and 2008. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $793.3 billion and $1.1 trillion at December 31, 2009 and 2008, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (“GSECF”), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings were to be agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that had been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral available was subject to an increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. The GSECF expired on December 31, 2009. No FHLBank has drawn on this available source of liquidity.

The Bank issues standby letters of credit for members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized advance to the member.

The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2009	2008
Outstanding notional (in thousands)	$18,909,011	$10,231,656
Original terms	Less than four months to 19 years	Less than three months to 15 years
Final expiration year	2025	2023

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $90.6 million and $35.0 million as of December 31, 2009 and 2008, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

There were no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2009 and 2008. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2009 and 2008, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $137.3 million and $1.1 billion, respectively, which can be sold or repledged by those counterparties.

At December 31, 2009, the Bank had committed to the issuance of $2.8 billion (par value) in consolidated obligation bonds, of which $2.8 billion were hedged with associated interest rate swaps, and $752.5 million (par value) in consolidated obligation discount notes, none of which were hedged to associated interest rate swaps, that had traded but not yet settled. At December 31, 2008, the Bank had committed to the issuance of $3.0 billion (par value) in consolidated obligation bonds, of which $2.8 billion were hedged with associated interest rate swaps, and $100.2 million (par value) in consolidated obligation discount notes, of which $99.2 million were hedged with associated interest rate swaps, that had traded but not yet settled.

The Bank charged to operating expenses net rental costs of $1.9 million, $2.2 million, and $2.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Note 19—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the FHLBank Act, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 34.0 percent of the Bank’s total regulatory capital stock as of December 31, 2009, was considered a related party. Total advances outstanding to Bank of America, N.A. were $37.4 billion and $3.8 billion as of December 31, 2009 and 2008, respectively. The total advance balance at December 31, 2009 includes the assumption of Countrywide’s advances by Bank of America, N.A. Total deposits held in the name of Bank of America, N.A. were $100 thousand as of December 31, 2009 and 2008. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the years ended December 31, 2009 and 2008.

Note 20—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with Other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2009 and 2008. Interest income on loans to other FHLBanks totaled $2 thousand, $77 thousand and $60 thousand for the years ended December 31, 2009, 2008 and 2007, respectively. During these same periods, interest expense on borrowings from other FHLBanks totaled $5 thousand, $136 thousand and $48 thousand, respectively.

The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Investing activities:
Loans made to other FHLBanks	$(398,000)	$(1,281,000)	$(427,000)
Principal collected on loans to other FHLBanks	398,000	1,281,000	427,000

Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$1,705,506	$1,693,013	$352,015
Payments of short-term borrowings from other FHLBanks	(1,705,506)	(1,693,013)	(352,015)

Net change in borrowings from other FHLBanks	$—	$—	$—

Investments in Other FHLBank Consolidated Obligation Bonds. The Bank’s trading investment securities portfolio includes consolidated obligation bonds for which other FHLBanks are the primary obligors. The balances of these investments are presented in Note 4. All of these consolidated obligation bonds were purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments (see Note 1). Interest income earned on these consolidated obligation bonds on which another FHLBank is the primary obligor totaled $11.1 million, $19.0 million and $17.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Assumption of Other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. During the years ended December 31, 2009, 2008 and 2007, the par value of the consolidated obligation bonds transferred to the Bank were $480.0 million, $585.0 million and $0, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program. These fees totaled $951.7 thousand, $1.1 million, and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2009, the Bank’s outstanding balance related to these MPF Program assets was $3.3 million.

Note 21—Subsequent Events

On March 20, 2010, Wachovia Bank, National Association (“Wachovia”) merged with and into Wells Fargo Bank, National Association, a nonmember. Upon the merger, Wachovia’s membership automatically terminated under the Bank’s Capital Plan, and the Bank reclassified $273.9 million in capital stock held by Wachovia from capital to mandatorily redeemable capital stock upon termination of its membership with the Bank.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

Supplementary financial information for each quarter in the years ended December 31, 2009 and 2008 is included in the following tables (in thousands).

2009	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$388,618	$430,706	$634,978	$817,315
Interest expense	226,632	328,056	531,015	781,593

Net interest income	161,986	102,650	103,963	35,722
Provision for credit losses on mortgage loans	—	230	—	21

Net interest income after provision for credit losses	161,986	102,420	103,963	35,701
Total other income (loss)	(23,720)	(57,714)	186,065	(10,045)
Non-interest expense	56,056	33,606	98,350	27,160

Net income (loss)	$82,210	$11,100	$191,678	$(1,504)

2008	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$1,578,720	$1,549,113	$1,544,807	$1,960,547
Interest expense	1,418,892	1,311,252	1,304,184	1,752,831

Net interest income	159,828	237,861	240,623	207,716
(Reversal) provision for credit losses on mortgage loans	(5)	(135)	(5)	155

Net interest income after (reversal) provision for credit losses	159,833	237,996	240,628	207,561
Total other income (loss)	(26,190)	(101,163)	(64,722)	(21,920)
Non-interest expense	59,067	182,939	67,236	69,000

Net income (loss)	$74,576	$(46,106)	$108,670	$116,641

Investment Portfolio

Supplementary financial information on the Bank’s investment securities is included in the tables below (dollar amounts in thousands):

Trading Securities

	As of December 31,
	2009	2008	2007
Government-sponsored enterprises debt obligations	$3,470,402	$4,171,725	$4,283,519
Other FHLBanks’ bonds	71,910	300,135	284,542
State or local housing agency obligations	10,435	14,069	59,484

Total	$3,552,747	$4,485,929	$4,627,545

	Book Value	Weighted-average Yield (%)
Trading securities yield characteristics as of December 31, 2009 Government-sponsored enterprises debt obligations
Within one year	$200,583	3.69
After one but within five years	2,036,051	4.14
After five but within 10 years	1,233,768	4.42

	$3,470,402	4.20

Other FHLBanks’ bonds
After five but within 10 years	$71,910	15.17

	$71,910	15.17

State or local housing agency obligations
After five but within 10 years	$10,435	6.66

	$10,435	6.66

Available-for-sale Securities

	As of December 31,
	2009	2008	2007
Mortgage-backed securities	$2,256,065	$—	$—

Total	$2,256,065	$—	$—

	Book Value	Weighted-average Yield (%)
Available-for-sale securities yield characteristics as of December 31, 2009
Mortgage-backed securities
After 10 years	$2,256,065	5.57

	$2,256,065	5.57

Held-to-maturity Securities

	As of December 31,
	2009	2008	2007
Certificates of deposit	$300,000	$—	$800,000
State or local housing agency obligations	115,400	101,105	117,988
Mortgage-backed securities	16,669,651	23,017,018	21,142,529

Total	$17,085,051	$23,118,123	$22,060,517

	Book Value	Weighted-average Yield (%)
Held-to-maturity securities yield characteristics as of December 31, 2009 Certificates of deposit
Within one year	$300,000	0.18
State or local housing agency obligations
Within one year	2,295	4.55
After one but within five years	96,130	3.26
After 10 years	16,975	6.78

	$115,400	3.80

Mortgage-backed securities
After five but within 10 years	$3,099,148	4.70
After 10 years	13,570,503	4.78

	$16,669,651	4.76

As of December 31, 2009, the Bank held securities of the following issuers with a book value greater than 10 percent of Bank capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in thousands):

	As of December 31, 2009
Name of Issuer:	Total Book Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$4,641,008	$4,408,160
Wells Fargo & Company, San Francisco, CA	2,958,824	2,702,426
JPMorgan Chase & Co., New York, NY	2,176,314	1,920,224

Loan Portfolio

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest were as follows (in thousands):

	As of December 31,
	2009	2008	2007	2006	2005
Domestic:
Advances	$114,580,012	$165,855,546	$142,867,373	$101,476,335	$101,264,208

Real estate mortgages (1)	$2,523,397	$3,251,930	$3,527,428	$3,004,173	$2,860,539

Non-accrual real estate mortgages	$56,138	$14,352	$2,904	$1,640	$1,676

Real estate mortgages past due 90 days or more and still accruing interest (2)	$27,717	$13,704	$2,382	$1,278	$916

Interest contractually due during the year	$3,607

Interest actually received during the year	$1,249

(1)	Amounts include Affordable Multifamily Participation Program loans classified as substandard.
(2)	Only government loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The allowance for credit losses on real estate mortgage loans was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Domestic:
Balance, beginning of year	$856	$846	$774	$557	$671
Charge-offs	—	—	—	—	(131)
Provisions for credit losses	251	10	72	217	17

Balance, end of year	$1,107	$856	$846	$774	$557

The ratio of charge-offs to average loans outstanding was less than one basis point for the year ended December 31, 2005 and zero for the years ended December 31, 2006 through 2009.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollar amount in thousands):

	As of December 31,
	2009		2008		2007		2006		2005
	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)
Single-family residential mortgages	$—	99	$—	99	$—	99	$—	99	$84	99
Multifamily residential mortgages	1,107	1	856	1	846	1	774	1	473	1

Total	$1,107	100	$856	100	$846	100	$774	100	$557	100

(1)	Amount allocated for credit losses on mortgage loans.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Combined mortgage loan delinquency data for all conventional and government insured/guaranteed loans in which the Bank has an ownership interest was as follows (dollar amount in thousands):

	As of December 31,
	2009		2008		2007		2006		2005
	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)	UPB (1)	% of Total Loans (2)
Delinquency >30 days and <60 days	$61,387	2.43	$65,360	2.01	$34,531	0.98	$22,742	0.76	$12,578	0.44
Delinquency >60 days and <90 days	26,748	1.06	20,640	0.63	7,258	0.21	2,740	0.09	1,979	0.07

(1)	Unpaid principal balance.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table provides information regarding the Bank’s discount notes (dollar amount in thousands):

	As of December 31,
	2009	2008	2007
Discount notes:
Outstanding at the end of the year	$17,127,295	$55,194,777	$28,347,939
Weighted average rate at the end of the year	0.38%	1.73%	4.23%
Daily average outstanding for the year	$38,171,987	$38,467,954	$13,645,922
Weighted average rate for the year	0.68%	2.57%	4.92%
Highest outstanding at any month-end	$57,247,704	$61,218,227	$30,657,457

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2009, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Annual Report on Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Bank’s management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2009, the Bank’s management has evaluated the effectiveness of the Bank’s internal control over financial reporting. Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
Richard A. Dorfman	64	President and Chief Executive Officer
Cathy C. Adams	50	Executive Vice President and Chief Administrative Officer
Steven J. Goldstein	58	Executive Vice President and Chief Financial Officer
Kirk R. Malmberg	49	Executive Vice President and Chief Credit Officer
W. Wesley McMullan	46	Executive Vice President and Director of Financial Management
Jill Spencer	57	Executive Vice President and General Counsel, Chief Strategy Officer, and Corporate Secretary

Richard A. Dorfman was appointed president and chief executive officer in June 2007. From 2005-2007, he served as an independent consultant, providing strategic and operational consulting and advisory work to several organizations, including certain other Federal Home Loan Banks and the Federal Home Loan Bank Systems Office of Finance. Prior to that time, he was the Managing Director and Head of U.S. Agencies and Mortgages at ABN Amro, Inc. from 1997 until 2005. He held a succession of senior positions in the mortgage and GSE businesses as a managing director of Lehman Brothers from 1983 to 1997, and was president of Columbia Group Advisors from 1981 to 1983. He earned a J.D. from Syracuse University and a B.A. in European history from Hofstra University.

Cathy C. Adams joined the Bank in 1986 and was appointed executive vice president and chief administrative officer in August 2008. Prior to that time, Ms. Adams served as senior vice president of staff services since January 2004. She is responsible for overseeing all Bank programs related to information technology, human resources, and administrative services. She earned an M.B.A. in management from Georgia State University and a B.A. in business administration from Tift College.

Steven J. Goldstein was appointed executive vice president and chief financial officer in August 2007, after having served in an interim position since April 2007. Prior to joining the Bank, he served as senior vice president and chief financial officer for the U.S. and international businesses of Royal Bank of Canada from 2004 to 2006, responsible for the financial management and reporting of four major U.S. and international businesses. From 2001 to 2004, he held several executive management positions with the Royal Bank of Canada, and was chief financial officer at Centura Banks, Inc. from 1997 to 2001. He earned a Ph.D. in finance, an M.B.A., and a B.B.A., each from the University of Georgia.

Kirk R. Malmberg was appointed executive vice president and chief credit officer in December 2007. Prior to that time, he served as senior vice president responsible for the Bank’s mortgage programs since December 2003. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

W. Wesley McMullan is executive vice president and director of financial management, a position he has held since 2004. Mr. McMullan has responsibility for sales, MPP sales, asset-liability management, liquidity management, other mission-related investments, customer systems and operations, and member education. Mr. McMullan joined the Bank as a credit analyst in 1988 and later earned promotions to assistant vice president in 1993, vice president in 1995, group vice president in 1998, and senior vice president in 2001. He is a chartered financial analyst and earned a B.S. in finance from Clemson University.

Jill Spencer was appointed executive vice president and general counsel and chief strategy officer in August 2008, and has served as corporate secretary since January 2007. Prior to her most recent appointment, Ms. Spencer served as executive vice president and chief operating officer of the Bank beginning in January 2004. She joined the Bank in November 2002 as executive vice president, general counsel, and corporate secretary. Ms. Spencer oversees corporate communications, government relations, legal, and strategic planning. Before joining the Bank, Ms. Spencer practiced law at a private law firm from 1998 to 2002. She held various positions at FHLBank San Francisco from 1979 to 1997, serving as senior vice president and general counsel in her last eight years there. Ms. Spencer earned a J.D. from Southern Methodist University School of Law and a B.A. from the University of Texas at Austin.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2010, the Director has designated 16 directorships for the Bank, nine of which are member directorships and seven of which are independent directorships. All individuals serving as Bank directors must be United States citizens. At least a majority of the directors must be member directors and not fewer than 2/5 must be independent directors.

Finance Agency regulations require that a member directorship may be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator and that is a member as of the record date. The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process; however, the Bank may not exclude a nominee from the election ballot on the basis of those qualifications so identified. For the 2009 elections, the board of directors did not conduct such an annual assessment. The board of directors has determined that all member directors meet the regulatory eligibility requirements.

Finance Agency regulations require that an independent directorship may be held only by an individual who is a bona fide resident of the Bank’s district, who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank, and who is not an officer of any FHLBank. Finance Agency regulations further require that a public interest independent director must have more than four years experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. An independent director other than a public interest director must have either four years experience representing consumer or community interests in the foregoing areas or have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

The board of directors has determined that all member directors meet the regulatory eligibility requirements and, based on the specific experience, qualifications, attributes or skills described in the biographical paragraphs provided below, that each independent director is qualified to serve as an independent director for the Bank.

The following table sets forth information regarding each of the Bank’s directors as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Term as Director
John M. Bond, Jr. (1)	66	2005	12-31-2010
W. Russell Carothers, II (1)	68	2002	12-31-2013
William F. Easterlin, III (1)	54	2008	12-31-2010
F. Gary Garczynski (2)(3)	63	2007	12-31-2012
Donna Goodrich (1)	47	2008	12-31-2012
William C. Handorf (2)	65	2007	12-31-2011
Linwood Parker Harrell, Jr. (2)	72	2008	12-31-2010
Scott C. Harvard (1)	55	2003	12-31-2012
J. Thomas Johnson (1)	63	2004	12-31-2011
Jonathan Kislak (2)	61	2008	12-31-2010
LaSalle D. Leffall, III (2)	47	2007	12-31-2012
Miriam Lopez (1)	59	2008	12-31-2010
Henry Gary Pannell (2)(3)	72	2008	12-31-2010
Robert L. Strickland (2)(3)	58	2007	12-31-2013
Thomas H. Webber, III (1)	68	2007	12-31-2013
Edward J. Woodard, Jr. (1)	67	2009	12-31-2011

(1)	Member Director
(2)	Independent Director
(3)	Public Interest Director

Chairman of the board

Scott C. Harvard has served as vice president of Virginia Savings Bank, F.S.B. since June 2009. Previously, he served as president and chief executive officer and as a director of Shore Bank from 1985 to June 2009. He served as president and chief executive officer of its parent, Shore Financial Corporation, from 1997 to 2008. Mr. Harvard served as a director and an executive vice president of Hampton Roads Bankshares from June 2008 to June 2009. Mr. Harvard has served as chairman of the board of the Bank since 2007. Mr. Harvard has expertise in community banking and corporate governance.

Vice chairman of the board

J. Thomas Johnson is chief executive officer of Citizens Building and Loan Association, a position he has held since May 2009. Mr. Johnson is vice chairman of the board of First Community Bank, a position he has held since October 2004. From 1984 to 2004, Mr. Johnson was chief executive officer of Newberry Federal Savings Bank, and was chairman of the board of its holding company, Dutch Fork Bancshares, Inc., from its inception in 2000 until its acquisition by First Community Corporation in 2004. Mr. Johnson had been with Newberry Federal Savings Bank since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and has served on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations. Mr. Johnson has served as vice chairman of the board of the Bank since 2008. Mr. Johnson has expertise in residential, commercial, and community development finance.

John M. Bond, Jr. is a director of The Columbia Bank, a wholly-owned affiliate of Fulton Financial Corporation, a publicly-traded company. He has served on the board of directors of The Columbia Bank since 1988 and served as chairman of the board from 2004 to 2009. Mr. Bond served as chief executive officer of The Columbia Bank from 1988 until his retirement in December 2006. From May 2004 until February 2006 when it was acquired by

Fulton Financial, Mr. Bond served as chairman and chief executive of Columbia Bancorp, a publicly-traded company and the holding company of The Columbia Bank. From 1987 to May 2004, Mr. Bond served as president, chief executive officer, and director of Columbia Bancorp. He also has served as a director of Fulton Financial Corporation, a publicly-traded financial holding company, since March 2006. Mr. Bond has expertise in commercial banking, credit, finance, and accounting.

W. Russell Carothers, II is chairman and chief executive officer of The Citizens Bank of Winfield, Alabama, a position he has held for the past 20 years. He joined The Citizens Bank in 1963 and served as its president for 30 years. Mr. Carothers has expertise in general banking, finance, accounting, auditing, and community development.

William F. Easterlin, III has served as the president of The Queensborough Company and its wholly owned subsidiary, the Queensborough National Bank & Trust Company, since 1995. He has served on the board of directors of Queensborough National Bank & Trust Company and its predecessor, the First National Bank & Trust, since 1984, and on the board of The Queensborough Company since its inception in 1985. Mr. Easterlin has expertise in financial management of community banks and community economic development.

F. Gary Garczynski is the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, a position he has held since 1997. Mr. Garczynski has served as chairman of the National Housing Endowment since 2004 and previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builder Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski has expertise in community development, planning and zoning, business development and business organization.

Donna C. Goodrich has served as senior executive vice president of Branch Banking & Trust Company (“BB&T”) since 2007. She also has served as deposit services manager of BB&T since 2004. Ms. Goodrich joined BB&T in 1985, and has held the positions of retail services officer, financial center manager, mergers and acquisition analyst, asset/liability management specialist, and deposit and corporate funding manager. She is a member of the Senior Leadership Team and serves on several committees, including the Market Risk and Liquidity Committee. Ms. Goodrich also serves as senior executive vice president of BB&T Corporation, the holding company of BB&T, a position she has held since 2007. She has expertise in asset/liability management and finance.

William C. Handorf, Ph.D., has served as a professor of finance and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore Branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBank Systems Office of Finance. Mr. Handorf has expertise in financial markets, banking, real estate investment, accounting, and derivatives.

Linwood Parker Harrell, Jr. served as the chairman of the FHLBank Systems Office of Finance from 2003 to 2007. Prior to his retirement from Korn Ferry International, a publicly-traded company listed on the NYSE, in March 2007, Mr. Harrell held several executive positions, including chief operating officer, Korn Ferry North America and Korn Ferry Europe, and managing director of global financial services.

Jonathan Kislak has served as principal of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. Mr. Kislak has expertise in economics and finance.

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation’s largest non profit owners of affordable multifamily housing, and served as president, chief operating officer, and chief financial officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse First Boston in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. He is a member of the Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington DC. Mr. Leffall has expertise in finance, law, affordable multifamily housing, and accounting.

Miriam Lopez has served as chief executive officer of TransAtlantic Bank in Miami, Florida for 24 years and has served as TransAtlantic’s chairman of the board from 2003 to 2007. She is a former president of the Florida Bankers Association and serves on the American Bankers Association’s Government Relations Council and Executive Committee. Ms. Lopez has expertise in accounting and finance.

Henry Gary Pannell has been a member with the law firm Jones, Walker, Waechter, Poitevent, Carrere, & Denegre, LLP, since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell has expertise in federal banking law, corporate governance, bank accounting and community development.

Robert L. Strickland is the executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland also serves as a member of the National Association of Home Builders Mortgage Roundtable and is a board member of the Alabama MultiFamily Loan Consortium. From 1999 to 2004, Mr. Strickland served as a member of Fannie Mae’s National Advisory Council. Mr. Strickland has expertise in affordable housing finance.

Thomas H. Webber, III serves as vice president corporate finance and risk management for IDB-IIC Federal Credit Union, having served as vice president since 1999. Mr. Webber previously served on the boards of industry as well as civic organizations in the Nashville, Tennessee community. Mr. Webber has 39 years of banking and investment management experience. He has expertise in economics, mathematics, economic development, and labor relations.

Edward J. Woodard, Jr. has served as chairman, president and CEO of the Bank of the Commonwealth in Norfolk, Virginia and its publicly-traded bank holding company, Commonwealth Bankshares, Inc., since 1973. He has been active in both the American Bankers Association and the Virginia Bankers Association since 1972. Mr. Woodard has expertise in community reinvestment, community development, commercial lending and business administration.

Nominating Procedures

Effective November 6, 2009, the Finance Agency adopted a final rule on the eligibility and election of FHLBank directors. The final rule implements substantially unchanged the nominating procedures established by an interim final rule issued by the Finance Agency on September 26, 2008. As required by the final rule, the Bank amended its bylaws effective January 28, 2010 to (1) provide for the number and type of directorships consistent with the FHLBank Act and Finance Agency regulations; (2) establish that at least two of the Bank’s independent directorships shall qualify as public interest directors; (3) specify procedures regarding the nomination and election of independent directors, including consultation with the Bank’s Affordable Housing Advisory Council on the nomination of independent directors; and (4) include factors that the board of directors may consider in making independent director nominations.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the governance section of the Bank’s Internet website at http://www.fhlbatl.com. Any amendments to, or waivers under, the Bank’s Code of Conduct that are required to be disclosed pursuant to the SEC’s rules will be disclosed on the Bank’s website.

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

As of the date of this Report, the Bank has 16 directors, nine of whom are member directors and seven of whom are independent directors. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, the Bank’s directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is an officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Agency Regulations regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 25, 2010, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 25, 2010, Messrs. Garczynski, Handorf, Harrell, Kislak, Leffall, and Pannell, each an independent director, were independent.

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

Audit Committee

The board has a standing Audit Committee, composed of Messrs. Bond, Carothers, Handorf, Harvard, Johnson, Kislak and Pannell. For the reasons noted above, the board determined that, as of March 25, 2010, none of the member directors on the Bank’s Audit Committee was independent under the NYSE standards for audit committee members. The board determined that, as of March 25, 2010, each of Messrs. Handorf, Kislak and Pannell, each of whom is an independent director that currently serves on the Audit Committee, was independent under the NYSE independence standards for audit committee members. The board also determined that each of directors Handorf, Kislak and Pannell is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 25, 2010, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

Board Leadership Structure and Risk Oversight

The directors are nominated and elected in accordance with applicable law and Finance Agency regulations. As required by applicable law, the chairman and vice chairman of the board are elected by a majority of all the directors of the Bank from among the directors of the Bank for two year terms, and the president and chief executive officer of the Bank may not serve as either the chairman or vice chairman of the board.

The board of directors establishes the Bank’s risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting a risk management policy. The board reviews the risk management policy at least annually, approves any amendments to it as appropriate, and re-adopts it at least every three years. The board works with management to align the Bank’s strategic activities and objectives within the parameters of the risk management policy. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

•

Audit Committee oversees the Bank’s financial reporting process, system of internal control, audit process, policies and procedures for assessing and monitoring implementation of the strategic plan and the Bank’s process for monitoring compliance with laws and regulations.

•

Credit and Member Services Committee oversees the Bank’s credit and collateral policies and related programs, services, products and documentation, and the Bank’s credit and collateral risk management program, strategies, and activities.

•	Enterprise Risk and Operations Committee oversees the Bank’s enterprise risk management functions, operations, public affairs, information technology, and other related matters.

•	Executive Committee exercises most of the powers of the board in the management and direction of the affairs of the Bank during the intervals between board meetings.

•

Finance Committee oversees matters affecting the Bank’s financial performance, capital management and other related matters, including the Bank’s market and liquidity risk management program, strategies and activities.

•	Governance and Compensation Committee oversees the Bank’s governance practices, compensation and benefits programs and other related matters.

•

Housing and Community Investment Committee oversees the Bank’s housing and community investment policies, programs, and other relevant matters, including any other Bank products, services, and programs that may provide grants, subsidies, or other forms of assistance to support affordable housing and community economic development for low- and moderate-income individuals and communities.

The Bank’s internal management is overseen by the president and delegated to other senior managers and internal management committees. The Bank has determined that this leadership structure is the most effective means of actively engaging the board of directors in risk management oversight while utilizing Bank management to implement and maintain sound risk management practices.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2009 compensation program for its CEO, Chief Financial Officer, and three other most highly-compensated executive officers in 2009. These executive officers are collectively referred to as the Bank’s “named executive officers.”

In 2009 the Bank’s named executive officers were as follows:

Richard A. Dorfman	President and Chief Executive Officer
Steven J. Goldstein	Executive Vice President and Chief Financial Officer
Jill Spencer	Executive Vice President and General Counsel, Chief Strategy Officer and Corporate Secretary
W. Wesley McMullan	Executive Vice President and Director of Financial Management
Kirk R. Malmberg	Executive Vice President and Chief Credit Officer

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and member value. The Bank’s compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives’ incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank’s incentive compensation plans contain overall Bank performance thresholds that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The short-term incentive compensation program contains qualitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

Elements of Compensation

To achieve the goals described above, the Bank compensates its executive officers with a combination of base salary, short-term incentive compensation and benefits. In the past, the Bank also has compensated its executive officers with long-term incentive compensation; however, the long-term incentive compensation plan currently is under review by the board of directors. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as defined benefit pension plans, to motivate long-term performance and encourage retention. Additionally, because the Bank generally is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design.

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

Long-term incentive compensation: In the past, the Bank has provided a long-term cash award opportunity (the “Long-term ICP”) based on performance over successive three-year performance periods. The Long-term ICP is designed to promote consistently high corporate performance on a long-term basis; provide a competitive reward structure for the participants; promote participants’ loyalty and dedication to the Bank and its objectives; and enhance the retention of key senior executive officers.

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

The CEO reviews and recommends to the board the base salary of the officers that report directly to him. The CEO also determines the base salary of all Bank officers at the First Vice President level and above (other than the chief audit officer), within an overall budget approved by the board of directors.

Use of compensation consultant: The Governance and Compensation Committee of the board of directors independently selected and engaged Towers Perrin to provide assistance in evaluating the Bank’s executive compensation programs for 2009. Towers Perrin reports directly to the committee. In 2009, the Bank engaged Watson Wyatt to provide actuarial services. In January 2010, Towers Perrin and Watson Wyatt merged, and the surviving entity Towers Watson continues to offer both executive compensation services and actuarial services to its clients. The amount of fees paid by the Bank to Watson Wyatt for actuarial services in 2009 did not exceed $120,000 and the Bank does not expect to pay more than $120,000 to Towers Watson in fees for actuarial services in 2010.

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

Federal Housing Finance Agency: Pursuant to the Housing Act, the Director of the Finance Agency is required to prohibit the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses. Pursuant to this authority, on October 1, 2008, the Acting Deputy Director-Federal Home Loan Bank Supervision directed the FHLBanks to report to him all compensation actions relating to the five most highly compensated officers, including compensation plans of general applicability to those officers, at least four weeks in advance of any planned board decision with respect to those actions. On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, which establishes five principles for executive compensation by the FHLBanks and the Office of Finance: (1) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions; (2) executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock; (3) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators; (4) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon the FHLBank’s financial performance over several years; and (5) the FHLBank’s board of directors should promote accountability and transparency in the process of setting compensation. In addition, under the new capital classifications rules issued by the Finance Agency on January 30, 2009, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

Compensation Decisions in 2009

Overview

The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers’ performance in 2009 were:

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

7.	The Bank’s 2009 financial results.

On October 29, 2009, after a review of the Bank’s performance for the first three quarters of 2009, the board of directors exercised its overall discretion to modify incentive compensation awards and determined that any awards that otherwise may be available to the Bank’s named executive officers pursuant to the short-term incentive compensation plan metrics and goals for calendar year 2009 would be reduced by 50 percent. This determination also applied to all other Bank employees under a similar short-term incentive compensation plan for non-executive officers.

Base Salary

Upon his annual review in 2009, Mr. Dorfman’s salary was not changed and remained at $775,000. In determining the base salary for Mr. Dorfman, the board considered data developed by Towers Perrin noting total cash compensation provided at FHLBanks of similar size and complexity and at commercial financial institutions with assets between $40 billion and $237 billion. These commercial financial institutions were:

•	BB&T Corporation

•	Compass Bancshares, Inc.

•	Countrywide Financial Corporation

•	Fifth Third Bancorp

•	Harris Bank

•	Huntington Bancshares, Inc.

•	HSBC North America Holdings Inc.

•	PNC Financial Services Group, Inc.

•	Regions Financial Corporation

•	SunTrust Banks, Inc.

•	TD Banknorth

•	U.S. Bancorp

Mr. Dorfman’s salary remains at a competitive level among the presidents of the FHLBanks but below the average base salary for the presidents of the commercial financial institutions listed above.

In determining the 2009 base salaries for Mr. McMullan, Mr. Malmberg, and Ms. Spencer, and the 2009 base fee for Mr. Goldstein, the board considered comparative compensation data provided by Towers Perrin that reflected market pay rates for similar positions at commercial financial institutions with assets between $40 billion and $237 billion. The board reviewed estimated market values for each position that included data from the 25th, median and 75th percentiles for base pay, bonus pay, and total cash compensation. Following the review, the board opted to maintain the existing salaries of Mr. McMullan, Mr. Malmberg, and Ms. Spencer, and the base fee for Mr. Goldstein, during 2009.

Mr. Goldstein’s base fee remains at a level consistent with the salaries of other internal executives and with his scope of responsibility and the risk associated with the areas under his scope of responsibility. The board also took into consideration that Mr. Goldstein would not participate in the Bank’s benefits programs based on the structure of his Services Agreement with the Bank, which is discussed below under “Employment Arrangements and Severance Benefits.”

Short-term Incentive Compensation

The 2009 award opportunities, as established by the board on May 28, 2009, under the Bank’s Executive Incentive Compensation Plan (the “Short-term ICP”), expressed as a percentage of base pay earnings during the year, were as follows:

	Threshold	Target	Maximum
CEO	30%	45%	65%
Executive Vice President	20%	35%	45%

These percentages are the same as those the Bank historically has used for these officer designations. For 2009, the board established four incentive goals under the Short-term ICP, which correlate to the performance priorities reflected in the Bank’s strategic plan. The board used two quantitative corporate performance goals and two qualitative performance goals related to executive management performance. The board of directors establishes threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2009.

CEO

	Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
Advances Penetration	20.00%	6.00%	9.00%	13.00%
ROE Spread to LIBOR	40.00%	12.00%	18.00%	26.00%
Board of Directors Discretionary	20.00%	6.00%	9.00%	13.00%
Individual Performance	20.00%	6.00%	9.00%	13.00%

TOTAL	100.00%	30.00%	45.00%	65.00%

Executive Vice President

	Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
Advances Penetration	20.00%	4.00%	7.00%	9.00%
ROE Spread to LIBOR	40.00%	8.00%	14.00%	18.00%
Board of Directors Discretionary	20.00%	4.00%	7.00%	9.00%
Individual Performance	20.00%	4.00%	7.00%	9.00%

TOTAL	100.00%	20.00%	35.00%	45.00%

The return on equity performance measure is the return on equity amount in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. At December 31, 2009, the performance goals were 4.44 percent (threshold), 4.94 percent (target), and 5.44 percent (maximum).

The advances penetration performance measure, relating to conversion of non-borrowing members to borrowers, reflects the role of advances as the Bank’s primary product and the primary driver of net income. This performance objective was measured by determining an initial universe of non-borrowers as of December 31, 2008 and a final universe of eligible non-borrowers as of December 31, 2009. Only new members joining the Bank prior to July 1, 2009 were added to the initial universe of non-borrowers, and members may be removed from the initial universe due to mergers, withdrawals from membership and requests for membership withdrawals. Any eligible non-borrowing member who takes down an advance during 2009 was counted under this goal. The advances conversion performance targets for 2009 were 15 percent conversion (threshold), 18 percent conversion (target), and 21 percent conversion (maximum).

In 2009 the Bank’s ROE spread to three-month LIBOR fell below the threshold for eligibility for an award with respect to that goal, while the advances penetration resulted in the eligibility of each named executive officer to receive the maximum award with respect to that goal.

The board also established two compensation plan modifiers for the 2009 ICP. The board may increase overall incentive awards by up to 25 percent or reduce overall incentive awards by as much as 50 percent based on the Bank’s return on equity and return on asset performance as compared with similar results generated by the 11 other FHLBanks. The board also may increase overall incentive awards by up to 25 percent or reduce overall incentive awards by as much as 50 percent based on the board’s assessment of management’s risk management and compliance efforts and results.

On October 29, 2009, after a review of the Bank’s performance for the first three quarters of 2009, the board of directors exercised its overall discretion to modify incentive compensation plans and determined that any awards that otherwise may be available to the Bank’s named executive officers pursuant to the ICP metrics and goals for calendar year 2009 would be reduced by 50 percent.

For the board of directors’ discretionary goal, the board considered performance in the areas of risk management, regulatory, and compliance matters and granted an award at the midpoint between target and maximum to each of the Bank’s named executive officers.

The board considered the CEO’s individual performance during 2009, including risk management, regulatory and compliance matters, and awarded nine percent, the target level, for this goal.

For the individual performance goal, the CEO considered the performance of his direct reports against 2009 individual goals, which included, as applicable, implementation of new collateral and advances systems, effective governance practices, enhanced collateral risk management strategies, effective succession planning, and expanded communications and board reporting practices. After considering the performance of his direct reports against these 2009 individual goals, the CEO recommended a maximum award for each officer reporting to the CEO.

The following table provides the award level associated with each performance goal and total award amounts for each named executive officer.

	2009 Short-term Incentive Compensation Plan Awards
Name	Advances Penetration (%)	ROE Spread to LIBOR (%)	Board of Directors Discretionary (%)	Individual Performance (%)	Total Award (% of Base Salary)	Overall Award Level	Total Calculated Award ($)	Actual Award After 50% Reduction ($)
Richard A. Dorfman	13	—	11	9	33	Between Threshold and Target	255,750	127,875
Steven J. Goldstein	9	—	8	9	26	Between Threshold and Target	102,440	51,220
Jill Spencer	9	—	8	9	26	Between Threshold and Target	120,250	60,125
W. Wesley McMullan	9	—	8	9	26	Between Threshold and Target	121,160	60,580
Kirk R. Malmberg	9	—	8	9	26	Between Threshold and Target	100,100	50,050

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

In 2009 the board approved award accruals for the year 2008 of the 2007-2009 and 2008-2010 performance periods under the Long-term ICP. Target award opportunities under the 2007-2009 and 2008-2010 Long-term ICP performance periods range from 25 to 30 percent of each officer’s base salary or fee. These award opportunities are based on similar programs offered at comparable FHLBanks, mortgage banks, and commercial banks. The board has not taken any action with respect to goals and award opportunities for a 2009-2011 performance period under the Long-term ICP, pending the board’s review of the Long-term ICP structure. Further, the board has deferred any determination of award accruals for the year 2009 of the 2007-2009 and 2008-2010 Long-term ICP performance periods until the completion of such review.

In the 2007-2009 and 2008-2010 Long-term ICP performance periods, the board adopted the same performance measures and targets for each year in the performance period as those included under the respective Short-term ICP for the same year. The use of the same performance measures and targets for both the Short-term ICP and the Long-term ICP is intended to motivate consistently high corporate performance year after year.

In January 2009, the board approved distribution of accrued awards for the 2007-2009 performance period as shown in the following table.

Name	Long-term Incentive Compensation Plan 2007 - 2009 Performance Period Awards
	2007	2008	2009	Total
Richard A. Dorfman	55,419	63,000	—	118,419
Steven J. Goldstein	22,493	30,609	—	53,102
Jill Spencer	50,000	32,220	—	82,220
W. Wesley McMullan	49,375	31,817	—	81,192
Kirk R. Malmberg	26,190	21,096	—	47,286

The amount of long-term incentive compensation received by each of the named executive officers under the plan, as shown in the preceding table, is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below.

The board has the right to revise, modify, or terminate the Long-term ICP in whole or in part at any time or for any reason, and the right to modify any recommended award amount (including the determination of a lesser award or no award), for any reason, without the consent of any participant. To date, no such modification has occurred, although the board currently is evaluating the continuation of the Long-Term ICP beginning in 2010.

Participation in the Long-term ICP is limited to the CEO and executive and senior vice presidents. Long-term ICP awards do not increase the value of benefits delivered under the Bank’s retirement, welfare, or insurance plans.

Retirement Benefits

The named executive officers are eligible to participate in both tax-qualified and non-tax-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled “Executive Compensation—Retirement Benefits—Pension Benefits” and “—Deferred Compensation.”

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

The Bank offers its named executive officers a limited number of perquisites, including an annual physical examination, guest travel to certain business functions, and business club memberships. For Mr. Dorfman, the Bank provides personal use of an automobile. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

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

Mr. Dorfman. The Bank entered into an Employment Agreement with Mr. Dorfman in connection with his appointment as President and Chief Executive Officer (the “Dorfman Agreement”). Under the Dorfman Agreement, Mr. Dorfman’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. Dorfman with or without “good reason,” as defined in the Dorfman Agreement. Unless earlier terminated by either party as provided therein, the Dorfman Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The Dorfman Agreement established Mr. Dorfman’s 2007 base salary at $700,000 per year, which amount may be increased from year to year by the Bank’s board of directors. The board did not increase Mr. Dorfman’s base salary in 2009 from his 2008 base salary of $775,000. Pursuant to the Dorfman Agreement, the Bank provides personal use of a Bank-leased automobile for which aggregate payments by the Bank shall not exceed $65,000 during each three-year period of employment. Mr. Dorfman is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank.

The Bank has a formal severance arrangement with Mr. Dorfman, which is discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. Dorfman.

Mr. Goldstein. The Bank entered into an Amended and Restated Services Agreement with SJG Financial Consultants, LLC, a limited liability company of which Mr. Goldstein is the sole member, in connection with Mr. Goldstein’s appointment as chief financial officer of the Bank in 2007, and amended it during 2008 (the “Goldstein Agreement”). Pursuant to the Goldstein Agreement, the Bank paid an annual fee of $394,000 for Mr. Goldstein’s services in 2009. In addition, the Bank, in its discretion, also may pay an annual incentive fee in an amount up to the maximum annual incentive compensation award opportunity available to an executive vice president of the Bank under the Bank’s Short-term ICP and Long-term ICP. In 2009, Mr. Goldstein received the same percentage award as the Bank’s other executive vice presidents.

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

BOARD OF DIRECTORS

Scott C. Harvard, Chairman	J. Thomas Johnson, Vice Chairman
John M. Bond, Jr.	Jonathan Kislak
W. Russell Carothers, II	LaSalle D. Leffall, III
William F. Easterlin, III	Miriam Lopez
F. Gary Garczynski	Henry Gary Pannell
Donna C. Goodrich	Robert L. Strickland
William C. Handorf	Thomas H. Webber, III
Linwood Parker Harrell, Jr.	Edward J. Woodard, Jr.

Executive Compensation

Summary Compensation Table

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2009, 2008, and 2007. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2009 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Non-Equity Incentive Plan Compensation ($) (1) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (2) (f)	All Other Compensation ($) (3) (g)	Total ($) (h)
Richard A. Dorfman President and Chief Executive Officer	2009 2008 2007	775,000 737,500 371,538	148 700,148 148	246,294 276,563 —	140,000 54,000 —	73,115 81,001 184,779	1,234,557 1,849,212 556,465

Steven J. Goldstein Executive Vice President and Chief Financial Officer	2009 2008 2007	393,996 393,999 262,311	100 44,425 148	104,322 112,290 88,530	— — —	— — —	498,418 550,714 350,989

Jill Spencer Executive Vice President and General Counsel, Chief Strategy Officer and Corporate Secretary	2009 2008 2007	462,500 462,500 400,000	148 52,179 296	142,345 269,032 135,000	572,000 381,000 224,000	27,750 27,750 24,000	1,204,743 1,192,461 783,296

W. Wesley McMullan Executive Vice President and Director of Financial Management	2009 2008 2007	466,000 466,000 395,000	148 53,683 148	141,772 268,315 133,313	424,000 302,000 159,497	27,960 29,992 23,700	1,059,880 1,119,990 711,658

Kirk R. Malmberg Executive Vice President and Chief Credit Officer	2009 2008	385,000 370,417	148 2,679	97,336 179,078	256,000 143,000	23,100 22,225	761,584 717,399

Notes:

(1)	The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal year ended December 31, 2009 pursuant to awards under the annual Short-term ICP and, with respect to 2009, the awards earned for the period 2007-2009 under the Long-term ICP. Awards under the Long-term ICP are reported at the end of the performance period because the board retains discretion over the awards until that time. As discussed in the Compensation Discussion and Analysis, the 2009 non-equity incentive compensation awards are subject to a four week review period and receipt of non-objection by the Finance Agency.
(2)	The amounts in column (f) reflect the sum of the actuarial increase during each fiscal year in present value of the named executive officer’s aggregate pension benefits under the Bank’s Qualified and Excess Plans, computed using the assumptions described in footnote (1) to the 2009 Pension Benefits table. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(3)	The amounts in column (g) for 2009 consist of the following amounts:

	Matching contributions under the Bank’s qualified 401(k) Plan ($)	Matching contributions under the Bank’s non-qualified defined contribution benefit equalization plan ($)	Perquisites ($)
Richard A. Dorfman	14,700	31,800	26,615	*
Steven J. Goldstein	—	—	—
Jill Spencer	14,700	13,050	—
W. Wesley McMullan	14,700	13,260	—
Kirk R. Malmberg	14,700	8,400	—
*	The Bank provided reimbursement for home office, guest travel, and financial planning expenses. Mr. Dorfman also receives use of a Bank-leased vehicle. Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite was less than $25,000.

Awards of Incentive Compensation in 2009

2009 Grants of Plan-Based Awards

The following table provides information concerning each grant of an award to a named executive officer in 2009 under the Short-term ICP and the Long-term ICP.

Estimated Future Payments Under Non-Equity Incentive Plan Awards
Name (a)	Threshold ($) (b) (1) (2)	Target ($) (c) (1) (2)	Maximum ($) (d) (1) (2)
Richard A. Dorfman
Short-term ICP	232,500	348,750	503,750
Long-term ICP (2009-2011)	*	*	*

Steven J. Goldstein
Short-term ICP	78,800	137,900	177,300
Long-term ICP (2009-2011)	*	*	*

Jill Spencer
Short-term ICP	92,500	161,875	208,125
Long-term ICP (2009-2011)	*	*	*

W. Wesley McMullan
Short-term ICP	93,200	163,100	209,700
Long-term ICP (2009-2011)	*	*	*

Kirk R. Malmberg
Short-term ICP	77,000	134,750	173,250
Long-term ICP (2009-2011)	*	*	*

Notes:

(1)	Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s Short-term ICP for the fiscal year ended December 31, 2009. The actual amounts earned pursuant to the Short-term ICP during 2009 are reported under column (e) of the summary compensation table. For information on these awards, see “Compensation Discussion and Analysis.”
(2)	A determination of the 2009-2011 Long-term ICP period has been deferred pending the board’s review of the Long-term ICP structure.

Retirement Benefits

Pension Benefits

The following table provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (the “Qualified Plan”), and the Bank’s non-qualified excess benefit pension plan (the “Excess Plan”). The table shows the actuarial present value of accumulated benefits as of December 31, 2009, payable to each of the named executive officers, including the number of years of service credited to each named executive under each of the plans.

Qualified Plan

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

Ms. Spencer, Mr. McMullan, and Mr. Malmberg participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 15, 2010, Ms. Spencer, Mr. McMullan, and Mr. Malmberg had attained eligibility for immediate early retirement.

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

Excess Plan

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

Death Benefits

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

2009 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (1) (d)	Payments during last fiscal year ($) (e)
Richard A. Dorfman	Qualified Plan Excess Plan	1.5 1.5	60,000 134,000	— —

Steven J. Goldstein (2)	Qualified Plan Excess Plan	0 0	— —	— —

Jill Spencer (3)	Qualified Plan Excess Plan	23.3 23.3	599,000 1,643,000	— —

W. Wesley McMullan	Qualified Plan Excess Plan	21.8 21.8	539,000 925,000	— —

Kirk R. Malmberg (4)	Qualified Plan Excess Plan	12.8 12.8	345,000 344,000	— —

Notes:

(1)	The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2009, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 5.96 percent discount rate; 5.30 percent was used to calculate benefits under the Excess Plan. The 2000 RP Mortality Table (50% static mortality table for lump sums; 50% generational mortality table for annuities) was used for both plans. These are the same assumptions used for financial statement reporting purposes.
(2)	Mr. Goldstein is not a participant in the Qualified Plan or the Excess Plan.
(3)	In accordance with plan provisions, the years of credited service for Ms. Spencer include 16.16 years credited for prior service earned while employed by FHLBank San Francisco. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $1,100,000.
(4)	In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $108,000.

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

No named executive officer participated in the deferred compensation plan in 2009.

Named executive officers also are permitted to defer up to 40 percent of salary under the Bank’s qualified (401(k)) and non-qualified DC BEP plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his or her base salary.

The DC BEP, like the 401(k) plan, is self-directed and provides participants with 16 mutual fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DC BEP occur when a participant’s employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The amounts shown in the tables below include compensation earned and deferred in 2009, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2009 Nonqualified Deferred Compensation

Deferred Compensation Plan

Name (a)	($) (b)	Last Fiscal Year ($) (c)	(1) (d)	Distributions ($) (2) (e)	($) (f)
Richard A. Dorfman	—	—	—	—	—

Steven J. Goldstein	—	—	—	—	—

Jill Spencer	—	—	(4,049)	147,551	—

W. Wesley McMullan	—	—	(15,996)	190,919	—

Kirk R. Malmberg	—	—	—	—	—

Notes:

(1)	Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.
(2)	Amounts under column (e) previously were reported in the Summary Compensation Table for the fiscal year during which such amounts were deferred.

Defined Contribution Benefit Equalization Plan (DC BEP)

Name (a)	Executive Contributions in Last Fiscal Year ($) (b)	Bank Contributions in Last Fiscal Year ($) (c)	Aggregate Earnings in Last Fiscal Year ($) (1) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Richard A. Dorfman	24,500	31,800	25,657	—	140,207

Steven J. Goldstein	—	—	—	—	—

Jill Spencer	5,750	13,050	39,325	—	211,024

W. Wesley McMullan	11,460	13,260	21,138	—	157,549

Kirk R. Malmberg	6,600	8,400	52,155	—	261,572

Notes:

(1)	Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.

Potential Payments upon Termination or Change in Control

No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. Dorfman, none of the current executive officers has a severance agreement with the Bank.

For Mr. Dorfman, the board approved a severance arrangement providing that upon the Bank’s termination of Mr. Dorfman for any reason other than “cause,” or upon Mr. Dorfman’s termination of his employment for “good reason,” the Bank shall pay a total of the base salary in effect at the date of termination in a lump sum within 30 days of termination, plus an amount equal to the amount that would have been payable pursuant to Mr. Dorfman’s short-term incentive compensation award for the year in which the date of termination occurs, payable at the time such incentive compensation awards are paid to other executives.

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

The following table provides information about potential payments to Mr. Dorfman in the event his employment had terminated on December 31, 2009. He is not entitled to any 280G gross-up payments in the event of termination.

	Severance		Medical, Dental and Life Insurance Benefits($)	Pension Benefit Enhancements ($)(1)	Other Perquisites ($)	Total($)
	2009 Short-term ICP Award ($)	Annual Base Salary($)
Richard A. Dorfman
Voluntary Resignation	—	—	—	—	—	—
Involuntary For Cause	—	—	—	—	—	—
Involuntary Without Cause	127,875	775,000	—	—	—	902,875
Voluntary For Good Reason	127,875	775,000	—	—	—	902,875

(1)	At December 31, 2009, Mr. Dorfman was not yet vested in benefits under the Bank’s Qualified Plan or Excess Plan.

The other named executive officers are entitled to receive amounts earned during their terms of employment, regardless of the manner in which their employment terminated, on the same terms generally applicable to all employees of the Bank. These amounts include:

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

In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his or her beneficiary may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate.

Director Compensation

The FHLBank Act provides that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, subject to approval by the Director of the Finance Agency. In accordance with the FHLBank Act, the Bank has adopted a policy governing the compensation and travel expense reimbursement provided to its directors. Under this policy, directors receive fees paid for attendance at each meeting of the board of directors, meeting of a committee of the board of directors, or certain official Bank-related events. These fees are subject to the annual caps established under the policy. Directors do not receive separate retainers.

Directors are reimbursed for reasonable Bank-related travel expenses associated with meeting attendance in accordance with Bank policy. Total expenses paid under that policy in 2009 were $62,810. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest.

During 2009, Scott C. Harvard, the chairman of the board of directors, received fees of between $4,600 per meeting, for chairing a meeting of the board of directors, to $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $60,000. J. Thomas Johnson, the vice chairman of the board of directors, received fees of between $4,500 per meeting, for attending meetings of the board of directors, to $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $55,000 in 2009. Other members of the board of directors received fees of between $4,100 per meeting, for attending meetings of the board of directors, and $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $45,000 in 2009 (other than Bedford Kyle Goodwin, III, who, as chairman of the audit committee during 2009, was subject to an annual cap of $50,000 in 2009).

The following table sets forth the cash and other compensation paid by the Bank to the members of the board of directors for all services in all capacities during 2009.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Total ($) (h)
John M. Bond, Jr.	$45,000	$45,000
W. Russell Carothers, II	45,000	45,000
William F. Easterlin, III	45,000	45,000
F. Gary Garczynski	45,000	45,000
Donna C. Goodrich[1]	45,000	45,000
Bedford Kyle Goodwin, III	50,000	50,000
William C. Handorf	45,000	45,000
Linwood Parker Harrell, Jr.	45,000	45,000
Scott C. Harvard	60,000	60,000
J. Thomas Johnson	55,000	55,000
Jonathan Kislak	45,000	45,000
LaSalle D. Leffall, III	45,000	45,000
Miriam Lopez	45,000	45,000
Henry Gary Pannell	45,000	45,000
Robert L. Strickland	45,000	45,000
Thomas H. Webber, III	45,000	45,000
Edward J. Woodard, Jr.	45,000	45,000

[1]	At the request of Ms. Goodrich, this amount was paid to a charity of her choosing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Capital Stock Outstanding by Member Type

(In millions)

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other (1)	Total
December 31, 2009	$6,167	$1,026	$816	$117	$186	$8,312
December 31, 2008	4,508	3,024	816	115	44	8,507
December 31, 2007	3,501	3,464	528	63	56	7,612
December 31, 2006	4,094	1,284	334	60	216	5,988
December 31, 2005	4,134	1,295	259	65	143	5,896

(1)	“Other” includes capital stock held by a member that has merged or otherwise been consolidated into a nonmember and the resulting institution is not a member of the bank.

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of the date indicated.

Member Institutions Holding Five Percent or More of Outstanding Capital Stock

As of February 22, 2010

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	19,191,236	23.1
101 S Tryon Street
Charlotte, NC 28280

Branch Banking and Trust Company	6,563,340	7.89
200 W 2nd Street
Winston Salem, NC 27104

Regions Bank	4,662,006	5.60
1900 Fifth Avenue North
Birmingham, AL 35203

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table lists these institutions.

Capital Stock Outstanding to Member Institutions whose

Officers or Directors Serve as a Director of the Bank

As of February 22, 2010

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Branch Banking and Trust Company	Winston Salem, NC	6,563,340	7.89
The Columbia Bank	Columbia, MD	83,235	0.10
Bank of the Commonwealth	Norfolk, VA	70,538	*
First Community Bank, N.A.	Lexington, SC	57,739	*
Queensborough National Bank & Trust	Louisville, GA	45,640	*
The Citizens Bank of Winfield	Winfield, AL	24,689	*
TransAtlantic Bank	Miami, FL	19,633	*
IDB-IIC Federal Credit Union	Washington, DC	19,111	*
Virginia Savings Bank, F.S.B.	Front Royal, VA	2,613	*
Citizens Building and Loan Association	Greer, SC	1,744	*

*	Represents less than 0.1 percent.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

The aggregate fees billed to the Bank by PricewaterhouseCoopers, LLP (“PwC”) the Bank’s independent registered public accounting firm, are set forth in the following table for each of the years ended December 31, 2009 and 2008 (in thousands).

	For the Years Ended December 31,
	2009	2008
Audit fees (1)	$1,088	$764
Audit-related fees (2)	90	106
All other fees (3)	59	32

Total fees	$1,237	$902

(1)	Audit fees for the years ended December 31, 2009 and 2008 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2)	Audit-related fees for the years ended December 31, 2009 and 2008 were for assurance and related services primarily related to new accounting guidance, testing new general ledger system and services related to the Bank’s 401k Savings Plan.
(3)	All other fees for the years ended December 31, 2009 and 2008 relate to non audit-related advisory service, PwC’s attendance at FHLBanks’ Accounting Conferences and the annual license for PwC’s accounting research software.

The Bank is exempt from federal, state and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2009 and 2008.

The Bank’s Audit Committee has adopted the Audit Committee Pre-Approval Policy (the “Pre-Approval Policy”). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2009 and 2008, 100% of the audit fees, audit-related fees and all other fees were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2009 and 2008
Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Statements of Capital Accounts for the Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) +

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (2)

10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2009 revision) (3)

10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision) (4)

10.3	Form of Officer and Director Indemnification Agreement (1)

10.4	Federal Home Loan Bank of Atlanta 2010 Directors’ Compensation Policy (+)

10.5	Agreement and Release of All Claims, dated February 20, 2007, between the Bank and Raymond R. Christman (5)

10.6	Amended and Restated Consulting Agreement, dated April 26, 2007, between the Federal Home Loan Bank of Atlanta and PEAC Ventures, Inc. (6)

10.7	Employment Agreement, dated June 13, 2007, between the Bank and Richard A. Dorfman (7)

10.8	Amended and Restated Services Agreement, dated August 9, 2007 and amended November 14, 2008, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein (3)

10.9	Federal Home Loan Bank of Atlanta Short-Term Incentive Compensation Plans (8)

10.10	Federal Home Loan Bank of Atlanta Executive Long-Term Incentive Plan (1)

10.11	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks (9)

10.12	United States Department of the Treasury Lending Agreement, dated September 9, 2008 (10)

12.1	Statement regarding computation of ratios of earnings to fixed charges +

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 +

32.1	Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

99.1	Audit Committee Report +

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(3)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(4)	Filed on January 9, 2009 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(5)	Filed on May 17, 2007 with the Securities and Exchange Commission in the Bank’s Form 8-K/A and incorporated herein by reference
(6)	Filed on May 10, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-Q and incorporated herein by reference.
(7)	Filed on August 13, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-Q and incorporated herein by reference.
(8)	Filed on March 30, 2007 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(9)	Filed on June 27, 2006 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(10)	Filed on September 9, 2008 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: March 25, 2010	By	/s/ RICHARD A. DORFMAN
	Name:	Richard A. Dorfman
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2010	By	/s/ RICHARD A. DORFMAN
	Name:	Richard A. Dorfman
	Title:	President and Chief Executive Officer

Date: March 25, 2010	By	/s/ STEVEN J. GOLDSTEIN
	Name:	Steven J. Goldstein
	Title:	Executive Vice President and Chief Financial Officer

Date: March 25, 2010	By	/s/ J. DANIEL COUNCE
	Name:	J. Daniel Counce
	Title:	First Vice President and Controller

Date: March 25, 2010	By	/s/ SCOTT C. HARVARD
	Name:	Scott C. Harvard
	Title:	Chairman of the Board of Directors

Date: March 25, 2010	By	/s/ J. THOMAS JOHNSON
	Name:	J. Thomas Johnson
	Title:	Vice Chairman of the Board of Directors

Date: March 25, 2010	By	/s/ JOHN M. BOND, JR.
	Name:	John M. Bond, Jr.
	Title:	Director

Date: March 25, 2010	By	/s/ W. RUSSELL CAROTHERS, II
	Name:	W. Russell Carothers, II
	Title:	Director

Date: March 25, 2010	By	/s/ WILLIAM F. EASTERLIN, III
	Name:	William F. Easterlin, III
	Title:	Director

Date: March 25, 2010	By	/s/ F. GARY GARCZYNSKI
	Name:	F. Gary Garczynski
	Title:	Director

S-1

Date: March 25, 2010	By	/s/ DONNA C. GOODRICH
	Name:	Donna C. Goodrich
	Title:	Director

Date: March 25, 2010	By	/s/ WILLIAM C. HANDORF
	Name:	William C. Handorf
	Title:	Director

Date: March 25, 2010	By	/s/ LINWOOD PARKER HARRELL
	Name:	Linwood Parker Harrell
	Title:	Director

Date: March 25, 2010	By	/s/ JONATHAN KISLAK
	Name:	Jonathan Kislak
	Title:	Director

Date: March 25, 2010	By	/s/ LASALLE D. LEFFALL, III
	Name:	LaSalle D. Leffall, III
	Title:	Director

Date: March 25, 2010	By	/s/ MIRIAM LOPEZ
	Name:	Miriam Lopez
	Title:	Director

Date: March 25, 2010	By	/s/ HENRY GARY PANNELL
	Name:	Henry Gary Pannell
	Title:	Director

Date: March 25, 2010	By	/s/ ROBERT L. STRICKLAND
	Name:	Robert L. Strickland
	Title:	Director

Date: March 25, 2010	By	/s/ THOMAS H. WEBBER, III
	Name:	Thomas H. Webber, III
	Title:	Director

Date: March 25, 2010	By	/s/ EDWARD J. WOODARD
	Name:	Edward J. Woodard
	Title:	Director

S-2