Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Atlanta
filed 2010-05-11
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2010, was 83,388,076.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of
	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$4	$465
Deposit with other FHLBanks	2	3
Federal funds sold	15,230	10,043
Trading securities (includes $113 and $137 pledged as collateral as of March 31, 2010 and December 31, 2009, respectively, that may be repledged and includes other FHLBanks’ bonds of $71 and $72 as of March 31, 2010 and December 31, 2009, respectively)	3,358	3,553
Available-for-sale securities	2,660	2,256
Held-to-maturity securities, net (fair value of $15,765 and $16,442 as of March 31, 2010 and December 31, 2009, respectively)	16,087	17,085
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1 as of March 31, 2010 and December 31, 2009	2,418	2,522
Advances, net	105,474	114,580
Accrued interest receivable	465	515
Premises and equipment, net	34	34
Derivative assets	23	39
Other assets	526	216

TOTAL ASSETS	$146,281	$151,311

LIABILITIES
Interest-bearing deposits	$2,941	$2,989
Loans from other FHLBanks	35	—
Consolidated obligations, net:
Discount notes	17,778	17,127
Bonds	115,492	121,450

Total consolidated obligations, net	133,270	138,577

Mandatorily redeemable capital stock	481	188
Accrued interest payable	619	612
Affordable Housing Program payable	128	125
Payable to REFCORP	14	21
Derivative liabilities	469	409
Other liabilities	225	137

Total liabilities	138,182	143,058

Commitments and contingencies (Note 13)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15 as of March 31, 2010 and December 31, 2009	1,497	1,520
Subclass B2 issued and outstanding shares: 63 and 66 as of March 31, 2010 and December 31, 2009, respectively	6,355	6,604

Total capital stock Class B putable	7,852	8,124
Retained earnings	916	873
Accumulated other comprehensive loss	(669)	(744)

Total capital	8,099	8,253

TOTAL LIABILITIES AND CAPITAL	$146,281	$151,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME
Advances	$69	$432
Prepayment fees on advances, net	3	3
Interest-bearing deposits	1	3
Federal funds sold	5	8
Trading securities	42	54
Available-for-sale securities	39	—
Held-to-maturity securities	172	275
Mortgage loans held for portfolio	32	42

Total interest income	363	817

INTEREST EXPENSE
Consolidated obligations:
Discount notes	3	163
Bonds	207	615
Deposits	—	2
Mandatorily redeemable capital stock	—	2

Total interest expense	210	782

NET INTEREST INCOME	153	35

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(64)	(698)
Portion of impairment losses recognized in other comprehensive loss	18	609

Net impairment losses recognized in earnings	(46)	(89)

Net gains (losses) on trading securities	4	(34)
Net (losses) gains on derivatives and hedging activities	(17)	112
Other	—	1

Total other loss	(59)	(10)

OTHER EXPENSE
Compensation and benefits	14	16
Other operating expenses	11	8
Finance Agency	2	2
Office of Finance	2	1

Total other expense	29	27

INCOME (LOSS) BEFORE ASSESSMENTS	65	(2)

Affordable Housing Program	5	—
REFCORP	12	—

Total assessments	17	—

NET INCOME (LOSS)	$48	$(2)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value			Total Capital
BALANCE, DECEMBER 31, 2008	85	$8,463	$435	$(5)	$8,893

Cumulative effect of adjustment to opening balance relating to other-than-temporary impairment guidance	—	—	179	(179)	—
Issuance of capital stock	7	655	—	—	655
Repurchase/redemption of capital stock	(11)	(1,062)	—	—	(1,062)
Net shares reclassified to mandatorily redeemable capital stock	(19)	(1,867)	—	—	(1,867)
Comprehensive loss:
Net loss	—	—	(2)	—	(2)
Other comprehensive loss	—	—	—	(602)	(602)

Total comprehensive loss	—	—	—	—	(604)

BALANCE, MARCH 31, 2009	62	$6,189	$612	$(786)	$6,015

BALANCE, DECEMBER 31, 2009	81	$8,124	$873	$(744)	$8,253
Issuance of capital stock	—	25	—	—	25
Repurchase/redemption of capital stock	—	(4)	—	—	(4)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(293)	—	—	(293)
Comprehensive income:
Net income	—	—	48	—	48
Other comprehensive income	—	—	—	75	75

Total comprehensive income	—	—	—	—	123

Cash dividends on capital stock	—	—	(5)	—	(5)

BALANCE, MARCH 31, 2010	78	$7,852	$916	$(669)	$8,099

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$48	$(2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	(27)	21
Loss due to change in net fair value adjustment on derivative and hedging activities	205	37
Net change in fair value adjustment on trading securities	(4)	60
Net impairment losses recognized in earnings	46	89
Net change in:
Accrued interest receivable	50	132
Other assets	(311)	(20)
Affordable Housing Program payable	2	(8)
Accrued interest payable	7	5
Payable to REFCORP	(7)	—
Other liabilities	5	—

Total adjustments	(34)	316

Net cash provided by operating activities	14	314

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	189	849
Federal funds sold	(5,187)	(976)
Trading securities:
Proceeds from sales	—	300
Proceeds from maturities	200	128
Available-for-sale securities:
Proceeds from maturities	95	—
Held-to-maturity securities:
Net change in short-term	(355)	—
Proceeds from maturities	1,449	1,036
Purchases	(481)	(227)
Advances:
Proceeds from principal collected	19,278	37,080
Made	(10,203)	(20,678)
Mortgage loans held for portfolio:
Proceeds from principal collected	104	171
Purchase of premise, equipment and software	(3)	(1)

Net cash provided by investing activities	5,086	17,682

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2010	2009
FINANCING ACTIVITIES
Net change in deposits
Deposits	(64)	1,324
Borrowings from other FHLBanks	35	—
Net payments from derivatives containing a financing element	(201)	(199)
Proceeds from issuance of consolidated obligations:
Discount notes	231,354	54,716
Bonds	24,696	23,034
Bonds transferred from other FHLBanks	—	351
Payments for debt issuance costs	(6)	(10)
Payments for maturing and retiring consolidated obligations:
Discount notes	(230,667)	(60,346)
Bonds	(30,724)	(36,469)
Proceeds from issuance of capital stock	25	655
Payments for repurchase/redemption of capital stock	(4)	(1,062)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(10)
Cash dividends paid	(5)	—

Net cash used in financing activities	(5,561)	(18,016)

Net decrease in cash and cash equivalents	(461)	(20)

Cash and cash equivalents at beginning of the period	465	28

Cash and cash equivalents at end of the period	$4	$8

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$209	$623

AHP assessments, net	$3	$8

REFCORP assessments	$19	$3

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$293	$1,867

Held-to-maturity securities acquired with accrued liabilities	$84	$—

Transfer of held-to-maturity securities to available-for-sale securities	$409	$1,604

Transfers of mortgage loans to real estate owned	$10	$1

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2010, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are contained in the Bank’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 25, 2010 (“Form 10-K”).

A description of the Bank’s significant accounting policies is included in Note 1 to the 2009 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of March 31, 2010.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Recently Adopted Accounting Guidance

Fair Value Measurements and Disclosures. In January 2010, the FASB issued guidance that requires new disclosures related to transfers in and out of Level 1 and 2 fair value hierarchy, and activity in Level 3 fair value hierarchy, and clarifies some existing disclosure requirements about fair value measurement. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value hierarchy. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. Except for the disclosures about activity in Level 3 fair value hierarchy, the Bank adopted this guidance, effective January 1, 2010, which resulted in enhanced fair value disclosures but had no effect on the Bank’s financial condition or results of operation. Bank management does not believe that the adoption of the new disclosures about activity in Level 3 fair value hierarchy will have a material effect on the Bank’s financial condition and results or operations.

Subsequent Events. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. The amended disclosure requirement was effective upon issuance. The adoption of this guidance modified the Bank’s subsequent events disclosures, but had no effect on the Bank’s financial condition or results of operations.

Accounting for the Consolidation of Variable Interest Entities. In June 2009, the FASB issued guidance to improve financial reporting by enterprises involved with variable interest entities (“VIEs”) and to provide more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. The guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. Additionally, the guidance requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Bank adopted this guidance effective January 1, 2010. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance to change how entities account for transfers of financial assets by (1) eliminating the concept of a qualifying special-purpose entity; (2) defining the term “participating interest” to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale; (3) clarifying the isolation analysis to ensure that an entity considers all of its continuing involvements with transferred financial assets to determine whether a transfer may be accounted for as a sale; (4) eliminating an exception that currently permits an entity to derecognize certain transferred mortgage loans when that entity has not surrendered control over those loans; and (5) requiring enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement with transfers of financial assets accounted for as sales. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Bank adopted this guidance effective January 1, 2010. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of March 31, 2010	As of December 31, 2009
Government-sponsored enterprises debt obligations	$3,277	$3,470
Other FHLBank’s bond*	71	72
State or local housing agency obligations	10	11

Total	$3,358	$3,553

* The Federal Home Loan Bank (“FHLBank”) of Chicago is the primary obligor of this consolidated obligation bond.

Net gains (losses) on trading securities for the three-month periods ended March 31, 2010 and 2009 included net unrealized holding gains (losses) of $5 and $(31), respectively.

Note 4—Available-for-sale Securities

During the three-month periods ended March 31, 2010 and 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer dates.

	2010			2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$467	$58	$409	$2,386	$782	$1,604

Total	$467	$58	$409	$2,386	$782	$1,604

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Major Security Types. Available-for-sale securities were as follows:

	As of March 31, 2010

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,324	$664	$—	$—	$2,660

Total	$3,324	$664	$—	$—	$2,660

	As of December 31, 2009

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$2,995	$739	$—	$—	$2,256

Total	$2,995	$739	$—	$—	$2,256

The following table summarizes the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2010
	Less than 12 Months			12 Months or More			Total

	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	37	$2,660	$664	37	$2,660	$664

Total	—	$—	$—	37	$2,660	$664	37	$2,660	$664

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total

	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	32	$2,256	$ 739	32	$2,256	$ 739

Total	—	$—	$—	32	$2,256	$ 739	32	$2,256	$ 739

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of March 31, 2010

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,205	$505	$—	$—	$1,700

Total	$2,205	$505	$—	$—	$1,700

	As of December 31, 2009

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,259	$600	$—	$—	$1,659

Total	$2,259	$600	$—	$—	$1,659

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $3 and $2 as of March 31, 2010 and December 31, 2009, respectively.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of March 31, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$655	$—	$—	$655	$300	$—	$—	$300
State or local housing agency obligations	111	3	—	114	115	3	—	118
Mortgage-backed securities:
U.S. agency obligations-guaranteed	739	4	—	743	777	2	1	778
Government-sponsored enterprises	6,376	233	2	6,607	6,598	226	2	6,822
Private label	8,206	16	576	7,646	9,295	9	880	8,424

Total	$16,087	$256	$578	$15,765	$17,085	$240	$883	$16,442

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2010
	Less than 12 Months			12 Months or More			Total

	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
State or local housing agency obligations	1	$17	$—	—	$—	$—	1	$17	$—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	144	—	—	—	—	1	144	—
Government-sponsored enterprises	4	427	2	1	18	—	5	445	2
Private label	13	448	6	140	5,756	570	153	6,204	576

Total	19	$1,036	$8	141	$5,774	$570	160	$6,810	$578

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total

	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	$148	$1	1	$1	$—	2	$149	$1
Government-sponsored enterprises	3	220	2	2	145	—	5	365	2
Private label	14	492	7	166	7,154	873	180	7,646	880

Total	18	$860	$10	169	$7,300	$873	187	$8,160	$883

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of March 31, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,751	$6	$176	$2,581	$2,982	$3	$236	$2,749

Total	$2,751	$6	$176	$2,581	$2,982	$3	$236	$2,749

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2010		As of December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$661	$662	$302	$302
Due after one year through five years	103	105	96	99
Due after 10 years	2	2	17	17

	766	769	415	418
Mortgage-backed securities	15,321	14,996	16,670	16,024

Total	$16,087	$15,765	$17,085	$16,442

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $48 and $49 as of March 31, 2010 and December 31, 2009, respectively.

Note 6—Other-than-temporary Impairment

Mortgage-backed Securities. The Bank’s investments in MBS consist of U.S. agency guaranteed securities and senior tranches of private-label MBS. The Bank has increased exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. The Bank regularly requires high levels of credit enhancements from the structure of the collateralized mortgage obligation to reduce its risk of loss on such securities. Credit enhancements are defined as the percentage of subordinate tranches, overcollateralization, or excess spread, or the support of monoline insurance, if any, in a security structure that will absorb the losses before the security the Bank purchased will take a loss. The Bank does not purchase credit enhancements for its MBS from monoline insurance companies.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 12 percent over the next six to 12 months (resulting in peak-to-trough home price declines of up to 65 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months, increase by three percent in the second year and increase by four percent in each subsequent year.

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

At each quarter end, the Bank compares the present value of the cash flows expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable rate and hybrid private-label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the current effective interest rate for the security in determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

For those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended March 31, 2010 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)

Year of Securitization

Prime:

2008	9.4	9.4 to 9.4	27.7	27.7 to 27.7	43.9	43.9 to 43.9	15.8	15.8 to 15.8

2006	8.3	8.1 to 9.0	12.6	12.2 to 12.7	40.1	39.9 to 40.6	8.3	7.2 to 8.6

2005	9.9	9.9 to 9.9	14.4	14.4 to 14.4	52.1	52.1 to 52.1	8.0	8.0 to 8.0

Total prime	9.0	8.1 to 9.9	19.1	12.2 to 27.7	43.2	39.9 to 52.1	11.3	7.2 to 15.8

Alt-A:

2007	10.0	8.2 to 13.3	55.2	51.8 to 59.8	46.3	43.9 to 48.5	15.0	8.1 to 19.4

2006	9.8	8.9 to 11.7	55.6	52.9 to 58.8	48.6	46.2 to 52.1	10.8	6.7 to 13.0

2005	11.1	6.7 to 13.8	42.2	24.3 to 69.9	45.7	35.5 to 51.2	9.4	4.5 to 13.3

2004 and prior	16.0	15.1 to 19.8	27.4	9.6 to 32.5	47.9	41.6 to 49.4	13.3	11.6 to 15.5

Total Alt-A	10.7	6.7 to 19.8	49.8	9.6 to 69.9	46.7	35.5 to 52.1	12.5	4.5 to 19.4

Total	10.4	6.7 to 19.8	43.9	9.6 to 69.9	46.0	35.5 to 52.1	12.3	4.5 to 19.4

Based on the Bank’s impairment analysis for the three-month periods ended March 31, 2010 and 2009, the Bank recognized total other-than-temporary impairment losses of $64 and $698, respectively. The credit related portion of $46 and $89, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $18 and $609, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

The following table presents a roll-forward of the cumulative credit losses recognized in earnings on the Bank’s investment securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended March 31,
	2010	2009
Balance of credit losses previously recognized in earnings, beginning of period	$321	$5

Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	3	74

Amount related to credit loss for which an other-than-temporary impairment was previously recognized	43	15

Balance of cumulative credit losses recognized in earnings, end of period	$367	$94

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The remainder of the Bank’s private-label MBS that has not been designated as other-than-temporarily impaired has experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. This decline in fair value is considered temporary as the Bank expects to recover the amortized cost bases of the securities, the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below:

	As of March 31, 2010	As of December 31, 2009
Year of contractual maturity:
Overdrawn demand deposit accounts	$18	$—
Due in one year or less	28,407	32,808
Due after one year through two years	19,777	21,565
Due after two years through three years	15,192	14,665
Due after three years through four years	8,836	10,757
Due after four years through five years	5,391	5,910
Due after five years	23,132	24,108

Total par value	100,753	109,813
Discount on AHP* advances	(13)	(13)
Discount on EDGE** advances	(12)	(12)
Hedging adjustments	4,751	4,798
Deferred commitment fees	(5)	(6)

Total	$105,474	$114,580

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of March 31, 2010	As of December 31, 2009
Year of contractual maturity or next conversion date:
Overdrawn demand deposit accounts	$18	$—
Due or convertible in one year or less	41,613	46,848
Due or convertible after one year through two years	19,015	21,999
Due or convertible after two years through three years	13,340	11,802
Due or convertible after three years through four years	8,471	10,035
Due or convertible after four years through five years	4,748	5,463
Due or convertible after five years	13,548	13,666

Total par value	$100,753	$109,813

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of March 31, 2010 and December 31, 2009, respectively. No advance was past due as of March 31, 2010 or December 31, 2009.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further concentrated in certain larger borrowing relationships. As of March 31, 2010 and December 31, 2009, the concentration of the Bank’s advances to its 10 largest borrowers was $68,709 and $75,418, respectively, representing 68.2 percent and 68.7 percent, respectively, of total advances.

Interest-rate Payment Terms. The following table details advances by interest-rate payment type:

	As of March 31, 2010	As of December 31, 2009
Fixed-rate	$89,227	$97,743
Variable-rate	11,526	12,070

Total par value	$100,753	$109,813

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

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type:

	As of March 31, 2010	As of December 31, 2009
Fixed-rate	$83,929	$93,441
Simple variable-rate	18,127	16,312
Step up/down	11,927	10,334
Fixed-rate that converts to variable-rate	70	—
Variable-rate capped floater	60	60
Variable-rate that converts to fixed-rate	25	25

Total par value	$114,138	$120,172

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of March 31, 2010		As of December 31, 2009
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$47,478	1.34	$63,383	1.27
Due after one year through two years	24,225	1.20	17,743	1.76
Due after two years through three years	15,908	2.27	11,806	2.39
Due after three years through four years	8,837	3.51	9,726	3.60
Due after four years through five years	6,561	3.58	6,016	3.67
Due after five years	11,129	4.40	11,498	4.43

Total par value	114,138	2.04	120,172	2.05
Premiums	110		116
Discounts	(58)		(60)
Hedging adjustments	1,302		1,222

Total	$115,492		$121,450

The Bank’s consolidated obligation bonds outstanding included:

	As of March 31, 2010	As of December 31, 2009
Noncallable	$79,053	$86,905
Callable	35,085	33,267

Total par value	$114,138	$120,172

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

As of March 31, 2010
Year of contractual maturity or next call date:
Due or callable in one year or less	$69,741
Due or callable after one year through two years	19,467
Due or callable after two years through three years	9,433
Due or callable after three years through four years	5,612
Due or callable after four years through five years	2,781
Due or callable after five years	7,104

Total par value	$114,138

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2010	$17,778	$17,780	0.16

As of December 31, 2009	$17,127	$17,130	0.38

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (“Finance Agency”) regulatory capital rules and requirements, as shown in the following table:

	As of March 31, 2010		As of December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,716	$9,249	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.32%	4.00%	6.07%
Total regulatory capital*	$5,851	$9,249	$6,052	$9,185
Leverage ratio	5.00%	9.48%	5.00%	9.11%
Leverage capital	$7,314	$13,873	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $481 and $188 in mandatorily redeemable capital stock at March 31, 2010 and December 31, 2009, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$188	$44
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	293	1,867
Withdrawal	—	1
Repurchase/redemption of mandatorily redeemable capital stock	—	(10)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	—	(1)

Balance, end of period	$481	$1,901

The Bank reclassified $1,848 in capital stock held by Countrywide Bank, FSB (“Countrywide”) from capital to mandatorily redeemable capital stock upon termination of its membership with the Bank during the first quarter of 2009. Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, National Association, a member of the Bank, on April 27, 2009. Upon the merger, the mandatorily redeemable capital stock of Countrywide became capital stock of Bank of America, National Association under the Bank’s Capital Plan and was reclassified from mandatorily redeemable capital stock to capital stock.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table shows the amount of mandatorily redeemable capital stock by year of redemption:

	As of March 31, 2010	As of December 31, 2009
Contractual year of redemption:
Due after one year through two years	$11	$—
Due after two years through three years	3	11
Due after three years through four years	18	10
Due after four years through five years	431	148
Due after five years	18	19

Total	$481	$188

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

Note 10— Accumulated Other Comprehensive Loss

Components comprising other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2010	2009
Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	$93	$7
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	40	—

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	133	7

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(58)	(609)

Other comprehensive income (loss)	$75	$(602)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for-sale Noncredit Other- Than-Temporary- Impairment Losses	Held-to- maturity Noncredit Other-Than- Temporary- Impairment Losses	Total
Balance, beginning of the period	$(5)	$(739)	$—	$(744)
Net change during the period	—	133	(58)	75
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	(58)	58	—

Balance, end of the period	$(5)	$(664)	$—	$(669)

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 11—Derivatives and Hedging Activities

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

The most common ways in which the Bank uses derivatives are to:

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance);

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., mortgage assets);

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve its overall asset/liability management objectives.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

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

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of March 31, 2010 and December 31, 2009, there were no outstanding consolidated obligations denominated in foreign currencies.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

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

Options (interest-rate caps, interest-rate floors and/or options) also may be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The options are marked-to-market through current-period earnings and presented in the Statements of Income as “Net (losses) gains on derivatives and hedging activities.” The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid non-qualifying hedges against the prepayment risk of the loans, they do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked-to-market through earnings.

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

Investments. The Bank invests in U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features, or by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as trading, available-for-sale or held-to-maturity.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of March 31, 2010.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of March 31, 2010, the Bank has not sold or repledged any such collateral.

As of March 31, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was $100 and $117, respectively. These totals include $46 and $88, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $77 and $92 as of March 31, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2010 was $3,835 for which the Bank has posted collateral of $3,476 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $180 of collateral (at fair value) to its derivatives counterparties at March 31, 2010. However, the Bank’s credit rating has not changed during the three-month period ended March 31, 2010.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. Note 13 discusses assets pledged by the Bank to these counterparties.

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

Total notional principal of derivatives for the Bank as an intermediary was $2,226 and $2,208 at March 31, 2010 and December 31, 2009, respectively.

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The following table summarizes fair value of derivative instruments without effect of netting arrangements or collateral. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	As of March 31, 2010			As of December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$159,105	$1,643	$(4,930)	$178,532	$1,661	$(5,071)

Total derivatives in hedging relationships	159,105	1,643	(4,930)	178,532	1,661	(5,071)

Derivatives not designated as hedging instruments:
Interest rate swaps	7,704	14	(492)	7,997	14	(463)
Interest rate caps or floors	7,000	62	(33)	5,500	59	(33)

Total derivatives not designated as hedging instruments	14,704	76	(525)	13,497	73	(496)

Total derivatives before netting and collateral adjustments	$173,809	1,719	(5,455)	$192,029	1,734	(5,567)

Netting adjustments		(1,619)	1,619		(1,603)	1,603
Cash collateral and related accrued interest		(77)	3,367		(92)	3,555

Total collateral and netting adjustments *		(1,696)	4,986		(1,695)	5,158

Derivative assets and derivative liabilities		$23	$(469)		$39	$(409)

* Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

	Three Months Ended March 31,
	2010	2009
	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$46	$100

Total net gain related to fair value hedge ineffectiveness	46	100

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(62)	11
Interest rate caps or floors	(1)	1

Total net (loss) gain related to derivatives not designated as hedging	(63)	12

Net (losses) gains on derivatives and hedging activities	$(17)	$112

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	Three Months Ended March 31, 2010

	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *

Hedged item type:
Advances	$40	$23	$63	$(891)
Consolidated Obligations:

Bonds	82	(96)	(14)	376

Discount notes	(7)	4	(3)	7

Total	$115	$(69)	$46	$(508)

* The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Three Months Ended March 31, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *

Hedged item type:
Advances	$1,246	$(1,162)	$84	$(766)
Consolidated Obligations:
Bonds	(309)	328	19	365
Discount notes	(26)	23	(3)	7

Total	$911	$(811)	$100	$(394)

* The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 12—Estimated Fair Values

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2010, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2010, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of March 31, 2010, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of March 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,277	$—	$—	$3,277
Other FHLBanks’ bonds	—	71	—	—	71
State or local housing agency obligations	—	10	—	—	10

Total trading securities	—	3,358	—	—	3,358

Available-for-sale:
Private-label MBS	—	—	2,660	—	2,660
Derivative assets:
Interest-rate related	—	1,719	—	(1,696)	23

Total assets at fair value	$—	$5,077	$2,660	$(1,696)	$6,041

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,455)	$—	$4,986	$(469)

Total liabilities at fair value	$—	$(5,455)	$—	$4,986	$(469)

*   Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

	As of December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,470	$—	$—	$3,470
Other FHLBanks’ bonds	—	72	—	—	72
State or local housing agency obligations	—	11	—	—	11

Total trading securities	—	3,553	—	—	3,553

Available-for-sale:
Private-label MBS	—	—	2,256	—	2,256
Derivative assets	—	1,734	—	(1,695)	39

Total assets at fair value	$—	$5,287	$2,256	$(1,695)	$5,848

Liabilities
Derivative liabilities	$—	$(5,567)	$—	$5,158	$(409)

Total liabilities at fair value	$—	$(5,567)	$—	$5,158	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and/or out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no financial instruments for which the fair value classification changed during the three-month periods ended March 31, 2010 and 2009.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$2,256	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	409	1,604
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(43)	—
Included in other comprehensive loss	38	—

Balance, end of period	$2,660	$1,604

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value. For assets and liabilities measured at fair value, the disclosures below include a summary of the significant inputs used to determine fair value.

Cash and due from banks and interest-bearing deposits. The estimated fair value approximates the recorded book balance.

Investment securities. The estimated fair value of investment securities is determined based on independent market-based prices received from up to four designated third-party pricing vendors, when available. These third-party pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a preliminary estimated fair value for each of its investment securities by calculating the median of the prices received. The median price is generally accepted as an appropriate estimate of fair value unless the median price falls outside of certain tolerance thresholds established by the Bank or evidence suggests that using the median price would not be appropriate. If only one third-party price is received or if no third-party price is available, the Bank estimates the fair value of the security using an approved internal discounted cash flow model.

Preliminary estimated fair values that are outside the tolerance thresholds established by the Bank, or those that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis. This further analysis includes, but is not limited to, a comparison of the preliminary fair value estimate to prices of similar securities, a comparison to non-binding dealer estimates, or the use of an internal model.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

As of March 31, 2010, four third-party vendor prices were received for substantially all of the Bank’s investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final estimated fair values are reasonable. Based on the current lack of significant market activity for private-label MBS, the fair value measurements for such securities as of March 31, 2010 and December 31, 2009 fell within Level 3 of the fair value hierarchy. The inputs to all other investment securities are classified as Level 2 in the fair value hierarchy.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of March 31, 2010 and December 31, 2009, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at March 31, 2010 and December 31, 2009.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of March 31, 2010		As of December 31, 2009

	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Instruments
Assets:
Cash and due from banks	$4	$4	$465	$465
Deposits with other FHLBanks	2	2	3	3
Federal funds sold	15,230	15,230	10,043	10,043
Trading securities	3,358	3,358	3,553	3,553
Available-for-sale securities	2,660	2,660	2,256	2,256
Held-to-maturity securities	16,087	15,765	17,085	16,442
Mortgage loans held for portfolio, net	2,418	2,551	2,522	2,633
Advances, net	105,474	105,292	114,580	114,572
Accrued interest receivable	465	465	515	515
Derivative assets	23	23	39	39

Liabilities:
Deposits	(2,941)	(2,941)	(2,989)	(2,989)
Loans from other FHLBanks	(35)	(35)	—	—
Consolidated obligations, net:
Discount notes	(17,778)	(17,777)	(17,127)	(17,127)
Bonds	(115,492)	(116,105)	(121,450)	(122,056)
Mandatorily redeemable capital stock	(481)	(481)	(188)	(188)
Accrued interest payable	(619)	(619)	(612)	(612)
Derivative liabilities	(469)	(469)	(409)	(409)

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 13—Commitments and Contingencies

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $739,010 and $793,314 as of March 31, 2010 and December 31, 2009, respectively, exclusive of the outstanding consolidated obligations for which the Bank is the primary obligor.

The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2010	As of December 31, 2009
Outstanding notional	$ 19,785	$ 18,909
Original terms	Less than three months to 19 years	Less than four months to 19 years
Final expiration year	2025	2025

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $94 and $91 as of March 31, 2010 and December 31, 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2010 and December 31, 2009, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $113 and $137, respectively, which can be sold or repledged by those counterparties.

At March 31, 2010, the Bank had committed to the issuance of $3,164 (par value) in consolidated obligation bonds, of which $2,145 were hedged with associated interest rate swaps, and $149 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps that had traded but not yet settled. At December 31, 2009, the Bank had committed to the issuance of $2,780 (par value) in consolidated obligation bonds of which $2,775 were hedged with associated interest rate swaps, and $753 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps that had traded but not yet settled.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 23.0 percent of the Bank’s total regulatory capital stock as of March 31, 2010, was considered a related party. Total advances outstanding to Bank of America, National Association were $37,063 and $37,363 as of March 31, 2010 and December 31, 2009, respectively. Total deposits held in the name of Bank of America, National Association were $2 and less than $1 at March 31, 2010 and December 31, 2009 respectively. No mortgage loans or MBS were acquired from Bank of America, National Association during the three-month periods ended March 31, 2010 and 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements,” which include statements with respect to the plans, objectives, expectations, estimates and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	The Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix

•	Future performance, including profitability, developments, or market forecasts

•	Forward-looking accounting and financial statement effects

•	Those other factors identified and discussed in the Bank’s public filings with the SEC.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the quarters ended March 31, 2010 and 2009. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2009.

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

Financial Condition

As of March 31, 2010, total assets were $146.3 billion, a decrease of $5.0 billion, or 3.32 percent, from December 31, 2009. This decrease was due primarily to a $9.1 billion, or 7.95 percent, decrease in advances and a $998 million, or 5.84 percent, decrease in held-to-maturity securities, partially offset by a $5.2 billion increase in federal funds sold during the period. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ increased deposit balances, slower loan growth, and access to alternative sources of funding. The decrease in held-to-maturity securities during the period was due primarily to $1.4 billion in proceeds received for principal repayments and maturities, partially offset by the purchase of $481 million in securities classified as held-to-maturity. The increase in federal funds sold during the period was due to the availability of these short-term investments at attractive rates.

As of March 31, 2010, total liabilities were $138.2 billion, a decrease of $4.9 billion, or 3.41 percent, from December 31, 2009. This decrease was due primarily to a $5.3 billion, or 3.83 percent, decrease in COs during the period. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the first quarter of 2010.

Total capital was $8.1 billion at March 31, 2010, a decrease of $154 million, or 1.86 percent, from December 31, 2009. This decrease was due primarily to the reclassification of $293 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of nine member institutions obtaining nonmember status during the period. This decrease was partially offset by a $75 million decrease in accumulated other comprehensive loss, $48 million in net income recorded in retained earnings, and the issuance of $25 million in capital stock during the period.

Results of Operations

The Bank’s net income for the first quarter of 2010 was $48 million, an increase of $50 million from a net loss of $2 million for the first quarter of 2009. The increase in net income was due primarily to a $43 million reduction in credit related other-than-temporary impairment losses recognized in earnings during the first quarter of 2010 compared to the first quarter of 2009.

For the first quarters of 2010 and 2009, the Bank recognized total other-than-temporary impairment of $64 million and $698 million, respectively. The credit related portion of $46 million and $89 million, respectively, of these other-than-temporary impairment losses is recognized in earnings. The noncredit related portion of $18 million and $609 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (“ROE”) to three-month average LIBOR. The Bank’s ROE was 2.36 percent for the first quarter of 2010 compared to a negative 0.08 percent for the first quarter of 2009. The increase in ROE is due primarily to an increase in net income during the period as discussed above. ROE spread to three-month average LIBOR increased to 2.10 percent for the first quarter of 2010 compared to a negative 1.32 percent for the first quarter of 2009. This increase was due primarily to an increase in ROE and a decrease in LIBOR during the period.

The Bank’s interest rate spread increased by 41 basis points for the first quarter of 2010 compared to the first quarter of 2009. This comparative increase was due primarily to lower yields on advances during the first quarter of 2009 due to the write-off of hedging-related basis adjustments on advances that were prepaid.

Business Outlook

Advance demand decreased during the first quarter of 2010, and the Bank expects this trend to continue throughout 2010. Although the decrease in credit related other-than-temporary impairment losses recognized in earnings during the first quarter of 2010 compared to the first quarter of 2009 and the Bank’s net income for the first quarter of 2010 reflect improvements in the financial markets, overall economic conditions remain uncertain. This continued uncertainty, increasing financial institution failures, and high levels of member liquidity could continue to impact negatively advance demand and the market value of the Bank’s private-label MBS portfolio, which could affect the Bank’s financial condition and results of operations.

The Bank maintained significantly higher capital ratios during the first quarter of 2010 compared to previous years. The board of directors continues to consider repurchasing excess activity-based stock on a quarterly basis. A discussion of the board of directors’ recent capital management and dividend decisions is contained in the Bank’s Form 10-K.

Summary of Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Statements of Condition (at period end)
Total assets	$146,281	$151,311	$163,410	$170,206	$189,445
Investments (1)	37,337	32,940	34,165	32,016	37,368
Mortgage loans	2,419	2,523	2,645	2,834	3,081
Allowance for loan losses	(1)	(1)	(1)	(1)	(1)
Advances, net	105,474	114,580	125,823	134,503	148,090
REFCORP prepayment	—	—	—	—	17
Deposits	2,941	2,989	3,353	4,148	4,896
Consolidated obligations, net :
Discount notes	17,778	17,127	28,418	38,672	49,523
Bonds	115,492	121,450	121,777	117,756	124,780
Total consolidated obligations, net (2)	133,270	138,577	150,195	156,428	174,303
Mandatorily redeemable capital stock	481	188	130	106	1,901
Affordable Housing Program payable	128	125	123	138	132
Payable to REFCORP	14	21	1	30	—
Capital stock - putable	7,852	8,124	8,156	8,119	6,189
Retained earnings	916	873	799	804	612
Accumulated other comprehensive loss	(669)	(744)	(791)	(1,065)	(786)
Total capital	8,099	8,253	8,164	7,858	6,015

Statements of Income
Net interest income	153	162	102	105	35
Net impairment losses recognized in earnings	(46)	(52)	(129)	(46)	(89)
Net gains (losses) on trading securities	4	(52)	25	(74)	(34)
Net (losses) gains on derivatives and hedging activities	(17)	81	45	305	112
Other income (loss) (3)	—	—	1	1	1
Other expenses	29	27	29	30	27
Income (loss) before assessments	65	112	15	261	(2)
Assessments	17	30	4	69	—
Net income (loss)	48	82	11	192	(2)

Return on equity (4)	2.36%	3.95%	0.55%	10.3%	(0.08)%
Return on assets (5)	0.13%	0.20%	0.03%	0.41%	0.00%
Net interest margin (6)	0.41%	0.40%	0.24%	0.23%	0.07%
Regulatory capital ratio (at period end) (7)	6.32%	6.07%	5.56%	5.30%	4.59%
Equity to assets ratio (8)	5.43%	5.07%	4.65%	3.98%	3.82%
Dividend payout ratio (9)	11.5%	10.2%	142.1%	0.00%	0.00%

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.
(2)	The amounts presented are the Bank’s primary obligations for consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows:

March 31, 2010	$739,010
December 31, 2009	793,314
September 30, 2009	825,080
June 30, 2009	900,968
March 31, 2009	963,100

(3)	Other income (loss) includes service fees and other.
(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.
(6)	Net interest margin is net interest income as a percentage of average earning assets.
(7)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(8)	Calculated as average equity divided by average total assets.
(9)	Calculated as dividends declared divided by net income.

Financial Condition

The Bank’s principal assets consist of advances, short- and long-term investments, and mortgage loans held for portfolio. The Bank obtains funding to support its business primarily through the issuance by the Office of Finance on the Bank’s behalf of debt securities in the form of COs.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below:

	As of March 31, 2010		As of December 31, 2009		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$105,474	72.11	$114,580	75.72	$(9,106)	(7.95)
Long-term investments	21,450	14.66	22,594	14.93	(1,144)	(5.06)
Short-term investments	15,887	10.86	10,346	6.84	5,541	53.56
Mortgage loans, net	2,418	1.65	2,522	1.67	(104)	(4.12)
Other assets	1,052	0.72	1,269	0.84	(217)	(17.08)

Total assets	$146,281	100.00	$151,311	100.00	$(5,030)	(3.32)

Consolidated obligations, net:
Discount notes	$17,778	12.87	$17,127	11.97	$651	3.80
Bonds	115,492	83.57	121,450	84.90	(5,958)	(4.91)
Loans from other FHLBanks	35	0.03	—	—	35	(NM)
Deposits	2,941	2.13	2,989	2.09	(48)	(1.62)
Other liabilities	1,936	1.40	1,492	1.04	444	29.79

Total liabilities	$138,182	100.00	$143,058	100.00	$(4,876)	(3.41)

Capital stock	$7,852	96.95	$8,124	98.44	$(272)	(3.34)
Retained earnings	916	11.30	873	10.58	43	4.90
Accumulated other comprehensive loss	(669)	(8.25)	(744)	(9.02)	75	10.13

Total capital	$8,099	100.00	$8,253	100.00	$(154)	(1.86)

(NM)-Not meaningful

Advances

Advances were $105.5 billion at March 31, 2010, a decrease of $9.1 billion, or 7.95 percent, from December 31, 2009. This decrease was due to maturing advances, prepayments as a result of member failures and decreased demand for new advances resulting from members’ increased deposit balances, slower loan growth, and access to alternative sources of funding. At March 31, 2010, 88.6 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. Of the par value of $100.8 billion of advances outstanding as of March 31, 2010, $84.2 billion, or 83.6 percent, had their terms reconfigured through the use of interest rate exchange agreements. Of the par value of $109.8 billion of advances outstanding at December 31, 2009, $91.1 billion, or 82.9 percent, had their terms reconfigured through the use of interest-rate exchange agreements. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and CMS (constant maturity swap) rates.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
March 31, 2010	$68,709	68.2
December 31, 2009	75,418	68.7

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

The Bank’s short-term investments consist of overnight and term federal funds, certificates of deposit and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets. The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase/ (Decrease)
	As of March 31, 2010	As of December 31, 2009	Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2	$3	$(1)	(3.75)
Held-to-maturity-Certificates of deposit	655	300	355	118.33
Federal funds sold	15,230	10,043	5,187	51.64

Total short-term investments	15,887	10,346	5,541	53.56

Long-term investments:
State or local housing agency obligations	121	126	(5)	(3.36)
U.S. government agency securities	3,348	3,542	(194)	(5.49)
Mortgage-backed securities:
U.S. government agency securities	7,115	7,375	(260)	(3.52)
Private label	10,866	11,551	(685)	(5.93)

Total mortgage-backed securities	17,981	18,926	(945)	(4.99)

Total long-term investments	21,450	22,594	(1,144)	(5.06)

Total investments	$37,337	$32,940	$4,397	13.35

Short-term investments were $15.9 billion at March 31, 2010, an increase of $5.5 billion, or 53.6 percent, from December 31, 2009. The increase in short-term investments was due primarily to a $5.3 billion increase in overnight federal funds available at attractive rates and a $355 million increase in certificates of deposit during the period.

Long-term investments were $21.5 billion at March 31, 2010, a decrease of $1.1 billion, or 5.06 percent, from December 31, 2009. The decrease in long-term investments was due primarily to principal repayments and maturities during the period and the lack of quality MBS at attractive prices. In addition, during the first quarter of 2010, the Bank recorded total other-than-temporary impairment losses of $64 million related to its private-label MBS, of which $46 million was recognized in earnings.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent, or in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. In light of current market conditions, the Bank attempts to maintain this ratio between 250 percent and 275 percent to help maximize and stabilize earnings. These investments amounted to 210 percent and 224 percent of total capital plus mandatorily redeemable capital stock at March 31, 2010 and December 31, 2009, respectively. The Bank was below its target range at March 31, 2010 due to the lack of quality MBS at attractive prices.

As of March 31, 2010, the Bank had a total of 37 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $664 million and a total of 160 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $578 million. As of December 31, 2009, the Bank had a total of 32 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $739 million, and a total of 187 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $883 million.

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

Based on the impairment analysis described above, for the first quarters of 2010 and 2009, the Bank recognized total other-than-temporary impairment losses of $64 million and $698 million, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $46 million and $89 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $18 million and $609 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

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

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $2.4 billion at March 31, 2010, a decrease of $104 million, or 4.12 percent, from December 31, 2009. The decrease in mortgage loans held was due to the maturity of these assets during the period. In 2006, the Bank ceased purchasing assets under the Affordable Multifamily Participation Program, and in 2008 the Bank ceased purchasing assets under the Mortgage Partnership Finance Program (“MPF Program) and suspended acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”). If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note. The Bank purchased loans with maturity dates extending out to 2038.

As of March 31, 2010 and December 31, 2009, the Bank’s mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of MPF Program and MPP loans held for portfolio for the five largest state concentrations.

	As of March 31, 2010	As of December 31, 2009
	Percent of Total	Percent of Total
South Carolina	22.8	23.0
Florida	18.8	19.0
North Carolina	15.5	16.0
Georgia	14.8	15.0
Virginia	9.7	10.0
All other	18.4	17.0

Total	100.0	100.0

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 91.1 percent of the $146.3 billion in total assets at March 31, 2010, remaining relatively stable from the financing ratio of 91.6 percent as of December 31, 2009.

Consolidated obligation bonds were $115.5 billion at March 31, 2010, a decrease of $6.0 billion, or 4.91 percent, from December 31, 2009. Consolidated obligation discount notes were $17.8 billion at March 31, 2010, an increase of $651 million, or 3.80 percent, from December 31, 2009. The net decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during the first quarter of 2010 and the increase in liquidity from advance prepayments as a result of member failures. Consolidated obligation bonds outstanding at March 31, 2010 and December 31, 2009 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the rates on them, in effect, into short-term variable interest rates, usually based on LIBOR. Of the par value of $114.1 billion of consolidated obligation bonds outstanding at March 31, 2010, $76.8 billion, or 67.3 percent, had their terms reconfigured through the use of interest-rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2009 was $85.2 billion, or 70.9 percent, of the par value of consolidated obligation bonds.

As of March 31, 2010, callable consolidated obligation bonds constituted 30.7 percent of the total par value of consolidated obligation bonds outstanding, compared to 27.7 percent at December 31, 2009. This increase was due to market conditions that made the issuance of callable fixed maturity debt more attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally would call the hedged consolidated obligation bond if the call features of the derivatives were exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $2.9 billion as of March 31, 2010, compared to $3.0 billion as of December 31, 2009.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2010.

Capital

Total capital was $8.1 billion at March 31, 2010, a decrease of $154 million, or 1.86 percent, from December 31, 2009. This decrease was due primarily to the reclassification of $293 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of nine member institutions obtaining nonmember status during the period. Members obtain nonmember status as a result of a merger into, or acquisition of all or substantially all of the member’s assets and liabilities by, a nonmember, or through transfer by the FDIC of a failed member’s assets and liabilities to a nonmember purchaser. This decrease was partially offset by a $75 million decrease in accumulated other comprehensive loss, $48 million in net income recorded in earnings, and the issuance of $25 million in capital stock during the period.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollars in millions):

	As of March 31, 2010		As of December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,716	$9,249	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.32%	4.00%	6.07%
Total regulatory capital*	$5,851	$9,249	$6,052	$9,185
Leverage ratio	5.00%	9.48%	5.00%	9.11%
Leverage capital	$7,314	$13,873	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $481 million and $188 million in mandatorily redeemable capital stock at March 31, 2010 and December 31, 2009, respectively.

On August 4, 2009, the Finance Agency issued a final rule that established criteria based on the amount and type of capital held by an FHLBank for four capital classifications as follows:

•	Adequately Capitalized - FHLBank meets both risk-based and minimum capital requirements

•	Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements

•	Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements

•	Critically Undercapitalized - FHLBank total capital is two percent or less of total assets.

The regulation provides that the Director will make a capital classification for each FHLBank at least quarterly and delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized. On March 31, 2010, the Bank received notification from the Director that, based on December 31, 2009 data, the Bank meets the definition of “adequately capitalized.”

As of March 31, 2010, the Bank had capital stock subject to mandatory redemption from 54 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 45 members and former members as of December 31, 2009. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding.

As of March 31, 2010 and December 31, 2009, the Bank’s activity-based stock included $2.6 billion and $1.9 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s board of directors determines on a quarterly basis any discretionary repurchases of excess shares.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the first quarters of 2010 and 2009, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease) %
	2010	2009
Net interest income	$153	$35	$118	328.80

Other loss	(59)	(10)	(49)	(485.55)

Other expense	29	27	2	3.75

Total assessments	17	–	17	(NM)

Net income (loss)	48	(2)	50	(NM)

(NM)-Not meaningful

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

Net interest income was $153 million for the first quarter of 2010, an increase of $118 million compared to the first quarter of 2009. The increase in net interest income was due primarily to the accelerated write-off of hedging-related basis adjustments due to the prepayment of advances as well as other hedging related adjustments that decreased net interest income during the first quarter of 2009.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarters of 2010 and 2009 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivative is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. Amortization associated with hedging-related basis adjustments also are reflected in net interest income, which affect interest rate spread. As noted in the below tables, during the first quarter of 2010, compared to the first quarter of 2009, the interest rate spread increased by 41 basis points. The increase in interest rate spread during the periods is due primarily to large write-offs of basis adjustments associated with hedging on prepaid advances reducing interest income as well as other hedging-related adjustments during the first quarter of 2009.

Spread and Yield Analysis

	Three Months Ended March 31,
	2010			2009
	Average		Yield/	Average		Yield/

	Balance	Interest	Rate (%)	Balance	Interest	Rate (%)
Assets

Federal funds sold	$11,552	$5	0.16	$15,833	$8	0.21

Interest-bearing deposits (1)	3,562	1	0.14	5,408	3	0.19

Certificates of deposit	576	—	0.22	—	—	—

Long-term investments (2)	22,488	253	4.56	26,774	329	4.99

Advances	111,170	72	0.26	155,402	435	1.13

Mortgage loans held for portfolio (3)	2,465	32	5.28	3,181	42	5.41

Loans to other FHLBanks	1	—	0.13	1	—	0.29

Total interest-earning assets	151,814	363	0.97	206,599	817	1.60

Allowance for credit losses on mortgage loans	(1)			(1)

Other assets	1,083			2,408

Total assets	$152,896			$209,006

Liabilities and Capital

Demand and overnight deposits	$2,814	—	0.05	$4,345	2	0.14

Other interest-bearing deposits (4)	90	—	0.14	66	—	0.20

Short-term borrowings	15,582	3	0.06	53,136	163	1.25

Long-term debt	120,445	207	0.70	134,060	615	1.86

Other borrowings	226	—	0.18	600	2	1.16

Total interest-bearing liabilities	139,157	210	0.61	192,207	782	1.65

Other liabilities	5,430			8,809

Total capital	8,309			7,990

Total liabilities and capital	$152,896			$209,006

Net interest income and net yield on interest-earning assets		$153	0.41		$35	0.07

Interest rate spread			0.36			(0.05)

Average interest-earning assets to interest-bearing liabilities			109.10			107.49

  Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the first quarter of 2010, compared to the first quarter of 2009, was primarily rate related.

	Volume and Rate Table*

	Three Months Ended March 31,
	2010 vs. 2009

	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:

Federal funds sold	$(2)	$(1)	$(3)

Interest-bearing deposits	(1)	(1)	(2)

Long-term investments	(50)	(26)	(76)

Advances	(98)	(265)	(363)

Mortgage loans held for portfolio	(9)	(1)	(10)

Total	(160)	(294)	(454)

Increase (decrease) in interest expense:

Demand and overnight deposits	—	(2)	(2)

Short-term borrowings	(69)	(91)	(160)

Long-term debt	(57)	(351)	(408)

Other borrowings	(1)	(1)	(2)

Total	(127)	(445)	(572)

(Decrease) increase in net interest income	$(33)	$151	$118

* Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Management generally uses derivative instruments to hedge net interest income, with a primary goal of stabilizing the interest-rate spread over time and mitigating interest-rate risk and cash-flow variability. The table below outlines the overall effect of derivatives and hedging activities on net interest income and other income (loss) related results (in millions). For a description regarding the individual interest components discussed below, see the Bank’s Form 10-K.

	Three Months Ended March 31,
	2010	2009
Net interest income	$153	$35

Interest components of hedging activities included in net interest income:

Hedging advances	$(891)	$(767)

Hedging consolidated obligations	383	373

Hedging related amortization	(46)	(159)

Net decrease in net interest income	$(554)	$(553)

Interest components of 8rivative activity included in other income (loss):

Purchased options	$1	$9

Synthetic macro funding	(1)	(11)

Trading securities	(39)	(33)

Net decrease in other income (loss)	$(39)	$(35)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net gains (losses) on trading securities and net (losses) gains on derivatives and hedging activities. The following table presents the components of other income (loss) (in millions):

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)

Other Income (Loss):

Net impairment losses recognized in earnings	$(46)	$(89)	$43

Net gains (losses) on trading securities	4	(34)	38

Net (losses) gains on derivatives and hedging activities	(17)	112	(129)

Other	—	1	(1)

Total other loss	$(59)	$(10)	$(49)

The overall changes in other income (loss) for the first quarter of 2010, compared to the first quarter of 2009, was due primarily to adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities). The Bank hedges trading securities with derivative transactions, and the income effect of the market-value change for these securities was offset by market-value changes in the related derivatives. In addition, during the first quarters of 2010 and 2009, the Bank recorded $46 million and $89 million, respectively, of net impairment losses recognized in earnings as part of other income (loss).

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of non-qualifying hedges in the net (losses) gains on derivatives and hedging activities classification. The following tables detail each of the components of net (losses) gains on derivatives and hedging activities (in millions):

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Total
Three Months Ended March 31, 2010

Interest-related	$—	$—	$(39)	$—	$—	$(39)

Qualifying fair value hedges	63	—	—	(14)	(3)	46

Non-qualifying hedges and other	—	—	(24)	—	—	(24)

Total gains (losses)	$63	$—	$(63)	$(14)	$(3)	$(17)

Three Months Ended March 31, 2009

Interest-related	$—	$(2)	$(33)	$—	$—	$(35)

Qualifying fair value hedges	84	—	—	19	(3)	100

Non-qualifying hedges and other	—	5	42	—	—	47

Total gains (losses)	$84	$3	$9	$19	$(3)	$112

Non-interest Expense

Non-interest expense increased by $19 million during the first quarter of 2010, compared to the first quarter of 2009, due primarily to a $17 million increase in total assessments due to an increase in income during the period.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the first quarter of 2010. In light of stress and instability in domestic and international credit markets, the Finance Agency provided liquidity guidance to each FHLBank in September 2008 and March 2009, generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank implemented this 45-day debt service goal effective January 28, 2010; prior to that, the Bank’s goal was to maintain sufficient liquidity for 90 days. The Bank determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank has been in compliance with its internal liquidity goal during the first quarter of 2010 and as of April 30, 2010.

The Bank’s principal source of liquidity is consolidated obligation debt instruments, which are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008 and continuing through the first half of 2009. During that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. The Bank’s funding costs and ability to issue longer-term and structured debt generally have returned to pre-2008 levels, but continue to reflect some market volatility.

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

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank has joint and several liability for all FHLBank COs

•	The Bank has outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at March 31, 2010 or December 31, 2009. As of March 31, 2010, the FHLBanks had $870.9 billion in aggregate par value of COs issued and outstanding, $131.9 billion of which was attributable to the Bank.

As of March 31, 2010, the Bank had outstanding standby letters of credit of approximately $19.8 billion with original terms of less than three months to 19 years, with the longest final expiration in 2025. As of December 31, 2009, the Bank had outstanding standby letters of credit of approximately $18.9 billion with original terms of less than four months to 19 years, with the longest final expiration in 2025. The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. Outstanding standby letters of credit have increased due to increased acceptance of standby letters of credit by public unit depositors as collateral for public deposits, a decrease in the credit ratings of other standby letter of credit issuers, a decrease in the number of financial institutions providing standby letters of credit or alternative forms of credit enhancement, and provisions of the Housing Act which permitted the use of FHLBank standby letters of credit as credit enhancement for tax-exempt bonds. The Housing Act provisions apply only to tax-exempt bonds issued or refunded from July 30, 2008 through December 31, 2010. It is uncertain at this time whether the Housing Act provisions related to FHLBank standby letters of credit will be extended. The Bank expects its standby letter of credit activity to continue to grow for the near future, but improvement in the financial markets and expiration of the Housing Act authority could result in a decrease in future standby letter of credit activity.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank may convert such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of March 31, 2010. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of March 31, 2010, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Director Eligibility, Elections, Compensation and Expenses

On April 5, 2010, the Finance Agency issued a final rule implementing two separate proposed rules on director elections and director compensation, respectively. Under the final rule, the redesignation of a directorship to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships causes the original directorship to terminate and creates a new directorship that will be filled by an election of the members. The final rule also repeals the statutory caps on the annual compensation that can be paid to FHLBank directors and allows each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. The final rule became effective May 5, 2010.

Board of Directors of the Office of Finance

On May 3, 2010, the Finance Agency published a final rule regarding the board of directors of the Office of Finance. The final rule will expand the Office of Finance board of directors from three members to 17 members, including the president of each of the 12 FHLBanks and five independent directors. The five independent directors will serve as the Office of Finance’s audit committee and the rule gives the audit committee increased authority over the form and content of the information that the FHLBanks provide to the Office of Finance for use in the combined financial reports. The rule becomes effective June 2, 2010.

FHLBank Investments

On May 4, 2010, the Finance Agency published a notice of proposed rulemaking regarding FHLBank investments. Among other things, the proposed rule would: (1) move the existing investment regulations from 12 C.F.R. Part 956 to 12 C.F.R. Part 1267, and (2) incorporate the current limitations on the level of an FHLBank’s MBS investments that are applicable to an FHLBank as a matter of Finance Agency financial management policy and order (including without limitation the provision limiting the amount of an FHLBank’s MBS investments to no more than 300 percent of an FHLBank’s capital). The proposal also requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether with respect to private-label MBS investments such limitations should be based on the amount of an FHLBank’s retained earnings. Comments on the proposed rule are due by July 6, 2010.

Financial Reform

Financial regulatory reform legislation being considered by Congress could have substantial direct and indirect effects on the Bank. The proposed legislation provides for the identification of systemically significant institutions and subjects the identified financial institutions to heightened supervision and regulatory requirements. If the legislation were to become law and the Bank were so identified, the Bank might become subject to new capital requirements, liquidity requirements, assessment obligations, and concentration limits, as well as a new resolution framework. Possible concentration limits may include limiting the Bank from lending an amount that exceeds 25 percent of capital stock and surplus to a member financial institution, which could have a negative effect on the Bank’s aggregate amount of advances. The proposed legislation also may impose significant changes on the Bank’s use of over-the-counter derivatives products. Depending on whether the proposed legislation is approved by Congress and signed into law and on the final content of any such legislation, the Bank’s business operations, funding costs, rights, obligations, and the manner in which the Bank carries out its housing-finance mission may be impacted. Since final passage and the scope of the legislation’s application are undetermined, it is impossible to predict the actual effects of this proposed legislation on the Bank at this time.

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

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2010		As of December 31, 2009
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	85	$ 4,364	93	$ 3,969
5-7	219	27,221	255	31,059
8	149	50,731	151	56,880
9	207	12,078	212	12,358
10	163	5,484	134	4,788

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30.0 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of March 31, 2010, no borrowers have been approved for a credit limit higher than 30.0 percent.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (“LCV”), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. Borrowers with a credit risk rating of nine or 10 currently must maintain higher collateral balances. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The following table provides information about the types of collateral held for the Bank’s advances (dollars in millions):

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2010	$100,753	$203,388	65.6	10.6	23.8

As of December 31, 2009	109,813	216,032	63.0	11.5	25.5

As of February 1, 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default.

According to the FDIC, during the first quarter of 2010, 41 FDIC-insured institutions were closed and the FDIC was named receiver, compared to 21 FDIC-institutions that were closed during the first quarter of 2009. Of the 41 FDIC-insured institutions that were closed during the first quarter of 2010, 13 were members of the Bank. All outstanding advances to those institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC.

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2010 and December 31, 2009.

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

In addition, Finance Agency regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Agency prohibits the Bank from purchasing any of the following:

•	Interest-only or principal-only stripped MBS, collateralized mortgage obligations (“CMOs”), collateralized debt obligations (“CDOs”), and real estate mortgage-investment conduits (“REMICS”)

•	Residual-interest or interest-accrual classes of CMOs and REMICs

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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities from $10.8 billion at December 31, 2009 to $16.4 billion as of March 31, 2010. As of March 31, 2010, the Bank had unsecured credit exposure to three non-U.S. government counterparties that was greater than 10 percent of total unsecured credit exposure. Additionally, the Bank had unsecured credit exposure to one non-U.S. counterparty in excess of five percent but less than 10 percent of total unsecured credit exposure.

Mortgage–backed Securities

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s long-term investment portfolio as of March 31, 2010 included $10.9 billion of private-label MBS, which represented a substantial portion, or 50.7 percent of the carrying value, of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s private-label MBS held at March 31, 2010, based on their credit ratings as of March 31, 2010 and April 30, 2010 (in millions). The credit ratings reflect the lowest rating as reported by an NRSRO.

	As of March 31, 2010
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$4,069	$3,960
AA	621	589
A	1,945	1,740
BBB	351	321
BB	814	718
B	930	797
CCC	2,495	1,927
CC	141	121
C	164	133

Total	$11,530	$10,306

	As of April 30, 2010
Investment Ratings:	Amortized Cost	Estimated Fair Value
AAA	$4,069	$3,960
AA	539	512
A	1,802	1,620
BBB	336	308
BB	798	706
B	680	604
CCC	2,983	2,327
CC	159	136
C	164	133

Total	$11,530	$10,306

The table below provides information on the credit ratings of the Bank’s private-label MBS held at December 31, 2009 (in millions). The credit ratings reflect the lowest rating as reported by an NRSRO.

	As of December 31, 2009
Investment Rating:	Amortized Cost	Estimated Fair Value
AAA	$4,477	$4,291
AA	741	684
A	2,070	1,781
BBB	302	268
BB	889	757
B	1,247	1,004
CCC	2,240	1,635
CC	148	123
C	176	137

Total	$12,290	$10,680

A portion of the Bank’s private-label MBS, or 35.3 percent, was rated AAA as of April 30, 2010 and 23.2 percent were rated AA to BBB as of April 30, 2010. Subsequent to March 31, 2010, $2.6 billion or 22.4 percent, of the Bank’s private-label MBS has been downgraded or placed on negative watch as of April 30, 2010 as outlined in the below table (in millions):

	Rating Agency Actions as of April 30, 2010
	Downgraded and Stable	Negative Watch/No Downgrade
	To Below Investment Grade	Rated Triple A	Rated Double A	Rated Single A	Rated Triple B	To Below Investment Grade

Private-label MBS	$240	$1,344	$266	$667	$40	$23

Total amortized cost	$240	$1,344	$266	$667	$40	$23

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At March 31, 2010, based on the classification by the originator at the time of origination, approximately 88.9 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The tables below provide additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollars in millions).

	Credit Ratings of Private-label MBS Backed by Prime Loans
	As of March 31, 2010
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment Rating:

AAA	$3,431	$3,406	$(80)	1.70

AA	509	504	(27)	3.88

A	1,887	1,884	(200)	8.64

BBB	356	351	(30)	9.85

Below investment grade	4,437	4,103	(684)	17.90

Total	$10,620	$10,248	$(1,021)	10.08

	Credit Ratings of Private-label MBS Backed by Alt-A Loans
	As of March 31, 2010
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment Rating:

AAA	$661	$663	$(45)	5.43

AA	117	117	(6)	4.64

A	61	61	(5)	6.53

Below investment grade	487	441	(163)	34.62

Total	$1,326	$1,282	$(219)	16.13

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollars in millions).

	As of March 31, 2010
	AAA		AA		A		BBB
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses
Prime - Year of Issuance:

2004 and prior	$3,140	$(66)	$264	$(14)	$842	$(93)	$190	$(22)

2005	122	(10)	172	(12)	962	(93)	35	(4)

2006	—	—	18	—	—	—	33	(4)

2007	169	(4)	55	(1)	—	—	98	—

2008	—	—	—	—	83	(14)	—	—

Total prime	3,431	(80)	509	(27)	1,887	(200)	356	(30)

Alt-A- Year of Issuance:

2004 and prior	661	(45)	117	(6)	61	(5)	—	—

2005	—	—	—	—	—	—	—	—

2007	—	—	—	—	—	—	—	—

Total Alt-A	661	(45)	117	(6)	61	(5)	—	—

Total	$4,092	$(125)	$626	$(33)	$1,948	$(205)	$356	$(30)

	As of March 31, 2010
	Below Investment Grade		Total

	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support (%)

Prime - Year of Issuance:

2004 and prior	$53	$(8)	$4,489	$(203)	3.0	6.6

2005	1,295	(189)	2,586	(308)	6.4	8.5

2006	1,260	(199)	1,311	(203)	9.5	8.7

2007	1,630	(273)	1,952	(278)	12.3	11.1

2008	199	(15)	282	(29)	15.7	15.8

Total prime	4,437	(684)	10,620	(1,021)	6.7	8.4

Alt-A- Year of Issuance:

2004 and prior	13	(1)	852	(57)	6.8	10.7

2005	395	(149)	395	(149)	26.7	26.2

2007	79	(13)	79	(13)	12.3	8.1

Total Alt-A	487	(163)	1,326	(219)	13.0	15.2

Total	$4,924	$(847)	$11,946	$(1,240)	7.4	9.2

	Fair Value as a Percentage of Unpaid Principal Balance
	By Year of Issuance

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Private-label MBS by Year of Issuance:

Prime:

2008	89	82	74	77	54

2007	77	75	73	64	73

2006	77	74	71	63	57

2005	85	82	81	74	66

2004 and earlier	95	94	93	89	86

Weighted-average of all prime	87	85	83	78	75

Alt-A:

2007	69	72	73	63	72

2005	54	53	49	44	44

2004 and earlier	94	92	91	88	89

Weighted-average of all Alt-A	80	79	78	74	76

Weighted-average of all private-label MBS	86	84	83	77	75

The table below provides information on the interest-rate payment terms of the Bank’s MBS backed by prime and Alt-A loans (in millions).

	As of March 31, 2010			As of December 31, 2009
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total

Private-label MBS:

Prime	$2,318	$8,302	$10,620	$2,517	$8,765	$11,282

Alt-A	683	643	1,326	723	658	1,381

Total unpaid principal balance	$3,001	$8,945	$11,946	$3,240	$9,423	$12,663

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent to 12 percent over the next six to 12 months (resulting in peak-to-trough home price declines of up to 65 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months, increase by three percent in the second year and increase by four percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred during the first quarter of 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization

Prime:

2008	9.4	9.4 to 9.4	27.7	27.7 to 27.7	43.9	43.9 to 43.9	15.8	15.8 to 15.8

2006	8.3	8.1 to 9.0	12.6	12.2 to 12.7	40.1	39.9 to 40.6	8.3	7.2 to 8.6

2005	9.9	9.9 to 9.9	14.4	14.4 to 14.4	52.1	52.1 to 52.1	8.0	8.0 to 8.0

Total prime	9.0	8.1 to 9.9	19.1	12.2 to 27.7	43.2	39.9 to 52.1	11.3	7.2 to 15.8

Alt-A:

2007	10.0	8.2 to 13.3	55.2	51.8 to 59.8	46.3	43.9 to 48.5	15.0	8.1 to 19.4

2006	9.8	8.9 to 11.7	55.6	52.9 to 58.8	48.6	46.2 to 52.1	10.8	6.7 to 13.0

2005	11.1	6.7 to 13.8	42.2	24.3 to 69.9	45.7	35.5 to 51.2	9.4	4.5 to 13.3

2004 and prior	16.0	15.1 to 19.8	27.4	9.6 to 32.5	47.9	41.6 to 49.4	13.3	11.6 to 15.5

Total Alt-A	10.7	6.7 to 19.8	49.8	9.6 to 69.9	46.7	35.5 to 52.1	12.5	4.5 to 19.4

Total	10.4	6.7 to 19.8	43.9	9.6 to 69.9	46.0	35.5 to 52.1	12.3	4.5 to 19.4

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was five percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of three percent compared to four percent in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 5 percent to 17 percent over the next six to 12 months. Thereafter, home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful housing price scenario (in millions):

	Three Months Ended March 31, 2010
	Housing Price Scenario
	Base Case			Adverse Case
	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to All Other Factors	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to All Other Factors
Other-than-temporary impaired private-label MBS model classification:
Prime	$1,482	$24	$23	$2,763	$93	$43
Alt-A	1,024	22	(5)	1,409	89	(53)

Total	$2,506	$46	$18	$4,172	$182	$(10)

As previously discussed, based on the Bank’s impairment analysis for the first quarters of 2010 and 2009, the Bank recognized total other-than-temporary impairment losses of $64 million and $698 million, respectively. The credit related portion of $46 million and $89 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $18 million and $609 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

The table below summarizes the total other-than-temporary impairment loss recorded during the periods by classification and by the duration of the unrealized loss prior to impairment (in millions):

	As of March 31, 2010
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$62	$62
Alt-A	—	2	2

Total	$—	$64	$64

	As of March 31, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$698	$698

Total	$—	$698	$698

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2010 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of March 31, 2010, the Bank had $173.8 billion in total notional amount of derivatives outstanding compared to $192.0 billion at December 31, 2009. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of March 31, 2010, 98.9 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, Barclays Bank Plc, Deutsche Bank AG and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s total notional amount, and three counterparties, Rabobank Nederland, Royal Bank of Canada, and Bank of America, National Association, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2009, 99.4 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America, National Association, BNP Paribas, Rabobank Nederland and Royal Bank of Canada, that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in millions):

	Derivative Counterparty Credit Exposure As of March 31, 2010
	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

Credit Rating:

AAA	$2,630	$—	$—	$—

AA	55,074	12	—	12

A	114,131	84	77	7

BBB	861	—	—	—

Member institutions*	1,113	4	—	—

Total derivatives	$173,809	$100	$77	$19

* Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	Derivative Counterparty Credit Exposure As of December 31, 2009
	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral

Credit Rating:

AAA	$3,002	$—	$—	$—

AA	55,489	16	—	16

A	132,409	97	92	5

BBB	25	—	—	—

Member institutions*	1,104	4	—	—

Total derivatives	$192,029	$117	$92	$21

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

Mortgage Loan Programs

In 2008, the Bank suspended new acquisitions of mortgage loans under the MPP and ceased purchasing assets under the MPF Program.

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution. These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 31, 2010, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of March 31, 2010.

Critical Accounting Policies and Estimates

A description of the Bank’s critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Issued and Adopted Accounting Guidance

See Note 2 to the interim financial statements for a discussion of recently issued and adopted accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk should be read in conjunction with the quantitative and qualitative disclosures about market risk that are included in the Bank’s Form 10-K. The information provided herein is intended to update the disclosures made in the Bank’s Form 10-K.

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

The following table summarizes the fair-value amounts of derivative financial instruments, excluding accrued interest, by product type (in millions). The category “Fair value hedges” represents hedge strategies for which hedge accounting is achieved. The category “non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP.

	Derivative Financial Instruments Excluding Accrued Interest/By Product
	As of March 31, 2010		As of December 31, 2009

	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$82,581	$(4,622)	$89,316	$(4,677)
Firm commitments	3	—	—	—
Non-qualifying hedges	1,644	(85)	1,763	(72)

Total	84,228	(4,707)	91,079	(4,749)

Investments:
Non-qualifying hedges	3,000	(312)	3,218	(289)

Total	3,000	(312)	3,218	(289)

Consolidated obligation bonds:
Fair value hedges	74,232	1,217	82,706	1,133
Non-qualifying hedges	2,537	5	2,512	6

Total	76,769	1,222	85,218	1,139

Consolidated obligation discount notes:
Fair value hedges	2,289	1	6,510	8

Total	2,289	1	6,510	8

Balance sheet:
Non-qualifying hedges	5,297	16	3,796	10

Total	5,297	16	3,796	10

Intermediary positions:
Intermediaries	2,226	—	2,208	—

Total	2,226	—	2,208	—

Total notional and fair value	$173,809	$(3,780)	$192,029	$(3,881)

Total derivatives excluding accrued interest		$(3,780)		$(3,881)
Accrued interest		44		48
Cash collateral held by counterparty -assets		3,367		3,555
Cash collateral held from counterparty - liabilities		(77)		(92)

Net derivative balance		$(446)		$(370)

Net derivative assets balance		$23		$39
Net derivative liabilities balance		(469)		(409)

Net derivative balance		$(446)		$(370)

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

Bank policy requires the Bank to maintain its effective duration of equity within a range of +5 years to –5 years, assuming current interest rates, and within a range of +7 years to –7 years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points. The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy.

	Effective Duration Exposure (In years)

	As of March 31, 2010			As of December 31, 2009

	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*

Assets	0.65	0.45	0.25	0.68	0.50	0.27

Liabilities	0.53	0.57	0.29	0.52	0.56	0.51

Equity	2.26	(1.30)	(0.32)	3.05	(0.31)	(3.57)

Effective duration gap	0.12	(0.12)	(0.04)	0.16	(0.06)	(0.24)

* The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts required by the Bank’s RMP. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of March 31, 2010.

	Additional Duration Exposure Scenarios (In years)

	As of March 31, 2010
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points *	Down 100 Basis Points *	Down 150 Basis Points *

Assets	0.62	0.58	0.52	0.45	0.24	0.04	0.05

Liabilities	0.55	0.56	0.56	0.57	0.42	0.38	0.31

Equity	1.65	0.87	(0.07)	(1.30)	(2.39)	(4.89)	(3.88)

Effective duration gap	0.07	0.02	(0.04)	(0.12)	(0.18)	(0.34)	(0.26)

* The “down” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital decreased by $154 million from December 31, 2009 to March 31, 2010, the market value of equity increased by $299 million during this same period due primarily to an increase in MBS prices relative to other fixed-income securities.

	Market Value of Equity (In millions)

	As of March 31, 2010			As of December 31, 2009

	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*

Assets	$138,891	$140,771	$141,916	$143,481	$145,582	$146,820

Liabilities	131,715	133,181	134,216	136,815	138,291	139,221

Equity	7,176	7,590	7,700	6,666	7,291	7,599

* The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended; to prevent the possibility of negative interest rates when a designated low rate environment exists.

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

Management of the Bank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the interim president and chief executive officer and chief financial officer as of the end of the period covered by this report. Based on that evaluation, the Bank’s interim president and chief executive officer and chief financial officer have concluded that the Bank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2010, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, which could materially affect the Bank’s business, financial condition or future results. The risks described in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the Interim President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on March 25, 2010 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(3)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(+)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: May 11, 2010	By: /s/ Jill Spencer
Name: Jill Spencer
Title: Interim President and Chief Executive Officer

By: /s/ Steven J. Goldstein
Name: Steven J. Goldstein
Title: Executive Vice President and Chief Financial Officer