Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Atlanta
filed 2010-08-10
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2010, was 81,077,946.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$41	$465
Deposit with other FHLBanks	2	3
Federal funds sold	14,840	10,043
Trading securities (includes $122 and $137 pledged as collateral as of June 30, 2010 and December 31, 2009, respectively, that may be repledged and includes other FHLBanks’ bonds of $79 and $72 as of June 30, 2010 and December 31, 2009, respectively)	3,436	3,553
Available-for-sale securities	3,452	2,256
Held-to-maturity securities, net (fair value of $15,685 and $16,442 as of June 30, 2010 and December 31, 2009, respectively)	15,669	17,085
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1 as of June 30, 2010 and December 31, 2009	2,313	2,522
Advances, net	100,087	114,580
Accrued interest receivable	435	515
Premises and equipment, net	34	34
Derivative assets	20	39
Other assets	262	216

TOTAL ASSETS	$140,591	$151,311

LIABILITIES
Interest-bearing deposits	$3,171	$2,989
Loans from other FHLBanks	15	—
Consolidated obligations, net:
Discount notes	16,519	17,127
Bonds	110,949	121,450

Total consolidated obligations, net	127,468	138,577

Mandatorily redeemable capital stock	508	188
Accrued interest payable	465	612
Affordable Housing Program payable	127	125
Payable to REFCORP	19	21
Derivative liabilities	448	409
Other liabilities	141	137

Total liabilities	132,362	143,058

Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15 as of June 30, 2010 and December 31, 2009	1,495	1,520
Subclass B2 issued and outstanding shares: 64 and 66 as of June 30, 2010 and December 31, 2009, respectively	6,361	6,604

Total capital stock Class B putable	7,856	8,124
Retained earnings	985	873
Accumulated other comprehensive loss	(612)	(744)

Total capital	8,229	8,253

TOTAL LIABILITIES AND CAPITAL	$140,591	$151,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$79	$271	$148	$703
Prepayment fees on advances, net	2	7	5	10
Interest-bearing deposits	2	2	3	5
Federal funds sold	8	6	13	14
Trading securities	41	50	83	104
Available-for-sale securities	45	35	84	35
Held-to-maturity securities	148	225	320	500
Mortgage loans held for portfolio	31	40	63	82

Total interest income	356	636	719	1,453

INTEREST EXPENSE
Consolidated obligations:
Discount notes	6	75	9	238
Bonds	213	455	420	1,070
Deposits	1	1	1	3
Mandatorily redeemable capital stock	—	—	—	2

Total interest expense	220	531	430	1,313

NET INTEREST INCOME	136	105	289	140

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(131)	(404)	(195)	(1,102)
Portion of impairment losses recognized in other comprehensive loss	59	358	77	967

Net impairment losses recognized in earnings	(72)	(46)	(118)	(135)

Net gains (losses) on trading securities	76	(74)	80	(108)
Net (losses) gains on derivatives and hedging activities	(58)	305	(75)	417
Other	1	1	1	2

Total other (loss) income	(53)	186	(112)	176

OTHER EXPENSE
Compensation and benefits	15	15	29	31
Other operating expenses	12	12	23	20
Finance Agency	2	1	4	3
Office of Finance	1	1	3	2
Reversal of provision for credit losses on receivable	(49)	—	(49)	—
Other	—	1	—	1

Total other expense	(19)	30	10	57

INCOME BEFORE ASSESSMENTS	102	261	167	259

Affordable Housing Program	8	21	13	21
REFCORP	19	48	31	48

Total assessments	27	69	44	69

NET INCOME	$75	$192	$123	$190

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2008	85	$8,463	$435	$(5)	$8,893
Cumulative effect of adjustment to opening balance relating to other-than-temporary impairment guidance	—	—	179	(179)	—
Issuance of capital stock	8	839	—	—	839
Repurchase/redemption of capital stock	(11)	(1,111)	—	—	(1,111)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(72)	—	—	(72)
Comprehensive loss:
Net income	—	—	190	—	190
Other comprehensive loss	—	—	—	(881)	(881)

Total comprehensive loss	—	—	—	—	(691)

BALANCE, JUNE 30, 2009	81	$8,119	$804	$(1,065)	$7,858

BALANCE, DECEMBER 31, 2009	81	$8,124	$873	$(744)	$8,253
Issuance of capital stock	1	56	—	—	56
Repurchase/redemption of capital stock	—	(4)	—	—	(4)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(320)	—	—	(320)
Comprehensive income:
Net income	—	—	123	—	123
Other comprehensive income	—	—	—	132	132

Total comprehensive income	—	—	—	—	255

Cash dividends on capital stock	—	—	(11)	—	(11)

BALANCE, JUNE 30, 2010	79	$7,856	$985	$(612)	$8,229

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$123	$190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(31)	(119)
Loss due to change in net fair value adjustment on derivative and hedging activities	569	266
Net change in fair value adjustment on trading securities	(80)	134
Net impairment losses recognized in earnings	118	135
Reversal of provision for credit losses on receivable	(49)	—
Net change in:
Accrued interest receivable	80	174
Other assets	(6)	(5)
Affordable Housing Program payable	1	(2)
Accrued interest payable	(147)	(340)
Payable to REFCORP	(2)	30
Other liabilities	4	(2)

Total adjustments	457	271

Net cash provided by operating activities	580	461

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(369)	2,154
Federal funds sold	(4,797)	2,567
Trading securities:
Proceeds from sales	—	300
Proceeds from maturities	200	228
Available-for-sale securities:
Proceeds from maturities	214	67
Held-to-maturity securities:
Net change in short-term	(1,150)	—
Proceeds from maturities	2,700	2,534
Purchases	(1,530)	(476)
Advances:
Proceeds from principal collected	35,436	67,116
Made	(20,418)	(39,322)
Mortgage loans held for portfolio:
Proceeds from principal collected	210	419
Purchase of premise, equipment and software	(6)	(5)

Net cash provided by investing activities	10,490	35,582

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30,
	2010	2009
FINANCING ACTIVITIES
Net change in:
Deposits	162	600
Borrowings from other FHLBanks	15	—
Net payments from derivatives containing a financing element	(400)	(474)
Proceeds from issuance of consolidated obligations:
Discount notes	500,664	83,390
Bonds	49,917	48,912
Bonds transferred from other FHLBanks	—	518
Payments for debt issuance costs	(10)	(19)
Payments for maturing and retiring consolidated obligations:
Discount notes	(501,221)	(99,743)
Bonds	(60,662)	(68,961)
Proceeds from issuance of capital stock	56	839
Payments for repurchase/redemption of capital stock	(4)	(1,111)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(10)
Cash dividends paid	(11)	—

Net cash used in financing activities	(11,494)	(36,059)

Net decrease in cash and cash equivalents	(424)	(16)
Cash and cash equivalents at beginning of the period	465	28

Cash and cash equivalents at end of the period	$41	$12

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$589	$1,407

AHP assessments, net	$11	$23

REFCORP assessments	$33	$3

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$320	$72

Transfer of held-to-maturity securities to available-for-sale securities	$1,220	$1,760

Transfers of mortgage loans to real estate owned	$12	$2

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

A description of the Bank’s significant accounting policies is included in Note 1 to the 2009 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of June 30, 2010.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (1) the nature of credit risk inherent in financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (3) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). Bank management does not believe that the adoption of this guidance will have any effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess these embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. Bank management does not believe that the adoption of this guidance will have any effect on the Bank’s financial condition or results of operations.

Recently Adopted Accounting Guidance

Fair Value Measurements and Disclosures. In January 2010, the FASB issued guidance that requires new disclosures related to transfers in and out of Level 1 and 2 fair value hierarchy, and activity in Level 3 fair value hierarchy, and clarifies some existing disclosure requirements about fair value measurement. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value hierarchy. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. Except for the disclosures about activity in Level 3 fair value hierarchy, the Bank adopted this guidance, effective January 1, 2010, which resulted in enhanced fair value disclosures but had no effect on the Bank’s financial condition or results of operation. Bank management does not believe that the adoption of the new disclosures about activity in Level 3 fair value hierarchy will have a material effect on the Bank’s financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of June 30, 2010	As of December 31, 2009
Government-sponsored enterprises debt obligations	$3,347	$3,470
Other FHLBank’s bond*	79	72
State or local housing agency obligations	10	11

Total	$3,436	$3,553

*	The Federal Home Loan Bank (“FHLBank”) of Chicago is the primary obligor of this consolidated obligation bond.

Net gains (losses) on trading securities for the three- and six-month periods ended June 30, 2010 included net unrealized holding gains (losses) of $75 and $80, respectively, and $(73) and $(103) for the same periods ended June 30, 2009, respectively.

Note 4—Available-for-sale Securities

During the six-month periods ended June 30, 2010 and 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer dates.

	2010			2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$467	$58	$409	$2,386	$782	$1,604
Transferred at June 30,	908	97	811	314	158	156

Total	$1,375	$155	$1,220	$2,700	$940	$1,760

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Major Security Types. Available-for-sale securities were as follows:

	As of June 30, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$4,059	$607	$—	$—	$3,452

Total	$4,059	$607	$—	$—	$3,452

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$2,995	$739	$—	$—	$2,256

Total	$2,995	$739	$—	$—	$2,256

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	47	$3,452	$607	47	$3,452	$607

Total	—	$—	$—	47	$3,452	$607	47	$3,452	$607

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	32	$2,256	$739	32	$2,256	$739

Total	—	$—	$—	32	$2,256	$739	32	$2,256	$739

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of June 30, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,271	$426	$—	$—	$1,845

Total	$2,271	$426	$—	$—	$1,845

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,259	$600	$—	$—	$1,659

Total	$2,259	$600	$—	$—	$1,659

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $10 and $2 as of June 30, 2010 and December 31, 2009, respectively.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of June 30, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,450	$—	$—	$1,450	$300	$—	$—	$300
State or local housing agency obligations	114	3	—	117	115	3	—	118
Mortgage-backed securities:
U.S. agency obligations- guaranteed	891	8	—	899	777	2	1	778
Government-sponsored enterprises	6,449	279	—	6,728	6,598	226	2	6,822
Private label	6,765	32	306	6,491	9,295	9	880	8,424

Total	$15,669	$322	$306	$15,685	$17,085	$240	$883	$16,442

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$100	$—	—	$—	$—	1	$100	$—
Mortgage-backed securities:
Government-sponsored enterprises	5	304	—	1	10	—	6	314	—
Private label	4	134	1	119	4,461	305	123	4,595	306

Total	10	$538	$1	120	$4,471	$305	130	$5,009	$306

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	$148	$1	1	$1	$—	2	$149	$1
Government-sponsored enterprises	3	220	2	2	145	—	5	365	2
Private label	14	492	7	166	7,154	873	180	7,646	880

Total	18	$860	$10	169	$7,300	$873	187	$8,160	$883

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of June 30, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,431	$11	$108	$2,334	$2,982	$3	$236	$2,749

Total	$2,431	$11	$108	$2,334	$2,982	$3	$236	$2,749

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

	As of June 30, 2010		As of December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$1,455	$1,455	$302	$302
Due after one year through five years	107	110	96	99
Due after 10 years	2	2	17	17

	1,564	1,567	415	418
Mortgage-backed securities	14,105	14,118	16,670	16,024

Total	$15,669	$15,685	$17,085	$16,442

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $42 and $49 as of June 30, 2010 and December 31, 2009, respectively.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2010 assumed current-to-trough home price declines ranging from zero percent to 12 percent over the next three to nine months beginning April 1, 2010 (resulting in peak-to-trough home price declines of up to 64.1 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months (one percent annualized for the six month period), increase by three percent in the second year and increase by four percent in each subsequent year.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

For those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2010 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2008	8.17	8.17 to 8.17	38.7	38.7 to 38.7	50.7	50.7 to 50.7	15.5	15.5 to 15.6
2007	7.71	5.70 to 9.07	16.7	12.2 to 21.6	40.7	30.2 to 47.8	7.30	5.45 to 11.2
2006	7.96	6.62 to 8.73	23.7	16.7 to 42.3	39.9	36.8 to 41.3	7.03	3.49 to 9.08
2005	10.1	5.98 to 11.8	22.9	10.3 to 28.7	42.7	32.3 to 47.8	8.31	4.44 to 10.4
Total prime	8.27	5.70 to 11.8	23.5	10.3 to 42.3	42.4	30.2 to 50.7	8.70	3.49 to 15.6

Alt-A:
2007	10.3	8.42 to 12.1	56.8	51.6 to 64.4	48.3	45.1 to 51.2	13.8	6.56 to 18.7
2006	10.5	8.40 to 12.9	54.5	47.9 to 57.6	47.7	42.5 to 53.0	9.08	5.58 to 11.8
2005	12.1	9.93 to 14.3	41.2	22.9 to 59.4	47.7	40.4 to 55.0	9.40	4.20 to 13.0
2004 and prior	16.7	16.7 to 16.7	14.3	14.3 to 14.3	31.8	31.8 to 31.8	14.9	14.9 to 14.9
Total Alt-A	10.9	8.40 to 16.7	51.2	14.3 to 64.4	47.8	31.8 to 55.0	11.4	4.20 to 18.7
Total	9.76	5.70 to 16.7	39.1	10.3 to 64.4	45.5	30.2 to 55.0	10.2	3.49 to 18.7

Based on the Bank’s impairment analysis for the three- and six-month periods ended June 30, 2010, the Bank recognized total other-than-temporary impairment losses of $131 and $195, respectively. The credit related portion of $72 and $118, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $59 and $77, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

Based on the Bank’s impairment analysis for the three- and six-month periods ended June 30, 2009, the Bank recognized total other-than-temporary impairment losses of $404 and $1,102, respectively. The credit related portion of $46 and $135, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $358 and $967, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents a roll-forward of the cumulative credit losses recognized in earnings on the Bank’s investment securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance of credit losses previously recognized in earnings, beginning of period	$367	$94	$321	$5

Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	21	9	38	83

Amount related to credit loss for which an other-than-temporary impairment was previously recognized	51	37	80	52

Balance of cumulative credit losses recognized in earnings, end of period	$439	$140	$439	$140

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

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below:

	As of June 30, 2010	As of December 31, 2009
Year of contractual maturity:
Overdrawn demand deposit accounts	$4	$—
Due in one year or less	29,213	32,808
Due after one year through two years	16,743	21,565
Due after two years through three years	13,658	14,665
Due after three years through four years	8,008	10,757
Due after four years through five years	5,695	5,910
Due after five years	21,489	24,108

Total par value	94,810	109,813
Discount on AHP* advances	(13)	(13)
Discount on EDGE** advances	(12)	(12)
Hedging adjustments	5,308	4,798
Deferred commitment fees	(6)	(6)

Total	$100,087	$114,580

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of June 30, 2010	As of December 31, 2009
Year of contractual maturity or next conversion date:
Overdrawn demand deposit accounts	$4	$—
Due or convertible in one year or less	41,353	46,848
Due or convertible after one year through two years	15,601	21,999
Due or convertible after two years through three years	11,650	11,802
Due or convertible after three years through four years	8,135	10,035
Due or convertible after four years through five years	5,227	5,463
Due or convertible after five years	12,840	13,666

Total par value	$94,810	$109,813

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of June 30, 2010 and December 31, 2009. No advance was past due as of June 30, 2010 or December 31, 2009.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further concentrated in certain larger borrowing relationships. As of June 30, 2010 and December 31, 2009, the concentration of the Bank’s advances to its 10 largest borrowers was $64,512 and $75,418, respectively, representing 68.0 percent and 68.7 percent, respectively, of total advances.

Interest-rate Payment Terms. The following table details advances by interest-rate payment type:

	As of June 30, 2010	As of December 31, 2009
Fixed-rate	$82,689	$97,743
Variable-rate	12,121	12,070

Total par value	$94,810	$109,813

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type:

	As of June 30, 2010	As of December 31, 2009
Fixed-rate	$77,735	$93,441
Simple variable-rate	21,367	16,312
Step up/down	10,237	10,334
Fixed-rate that converts to variable-rate	30	—
Variable-rate that converts to fixed-rate	25	25
Variable-rate capped floater	20	60

Total par value	$109,414	$120,172

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of June 30, 2010		As of December 31, 2009
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$49,001	1.07	$63,383	1.27
Due after one year through two years	23,341	1.18	17,743	1.76
Due after two years through three years	14,615	2.28	11,806	2.39
Due after three years through four years	7,214	3.67	9,726	3.60
Due after four years through five years	5,731	3.29	6,016	3.67
Due after five years	9,512	4.58	11,498	4.43

Total par value	109,414	1.84	120,172	2.05
Premiums	105		116
Discounts	(55)		(60)
Hedging adjustments	1,485		1,222

Total	$110,949		$121,450

The Bank’s consolidated obligation bonds outstanding included:

	As of June 30, 2010	As of December 31, 2009
Noncallable	$78,614	$86,905
Callable	30,800	33,267

Total par value	$109,414	$120,172

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of June 30, 2010	As of December 31, 2009
Year of contractual maturity or next call date:
Due or callable in one year or less	$66,660	$84,188
Due or callable after one year through two years	19,038	12,461
Due or callable after two years through three years	9,465	5,630
Due or callable after three years through four years	4,994	7,886
Due or callable after four years through five years	2,184	2,629
Due or callable after five years	7,073	7,378

Total par value	$109,414	$120,172

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2010	$16,519	$16,522	0.13

As of December 31, 2009	$17,127	$17,130	0.38

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (“Finance Agency”) regulatory capital rules and requirements, as shown in the following table:

	As of June 30, 2010		As of December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,220	$9,349	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.65%	4.00%	6.07%
Total regulatory capital*	$5,624	$9,349	$6,052	$9,185
Leverage ratio	5.00%	9.97%	5.00%	9.11%
Leverage capital	$7,030	$14,023	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $508 and $188 in mandatorily redeemable capital stock at June 30, 2010 and December 31, 2009, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance, beginning of period	$481	$1,901	$188	$44
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	42	307	335	2,174
Withdrawal	—	—	—	1
Other redemptions	—	4	—	4
Repurchase/redemption of mandatorily redeemable capital stock	—	—	—	(10)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(15)	(2,106)	(15)	(2,107)

Balance, end of period	$508	$106	$508	$106

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

The following table shows the amount of mandatorily redeemable capital stock by year of redemption:

	As of June 30, 2010	As of December 31, 2009
Contractual year of redemption:
Due after one year through two years	$11	$—
Due after two years through three years	3	11
Due after three years through four years	75	10
Due after four years through five years	407	148
Due after five years	12	19

Total	$508	$188

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 10—Accumulated Other Comprehensive Loss

Components comprising other comprehensive income (loss) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	$116	$(158)	$209	$(151)
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	39	37	79	37

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	155	(121)	288	(114)

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(98)	(158)	(156)	(767)

Other comprehensive income (loss)	$57	$(279)	$132	$(881)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for-sale Noncredit Other- Than-Temporary- Impairment Losses	Held-to-maturity Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance, December 31, 2009	$(5)	$(739)	$—	$(744)
Net change during the period	—	288	(156)	132
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	(156)	156	—

Balance, June 30, 2010	$(5)	$(607)	$—	$(612)

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

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of June 30, 2010 and December 31, 2009, there were no outstanding consolidated obligations denominated in foreign currencies.

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of June 30, 2010.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of June 30, 2010, the Bank has not sold or repledged any such collateral.

As of June 30, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was $91 and $117, respectively. These totals include $45 and $88, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $72 and $92 as of June 30, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2010 was $4,371 for which the Bank has posted collateral of $4,042 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $170 of collateral (at fair value) to its derivatives counterparties at June 30, 2010. However, the Bank’s credit rating has not changed during the six-month period ended June 30, 2010.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Total notional principal of derivatives for the Bank as an intermediary was $2,126 and $2,208 at June 30, 2010 and December 31, 2009, respectively.

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

	As of June 30, 2010			As of December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Derivatives in hedging relationships:
Interest rate swaps	$142,704	$1,702	$(5,428)	$178,532	$1,661	$(5,071)

Total derivatives in hedging relationships	142,704	1,702	(5,428)	178,532	1,661	(5,071)

Derivatives not designated as hedging instruments:
Interest rate swaps	6,416	20	(594)	7,997	14	(463)
Interest rate caps or floors	7,500	55	(35)	5,500	59	(33)

Total derivatives not designated as hedging instruments	13,916	75	(629)	13,497	73	(496)

Total derivatives before netting and collateral adjustments	$156,620	1,777	(6,057)	$192,029	1,734	(5,567)

Netting adjustments		(1,685)	1,685		(1,603)	1,603
Cash collateral and related accrued interest		(72)	3,924		(92)	3,555

Total collateral and netting adjustments*		(1,757)	5,609		(1,695)	5,158

Derivative assets and derivative liabilities		$20	$(448)		$39	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

	Three Months Ended June 30,
	2010	2009
	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$48	$197

Total net gain related to fair value hedge ineffectiveness	48	197

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(96)	106
Interest rate caps or floors	(10)	2

Total net gain related to derivatives not designated as hedging	(106)	108

Net (losses) gains on derivatives and hedging activities	$(58)	$305

	Six Months Ended June 30,
	2010	2009
	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$94	$297

Total net gain related to fair value hedge ineffectiveness	94	297

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(158)	117
Interest rate caps or floors	(11)	3

Total net gain related to derivatives not designated as hedging	(169)	120

Net (losses) gains on derivatives and hedging activities	$(75)	$417

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	Three Months Ended June 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income*
Hedged item type:
Advances	$(538)	$581	$43	$(811)
Consolidated Obligations:
Bonds	202	(197)	5	319
Discount notes	(1)	1	—	1

Total	$(337)	$385	$48	$(491)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Three Months Ended June 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income*
Hedged item type:
Advances	$2,188	$(1,995)	$193	$(869)
Consolidated Obligations:
Bonds	(560)	556	(4)	340
Discount notes	11	(3)	8	31

Total	$1,639	$(1,442)	$197	$(498)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Six Months Ended June 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income*
Hedged item type:
Advances	$(498)	$604	$106	$(1,702)
Consolidated Obligations:
Bonds	284	(293)	(9)	695
Discount notes	(8)	5	(3)	8

Total	$(222)	$316	$94	$(999)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Six Months Ended June 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income*
Hedged item type:
Advances	$3,434	$(3,157)	$277	$(1,635)
Consolidated Obligations:
Bonds	(869)	884	15	705
Discount notes	(15)	20	5	38

Total	$2,550	$(2,253)	$297	$(892)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2010, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2010, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of June 30, 2010, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of June 30, 2010
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,347	$—	$—	$3,347
Other FHLBank’s bonds	—	79	—	—	79
State or local housing agency obligations	—	10	—	—	10

Total trading securities	—	3,436	—	—	3,436

Available-for-sale:
Private-label MBS	—	—	3,452	—	3,452
Derivative assets:
Interest-rate related	—	1,777	—	(1,757)	20

Total assets at fair value	$—	$5,213	$3,452	$(1,757)	$6,908

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(6,057)	$—	$5,609	$(448)

Total liabilities at fair value	$—	$(6,057)	$—	$5,609	$(448)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2009
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,470	$—	$—	$3,470
Other FHLBanks’ bonds	—	72	—	—	72
State or local housing agency obligations	—	11	—	—	11

Total trading securities	—	3,553	—	—	3,553

Available-for-sale:
Private-label MBS	—	—	2,256	—	2,256
Derivative assets	—	1,734	—	(1,695)	39

Total assets at fair value	$—	$5,287	$2,256	$(1,695)	$5,848

Liabilities
Derivative liabilities	$—	$(5,567)	$—	$5,158	$(409)

Total liabilities at fair value	$—	$(5,567)	$—	$5,158	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and/or out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no financial instruments for which the fair value classification changed during the three- and six-month periods ended June 30, 2010 and 2009.

The following tables present a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2010	2009
Balance, beginning of period	$2,660	$1,604
Transfer of private-label MBS from held-to-maturity to available-for-sale	811	156
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(51)	(37)
Included in other comprehensive loss	32	(186)

Balance, end of period	$3,452	$1,537

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$2,256	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	1,220	1,760
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(94)	(37)
Included in other comprehensive loss	70	(186)

Balance, end of period	$3,452	$1,537

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

As of June 30, 2010, four third-party vendor prices were received for substantially all of the Bank’s investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final estimated fair values are reasonable. Based on the current lack of significant market activity for private-label MBS, the fair value measurements for such securities as of June 30, 2010 and December 31, 2009 fell within Level 3 of the fair value hierarchy. The inputs to all other investment securities are classified as Level 2 in the fair value hierarchy.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of June 30, 2010 and December 31, 2009. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at June 30, 2010 and December 31, 2009.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of June 30, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Instruments
Assets:
Cash and due from banks	$41	$41	$465	$465
Deposits with other FHLBanks	2	2	3	3
Federal funds sold	14,840	14,840	10,043	10,043
Trading securities	3,436	3,436	3,553	3,553
Available-for-sale securities	3,452	3,452	2,256	2,256
Held-to-maturity securities	15,669	15,685	17,085	16,442
Mortgage loans held for portfolio, net	2,313	2,490	2,522	2,633
Advances, net	100,087	100,403	114,580	114,572
Accrued interest receivable	435	435	515	515
Derivative assets	20	20	39	39

Liabilities:
Deposits	(3,171)	(3,171)	(2,989)	(2,989)
Loans from other FHLBanks	(15)	(15)	—	—
Consolidated obligations, net:
Discount notes	(16,519)	(16,519)	(17,127)	(17,127)
Bonds	(110,949)	(111,982)	(121,450)	(122,056)
Mandatorily redeemable capital stock	(508)	(508)	(188)	(188)
Accrued interest payable	(465)	(465)	(612)	(612)
Derivative liabilities	(448)	(448)	(409)	(409)

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $720,545 and $793,314 as of June 30, 2010 and December 31, 2009, respectively, exclusive of the outstanding consolidated obligations for which the Bank is the primary obligor.

The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2010	As of December 31, 2009
Outstanding notional	$20,137	$18,909
Original terms	Less than two months to 20 years	Less than four months to 19 years
Final expiration year	2030	2025

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $92 and $91 as of June 30, 2010 and December 31, 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2010 and December 31, 2009, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $122 and $137, respectively, which can be sold or repledged by those counterparties.

At June 30, 2010, the Bank had committed to the issuance of $1,323 (par value) in consolidated obligation bonds, all of which were hedged with associated interest rate swaps, and no commitments to issue consolidated obligation discount notes were issued that had traded but not yet settled. At December 31,

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

2009, the Bank had committed to the issuance of $2,780 (par value) in consolidated obligation bonds of which $2,775 were hedged with associated interest rate swaps, and $753 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps that had traded but not yet settled.

Prior to September 19, 2008, Lehman Brothers Special Financing Inc. (“LBSF”) was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189. The Bank recorded a $189 receivable for the net amount due and a $170 reserve at September 30, 2008 based on management’s estimate of the probable amount that would be realized. During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank’s claims on the Lehman estate is $175. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, Bank management’s estimate of the probable amount that will be realized as of June 30, 2010 is $68. The Bank increased its estimate of the probable amount that will be realized related to the net receivable due from LBSF by $49, with a corresponding reduction to “Other expense.”

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 22.9 percent of the Bank’s total regulatory capital stock as of June 30, 2010, was considered a related party. Total advances outstanding to Bank of America, National Association were $32,863 and $37,363 as of June 30, 2010 and December 31, 2009, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 at June 30, 2010 and December 31, 2009. No mortgage loans or MBS were acquired from Bank of America, National Association during the six-month period ended June 30, 2010 and 2009.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 15—Subsequent Events

On July 15, 2010, the Bank repurchased $272 of subclass B2 activity-based excess capital stock based on the shareholders’ total capital stock as of April 30, 2010.

On July 29, 2010, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $300 subclass B2 activity-based excess capital stock on August 17, 2010. The amount of activity-based excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total capital stock as of August 9, 2010.

On July 29, 2010, the Bank’s board of directors declared a cash dividend for the second quarter of 2010 in the amount of $9. The Bank paid the second quarter 2010 dividend on July 30, 2010.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the second quarter and the first six months ended June 30, 2010 and 2009. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2009.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing competitively-priced loans, which the Bank refers to as “advances,” to its members and eligible housing associates to help them meet the credit needs of their communities. The Bank also makes grants and subsidized advances under the Affordable Housing Program, and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (“COs”) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank also maintains a portfolio of investments for liquidity purposes, to provide available funds to meet member credit needs and to provide additional earnings.

Financial Condition

As of June 30, 2010, total assets were $140.6 billion, a decrease of $10.7 billion, or 7.08 percent, from December 31, 2009. This decrease was due primarily to a $14.5 billion, or 12.7 percent, decrease in advances, partially offset by a $4.5 billion increase in total investments during the period. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ increased deposit balances, slower loan growth, and access to alternative sources of funding. The increase in total investments was due primarily to a $4.8 billion increase in federal funds sold during the period due to the availability of these short-term investments at attractive interest rates.

As of June 30, 2010, total liabilities were $132.4 billion, a decrease of $10.7 billion, or 7.48 percent, from December 31, 2009. This decrease was due primarily to a $11.1 billion, or 8.02 percent, decrease in COs during the period. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

Total capital was $8.2 billion at June 30, 2010, a decrease of $24 million, or 0.29 percent, from December 31, 2009. This decrease was due primarily to the reclassification of $320 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of 10 member institutions obtaining nonmember status and the payment of $11 million in dividends during the period. This decrease was partially offset by a $132 million decrease in accumulated other comprehensive loss, $123 million in net income recorded in retained earnings, and the issuance of $56 million in capital stock during the period.

Results of Operations

The Bank recorded net income of $75 million for the second quarter of 2010, a decrease of $117 million, or 61.2 percent, from net income of $192 million for the second quarter of 2009. Although net interest income (interest earned on assets less interest expense incurred on liabilities) increased by $31 million from the second quarter of 2009, this increase was offset by a larger decrease in other income (loss), as explained in more detail in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income (Loss).” In addition, during the second quarter of 2010, compared to the second quarter of 2009, the Bank recorded a $26 million increase in net impairment losses recognized in earnings, and a $42 million decrease in total assessments. During the second quarter of 2010, the Bank increased its estimate of the probable amount that will be realized related to the net receivable due from LBSF by $49 million, with a corresponding reduction to other expense. For further discussion of the net receivable due from LBSF, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-interest Expense.”

The Bank recorded net income of $123 million for the first six months of 2010, a decrease of $67 million, or 35.4 percent, from net income of $190 million for the same period in 2009. Although net interest income increased by $149 million from the first six months of 2009, the increase was offset by a larger decrease in other income (loss), as explained in more detail herein. Net impairment losses recognized in earnings decreased by $17 million from the first six months of 2009, and total assessments decreased by $25 million. The decrease in net income from the first six months of 2009 to the first six months of 2010 was offset by the Bank’s increased estimate of the probable amount that will be realized related to the net receivable due from LBSF as discussed above.

For the second quarter and the first six months of 2010, the Bank recognized total other-than-temporary impairment losses of $131 million and $195 million, respectively. The credit related portion of $72 million and $118 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $59 million and $77 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. For the second quarter and the first six months of 2009, the Bank recognized total other-than-temporary impairment losses of $404 million and $1.1 billion, respectively. The credit related portion of $46 million and $135 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $358 million and $967 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (“ROE”) to three-month average LIBOR. The Bank’s ROE was 3.64 percent for the second quarter of 2010, compared to 10.3 percent for the second quarter of 2009. This decrease in ROE was due primarily to a decrease in net income during the period as discussed above. ROE spread to three-month average LIBOR decreased to 3.20 percent for the second quarter of 2010 as compared to 9.50 percent for the second quarter of 2009. The decrease in this spread was due primarily to a decrease in net income during the period.

The Bank’s ROE was 3.00 percent for the first six months of 2010, compared to 4.97 percent for the same period in 2009. ROE spread to three-month average LIBOR decreased between the periods, equaling 2.65 percent for the first six months of 2010 as compared to 3.93 percent for the same period in 2009. The decrease in this spread was due primarily to a decrease in net income during the period.

The Bank’s interest rate spread increased by 19 basis points and 31 basis points for the second quarter and the first six months of 2010, respectively, compared to the same periods in 2009. The increase in interest rate spread during these periods was due primarily to lower yields on advances during the second quarter and first six months of 2009 due to the write-off of hedging-related basis adjustments on advances that were prepaid.

Business Outlook

Overall economic conditions remain uncertain, despite some intermittent signs of improvements in the financial markets during parts of the second quarter of 2010. This continued uncertainty, together with increasing financial institution failures and high levels of member liquidity, could continue to impact negatively advance demand and the market value of the Bank’s private-label MBS portfolio, which could affect the Bank’s financial condition and results of operations. The Bank continues to follow a conservative capital and financial management approach in light of this ongoing market uncertainty.

Advances decreased during the second quarter of 2010 as member institutions continue to experience high levels of deposits and low levels of loan activity, and the number of member failures continues to increase. On May 3, 2010, the Federal Deposit Insurance Corporation (the “FDIC”) proposed a new regulation that would establish new risk-based assessment rates for large FDIC-insured institutions, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, requires the FDIC to base deposit insurance assessments on an insured depository institution’s average consolidated total assets minus its average tangible equity, rather than on its deposit base. The change in how assessments are calculated could have the effect of encouraging such institutions to favor deposits over advances as a funding source. Further, on June 28, 2010, the FDIC published a final rule extending the Transaction Account Guarantee (“TAG”) program, providing FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts through December 31, 2010. The Dodd-Frank Act expanded TAG coverage to certain accounts that were previously excluded under the FDIC rule and statutorily extended TAG through December 31, 2012. These FDIC actions may increase the already high level of deposits at member institutions. Despite the existing high levels of member liquidity and ongoing member failures, the Bank saw some tentative stabilization of advances at certain points during the second quarter of 2010 as the Bank was able to maintain competitive advances pricing. However, the Bank expects advances to continue to decrease in the near future.

Although the credit related portion of other-than-temporary impairment losses recognized in earnings decreased during the second quarter of 2010 compared to the second quarter of 2009, market values for private-label MBS remain uncertain and the Bank expects credit related losses from other-than-temporarily impaired private-label MBS to continue to impact negatively net income throughout 2010. These losses were offset partially during the second quarter of 2010 by a $49 million increase in the Bank’s estimate of the probable amount that will be realized related to the net receivable due from LBSF, with a corresponding reduction to other expense.

The board of directors approved a repurchase of $272 million of excess activity-based stock based on the shareholders’ total capital stock as of April 30, 2010, which repurchase occurred on July 15, 2010. On July 29, 2010, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $300 million of subclass B2 activity-based excess capital stock on August 17, 2010. The amount of activity-based excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total capital stock as of August 9, 2010.

On July 29, 2010, the Bank’s board of directors declared a cash dividend for the second quarter of 2010 in the amount of $9 million. The Bank paid the second quarter 2010 dividend on July 30, 2010. The Bank’s capital ratios remain higher than in previous years. A discussion of the board of directors’ recent capital management and dividend decisions is contained in the Bank’s Form 10-K.

Summary of Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Statements of Condition (at period end)
Total assets	$140,591	$146,281	$151,311	$163,410	$170,206
Investments (1)	37,399	37,337	32,940	34,165	32,016
Mortgage loans	2,314	2,419	2,523	2,645	2,834
Allowance for loan losses	(1)	(1)	(1)	(1)	(1)
Advances, net	100,087	105,474	114,580	125,823	134,503
Deposits	3,171	2,941	2,989	3,353	4,148
Consolidated obligations, net:
Discount notes	16,519	17,778	17,127	28,418	38,672
Bonds	110,949	115,492	121,450	121,777	117,756
Total consolidated obligations, net (2)	127,468	133,270	138,577	150,195	156,428
Mandatorily redeemable capital stock	508	481	188	130	106
Affordable Housing Program payable	127	128	125	123	138
Payable to REFCORP	19	14	21	1	30
Capital stock - putable	7,856	7,852	8,124	8,156	8,119
Retained earnings	985	916	873	799	804
Accumulated other comprehensive loss	(612)	(669)	(744)	(791)	(1,065)
Total capital	8,229	8,099	8,253	8,164	7,858

Statements of Income
Net interest income	136	153	162	102	105
Net impairment losses recognized in earnings	(72)	(46)	(52)	(129)	(46)
Net gains (losses) on trading securities	76	4	(52)	25	(74)
Net (losses) gains on derivatives and hedging activities	(58)	(17)	81	45	305
Other income (loss) (3)	1	—	—	1	1
Other expenses (4)	(19)	29	27	29	30
Income before assessments	102	65	112	15	261
Assessments	27	17	30	4	69
Net income	75	48	82	11	192

Performance Ratios
Return on equity (5)	3.64%	2.36%	3.95%	0.55%	10.3%
Return on assets (6)	0.20%	0.13%	0.20%	0.03%	0.41%
Net interest margin (7)	0.38%	0.41%	0.40%	0.24%	0.23%
Regulatory capital ratio (at period end) (8)	6.65%	6.32%	6.07%	5.56%	5.30%
Equity to assets ratio (9)	5.63%	5.43%	5.07%	4.65%	3.98%
Dividend payout ratio (10)	6.97%	11.5%	10.2%	142.1%	0.00%

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.
(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par values of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were as follows (in millions):

June 30, 2010	$720,545
March 31, 2010	739,010
December 31, 2009	793,314
September 30, 2009	825,080
June 30, 2009	900,968

(3)	Other income (loss) includes service fees and other.

(4)	Includes $49 million which represents the reversal of a portion of the provision for credit losses established on a receivable due from a past derivative counterparty with the Bank. See Note 13 to the interim financial statements for additional information.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared during the period divided by net income during the period.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below:

	As of June 30, 2010		As of December 31, 2009		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$100,087	71.20	$114,580	75.72	$(14,493)	(12.65)
Long-term investments	21,107	15.01	22,594	14.93	(1,487)	(6.59)
Short-term investments	16,292	11.59	10,346	6.84	5,946	57.47
Mortgage loans, net	2,313	1.64	2,522	1.67	(209)	(8.31)
Other assets	792	0.56	1,269	0.84	(477)	(37.48)

Total assets	$140,591	100.00	$151,311	100.00	$(10,720)	(7.08)

Consolidated obligations, net:
Discount notes	$16,519	12.48	$17,127	11.97	$(608)	(3.55)
Bonds	110,949	83.82	121,450	84.90	(10,501)	(8.65)
Loans from other FHLBanks	15	0.01	—	—	15	NM
Deposits	3,171	2.40	2,989	2.09	182	6.08
Other liabilities	1,708	1.29	1,492	1.04	216	14.52

Total liabilities	$132,362	100.00	$143,058	100.00	$(10,696)	(7.48)

Capital stock	$7,856	95.47	$8,124	98.44	$(268)	(3.30)
Retained earnings	985	11.97	873	10.58	112	12.84
Accumulated other comprehensive loss	(612)	(7.44)	(744)	(9.02)	132	17.71

Total capital	$8,229	100.00	$8,253	100.00	$(24)	(0.29)

(NM)- Not meaningful

Advances

Advances were $100.1 billion at June 30, 2010, a decrease of $14.5 billion, or 12.7 percent, from December 31, 2009. This decrease was due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ increased deposit balances, slower loan growth, and access to alternative sources of funding.

At June 30, 2010, 87.2 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. Of the par value of $94.8 billion of advances outstanding as of June 30, 2010, $76.7 billion, or 80.9 percent, had their terms reconfigured through the use of interest rate exchange agreements. Of the par value of $109.8 billion of advances outstanding at December 31, 2009, $91.1 billion, or 82.9 percent, had their terms reconfigured through the use of interest-rate exchange agreements. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
June 30, 2010	$64,512	68.0
December 31, 2009	75,418	68.7

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

	As of June 30, 2010	As of December 31, 2009	Increase/(Decrease)
			Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2	$3	$(1)	(8.72)
Certificates of deposit	1,450	300	1,150	383.33
Federal funds sold	14,840	10,043	4,797	47.75

Total short-term investments	16,292	10,346	5,946	57.47

Long-term investments:
State or local housing agency obligations	124	126	(2)	(1.18)
U.S. government agency securities	3,426	3,542	(116)	(3.30)
Mortgage-backed securities:
U.S. government agency securities	7,340	7,375	(35)	(0.48)
Private label	10,217	11,551	(1,334)	(11.55)

Total mortgage-backed securities	17,557	18,926	(1,369)	(7.24)

Total long-term investments	21,107	22,594	(1,487)	(6.59)

Total investments	$37,399	$32,940	$4,459	13.53

Short-term investments were $16.3 billion at June 30, 2010, an increase of $5.9 billion, or 57.5 percent, from December 31, 2009. The increase in short-term investments was due to a $1.2 billion increase in certificates of deposit and a $4.8 billion increase in federal funds sold available at attractive interest rates during the period.

Long-term investments were $21.1 billion at June 30, 2010, a decrease of $1.5 billion, or 6.59 percent, from December 31, 2009. The decrease in long-term investments was due primarily to principal repayments and maturities during the period and the lack of quality MBS at attractive prices. In addition, during the first six months of 2010, the Bank recorded total other-than-temporary impairment losses of $195 million related to its private-label MBS, of which $118 million was recognized in earnings.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent, or in certain circumstances 600 percent, of the FHLBank’s previous month-end capital plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 201 percent and 224 percent of total capital plus mandatorily redeemable capital stock at June 30, 2010 and December 31, 2009, respectively. The Bank has been below its target range of 250 percent to 275 percent due to a lack of quality MBS at attractive prices during recent market conditions.

As of June 30, 2010, the Bank had a total of 47 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $607 million and a total of 130 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $306 million. As of December 31, 2009, the Bank had a total of 32 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $739 million, and a total of 187 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $883 million.

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

Based on the impairment analysis described above, for the second quarter and first six months of 2010, the Bank recognized total other-than-temporary impairment losses of $131 million and $195 million, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $72 million and $118 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $59 million and $77 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. For the second quarter and first six months of 2009, the Bank recognized total other-than-temporary impairment losses of $404 million and $1.1 billion, respectively, related to private-label MBS in its investment securities portfolio. The credit related portion of $46 million and $135 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $358 million and $967 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

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

Mortgage Loans Held for Portfolio

Mortgage loans held for portfolio were $2.3 billion at June 30, 2010, a decrease of $209 million, or 8.31 percent, from December 31, 2009. The decrease in mortgage loans held was due primarily to the maturity of these assets during the period. In 2006, the Bank ceased purchasing assets under the Affordable Multifamily Participation Program, and in 2008 the Bank ceased purchasing assets under the Mortgage Partnership Finance Program (“MPF Program”) and suspended acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”). If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note. The Bank purchased loans with maturity dates extending to 2038.

As of June 30, 2010 and December 31, 2009, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional MPF Program and MPP loans held for portfolio for the five largest state concentrations.

	As of June 30, 2010	As of December 31, 2009
	Percent of Total	Percent of Total
South Carolina	24.64	24.49
Florida	19.71	19.16
North Carolina	14.79	15.13
Georgia	14.60	14.47
Virginia	9.22	9.26
All other	17.04	17.49

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 90.7 percent of the $140.6 billion in total assets at June 30, 2010, remaining relatively stable from the financing ratio of 91.6 percent as of December 31, 2009.

Consolidated obligation bonds were $110.9 billion at June 30, 2010, a decrease of $10.5 billion, or 8.65 percent, from December 31, 2009. Consolidated obligation discount notes were $16.5 billion at June 30, 2010, a decrease of $608 million, or 3.55 percent, from December 31, 2009. The decrease in consolidated obligations corresponds to the decrease in demand for advances by the Bank’s members during the first six months of 2010 and the increase in liquidity from advance prepayments as a result of member failures. Consolidated obligation bonds outstanding at June 30, 2010 and December 31, 2009 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates on them, in effect, into short-term variable interest rates, usually based on LIBOR. Of the par value of $109.4 billion of consolidated obligation bonds outstanding at June 30, 2010, $69.0 billion, or 63.0 percent, had their terms reconfigured through the use of interest-rate exchange agreements. The comparable notional amount of such outstanding derivatives at December 31, 2009 was $85.2 billion, or 70.9 percent, of the par value of consolidated obligation bonds.

As of June 30, 2010, callable consolidated obligation bonds constituted 28.2 percent of the total par value of consolidated obligation bonds outstanding, compared to 27.7 percent at December 31, 2009. This increase was due to market conditions that made the issuance of callable fixed maturity debt more attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s consolidated obligation bonds generally are callable by the counterparty. The Bank generally will call a hedged consolidated obligation bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Deposits totaled $3.2 billion as of June 30, 2010, compared to $3.0 billion as of December 31, 2009.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2010.

Capital

Total capital was $8.2 billion at June 30, 2010, a decrease of $24 million, or 0.29 percent, from December 31, 2009. This decrease was due primarily to the reclassification of $320 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of 10 member institutions obtaining nonmember status and the payment of $11 million in dividends during the period. Members obtain nonmember status as a result of a merger into, or acquisition of all or substantially all of the member’s assets and liabilities by, a nonmember, or though transfer by the FDIC of a failed member’s assets and liabilities to a nonmember purchaser. This decrease was partially offset by a $132 million decrease in accumulated other comprehensive loss, $123 million in net income recorded in retained earnings, and the issuance of $56 million in capital stock during the period.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollars in millions):

	As of June 30, 2010		As of December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,220	$9,349	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.65%	4.00%	6.07%
Total regulatory capital*	$5,624	$9,349	$6,052	$9,185
Leverage ratio	5.00%	9.97%	5.00%	9.11%
Leverage capital	$7,030	$14,023	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $508 million and $188 million in mandatorily redeemable capital stock at June 30, 2010 and December 31, 2009, respectively.

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

The regulation provides that the Director of the Finance Agency (the “Director”) will make a capital classification for each FHLBank at least quarterly and delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized. On June 28, 2010, the Bank received notification from the Director that, based on March 31, 2010 data, the Bank meets the definition of “adequately capitalized.”

As of June 30, 2010, the Bank had capital stock subject to mandatory redemption from 54 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 45 members and former members as of December 31, 2009. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the date on which the activity no longer remains outstanding.

As of June 30, 2010 and December 31, 2009, the Bank’s activity-based stock included $2.9 billion and $1.9 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s board of directors determines on a quarterly basis any discretionary repurchases of excess shares. On July 15, 2010, the Bank repurchased $272 million of B2 activity-based excess capital stock based on the shareholders’ total capital stock as of April 30, 2010.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2010 and 2009, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Net interest income	$136	$105	$31	31.1	$289	$140	$149	107.2
Other (loss) income	(53)	186	(239)	(128.7)	(112)	176	(288)	(163.7)
Other expense	(19)	30	(49)	(163.2)	10	57	(47)	(82.1)
Total assessments	27	69	(42)	(61.1)	44	69	(25)	(35.6)
Net income	75	192	(117)	(61.2)	123	190	(67)	(35.4)

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

For the second quarter and first six months of 2010, the Bank recorded net interest income of $136 million and $289 million, respectively, an increase of $31 million and $149 million, respectively, compared to the same periods in 2009. The increase in net interest income during the periods is due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid as well as other hedging-related adjustments that decreased net interest income during the second quarter and first six months of 2009.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2010 and 2009 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivative is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. Amortization associated with hedging-related basis adjustments also are reflected in net interest income, which affect interest rate spread. As noted in the below tables, during the second quarter and first six months of 2010, compared to the same periods in 2009, the interest rate spread increased by 19 basis points and 31 basis points, respectively. The increase in interest rate spread during the periods is due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid as well as other hedging-related adjustments during the second quarter and first six months of 2009.

Spread and Yield Analysis

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,708	$8	0.26	$10,673	$6	0.20
Interest-bearing deposits (1)	3,407	2	0.20	4,475	2	0.18
Certificates of deposit	848	1	0.41	—	—	—
Long-term investments (2)	21,456	233	4.34	25,359	310	4.90
Advances	102,961	81	0.32	141,841	278	0.79
Mortgage loans held for portfolio (3)	2,366	31	5.25	2,953	40	5.33
Loans to other FHLBanks	—	—	—	2	—	0.19

Total interest-earning assets	144,746	356	0.99	185,303	636	1.37

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,035			1,396

Total assets	$145,780			$186,698

Liabilities and Capital
Deposits (4)	$2,958	1	0.06	$4,627	1	0.10
Short-term borrowings	15,507	6	0.15	45,172	75	0.66
Long-term debt	113,521	213	0.75	121,197	455	1.51
Other borrowings	503	—	0.26	622	—	0.06

Total interest-bearing liabilities	132,489	220	0.67	171,618	531	1.24

Other liabilities	5,085			7,643
Total capital	8,206			7,437

Total liabilities and capital	$145,780			$186,698

Net interest income and net yield on interest-earning assets		$136	0.38		$105	0.23

Interest rate spread			0.32			0.13

Average interest-earning assets to interest-bearing liabilities			109.25			107.97

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$12,636	$13	0.21	$13,238	$14	0.21
Interest-bearing deposits (1)	3,484	3	0.17	4,939	5	0.19
Certificates of deposit	713	1	0.33	—	—	—
Long-term investments (2)	21,969	486	4.46	26,189	639	4.92
Advances	107,043	153	0.29	148,584	713	0.97
Mortgage loans held for portfolio (3)	2,415	63	5.27	3,066	82	5.37
Loans to other FHLBanks	1	—	0.13	2	—	0.22

Total interest-earning assets	148,261	719	0.98	196,018	1,453	1.49

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,058			1,774

Total assets	$149,318			$197,791

Liabilities and Capital
Deposits (4)	$2,931	1	0.06	$4,520	3	0.12
Short-term borrowings	15,544	9	0.11	49,132	238	0.98
Long-term debt	116,964	420	0.72	127,593	1,070	1.69
Other borrowings	366	—	0.23	611	2	0.60

Total interest-bearing liabilities	135,805	430	0.64	181,856	1,313	1.46

Other liabilities	5,256			8,223
Total capital	8,257			7,712

Total liabilities and capital	$149,318			$197,791

Net interest income and net yield on interest-earning assets		$289	0.39		$140	0.14

Interest rate spread			0.34			0.03

Average interest-earning assets to interest-bearing liabilities			109.17			107.79

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the second quarter and first six months of 2010, compared to the same periods in 2009, was primarily rate related.

Volume and Rate Table*

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 vs. 2009			2010 vs. 2009
	Volume	Rate	Increase/ (Decrease)	Volume	Rate	Increase/ (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$1	$1	$2	$(1)	$—	$(1)
Interest-bearing deposits	—	—	—	(1)	(1)	(2)
Certificates of deposit	—	1	1	—	1	1
Long-term investments	(44)	(33)	(77)	(97)	(56)	(153)
Advances	(62)	(135)	(197)	(160)	(400)	(560)
Mortgage loans held for portfolio	(8)	(1)	(9)	(17)	(2)	(19)
Loans to other FHLBanks	—	—	—	—	—	—

Total	(113)	(167)	(280)	(276)	(458)	(734)

Increase (decrease) in interest expense:
Deposits	—	—	—	(1)	(1)	(2)
Short-term borrowings	(32)	(37)	(69)	(100)	(129)	(229)
Long-term debt	(27)	(215)	(242)	(83)	(567)	(650)
Other borrowings	—	—	—	(1)	(1)	(2)

Total	(59)	(252)	(311)	(185)	(698)	(883)

(Decrease) increase in net interest income	$(54)	$85	$31	$(91)	$240	$149

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net interest income	$136	$105	$289	$140

Interest components of hedging activities included in net interest income:
Hedging advances	$(811)	$(868)	$(1,702)	$(1,635)
Hedging consolidated obligations	320	370	703	743
Hedging related amortization	(44)	(137)	(90)	(296)

Net decrease in net interest income	$(535)	$(635)	$(1,089)	$(1,188)

Interest components of derivative activity included in other income (loss):
Purchased options	$2	$11	$3	$20
Synthetic macro funding	(1)	(8)	(2)	(19)
Trading securities	(38)	(37)	(77)	(70)

Net decrease in other income (loss)	$(37)	$(34)	$(76)	$(69)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net gains (losses) on trading securities and net (losses) gains on derivatives and hedging activities. The following table presents the components of other income (loss) (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2010	2009		2010	2009
Other Income (Loss):
Net impairment losses recognized in earnings	$(72)	$(46)	$(26)	$(118)	$(135)	$17
Net gains (losses) on trading securities	76	(74)	150	80	(108)	188
Net (losses) gains on derivatives and hedging activities	(58)	305	(363)	(75)	417	(492)
Other	1	1	—	1	2	(1)

Total other (loss) income	$(53)	$186	$(239)	$(112)	$176	$(288)

The overall changes in other income (loss) for the second quarter and first six months of 2010, compared to the same periods in 2009, were due primarily to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities).

During the first six months of 2010 and 2009, including the second quarter of 2010 and 2009, the Bank held approximately $3 billion of debt securities classified as trading that were in non-qualifying hedging relationships using interest rate swaps. Gains and losses on the securities and derivatives are recorded on different lines within the other income (loss) section of the income statement. During the second quarter of 2010, the Bank recorded securities gains of $76 million, which were partially offset by derivative losses of $62 million. For the second quarter of 2009, the trading securities loss was $74 million, which was offset by derivative gains of $131 million. In addition, gains from ineffective hedges, primarily caused by changes in LIBOR, net of related amortizations primarily associated with re-designations, were $48 million during the second quarter of 2010 as compared to gains of $197 million for the second quarter of 2009. The amortizations were offset by amortizations associated with de-designated hedges that are recorded in interest income. These items comprise the majority of the $58 million of derivative losses recorded during the second quarter of 2010 and $305 million of derivative gains recorded during the second quarter of 2009.

During the first six months of 2010, the Bank recorded securities gains of $80 million, which were partially offset by derivative losses of $85 million. For the first six months of 2009, the trading securities loss was $108 million, which was offset by derivative gains of $174 million. In addition, gains from ineffective hedges, primarily caused by changes in LIBOR, net of related amortization primarily associated with re-designations, were $94 million during 2010 as compared to gains of $297 million for the first six months of 2009. The amortizations were offset by amortizations associated with de-designated hedges that are recorded in interest income. These items comprise the majority of the $75 million of derivative losses recorded during 2010 and $417 million of derivative gains recorded during the first six months of 2009.

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of non-qualifying hedges in the net (losses) gains on derivatives and hedging activities classification. The following tables detail each of the components of net (losses) gains on derivatives and hedging activities (in millions):

Net (Losses) Gains on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Total
Three Months Ended June 30, 2010
Interest-related	$—	$1	$(38)	$—	$—	$(37)
Qualifying fair value hedges	43	—	—	5	—	48
Non-qualifying hedges and other	—	(7)	(62)	—	—	(69)

Total gains (losses)	$43	$(6)	$(100)	$5	$—	$(58)

Three Months Ended June 30, 2009
Interest-related	$—	$3	$(37)	$—	$—	$(34)
Qualifying fair value hedges	192	—	—	(3)	8	197
Non-qualifying hedges and other	—	11	131	—	—	142

Total gains (losses)	$192	$14	$94	$(3)	$8	$305

Six Months Ended June 30, 2010
Interest-related	$—	$1	$(77)	$—	$—	$(76)
Qualifying fair value hedges	106	—	—	(9)	(3)	94
Non-qualifying hedges and other	—	(7)	(86)	—	—	(93)

Total gains (losses)	$106	$(6)	$(163)	$(9)	$(3)	$(75)

Six Months Ended June 30, 2009
Interest-related	$—	$1	$(70)	$—	$—	$(69)
Qualifying fair value hedges	276	—	—	16	5	297
Non-qualifying hedges and other	—	16	173	—	—	189

Total gains	$276	$17	$103	$16	$5	$417

Non-interest Expense

Non-interest expense decreased by $91 million and $72 million during the second quarter and the first six months of 2010, respectively, compared to the same periods in 2009. The decrease in non-interest expense is due to a decrease in total assessments resulting from a decrease in income during the periods and a $49 million increase in the Bank’s estimate of the probable amount that will be realized related to the net receivable due from LBSF, with a corresponding reduction to other expense.

Prior to September 19, 2008, LBSF was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189 million. The Bank recorded a $189 million receivable for the net amount due and a $170 million reserve at September 30, 2008 based on management’s estimate of the probable amount that would be realized. During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank’s claims on the Lehman estate is $175 million. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, Bank management’s estimate of the probable amount that will be realized as of June 30, 2010 is $68 million. The Bank increased its estimate of the probable amount that will be realized related to the net receivable due from LBSF by $49 million, with a corresponding reduction to other expense.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the second quarter and first six months of 2010. In light of stress and instability in domestic and international credit markets, the Finance Agency provided liquidity guidance to each FHLBank in September 2008 and March 2009, generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank attempts to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank implemented this 45-day debt service goal effective January 28, 2010; prior to that, the Bank’s goal was to maintain sufficient liquidity for 90 days. The Bank determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank has been in compliance with its internal liquidity goal during the second quarter and first six months of 2010 and as of July 31, 2010.

The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008 and continuing through the first half of 2009. During that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. The Bank’s funding costs and ability to issue longer-term and structured debt generally have returned to pre-2008 levels, but continue to reflect some market volatility.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at June 30, 2010 or December 31, 2009. As of June 30, 2010, the FHLBanks had $846.5 billion in aggregate par value of COs issued and outstanding, $125.9 billion of which was attributable to the Bank.

As of June 30, 2010, the Bank had outstanding standby letters of credit of approximately $20.1 billion with original terms of less than two months to 20 years, with the longest final expiration in 2030. As of December 31, 2009, the Bank had outstanding standby letters of credit of approximately $18.9 billion with original terms of less than four months to 19 years, with the longest final expiration in 2025. The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. Outstanding standby letters of credit have increased due to increased acceptance of standby letters of credit by public unit depositors as collateral for public deposits, a decrease in the credit ratings of other standby letter of credit issuers, a decrease in the number of financial institutions providing standby letters of credit or alternative forms of credit enhancement, and provisions of the Housing and Economic Recovery Act of 2008 (the “Housing Act”) which permitted the use of FHLBank standby letters of credit as credit enhancement for tax-exempt bonds. The Housing Act provisions apply only to tax-exempt bonds issued or refunded from July 30, 2008 through December 31, 2010. It is uncertain at this time whether the Housing Act provisions related to FHLBank standby letters of credit will be extended, as any extension must be implemented by statute. The Bank expects its standby letter of credit activity to continue to grow for the near future, but improvement in the financial markets and expiration of the Housing Act authority could result in a decrease in future standby letter of credit activity.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank may convert such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of June 30, 2010. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of June 30, 2010, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Finance Agency Conservatorship and Receivership

On July 9, 2010, the Finance Agency issued a notice of proposed rulemaking to establish a framework for conservatorship and receivership operations for Fannie Mae and Freddie Mac, both of which are currently in conservatorship, and the FHLBanks, which are subject to the conservatorship and receivership authority of the Finance Agency (collectively, the “GSEs”). The proposed rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts and the priorities of claims for contract parties and other claimants, largely in parallel to the conservator and receivership rules applicable to the Federal Deposit Insurance Corporation. Comments on the proposed rule are due by September 7, 2010.

Financial Reform

On July 21, 2010, the Dodd-Frank Act was enacted into law. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions, (2) regulates the over-the-counter derivatives market, and (3) establishes new requirements, including a risk-retention requirement, for MBS. The Bank’s business operations, funding costs, rights, and obligations, and the manner in which the Bank carries out its housing finance mission may be affected by the Dodd-Frank Act. The Bank is reviewing the Dodd-Frank Act; however, the Bank is unable to predict at this time the actual effects of the Dodd-Frank Act until implementing regulations are issued and certain determinations under the Dodd-Frank Act are made.

Housing Finance Reform

On April 14, 2010, the U.S. Department of the Treasury (“Treasury”) and the U.S. Department of Housing and Urban Development (“HUD”) issued a series of questions for public comment regarding the future of housing finance policy in the United States. Treasury and HUD will consider such public comments as they develop recommendations regarding the future of the housing GSEs, including the FHLBanks.

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

A detailed discussion of the Bank’s management of these risks is contained in the Bank’s Form 10-K and under Item 3, “Quantitative and Qualitative Disclosure About Market Risk” below.

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

	As of June 30, 2010		As of December 31, 2009
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	81	$11,165	93	$3,969
5-7	195	19,374	255	31,059
8	140	45,616	151	56,880
9	193	11,609	212	12,358
10	173	6,023	134	4,788

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of June 30, 2010, 13 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2010	$94,810	$193,141	65.36	10.27	24.37

As of December 31, 2009	109,813	216,032	63.00	11.50	25.50

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

According to the FDIC, during the second quarter of 2010, 45 FDIC-insured institutions were closed and the FDIC was named receiver, compared to 24 FDIC-insured institutions that were closed during the second quarter of 2009. Of the 45 FDIC-insured institutions that were closed during the second quarter of 2010, 11 were members of the Bank. All outstanding advances to those institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC.

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2010 and December 31, 2009.

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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities (“non-U.S. government counterparties”) from $10.8 billion at December 31, 2009 to $16.8 billion as of June 30, 2010. The Bank’s unsecured credit exposure comprises primarily federal funds sold. There were nine non-U.S. government counterparties that represented in excess of five percent but less than 10 percent, and zero non-U.S. government counterparties that represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government counterparties.

Mortgage-backed Securities

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s long-term investment portfolio as of June 30, 2010 included $10.2 billion of private-label MBS, which represented a substantial portion, or 48.4 percent of the carrying value, of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s private-label MBS held at June 30, 2010, based on their credit ratings as of June 30, 2010 and July 31, 2010 (in millions). The credit ratings reflect the lowest rating as reported by an NRSRO.

	As of June 30, 2010
	Amortized Cost	Estimated Fair Value
Investment Ratings:
AAA	$3,624	$3,583
AA	499	483
A	1,157	1,058
BBB	302	278
BB	1,042	981
B	1,067	948
CCC	2,826	2,339
CC	153	138
C	154	135

Total	$10,824	$9,943

	As of July 31, 2010
	Amortized Cost	Estimated Fair Value
Investment Ratings
AAA	$3,543	$3,503
AA	454	438
A	1,191	1,093
BBB	394	368
BB	1,042	981
B	1,067	948
CCC	2,685	2,218
CC	278	247
C	170	147

Total	$10,824	$9,943

The table below provides information on the credit ratings of the Bank’s private-label MBS held at December 31, 2009 (in millions). The credit ratings reflect the lowest rating as reported by an NRSRO.

	As of December 31, 2009
	Amortized Cost	Estimated Fair Value
Investment Ratings:
AAA	$4,477	$4,291
AA	741	684
A	2,070	1,781
BBB	302	268
BB	889	757
B	1,247	1,004
CCC	2,240	1,635
CC	148	123
C	176	137

Total	$12,290	$10,680

A portion of the Bank’s private-label MBS, or 32.7 percent, was rated AAA as of July 31, 2010 and 18.8 percent were rated AA to BBB as of July 31, 2010. Subsequent to June 30, 2010, $156 million or 1.44 percent, of the Bank’s private-label MBS has been downgraded as of July 31, 2010 as outlined in the below table (in millions):

	Rating Agency Actions as of July 31, 2010
	Downgraded and Stable
	To Double A	To Single A	To Triple BBB
Private-label MBS	$30	$34	$92

Total amortized cost	$30	$34	$92

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At June 30, 2010, based on the classification by the originator at the time of origination, approximately 88.7 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The tables below provide additional information on the credit rating of the Bank’s private-label MBS backed by prime and Alt-A loans (dollars in millions).

	Credit Ratings of Private-label MBS Backed by Prime Loans As of June 30, 2010
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment Rating:
AAA	$3,015	$2,993	$(50)	1.97
AA	392	388	(13)	4.43
A	1,103	1,099	(95)	10.28
BBB	302	302	(24)	10.24
Below investment grade	5,226	4,813	(558)	16.06

Total	$10,038	$9,595	$(740)	10.56

	Credit Ratings of Private-label MBS Backed by Alt-A Loans As of June 30, 2010
	Unpaid Principal Balance	Amortized Cost	Gross Unrealized Losses	Collateral Delinquency (%)
Investment Rating:
AAA	$629	$631	$(23)	5.84
AA	111	111	(4)	5.34
A	58	58	(4)	5.55
Below investment grade	477	429	(142)	33.68

Total	$1,275	$1,229	$(173)	16.20

The tables below provide additional information on the Bank’s private-label MBS by year of issuance (dollars in millions).

	As of June 30, 2010
	AAA		AA		A		BBB
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses
Prime - Year of Issuance:
2008	$—	$—	$—	$—	$—	$—	$—	$—
2007	—	—	46	(1)	—	—	—	—
2006	—	—	—	—	—	—	—	—
2005	113	(7)	100	(3)	305	(16)	118	(6)
2004 and prior	2,902	(43)	246	(9)	798	(79)	184	(18)

Total prime	3,015	(50)	392	(13)	1,103	(95)	302	(24)

Alt-A- Year of Issuance:
2007	—	—	—	—	—	—	—	—
2005	—	—	—	—	—	—	—	—
2004 and prior	629	(23)	111	(4)	58	(4)	—	—

Total Alt-A	629	(23)	111	(4)	58	(4)	—	—

Total	$3,644	$(73)	$503	$(17)	$1,161	$(99)	$302	$(24)

	As of June 30, 2010
	Below Investment Grade		Total
	Unpaid Principal Balance	Gross Unrealized Losses	Unpaid Principal Balance	Gross Unrealized Losses	Original Credit Enhancement (%)	Weighted Average Credit Support (%)
Prime - Year of Issuance:
2008	$272	$(26)	$272	$(26)	15.72	15.50
2007	1,818	(182)	1,864	(183)	12.38	10.62
2006	1,259	(136)	1,259	(136)	9.49	8.08
2005	1,826	(209)	2,462	(241)	6.47	8.36
2004 and prior	51	(5)	4,181	(154)	2.97	6.77

Total prime	5,226	(558)	10,038	(740)	6.74	8.28

Alt-A- Year of Issuance:
2007	75	(11)	75	(11)	12.29	8.25
2005	390	(130)	390	(130)	26.64	25.63
2004 and prior	12	(1)	810	(32)	6.79	10.88

Total Alt-A	477	(142)	1,275	(173)	13.18	15.23

Total	$5,703	$(700)	$11,313	$(913)	7.46	9.06

Fair Value as a Percentage of Unpaid Principal Balance

By Year of Issuance

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Private-label MBS by Year of Issuance:
Prime:
2008	84	89	82	74	77
2007	80	77	75	73	64
2006	80	77	74	71	63
2005	86	85	82	81	74
2004 and earlier	96	95	94	93	89
Weighted-average of all prime	89	87	85	83	78

Alt-A:
2007	70	69	72	73	63
2005	57	54	53	49	44
2004 and earlier	96	94	92	91	88
Weighted-average of all Alt-A	83	80	79	78	74
Weighted-average of all private-label MBS	88	86	84	83	77

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of June 30, 2010			As of December 31, 2009
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$2,148	$7,890	$10,038	$2,517	$8,765	$11,282
Alt-A	649	626	1,275	723	658	1,381

Total unpaid principal balance	$2,797	$8,516	$11,313	$3,240	$9,423	$12,663

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

Each quarter, the Bank updates the input assumptions for the first model to reflect the most current actual loan performance information and the most current housing market assumptions. During the second quarter of 2010, this update process resulted in more pessimistic input assumptions based on current and forecasted economic trends, including continued high unemployment, ongoing pressure on housing prices, and limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages. Input assumptions for investments with underlying prime collateral had the most severe adjustments.

As discussed above, a significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. (The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people.) The housing price forecast as of June 30, 2010 assumed current-to-trough home price declines ranging from zero percent to 12 percent over the next three to nine months beginning April 1, 2010 (resulting in peak-to-trough home price declines of up to 64.1 percent). Thereafter, home prices are projected to remain flat for the first six months following the trough, increase by 0.5 percent for the following six months (one percent annualized for the six month period), increase by three percent in the second year and increase by four percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred during the second quarter of 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2008	8.17	8.17 to 8.17	38.7	38.7 to 38.7	50.7	50.7 to 50.7	15.5	15.5 to 15.6
2007	7.71	5.70 to 9.07	16.7	12.2 to 21.6	40.7	30.2 to 47.8	7.30	5.45 to 11.2
2006	7.96	6.62 to 8.73	23.7	16.7 to 42.3	39.9	36.8 to 41.3	7.03	3.49 to 9.08
2005	10.1	5.98 to 11.8	22.9	10.3 to 28.7	42.7	32.3 to 47.8	8.31	4.44 to 10.4
Total prime	8.27	5.70 to 11.8	23.5	10.3 to 42.3	42.4	30.2 to 50.7	8.70	3.49 to 15.6

Alt-A:
2007	10.3	8.42 to 12.1	56.8	51.6 to 64.4	48.3	45.1 to 51.2	13.8	6.56 to 18.7
2006	10.5	8.40 to 12.9	54.5	47.9 to 57.6	47.7	42.5 to 53.0	9.08	5.58 to 11.8
2005	12.1	9.93 to 14.3	41.2	22.9 to 59.4	47.7	40.4 to 55.0	9.40	4.20 to 13.0
2004 and prior	16.7	16.7 to 16.7	14.3	14.3 to 14.3	31.8	31.8 to 31.8	14.9	14.9 to 14.9
Total Alt-A	10.9	8.40 to 16.7	51.2	14.3 to 64.4	47.8	31.8 to 55.0	11.4	4.20 to 18.7
Total	9.76	5.70 to 16.7	39.1	10.3 to 64.4	45.5	30.2 to 55.0	10.2	3.49 to 18.7

As previously discussed, based on the Bank’s impairment analysis for the second quarter and first six months of 2010, the Bank recognized total other-than-temporary impairment losses of $131 million and $195 million, respectively. The credit related portion of $72 million and $118 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $59 million and $77 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. Based on the Bank’s impairment analysis for the second quarter and first six months of 2009, the Bank recognized total other-than-temporary impairment losses of $404 million and $1.1 billion, respectively. The credit related portion of $46 million and $135 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $358 million and $967 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

The tables below summarize the total other-than-temporary impairment loss recorded during the periods by classification and by the duration of the unrealized loss prior to impairment (in millions):

	Three Months Ended June 30, 2010
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$131	$131
Alt-A	—	—	—

Total	$—	$131	$131

	Three Months Ended June 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$273	$273
Alt-A	—	131	131

Total	$—	$404	$404

	Six Months Ended June 30, 2010
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$193	$193
Alt-A	—	2	2

Total	$—	$195	$195

	Six Months Ended June 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$971	$971
Alt-A	—	131	131

Total	$—	$1,102	$1,102

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

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was five percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of three percent compared to four percent in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from five percent to 17 percent over the next three to nine months beginning April 1, 2010. Thereafter, home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful housing price scenario (in millions):

	Three Months Ended June 30, 2010
	Housing Price Scenario
	Base Case			Adverse Case
	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to All Other Factors	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Other-Than- Temporary Impairment Related to All Other Factors
Other-than-temporary impaired private-label MBS model classification:
Prime	$1,695	$(43)	$88	$2,637	$(83)	$67
Alt-A	2,205	(29)	(29)	2,063	(157)	(150)

Total	$3,900	$(72)	$59	$4,700	$(240)	$(83)

The Bank continues to actively monitor the credit quality of its private-label MBS investments. It is not possible to predict the magnitude of additional other-than-temporary impairment charges in future periods because that prediction depends on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Many factors could influence the Bank’s future modeling assumptions, including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on its investment portfolio.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2010 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of June 30, 2010, the Bank had $156.6 billion in total notional amount of derivatives outstanding compared to $192.0 billion at December 31, 2009. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of June 30, 2010, 99.2 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and two counterparties, Rabobank Nederland and Crédit Agricole S.A. that each represented more than 10 percent of the Bank’s net exposure. As of December 31, 2009, 99.4 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America, National Association, BNP Paribas, Rabobank Nederland and Royal Bank of Canada, that each represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in millions):

Derivative Counterparty Credit Exposure

As of June 30, 2010

	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
Credit Rating:
AAA	$2,479	$—	$—	$—
AA	49,534	12	—	12
A	103,318	73	72	1
BBB	226	—	—	—
Member institutions*	1,063	6	—	—

Total derivatives	$156,620	$91	$72	$13

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2009

	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
Credit Rating:
AAA	$3,002	$—	$—	$—
AA	55,489	16	—	16
A	132,409	97	92	5
BBB	25	—	—	—
Member institutions*	1,104	4	—	—

Total derivatives	$192,029	$117	$92	$21

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

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

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution. These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF Program loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of June 30, 2010, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of June 30, 2010.

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

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of June 30, 2010		As of December 31, 2009
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$75,145	$(5,161)	$89,316	$(4,677)
Firm commitments	15	—	—	—
Non-qualifying hedges	1,537	(124)	1,763	(72)

Total	76,697	(5,285)	91,079	(4,749)

Investments:
Non-qualifying hedges	3,000	(374)	3,218	(289)

Total	3,000	(374)	3,218	(289)

Consolidated obligation bonds:
Fair value hedges	67,520	1,423	82,706	1,133
Non-qualifying hedges	1,457	9	2,512	6

Total	68,977	1,432	85,218	1,139

Consolidated obligation discount notes:
Fair value hedges	24	—	6,510	8

Total	24	—	6,510	8

Balance sheet:
Non-qualifying hedges	5,796	10	3,796	10

Total	5,796	10	3,796	10

Intermediary positions:
Intermediaries	2,126	—	2,208	—

Total	2,126	—	2,208	—

Total notional and fair value	$156,620	$(4,217)	$192,029	$(3,881)

Total derivatives excluding accrued interest		$(4,217)		$(3,881)
Accrued interest		(63)		48
Cash collateral held by counterparty - assets		3,924		3,555
Cash collateral held from counterparty - liabilities		(72)		(92)

Net derivative balance		$(428)		$(370)

Net derivative assets balance		$20		$39
Net derivative liabilities balance		(448)		(409)

Net derivative balance		$(428)		$(370)

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

Effective Duration Exposure

(In years)

	As of June 30, 2010			As of December 31, 2009
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.62	0.39	0.11	0.68	0.50	0.27
Liabilities	0.52	0.53	0.23	0.52	0.56	0.51
Equity	1.96	(1.34)	(1.50)	3.05	(0.31)	(3.57)
Effective duration gap	0.10	(0.14)	(0.12)	0.16	(0.06)	(0.24)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Management also considers interest-rate movements of a lesser magnitude than +/-200 basis point shifts required by the Bank’s RMP. The table below shows effective duration exposure to increases and decreases in interest rates in 50 basis-point increments as of June 30, 2010.

Additional Duration Exposure Scenarios

(In years)

	As of June 30, 2010
	Up 150 Basis Points	Up 100 Basis Points	Up 50 Basis Points	Current	Down 50 Basis Points*	Down 100 Basis Points*	Down 150 Basis Points*
Assets	0.58	0.53	0.46	0.39	0.24	(0.10)	0.23
Liabilities	0.53	0.53	0.53	0.53	0.34	0.30	0.27
Equity	1.25	0.44	(0.44)	(1.34)	(1.06)	(5.33)	(0.27)
Effective duration gap	0.05	—	(0.07)	(0.14)	(0.10)	(0.40)	(0.04)

*	The “down” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital decreased by $24 million from December 31, 2009 to June 30, 2010, the market value of equity increased by $1.0 billion during this same period due primarily to an increase in MBS prices relative to other fixed-income securities.

Market Value of Equity

(In millions)

	As of June 30, 2010			As of December 31, 2009
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$133,618	$135,350	$136,310	$143,481	$145,582	$146,820
Liabilities	125,690	127,033	127,862	136,815	138,291	139,221
Equity	7,928	8,317	8,448	6,666	7,291	7,599

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 9, 2008, the Bank filed a report on Form 8-K describing the termination of all outstanding interest rate swap transactions with LBSF under an International Swap Dealers Association, Inc. master agreement (the “ISDA Master Agreement”) and the Bank’s suit in New York state court against LBSF for remittance of the posted collateral and accrued interest held by LBSF under the ISDA Master Agreement in an amount of approximately $179 million (which amount the Bank subsequently estimated as $189 million). The Bank’s action was stayed pending the LBSF bankruptcy proceedings. During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate agreed that the Bank shall have a single aggregate nonpriority general unsecured claim against LBSF, as the primary obligor, and against Lehman Brothers Holdings Inc., as guarantor under the ISDA Master Agreement. The agreed-upon amount was confirmed in a written agreement dated as of July 16, 2010. On July 23, 2010 the Bank filed a unilateral notice of discontinuance in the Supreme Court of the State of New York, County of New York, dismissing without prejudice any and all claims asserted in its lawsuit against LBSF. For further discussion of the financial impact of the agreed-upon receivable amount and the Bank’s reduction of the related reserve, see Note 13 to the interim financial statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Non-interest Expense.”

The Bank may be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

10.1	Second Amended and Restated Services Agreement, dated as of April 1, 2010, between the Federal Home Loan Bank of Atlanta and SJG Financial Consultants, LLC +

10.2	Indemnification Agreement, dated as of April 1, 2010, among the Federal Home Loan Bank of Atlanta, SJG Financial Consultants, LLC, and Steven J. Goldstein +

10.3	Agreement and Release of All Claims, dated as of April 14, 2010, between the Federal Home Loan Bank of Atlanta and Richard A. Dorfman +

31.1	Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the Interim President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on March 25, 2010 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(3)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(+)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: August 10, 2010	By:	/s/ Jill Spencer
	Name:	Jill Spencer
	Title:	Interim President and
Chief Executive Officer

	By:	/s/ Steven J. Goldstein
	Name:	Steven J. Goldstein
	Title:	Executive Vice President and Chief Financial Officer