Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Atlanta
filed 2010-11-09
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2010, was 79,768,542.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of
	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$10	$465
Deposit with other FHLBanks	2	3
Federal funds sold	15,775	10,043
Trading securities (includes $187 and $137 pledged as collateral as of September 30, 2010 and December 31, 2009, respectively, that may be repledged and includes other FHLBank’s bonds of $83 and $72 as of September 30, 2010 and December 31, 2009, respectively)	3,468	3,553
Available-for-sale securities	3,486	2,256
Held-to-maturity securities, net (fair value of $16,504 and $16,442 as of September 30, 2010 and December 31, 2009, respectively)	16,395	17,085
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1 as of September 30, 2010 and December 31, 2009	2,194	2,522
Advances, net	99,425	114,580
Accrued interest receivable	410	515
Premises and equipment, net	34	34
Derivative assets	34	39
Other assets	259	216

TOTAL ASSETS	$141,492	$151,311

LIABILITIES
Interest-bearing deposits	$6,201	$2,989
Consolidated obligations, net:
Discount notes	27,599	17,127
Bonds	97,942	121,450

Total consolidated obligations, net	125,541	138,577

Mandatorily redeemable capital stock	492	188
Accrued interest payable	464	612
Affordable Housing Program payable	127	125
Payable to REFCORP	19	21
Derivative liabilities	416	409
Other liabilities	152	137

Total liabilities	133,412	143,058

Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15 as of September 30, 2010 and December 31, 2009	1,491	1,520
Subclass B2 issued and outstanding shares: 60 and 66 as of September 30, 2010 and December 31, 2009, respectively	5,989	6,604

Total capital stock Class B putable	7,480	8,124
Retained earnings	1,051	873
Accumulated other comprehensive loss	(451)	(744)

Total capital	8,080	8,253

TOTAL LIABILITIES AND CAPITAL	$141,492	$151,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Advances	$107	$97	$255	$800
Prepayment fees on advances, net	2	2	7	12
Interest-bearing deposits	2	1	5	6
Federal funds sold	9	4	22	18
Trading securities	42	47	125	151
Available-for-sale securities	50	35	134	70
Held-to-maturity securities	130	208	450	708
Mortgage loans held for portfolio	30	36	93	118

Total interest income	372	430	1,091	1,883

INTEREST EXPENSE
Consolidated obligations:
Discount notes	10	16	19	254
Bonds	222	312	642	1,382
Deposits	1	—	2	3
Mandatorily redeemable capital stock	1	—	1	2

Total interest expense	234	328	664	1,641

NET INTEREST INCOME	138	102	427	242

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(5)	(105)	(200)	(1,207)
Portion of impairment losses recognized in other comprehensive loss	(9)	(24)	68	943

Net impairment losses recognized in earnings	(14)	(129)	(132)	(264)

Net gains (losses) on trading securities	38	25	118	(83)
Net (losses) gains on derivatives and hedging activities	(30)	45	(105)	462
Other	1	1	2	3

Total other (loss) income	(5)	(58)	(117)	118

OTHER EXPENSE
Compensation and benefits	18	15	47	46
Other operating expenses	12	12	35	32
Finance Agency	2	1	6	4
Office of Finance	1	1	4	3
Reversal of provision for credit losses on receivable	(2)	—	(51)	—
Other	1	—	1	1

Total other expense	32	29	42	86

INCOME BEFORE ASSESSMENTS	101	15	268	274

Affordable Housing Program	9	2	22	23
REFCORP	18	2	49	50

Total assessments	27	4	71	73

NET INCOME	$74	$11	$197	$201

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2008	85	$8,463	$435	$(5)	$8,893
Cumulative effect of adjustment to opening balance relating to other-than-temporary impairment guidance	—	—	179	(179)	—
Issuance of capital stock	9	900	—	—	900
Repurchase/redemption of capital stock	(11)	(1,111)	—	—	(1,111)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(96)	—	—	(96)
Comprehensive loss:
Net income	—	—	201	—	201
Other comprehensive loss	—	—	—	(607)	(607)

Total comprehensive loss	—	—	—	—	(406)

Cash dividends on capital stock	—	—	(16)	—	(16)

BALANCE, SEPTEMBER 30, 2009	82	$8,156	$799	$(791)	$8,164

BALANCE, DECEMBER 31, 2009	81	$8,124	$873	$(744)	$8,253
Issuance of capital stock	2	203	—	—	203
Repurchase/redemption of capital stock	(5)	(507)	—	—	(507)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(340)	—	—	(340)
Comprehensive income:
Net income	—	—	197	—	197
Other comprehensive income	—	—	—	293	293

Total comprehensive income	—	—	—	—	490

Cash dividends on capital stock	—	—	(19)	—	(19)

BALANCE, SEPTEMBER 30, 2010	75	$7,480	$1,051	$(451)	$8,080

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$197	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(25)	(186)
Loss due to change in net fair value adjustment on derivative and hedging activities	745	513
Net change in fair value adjustment on trading securities	(118)	109
Net impairment losses recognized in earnings	132	264
Reversal of provision for credit losses on receivable	(51)	—
Net change in:
Accrued interest receivable	105	235
Other assets	(4)	2
Affordable Housing Program payable	—	(17)
Accrued interest payable	(148)	(261)
Payable to REFCORP	(2)	1
Other liabilities	8	2

Total adjustments	642	662

Net cash provided by operating activities	839	863

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(752)	2,188
Federal funds sold	(5,732)	209
Trading securities:
Proceeds from sales	—	300
Proceeds from maturities	207	478
Available-for-sale securities:
Proceeds from maturities	407	162
Held-to-maturity securities:
Net change in short-term	(1,350)	—
Proceeds from maturities of long-term	3,904	3,861
Purchases of long-term	(3,333)	(1,765)
Advances:
Proceeds from principal collected	51,654	91,021
Made	(35,417)	(54,501)
Mortgage loans held for portfolio:
Proceeds from principal collected	329	608
Purchase of premise, equipment and software	(8)	(10)

Net cash provided by investing activities	9,909	42,551

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30,
	2010	2009
FINANCING ACTIVITIES
Net change in:
Deposits	3,167	(187)
Net payments from derivatives containing a financing element	(556)	(797)
Proceeds from issuance of consolidated obligations:
Discount notes	792,092	106,734
Bonds	69,127	68,040
Bonds transferred from other FHLBanks	162	518
Payments for debt issuance costs	(14)	(27)
Payments for maturing and retiring consolidated obligations:
Discount notes	(781,575)	(133,296)
Bonds	(93,247)	(84,179)
Proceeds from issuance of capital stock	203	900
Payments for repurchase/redemption of capital stock	(507)	(1,111)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(36)	(10)
Cash dividends paid	(19)	(16)

Net cash used in financing activities	(11,203)	(43,431)

Net decrease in cash and cash equivalents	(455)	(17)
Cash and cash equivalents at beginning of the period	465	28

Cash and cash equivalents at end of the period	$10	$11

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$827	$1,615

AHP assessments, net	$20	$38

REFCORP assessments	$51	$35

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$340	$96

Held-to-maturity securities acquired with accrued liabilities	$8	$—

Transfer of held-to-maturity securities to available-for-sale securities	$1,298	$1,876

Transfers of mortgage loans to real estate owned	$13	$3

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

A description of the Bank’s significant accounting policies is included in Note 1 to the 2009 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of September 30, 2010.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (1) the nature of credit risk inherent in financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank). The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Recently Adopted Accounting Guidance

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess these embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the Bank). The Bank adopted this guidance effective July 1, 2010. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of September 30, 2010	As of December 31, 2009
Government-sponsored enterprises debt obligations	$3,382	$3,470
Other FHLBank’s bond*	83	72
State or local housing agency obligations	3	11

Total	$3,468	$3,553

*	The Federal Home Loan Bank (“FHLBank”) of Chicago is the primary obligor of this consolidated obligation bond.

Net gains (losses) on trading securities for the three- and nine-month periods ended September 30, 2010 included net unrealized holding gains (losses) of $38 and $118, respectively, and $27 and $(69) for the same periods ended September 30, 2009, respectively.

Note 4—Available-for-sale Securities

During the nine-month periods ended September 30, 2010 and 2009, the Bank transferred certain private-label mortgage-backed securities (“MBS”) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer dates.

	2010			2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$467	$58	$409	$2,386	$782	$1,604
Transferred at June 30,	908	97	811	314	158	156
Transferred at September 30,	83	5	78	211	95	116

Total	$1,458	$160	$1,298	$2,911	$1,035	$1,876

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Major Security Types. Available-for-sale securities were as follows:

	As of September 30, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,932	$448	$2	$—	$3,486

Total	$3,932	$448	$2	$—	$3,486

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$2,995	$739	$—	$—	$2,256

Total	$2,995	$739	$—	$—	$2,256

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	46	$3,411	$448	46	$3,411	$448

Total	—	$—	$—	46	$3,411	$448	46	$3,411	$448

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	32	$2,256	$739	32	$2,256	$739

Total	—	$—	$—	32	$2,256	$739	32	$2,256	$739

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of September 30, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,218	$339	$2	$—	$1,881

Total	$2,218	$339	$2	$—	$1,881

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,259	$600	$—	$—	$1,659

Total	$2,259	$600	$—	$—	$1,659

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $10 and $2 as of September 30, 2010 and December 31, 2009, respectively.

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of September 30, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,650	$—	$—	$1,650	$300	$—	$—	$300
State or local housing agency obligations	115	3	—	118	115	3	—	118
Government-sponsored enterprises debt obligations	230	—	—	230	—	—	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	842	8	—	850	777	2	1	778
Government-sponsored enterprises	7,350	254	1	7,603	6,598	226	2	6,822
Private label	6,208	64	219	6,053	9,295	9	880	8,424

Total	$16,395	$329	$220	$16,504	$17,085	$240	$883	$16,442

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Certificates of deposit	3	$675	$—	—	$—	$—	3	$675	$—
Government-sponsored enterprises	5	230	—	—	—	—	5	230	—
Mortgage-backed securities:
Government-sponsored enterprises	7	1,050	1	1	5	—	8	1,055	1
Private label	—	—	—	88	3,363	219	88	3,363	219

Total	15	$1,955	$1	89	$3,368	$219	104	$5,323	$220

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	$148	$1	1	$1	$—	2	$149	$1
Government-sponsored enterprises	3	220	2	2	145	—	5	365	2
Private label	14	492	7	166	7,154	873	180	7,646	880

Total	18	$860	$10	169	$7,300	$873	187	$8,160	$883

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of September 30, 2010				As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,232	$21	$79	$2,174	$2,982	$3	$236	$2,749

Total	$2,232	$21	$79	$2,174	$2,982	$3	$236	$2,749

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

	As of September 30, 2010		As of December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$1,652	$1,653	$302	$302
Due after one year through five years	341	343	96	99
Due after 10 years	2	2	17	17

	1,995	1,998	415	418
Mortgage-backed securities	14,400	14,506	16,670	16,024

Total	$16,395	$16,504	$17,085	$16,442

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $25 and $49 as of September 30, 2010 and December 31, 2009, respectively.

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

The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (“NRSRO”), such as Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), at their purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase dates.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Private-label MBS. The Bank evaluates its individual private-label MBS holdings for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired.

To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2010 assumed current-to-trough home price declines ranging from zero percent to 10 percent over the next three to nine months beginning July 1, 2010 (resulting in peak-to-trough home price declines of up to 64.0 percent). Thereafter, home prices are projected to remain flat for the first 12 months following the trough, increase by one percent in the second year, increase by three percent in the third year, increase by four percent in the fourth year, increase by five percent in the fifth year, increase by six percent in the sixth year, and increase by four percent in each subsequent year.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

For those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended September 30, 2010 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered), the following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2006	5.85	5.85 to 5.85	20.89	20.89 to 20.89	40.04	40.04 to 40.04	6.63	6.63 to 6.63
2005	9.30	7.86 to 11.05	21.65	5.92 to 34.15	36.59	32.88 to 38.89	7.91	4.43 to 10.38
Total prime	8.89	5.85 to 11.05	21.56	5.92 to 34.15	36.99	32.88 to 40.04	7.76	4.43 to 10.38

Alt-A:
2007	10.04	9.88 to 10.38	61.92	60.56 to 64.78	48.16	48.01 to 48.49	15.22	9.81 to 17.80
2006	9.70	9.29 to 10.31	58.85	56.12 to 61.56	48.64	47.06 to 51.28	10.37	10.00 to 10.87
2005	13.20	13.20 to 13.20	25.42	25.42 to 25.42	42.31	42.31 to 42.31	3.87	3.87 to 3.87
Total Alt-A	10.66	9.29 to 13.20	52.64	25.42 to 64.78	46.98	42.31 to 51.28	11.12	3.87 to 17.80
Total	10.24	5.85 to 13.20	45.25	5.92 to 64.78	44.60	32.88 to 51.28	10.32	3.87 to 17.80

Based on the Bank’s impairment analysis for the three- and nine-month periods ended September 30, 2010, the Bank recognized total other-than-temporary impairment losses of $5 and $200, respectively. The credit related portion of $14 and $132, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(9) and $68, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

Based on the Bank’s impairment analysis for the three- and nine-month periods ended September 30, 2009, the Bank recognized total other-than-temporary impairment losses of $105 and $1,207, respectively. The credit related portion of $129 and $264, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(24) and $943, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents a roll-forward of the cumulative credit losses recognized in earnings on the Bank’s investment securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance of credit losses previously recognized in earnings, beginning of period	$439	$140	$321	$5
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	4	38	219
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	14	125	94	45

Balance of cumulative credit losses recognized in earnings, end of period	$453	$269	$453	$269

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost bases of the securities, the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below:

	As of September 30, 2010	As of December 31, 2009
Year of contractual maturity:
Overdrawn demand deposit accounts	$8	$—
Due in one year or less	32,864	32,808
Due after one year through two years	15,019	21,565
Due after two years through three years	11,444	14,665
Due after three years through four years	8,259	10,757
Due after four years through five years	4,417	5,910
Due after five years	21,597	24,108

Total par value	93,608	109,813
Discount on AHP* advances	(13)	(13)
Discount on EDGE** advances	(11)	(12)
Hedging adjustments	5,847	4,798
Deferred commitment fees	(6)	(6)

Total	$99,425	$114,580

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of September 30, 2010	As of December 31, 2009
Year of contractual maturity or next conversion date:
Overdrawn demand deposit accounts	$8	$—
Due or convertible in one year or less	44,205	46,848
Due or convertible after one year through two years	12,797	21,999
Due or convertible after two years through three years	11,206	11,802
Due or convertible after three years through four years	7,953	10,035
Due or convertible after four years through five years	3,932	5,463
Due or convertible after five years	13,507	13,666

Total par value	$93,608	$109,813

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of September 30, 2010 and December 31, 2009. No advance was past due as of September 30, 2010 or December 31, 2009.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further concentrated in certain larger borrowing relationships. As of September 30, 2010 and December 31, 2009, the concentration of the Bank’s advances to its 10 largest borrowers was $62,694 and $75,418, respectively, representing 67.0 percent and 68.7 percent, respectively, of total advances.

Interest-rate Payment Terms. The following table details advances by interest-rate payment type:

	As of September 30, 2010	As of December 31, 2009
Fixed-rate	$78,711	$97,743
Variable-rate	14,897	12,070

Total par value	$93,608	$109,813

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Interest-rate Payment Terms. The following table details consolidated obligation bonds by interest-rate payment type:

	As of September 30, 2010	As of December 31, 2009
Fixed-rate	$72,003	$93,441
Simple variable-rate	17,097	16,312
Step up/down	7,009	10,334
Variable-rate capped floater	30	60
Variable-rate that converts to fixed-rate	25	25

Total par value	$96,164	$120,172

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of September 30, 2010		As of December 31, 2009
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$46,450	0.97	$63,383	1.27
Due after one year through two years	16,220	1.18	17,743	1.76
Due after two years through three years	13,650	2.76	11,806	2.39
Due after three years through four years	6,557	3.75	9,726	3.60
Due after four years through five years	2,933	2.01	6,016	3.67
Due after five years	10,354	4.35	11,498	4.43

Total par value	96,164	1.85	120,172	2.05
Premiums	130		116
Discounts	(51)		(60)
Hedging adjustments	1,699		1,222

Total	$97,942		$121,450

The Bank’s consolidated obligation bonds outstanding included:

	As of September 30, 2010	As of December 31, 2009
Noncallable	$76,063	$86,905
Callable	20,101	33,267

Total par value	$96,164	$120,172

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table summarizes consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of September 30, 2010	As of December 31, 2009
Year of contractual maturity or next call date:
Due or callable in one year or less	$60,462	$84,188
Due or callable after one year through two years	13,090	12,461
Due or callable after two years through three years	10,005	5,630
Due or callable after three years through four years	4,569	7,886
Due or callable after four years through five years	779	2,629
Due or callable after five years	7,259	7,378

Total par value	$96,164	$120,172

Consolidated Obligation Discount Notes. The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2010	$27,599	$27,605	0.15

As of December 31, 2009	$17,127	$17,130	0.38

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (“Finance Agency”) regulatory capital rules and requirements, as shown in the following table:

	As of September 30, 2010		As of December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,091	$9,023	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.38%	4.00%	6.07%
Total regulatory capital*	$5,660	$9,023	$6,052	$9,185
Leverage ratio	5.00%	9.56%	5.00%	9.11%
Leverage capital	$7,075	$13,535	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $492 and $188 in mandatorily redeemable capital stock at September 30, 2010 and December 31, 2009, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$508	$106	$188	$44
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	24	215	359	2,389
Withdrawal	—	—	—	1
Other redemptions	—	—	—	4
Repurchase/redemption of mandatorily redeemable capital stock	(36)	—	(36)	(10)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(4)	(191)	(19)	(2,298)

Balance, end of period	$492	$130	$492	$130

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

The following table shows the amount of mandatorily redeemable capital stock by year of redemption:

	As of September 30, 2010	As of December 31, 2009
Contractual year of redemption:
Due after one year through two years	$9	$—
Due after two years through three years	3	11
Due after three years through four years	93	10
Due after four years through five years	375	148
Due after five years	12	19

Total	$492	$188

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 10—Accumulated Other Comprehensive Loss

Components comprising other comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	$151	$244	$360	$93
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	13	125	92	162

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	164	369	452	255

Change in unrealized gains on available-for-sale securities	2	—	2	—
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(5)	(95)	(161)	(862)

Other comprehensive income (loss)	$161	$274	$293	$(607)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for- sale Securities Unrealized Gains	Available-for- sale Securities Noncredit Other-Than- Temporary- Impairment Losses	Held-to-maturity Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance, December 31, 2009	$(5)	$—	$(739)	$—	$(744)
Net change during the period	—	2	452	(161)	293
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	—	(161)	161	—

Balance, September 30, 2010	$(5)	$2	$(448)	$—	$(451)

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage its interest-rate risk, mortgage prepayment risk and foreign currency risk positions. Derivatives are an integral part of the Bank’s financial management strategy.

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

Foreign Currencies. At times, the Bank has issued some consolidated obligations denominated in currencies other than U.S. dollars. The Bank uses forward exchange contracts to hedge currency risk on such consolidated obligations. These contracts exchange different currencies at specified rates on specified dates in the future. These contracts effectively simulate the conversion of consolidated obligations denominated in foreign currencies into ones denominated in U.S. dollars. As of September 30, 2010 and December 31, 2009, there were no outstanding consolidated obligations denominated in foreign currencies.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of September 30, 2010.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds for all derivatives. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral, if any, is of no value to the Bank. As of September 30, 2010, the Bank has not sold or repledged any such collateral.

As of September 30, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was $67 and $117, respectively. These totals include $19 and $88, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. Cash held by the Bank as collateral for derivatives was $47 and $92 as of September 30, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2010 was $4,709 for which the Bank has posted collateral of $4,488 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered and the Bank would have been required to deliver up to an additional $170 of collateral (at fair value) to its derivatives counterparties at September 30, 2010. However, the Bank’s credit rating has not changed during the nine-month period ended September 30, 2010.

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

Total notional principal of derivatives for the Bank as an intermediary was $2,093 and $2,208 at September 30, 2010 and December 31, 2009, respectively.

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

	As of September 30, 2010			As of December 31, 2009

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$130,454	$1,891	$(5,913)	$178,532	$1,661	$(5,071)

Total derivatives in hedging relationships	130,454	1,891	(5,913)	178,532	1,661	(5,071)

Derivatives not designated as hedging instruments:
Interest rate swaps	6,121	27	(661)	7,997	14	(463)
Interest rate caps or floors	7,500	36	(22)	5,500	59	(33)

Total derivatives not designated as hedging instruments	13,621	63	(683)	13,497	73	(496)

Total derivatives before netting and collateral adjustments	$144,075	1,954	(6,596)	$192,029	1,734	(5,567)

Netting adjustments		(1,873)	1,873		(1,603)	1,603
Cash collateral and related accrued interest		(47)	4,307		(92)	3,555

Total collateral and netting adjustments *		(1,920)	6,180		(1,695)	5,158

Derivative assets and derivative liabilities		$34	$(416)		$39	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

	Three Months Ended September 30,
	2010	2009
	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities

Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$45	$115

Total net gain related to fair value hedge ineffectiveness	45	115

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(74)	(73)
Interest rate caps or floors	(1)	3

Total net loss related to derivatives not designated as hedging	(75)	(70)

Net (losses) gains on derivatives and hedging activities	$(30)	$45

	Nine Months Ended September 30,
	2010	2009
	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$139	$412

Total net gain related to fair value hedge ineffectiveness	139	412

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(232)	44
Interest rate caps or floors	(12)	6

Total net (loss) gain related to derivatives not designated as hedging	(244)	50

Net (losses) gains on derivatives and hedging activities	$(105)	$462

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	Three Months Ended September 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$(515)	$582	$67	$(708)
Consolidated Obligations:
Bonds	204	(226)	(22)	237
Discount notes	2	(2)	—	—

Total	$(309)	$354	$45	$(471)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Three Months Ended September 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$(21)	$176	$155	$(941)
Consolidated Obligations:
Bonds	102	(133)	(31)	380
Discount notes	(11)	2	(9)	40

Total	$70	$45	$115	$(521)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

	Nine Months Ended September 30, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$(1,013)	$1,186	$173	$(2,410)
Consolidated Obligations:
Bonds	488	(519)	(31)	932
Discount notes	(6)	3	(3)	8

Total	$(531)	$670	$139	$(1,470)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$3,413	$(2,981)	$432	$(2,576)
Consolidated Obligations:
Bonds	(767)	751	(16)	1,085
Discount notes	(26)	22	(4)	78

Total	$2,620	$(2,208)	$412	$(1,413)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2010, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2010, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of September 30, 2010, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of September 30, 2010
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,382	$—	$—	$3,382
Other FHLBank’s bonds	—	83	—	—	83
State or local housing agency obligations	—	3	—	—	3

Total trading securities	—	3,468	—	—	3,468

Available-for-sale:
Private-label MBS	—	—	3,486	—	3,486
Derivative assets:
Interest-rate related	—	1,954	—	(1,920)	34

Total assets at fair value	$—	$5,422	$3,486	$(1,920)	$6,988

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(6,596)	$—	$6,180	$(416)

Total liabilities at fair value	$—	$(6,596)	$—	$6,180	$(416)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

	As of December 31, 2009
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,470	$—	$—	$3,470
Other FHLBank’s bonds	—	72	—	—	72
State or local housing agency obligations	—	11	—	—	11

Total trading securities	—	3,553	—	—	3,553

Available-for-sale:
Private-label MBS	—	—	2,256	—	2,256
Derivative assets	—	1,734	—	(1,695)	39

Total assets at fair value	$—	$5,287	$2,256	$(1,695)	$5,848

Liabilities
Derivative liabilities	$—	$(5,567)	$—	$5,158	$(409)

Total liabilities at fair value	$—	$(5,567)	$—	$5,158	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in and/or out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no financial instruments for which the fair value classification changed during the three- and nine-month periods ended September 30, 2010 and 2009.

The following tables present a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2010	2009
Balance, beginning of period	$3,452	$1,537
Transfer of private-label MBS from held-to-maturity to available-for-sale	78	116
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(14)	(125)
Included in other comprehensive loss	(30)	272

Balance, end of period	$3,486	$1,800

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$2,256	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	1,298	1,876
Total gains (losses) realized and unrealized:
Included in net impairment losses recognized in earnings	(108)	(162)
Included in other comprehensive loss	40	86

Balance, end of period	$3,486	$1,800

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value. For assets and liabilities measured at fair value, the disclosures below include a summary of the significant inputs used to determine fair value.

Cash and due from banks and deposits with other FHLBanks. The estimated fair value approximates the recorded book balance.

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

As of September 30, 2010, four third-party vendor prices were received for substantially all of the Bank’s investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final estimated fair values are reasonable. Based on the current lack of significant market activity for private-label MBS, the fair value measurements for such securities as of September 30, 2010 and December 31, 2009 fell within Level 3 of the fair value hierarchy. The inputs to all other investment securities are classified as Level 2 in the fair value hierarchy.

Federal funds sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of September 30, 2010 and December 31, 2009. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are primarily transacted in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at September 30, 2010 and December 31, 2009.

Interest-bearing deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are based on LIBOR.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of September 30, 2010		As of December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Instruments
Assets:
Cash and due from banks	$10	$10	$465	$465
Deposits with other FHLBanks	2	2	3	3
Federal funds sold	15,775	15,775	10,043	10,043
Trading securities	3,468	3,468	3,553	3,553
Available-for-sale securities	3,486	3,486	2,256	2,256
Held-to-maturity securities	16,395	16,504	17,085	16,442
Mortgage loans held for portfolio, net	2,194	2,355	2,522	2,633
Advances, net	99,425	99,601	114,580	114,572
Accrued interest receivable	410	410	515	515
Derivative assets	34	34	39	39

Liabilities:
Interest-bearing deposits	(6,201)	(6,201)	(2,989)	(2,989)
Consolidated obligations, net:
Discount notes	(27,599)	(27,599)	(17,127)	(17,127)
Bonds	(97,942)	(99,118)	(121,450)	(122,056)
Mandatorily redeemable capital stock	(492)	(492)	(188)	(188)
Accrued interest payable	(464)	(464)	(612)	(612)
Derivative liabilities	(416)	(416)	(409)	(409)

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $682,238 and $793,314 as of September 30, 2010 and December 31, 2009, respectively, exclusive of the outstanding consolidated obligations for which the Bank is the primary obligor.

The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2010	As of December 31, 2009
Outstanding notional	$19,735	$18,909
Original terms	Three months to 20 years	Less than four months to 19 years
Final expiration year	2030	2025

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $90 and $91 as of September 30, 2010 and December 31, 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2010 and December 31, 2009. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2010 and December 31, 2009, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $187 and $137, respectively, which can be sold or repledged by those counterparties.

At September 30, 2010, the Bank had committed to the issuance of $938 (par value) in consolidated obligation bonds, of which $935 were hedged with associated interest rate swaps, and $975 (par value) in

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

consolidated obligation discount notes, none of which were hedged with associated interest rate swaps that had traded but not yet settled. At December 31, 2009, the Bank had committed to the issuance of $2,780 (par value) in consolidated obligation bonds of which $2,775 were hedged with associated interest rate swaps, and $753 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps that had traded but not yet settled.

Prior to September 19, 2008, Lehman Brothers Special Financing Inc. (“LBSF”) was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and determined that the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189. At that time, the Bank recorded a $189 receivable for the net amount due and a $170 reserve, with a corresponding increase to “Other expense,” at September 30, 2008 based on management’s estimate of the probable amount that would be realized.

During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank’s claims on the Lehman estate is $175. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, Bank management’s estimate of the probable amount to be realized as of June 30, 2010 was $68. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $49, with a corresponding reduction to “Other expense.”

During the third quarter of 2010, Bank management began negotiations with a third party for the sale of its claim on the Lehman bankruptcy estate. Based on these negotiations Bank management’s estimate of the probable amount to be realized as of August 30, 2010 was $70. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $2, with a corresponding reduction to “Other expense.” For the nine months ended September 30, 2010, the total reduction to “Other expense” related to the net receivable due from LBSF was $51. On September 30, 2010, the Bank sold its claim on the Lehman bankruptcy estate for $70, the carrying value of the net receivable due from LBSF.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 22.4 percent of the Bank’s total regulatory capital stock as of September 30, 2010, was considered a related party. Total advances outstanding to Bank of America, National Association were $29,113 and $37,363 as of September 30, 2010 and December 31, 2009, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 at September 30, 2010 and December 31, 2009. No mortgage loans or MBS were acquired from Bank of America, National Association during the nine-month period ended September 30, 2010 and 2009.

Note 15—Subsequent Events

On October 29, 2010, the Bank’s board of directors declared a cash dividend for the third quarter of 2010 in the amount of $7. The Bank paid the third quarter 2010 dividend on November 4, 2010.

On October 29, 2010, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $300 subclass B2 activity-based excess capital stock on November 15, 2010. The amount of activity-based excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total capital stock as of November 5, 2010.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the third quarter and the first nine months ended September 30, 2010 and 2009. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2009.

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

Financial Condition

As of September 30, 2010, total assets were $141.5 billion, a decrease of $9.8 billion, or 6.49 percent, from December 31, 2009. This decrease was due primarily to a $15.2 billion, or 13.2 percent, decrease in advances, partially offset by a $6.2 billion increase in total investments during the period. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ increased deposit balances, slower loan growth, and access to alternative sources of funding. The increase in total investments was due primarily to a $5.7 billion increase in federal funds sold and a $1.4 billion increase in certificates of deposit during the period due to the availability of these short-term investments at attractive interest rates. The increase in total investments was partially offset by a $1.0 billion decrease in MBS due primarily to principal repayments and maturities during the period and the lack of quality MBS at attractive prices.

As of September 30, 2010, total liabilities were $133.4 billion, a decrease of $9.6 billion, or 6.74 percent, from December 31, 2009. This decrease was due primarily to a $13.0 billion, or 9.41 percent, decrease in COs, partially offset by a $3.2 billion increase in total deposits during the period. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period. The increase in deposits during the period was due to one member maintaining funds from an advance in its deposit account at the Bank at period end.

Total capital was $8.1 billion at September 30, 2010, a decrease of $173 million, or 2.09 percent, from December 31, 2009. This decrease was due to the repurchase of $507 million in excess activity-based capital stock, the reclassification of $340 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of 22 member institutions obtaining nonmember status (primarily due to failure) and the payment of $19 million in dividends during the period. This decrease was partially offset by a $293 million decrease in accumulated other comprehensive loss, the issuance of $203 million in capital stock, and $197 million in net income recorded in retained earnings during the period.

Results of Operations

The Bank recorded net income of $74 million for the third quarter of 2010, an increase of $63 million from net income of approximately $11 million for the third quarter of 2009. The increase in net income was due primarily to a $36 million increase in net interest income, a $115 million decrease in net impairment losses recognized in earnings, a $13 million increase in net gains on trading securities, partially offset by a $75 million decrease in income from derivatives and hedging activities, and a $23 million increase in total assessments.

The Bank recorded net income of $197 million for the first nine months of 2010, a decrease of $4 million, from net income of $201 million for the same period in 2009. The net income change reflected an increase of $185 million in net interest income offset by decreases in other income, due to hedging related adjustments and trading securities, and other expenses related to the write-up of the allowance on the receivable from Lehman and the subsequent sale of the receivable to a third party.

For the third quarter and the first nine months of 2010, the Bank recognized total other-than-temporary impairment losses of $5 million and $200 million, respectively. The credit related portion of $14 million and $132 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(9) million and $68 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. For the third quarter and the first nine months of 2009, the Bank recognized total other-than-temporary impairment losses of $105 million and $1.2 billion, respectively. The credit related portion of $129 million and $264 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(24) million and $943 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (“ROE”) to three-month average LIBOR. The Bank’s ROE was 3.71 percent for the third quarter of 2010, compared to 0.55 percent for the third quarter of 2009. This increase in ROE was due primarily to an increase in net income during the third quarter of 2010 as discussed above. ROE spread to three-month average LIBOR increased to 3.32 percent for the third quarter of 2010 as compared to 0.14 percent for the third quarter of 2009. The increase in this spread was due primarily to an increase in net income during the period.

The Bank’s ROE was 3.23 percent for the first nine months of 2010, compared to 3.45 percent for the same period in 2009. ROE spread to three-month average LIBOR increased between the periods, equaling 2.87 percent for the first nine months of 2010 as compared to 2.62 percent for the same period in 2009. The increase in this spread was due primarily to a 47 basis point decrease in three-month average LIBOR, compared to a 22 basis point decrease in the Bank’s ROE, during the period.

The Bank’s interest rate spread was 32 basis points for the third quarter of 2010, an increase of 15 basis points over the 17 basis point spread for the third quarter of 2009. The primary reason for the increase was hedging adjustments on prepaid advances that occurred during the third quarter of 2009 that lowered interest income on advances. Another contributing factor for the increase in interest rate spread was a decrease in the cost of long-term liabilities between the quarters.

The Bank’s interest rate spread was 33 basis points for the nine months ended September 30, 2010, a 25 basis point increase over the 8 basis point spread for the corresponding period during 2009. The increase in spread was the result of hedging adjustments on advances that reduced advances interest income during the first nine months of 2009, as well as larger basis adjustments due to hedging related activities on the advances during 2009 that reduced the yield on the advances.

Business Outlook

The Bank’s third quarter net income, increased retained earnings and ability to repurchase excess capital stock during the quarter reflect consistent earnings in the Bank’s core lending activity and continued strength and stability despite the slow overall economic recovery. The primary challenge for the Bank continues to be the downward pressure on advance demand as a result of maturing advances, high levels of member liquidity and financial institution failures. Another ongoing challenge is the uncertainty with respect to the Bank’s private-label MBS portfolio; although the fair market value of this portfolio has recovered somewhat, the portfolio continues to experience some other-than-temporary impairment losses. The Bank continues to follow a conservative capital and financial management approach in light of these challenges.

Advances decreased during the third quarter of 2010 as member institutions continue to experience high levels of deposits and low levels of loan activity, and the pace of member failures remained steady. On May 3, 2010, the Federal Deposit Insurance Corporation (the “FDIC”) proposed a new regulation that would establish new risk-based assessment rates for large FDIC-insured institutions, and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, requires the FDIC to base deposit insurance assessments on an insured depository institution’s average consolidated total assets minus its average tangible equity, rather than on its deposit base. The change in how assessments are calculated could have the effect of encouraging such institutions to favor deposits over advances as a funding source. Further, on June 28, 2010, the FDIC published a final rule extending the Transaction Account Guarantee (“TAG”) program, providing FDIC insurance for all funds held at participating banks in qualifying non-interest bearing transaction accounts through December 31, 2010. The Dodd-Frank Act expanded TAG coverage to certain accounts that were previously excluded under the FDIC rule and statutorily extended TAG through December 31, 2012, and on September 27, 2010, the FDIC issued a proposed rule to implement this provision of the Dodd-Frank Act. These FDIC actions may increase the already high level of deposits at member institutions. Despite the existing high levels of member liquidity and maturing advances, the Bank saw some increases in advance activity at certain points during the third quarter of 2010. However, the Bank expects advances to continue to decrease overall in the near future.

The credit related portion of other-than-temporary impairment losses recognized in earnings was lower during the third quarter of 2010 compared to the third quarter of 2009 and the Bank saw recovery in fair market values for some of its private-label MBS; however, the Bank expects to continue to see other-than-temporary impairment losses for an indefinite period as the housing markets struggle with a slow recovery. Delays in foreclosures with respect to defaulted loans underlying the private-label MBS may increase credit related losses, as delays have the effect of diverting cash streams to subordinate tranches of the private-label MBS and shortening the amount of time until the Bank’s more senior tranches may be required to absorb any losses.

On October 29, 2010, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $300 million of subclass B2 activity-based excess capital stock on November 15, 2010. The amount of activity-based excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total capital stock as of November 5, 2010.

On October 29, 2010, the Bank’s board of directors declared a cash dividend for the third quarter of 2010 in the amount of $7 million. The Bank paid the third quarter 2010 dividend on November 4, 2010. A discussion of the board of directors’ recent capital management and dividend decisions is contained in the Bank’s Form 10-K.

Summary of Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Statements of Condition (at period end)
Total assets	$141,492	$140,591	$146,281	$151,311	$163,410
Investments (1)	39,126	37,399	37,337	32,940	34,165
Mortgage loans held for portfolio	2,195	2,314	2,419	2,523	2,645
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Advances, net	99,425	100,087	105,474	114,580	125,823
Interest-bearing deposits	6,201	3,171	2,941	2,989	3,353
Consolidated obligations, net:
Discount notes	27,599	16,519	17,778	17,127	28,418
Bonds	97,942	110,949	115,492	121,450	121,777
Total consolidated obligations, net (2)	125,541	127,468	133,270	138,577	150,195
Mandatorily redeemable capital stock	492	508	481	188	130
Affordable Housing Program payable	127	127	128	125	123
Payable to REFCORP	19	19	14	21	1
Capital stock - putable	7,480	7,856	7,852	8,124	8,156
Retained earnings	1,051	985	916	873	799
Accumulated other comprehensive loss	(451)	(612)	(669)	(744)	(791)
Total capital	8,080	8,229	8,099	8,253	8,164

Statements of Income
Net interest income	138	136	153	162	102
Net impairment losses recognized in earnings	(14)	(72)	(46)	(52)	(129)
Net gains (losses) on trading securities	38	76	4	(52)	25
Net (losses) gains on derivatives and hedging activities	(30)	(58)	(17)	81	45
Other income (loss) (3)	1	1	—	—	1
Other expenses (4)	32	(19)	29	27	29
Income before assessments	101	102	65	112	15
Assessments	27	27	17	30	4
Net income	74	75	48	82	11

Performance Ratios
Return on equity (5)	3.71%	3.64%	2.36%	3.95%	0.55%
Return on assets (6)	0.21%	0.20%	0.13%	0.20%	0.03%
Net interest margin (7)	0.39%	0.38%	0.41%	0.40%	0.24%
Regulatory capital ratio (at period end) (8)	6.38%	6.65%	6.32%	6.07%	5.56%
Equity to assets ratio (9)	5.65%	5.63%	5.43%	5.07%	4.65%
Dividend payout ratio (10)	11.51%	6.97%	11.47%	10.16%	142.10%

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.
(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were as follows (in millions):

September 30, 2010	$682,238
June 30, 2010	720,545
March 31, 2010	739,010
December 31, 2009	793,314
September 30, 2009	825,080

(3)	Other income (loss) includes service fees and other.
(4)	For the three months ended September 30, 2010 and June 30, 2010, amount includes $2 million and $49 million, respectively, which represents the reversal of a portion of the provision for credit losses established on a receivable due from a past derivative counterparty with the Bank.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared during the period divided by net income during the period.

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

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below:

	As of September 30, 2010		As of December 31, 2009		Increase/(Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$99,425	70.26	$114,580	75.72	$(15,155)	(13.23)
Long-term investments	21,699	15.34	22,594	14.93	(895)	(3.96)
Short-term investments	17,427	12.32	10,346	6.84	7,081	68.44
Mortgage loans, net	2,194	1.55	2,522	1.67	(328)	(13.01)
Other assets	747	0.53	1,269	0.84	(522)	(41.18)

Total assets	$141,492	100.00	$151,311	100.00	$(9,819)	(6.49)

Consolidated obligations, net:
Discount notes	$27,599	20.69	$17,127	11.97	$10,472	61.14
Bonds	97,942	73.41	121,450	84.90	(23,508)	(19.36)
Deposits	6,201	4.65	2,989	2.09	3,212	107.42
Other liabilities	1,670	1.25	1,492	1.04	178	11.96

Total liabilities	$133,412	100.00	$143,058	100.00	$(9,646)	(6.74)

Capital stock	$7,480	92.56	$8,124	98.44	$(644)	(7.93)
Retained earnings	1,051	13.01	873	10.58	178	20.42
Accumulated other comprehensive loss	(451)	(5.57)	(744)	(9.02)	293	39.45

Total capital	$8,080	100.00	$8,253	100.00	$(173)	(2.09)

Advances

The decrease in advances from December 31, 2009 to September 30, 2010 was due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ increased deposit balances and slower loan growth. At September 30, 2010, 84.1 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. Of the par value of $93.6 billion of advances outstanding as of September 30, 2010, $71.2 billion, or 76.0 percent, had their terms reconfigured through the use of derivatives. Of the par value of $109.8 billion of advances outstanding at December 31, 2009, $91.1 billion, or 82.9 percent, had their terms reconfigured through the use of derivatives. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
September 30, 2010	$62,694	67.0
December 31, 2009	75,418	68.7

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

			Increase/(Decrease)
	As of September 30, 2010	As of December 31, 2009	Amount	Percent
Short-term investments:
Deposits with other FHLBanks	$2	$3	$(1)	(11.37)
Certificates of deposit	1,650	300	1,350	450.00
Federal funds sold	15,775	10,043	5,732	57.06

Total short-term investments	17,427	10,346	7,081	68.44

Long-term investments:
State or local housing agency obligations	118	126	(8)	(6.14)
U.S. government agency debt obligations	3,695	3,542	153	4.32
Mortgage-backed securities:
U.S. government agency securities	8,192	7,375	817	11.07
Private label	9,694	11,551	(1,857)	(16.07)

Total mortgage-backed securities	17,886	18,926	(1,040)	(5.50)

Total long-term investments	21,699	22,594	(895)	(3.96)

Total investments	$39,126	$32,940	$6,186	18.78

The increase in short-term investments from December 31, 2009 to September 30, 2010 was due to an increase in federal funds sold and certificates of deposit during the period due to the continued availability of these short-term investments at attractive interest rates.

The decrease in long-term investments from December 31, 2009 to September 30, 2010 was due primarily to a decrease in private-label MBS during the period due primarily to principal repayments and maturities and the lack of quality MBS at attractive prices.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent, or in certain circumstances 600 percent, of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 198 percent and 206 percent of total capital plus mandatorily redeemable capital stock at September 30, 2010 and December 31, 2009, respectively. The Bank has been below its target range of 250 percent to 275 percent due to a lack of quality MBS at attractive prices during recent market conditions.

As of September 30, 2010, the Bank had a total of 46 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $448 million and a total of 104 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $220 million. As of December 31, 2009, the Bank had a total of 32 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $739 million, and a total of 187 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $883 million.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank’s private-label MBS portfolio are evaluated by estimating the present value of cash flows the Bank expects to collect based on the structure of the security and certain economic environment assumptions, such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds, while factoring in underlying collateral and credit enhancement.

Based on the impairment analysis described above, for the third quarter and first nine months of 2010, the Bank recognized total other-than-temporary impairment losses of $5 million and $200 million, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $14 million and $132 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(9) million and $68 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. For the third quarter and first nine months of 2009, the Bank recognized total other-than-temporary impairment losses of $105 million and $1.2 billion, respectively, related to private-label MBS in its investment securities portfolio. The credit related portion of $129 million and $264 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(24) million and $943 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. When previously impaired securities increase in fair value but experience a subsequent credit loss, the amount of the credit loss is reclassified from other comprehensive loss into earnings. This reclassification may result in negative noncredit losses being presented on the Statements of Income.

Certain other private-label MBS in the Bank’s investment securities portfolio that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held from December 31, 2009 to September 30, 2010 was due primarily to the maturity of these assets during the period. In 2006, the Bank ceased purchasing assets under the Affordable Multifamily Participation Program, and in 2008 the Bank ceased purchasing assets under the Mortgage Partnership Finance Program (“MPF Program”) and suspended acquisitions of mortgage loans under the Mortgage Purchase Program (“MPP”). If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note. The Bank purchased loans with maturity dates extending to 2038.

As of September 30, 2010 and December 31, 2009, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional MPF Program and MPP loans held for portfolio for the five largest state concentrations.

	As of September 30, 2010	As of December 31, 2009
	Percent of Total	Percent of Total
South Carolina	24.60	24.49
Florida	20.22	19.16
Georgia	14.56	14.47
North Carolina	14.49	15.13
Virginia	9.17	9.26
All other	16.96	17.49

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. Consolidated obligation issuances financed 88.7 percent of the $141.5 billion in total assets at September 30, 2010, remaining relatively stable from the financing ratio of 91.6 percent as of December 31, 2009.

The net decrease in consolidated obligations from December 31, 2009 to September 30, 2010 corresponds to the decrease in demand for advances by the Bank’s members during the period and the increase in liquidity from advance prepayments as a result of member failures. Consolidated obligation bonds decreased and consolidated obligation discount notes increased during the period due to increased demand in the marketplace for short-term debt and a corresponding decrease in demand for long-term debt in light of market conditions. Consolidated obligation bonds outstanding at September 30, 2010 and December 31, 2009 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates on them, in effect, into short-term variable interest rates, usually based on LIBOR. Of the par value of $96.2 billion of consolidated obligation bonds outstanding at September 30, 2010, $60.7 billion, or 63.1 percent, had their terms reconfigured through the use of derivatives. The comparable notional amount of such outstanding derivatives at December 31, 2009 was $85.2 billion, or 70.9 percent, of the par value of consolidated obligation bonds.

As of September 30, 2010, callable consolidated obligation bonds constituted 20.9 percent of the total par value of consolidated obligation bonds outstanding, compared to 27.7 percent at December 31, 2009. This decrease was due to market conditions that made the issuance of callable fixed maturity debt less attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable consolidated obligation bonds generally are callable by the counterparty. The Bank generally will call a hedged consolidated obligation bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. The increase in deposits from December 31, 2009 to September 30, 2010 was due to one member maintaining funds from an advance in its Bank deposit account at period end.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2010.

Capital

The decrease in total capital from December 31, 2009 to September 30, 2010 was due to the repurchase of $507 million in excess activity-based capital stock, the reclassification of $340 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of 22 member institutions obtaining nonmember status and the payment of $19 million in dividends during the period. Members obtain nonmember status as a result of a merger into, or acquisition of all or substantially all of the member’s assets and liabilities by, a nonmember, or through transfer by the FDIC of a failed member’s assets and liabilities to a nonmember purchaser. This decrease was partially offset by a $293 million decrease in accumulated other comprehensive loss, the issuance of $203 million in capital stock, and $197 million in net income recorded in retained earnings during the period.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in the following table (dollars in millions):

	As of September 30, 2010		As of December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,091	$9,023	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.38%	4.00%	6.07%
Total regulatory capital*	$5,660	$9,023	$6,052	$9,185
Leverage ratio	5.00%	9.56%	5.00%	9.11%
Leverage capital	$7,075	$13,535	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $492 million and $188 million in mandatorily redeemable capital stock at September 30, 2010 and December 31, 2009, respectively.

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

The regulation provides that the Director of the Finance Agency (the “Director”) will make a capital classification for each FHLBank at least quarterly and delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized. On September 29, 2010, the Bank received notification from the Director that, based on June 30, 2010 data, the Bank meets the definition of “adequately capitalized.”

As of September 30, 2010, the Bank had capital stock subject to mandatory redemption from 65 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 45 members and former members as of December 31, 2009. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the date on which the activity no longer remains outstanding.

As of September 30, 2010 and December 31, 2009, the Bank’s activity-based stock included $2.5 billion and $1.9 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. The Bank’s board of directors determines on a quarterly basis any discretionary repurchases of excess shares.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2010 and 2009, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Net interest income	$138	$102	$36	34.12	$427	$242	$185	76.25
Other (loss) income	(5)	(58)	53	(90.62)	(117)	118	(235)	(199.40)
Other expense	32	29	3	3.20	42	86	(44)	(52.81)
Total assessments	27	4	23	581.16	71	73	(2)	(1.90)
Net income	74	11	63	573.54	197	201	(4)	(1.86)

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

Net interest income for the third quarter of 2010 was $138 million, an increase of $36 million from net interest income of $102 million for the third quarter of 2009. The primary reason for the increase resulted from hedging adjustments on prepaid advances that reduced net interest income in the third quarter of 2009. Another factor was a decrease in interest expense on long term borrowings, primarily due to a decrease in interest rates between the third quarters of 2009 and 2010.

Net interest income was $427 million for the nine months ended September 30, 2010, an increase of $185 million from the $242 million of net interest income for the same period in 2009. The primary reasons for the increase resulted from hedging adjustments on prepaid advances that lowered net interest income during the first nine months of 2009, as well as larger decreases in interest rates on consolidated obligations than advances over a comparable decrease in volumes between the periods.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2010 and 2009 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivative is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. Amortization associated with hedging-related basis adjustments also are reflected in net interest income, which affect interest rate spread. As noted in the below tables, during the third quarter and first nine months of 2010, compared to the same periods in 2009, the interest rate spread increased by 15 basis points and 25 basis points, respectively. The increase in interest rate spread during the periods is due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid as well as other hedging-related adjustments during the third quarter and first nine months of 2009.

Spread and Yield Analysis

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,926	$9	0.25	$9,026	$4	0.18
Interest-bearing deposits (1)	4,000	2	0.20	3,883	1	0.16
Certificates of deposit	1,542	1	0.41	—	—	—
Long-term investments (2)	21,209	221	4.13	24,345	290	4.72
Advances	97,716	109	0.44	130,127	99	0.30
Mortgage loans held for portfolio (3)	2,257	30	5.25	2,731	36	5.24
Loans to other FHLBanks	2	—	0.20	—	—	—

Total interest-earning assets	140,652	372	1.05	170,112	430	1.00

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	942			1,023

Total assets	$141,593			$171,134

Liabilities and Capital
Deposits (4)	$3,350	1	0.13	$3,814	—	0.07
Short-term borrowings	21,441	10	0.19	31,160	16	0.20
Long-term debt	102,701	222	0.86	121,713	312	1.02
Other borrowings	500	1	0.62	155	—	(0.75)

Total interest-bearing liabilities	127,992	234	0.73	156,842	328	0.83

Other liabilities	5,607			6,334
Total capital	7,994			7,958

Total liabilities and capital	$141,593			$171,134

Net interest income and net yield on interest-earning assets		$138	0.39		$102	0.24

Interest rate spread			0.32			0.17

Average interest-earning assets to interest-bearing liabilities			109.89			108.46

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,071	$22	0.23	$11,819	$18	0.20
Interest-bearing deposits (1)	3,658	5	0.18	4,583	6	0.18
Certificates of deposit	992	3	0.37	—	—	—
Long-term investments (2)	21,713	706	4.35	25,568	929	4.86
Advances	103,900	262	0.34	142,364	812	0.76
Mortgage loans held for portfolio (3)	2,362	93	5.26	2,953	118	5.33
Loans to other FHLBanks	1	—	0.18	1	—	0.22

Total interest-earning assets	145,697	1,091	1.00	187,288	1,883	1.34

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	1,019			1,520

Total assets	$146,715			$188,807

Liabilities and Capital
Deposits (4)	$3,073	2	0.08	$4,282	3	0.10
Short-term borrowings	17,531	19	0.14	43,075	254	0.79
Long-term debt	112,157	642	0.77	125,611	1,382	1.47
Other borrowings	411	1	0.39	458	2	0.44

Total interest-bearing liabilities	133,172	664	0.67	173,426	1,641	1.26

Other liabilities	5,375			7,586
Total capital	8,168			7,795

Total liabilities and capital	$146,715			$188,807

Net interest income and net yield on interest-earning assets		$427	0.39		$242	0.17

Interest rate spread			0.33			0.08

Average interest-earning assets to interest-bearing liabilities			109.40			107.99

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the third quarter and first nine months of 2010, compared to the same periods in 2009, was primarily rate related.

Volume and Rate Table*

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 vs. 2009			2010 vs. 2009
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$3	$2	$5	$2	$2	$4
Interest-bearing deposits	—	1	1	(1)	—	(1)
Certificates of deposit	1	—	1	2	1	3
Long-term investments	(35)	(34)	(69)	(132)	(91)	(223)
Advances	(28)	38	10	(179)	(371)	(550)
Mortgage loans held for portfolio	(6)	—	(6)	(23)	(2)	(25)

Total	(65)	7	(58)	(331)	(461)	(792)

Increase (decrease) in interest expense:
Deposits	—	1	1	(1)	—	(1)
Short-term borrowings	(5)	(1)	(6)	(99)	(136)	(235)
Long-term debt	(45)	(45)	(90)	(135)	(605)	(740)
Other borrowings	—	1	1	—	(1)	(1)

Total	(50)	(44)	(94)	(235)	(742)	(977)

(Decrease) increase in net interest income	$(15)	$51	$36	$(96)	$281	$185

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest income	$138	$102	$427	$242

Interest components of hedging activities included in net interest income:
Hedging advances	$(708)	$(941)	$(2,410)	$(2,576)
Hedging consolidated obligations	237	420	940	1,163
Hedging related amortization	(39)	(159)	(129)	(455)

Net decrease in net interest income	$(510)	$(680)	$(1,599)	$(1,868)

Interest components of derivative activity included in other income (loss):
Purchased options	$6	$9	$9	$29
Synthetic macro funding	(2)	(7)	(4)	(26)
Trading securities	(37)	(39)	(114)	(109)

Net decrease in other income (loss)	$(33)	$(37)	$(109)	$(106)

Other Income (Loss)

The Bank’s other income (loss) is composed primarily of net impairment losses recognized in earnings, net gains (losses) on trading securities and net (losses) gains on derivatives and hedging activities. The following table presents the components of other income (loss) (in millions):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2010	2009		2010	2009
Other Income (Loss):
Net impairment losses recognized in earnings	$(14)	$(129)	$115	$(132)	$(264)	$132
Net gains (losses) on trading securities	38	25	13	118	(83)	201
Net (losses) gains on derivatives and hedging activities	(30)	45	(75)	(105)	462	(567)
Other	1	1	—	2	3	(1)

Total other (loss) income	$(5)	$(58)	$53	$(117)	$118	$(235)

The overall changes in other income (loss) for the third quarter and first nine months of 2010, compared to the same periods in 2009, were due primarily to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall hedging activities (including those related to trading securities).

During the first nine months of 2010 and 2009, including the third quarter of 2010 and 2009, the Bank held approximately $3 billion of debt securities classified as trading that were in non-qualifying hedging relationships using interest rate swaps. Gains and losses on the securities and derivatives are recorded on different lines within the other income (loss) section of the income statement. During the third quarter of 2010, the Bank recorded trading securities gains of $38 million, which were offset by derivative losses of

$42 million. For the third quarter of 2009, the trading securities gain was $25 million, which was offset by derivative losses of $35 million. In addition, gains from ineffective hedges, primarily caused by changes in LIBOR, net of related amortization primarily associated with re-designations, were $45 million during the third quarter of 2010 as compared to gains of $115 million for the third quarter of 2009. The amortizations were offset by amortizations associated with de-designated hedges that are recorded in interest income. These items comprise the majority of the $30 million of derivative losses recorded during the third quarter of 2010 and $45 million of derivative gains recorded during the third quarter of 2009.

During the first nine months of 2010, the Bank recorded trading securities gains of $118 million, which were offset by derivative losses of $127 million. For the first nine months of 2009, the trading securities loss was $83 million, which was offset by derivative gains of $139 million. In addition, gains from ineffective hedges, primarily caused by changes in LIBOR, net of related amortization primarily associated with re-designations, were $139 million during 2010 as compared to gains of $412 million for the first nine months of 2009. The amortizations were offset by amortizations associated with de-designated hedges that are recorded in interest income. These items comprise the majority of the $105 million of derivative losses recorded during 2010 and $462 million of derivative gains recorded during the first nine months of 2009.

The Bank also records all gains or losses, comprising changes in fair value and interest paid or received, of non-qualifying hedges in the net (losses) gains on derivatives and hedging activities classification. The following tables detail each of the components of net (losses) gains on derivatives and hedging activities (in millions):

Net (Losses) Gains on Derivatives and Hedging Activities

	Advances	Purchased Options, Macro Hedging and Synthetic Macro Funding	Investments	Consolidated Obligations Bonds	Consolidated Obligations Discount Notes	Total

Three Months Ended September 30, 2010
Interest-related	$—	$4	$(37)	$—	$—	$(33)
Qualifying fair value hedges	67	—	—	(22)	—	45
Non-qualifying hedges and other	—	—	(42)	—	—	(42)

Total gains (losses)	$67	$4	$(79)	$(22)	$—	$(30)

Three Months Ended September 30, 2009
Interest-related	$—	$2	$(39)	$—	$—	$(37)
Qualifying fair value hedges	156	—	—	(32)	(9)	115
Non-qualifying hedges and other	—	1	(34)	—	—	(33)

Total gains (losses)	$156	$3	$(73)	$(32)	$(9)	$45

Nine Months Ended September 30, 2010
Interest-related	$—	$5	$(114)	$—	$—	$(109)
Qualifying fair value hedges	173	—	—	(31)	(3)	139
Non-qualifying hedges and other	—	(7)	(128)	—	—	(135)

Total gains (losses)	$173	$(2)	$(242)	$(31)	$(3)	$(105)

Nine Months Ended September 30, 2009
Interest-related	$—	$3	$(109)	$—	$—	$(106)
Qualifying fair value hedges	432	—	—	(16)	(4)	412
Non-qualifying hedges and other	—	17	139	—	—	156

Total gains (losses)	$432	$20	$30	$(16)	$(4)	$462

Non-interest Expense

Non-interest expense increased by $26 million during the third quarter of 2010, compared to the third quarter of 2009, due primarily to a $23 million increase in total assessments resulting from an increase in income during the period. Non-interest expense decreased by $46 million during the first nine months of 2010, compared to the same period in 2009, due primarily to a $51 million reduction in other expense related to a net receivable due from LBSF.

Prior to September 19, 2008, LBSF was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and determined that the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189 million. At that time, the Bank recorded a $189 million receivable for the net amount due and a $170 million reserve, with a corresponding increase to other expense, at September 30, 2008 based on management’s estimate of the probable amount that would be realized.

During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank’s claims on the Lehman estate is $175 million. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, Bank management’s estimate of the probable amount to be realized as of June 30, 2010 was $68 million. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $49 million, with a corresponding reduction to other expense.

During the third quarter of 2010, Bank management began negotiations with a third party for the sale of its claim on the Lehman bankruptcy estate. Based on these negotiations Bank management’s estimate of the probable amount to be realized as of August 30, 2010 was $70 million. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $2 million, with a corresponding reduction to other expense. For the nine months ended September 30, 2010, the total reduction to other expense related to the net receivable due from LBSF was $51 million. On September 30, 2010, the Bank sold its claim on the Lehman bankruptcy estate for $70 million, the carrying value of the net receivable due from LBSF.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the third quarter and first nine months of 2010. In light of stress and instability in domestic and international credit markets, the Finance Agency provided liquidity guidance to each FHLBank in September 2008 and March 2009, generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank implemented this 45-day debt service goal effective January 28, 2010; prior to that, the Bank’s goal was to maintain sufficient liquidity for 90 days. The Bank determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during the third quarter and first nine months of 2010 and as of October 31, 2010.

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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability as a related party guarantee. These related party guarantees meet the scope exceptions under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at September 30, 2010 or December 31, 2009. As of September 30, 2010, the FHLBanks had $806.0 billion in aggregate par value of COs issued and outstanding, $123.8 billion of which was attributable to the Bank.

As of September 30, 2010, the Bank had outstanding standby letters of credit of approximately $19.7 billion with original terms of three months to 20 years, with the longest final expiration in 2030. As of December 31, 2009, the Bank had outstanding standby letters of credit of approximately $18.9 billion with original terms of less than four months to 19 years, with the longest final expiration in 2025. The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals based on the creditworthiness of the member applicant. Outstanding standby letters of credit have increased due to increased acceptance of standby letters of credit by public unit depositors as collateral for public deposits, a decrease in the credit ratings of other standby letter of credit issuers, a decrease in the number of financial institutions providing standby letters of credit or alternative forms of credit enhancement, and provisions of the Housing and Economic Recovery Act of 2008 (the “Housing Act”) which permitted the use of FHLBank standby letters of credit as credit enhancement for tax-exempt bonds. The Housing Act provisions apply only to tax-exempt bonds issued or refunded from July 30, 2008 through December 31, 2010. It is uncertain at this time whether the Housing Act provisions related to FHLBank standby letters of credit will be extended, as any extension must be implemented by statute. The Bank expects its standby letter of credit activity to continue to grow for the near future, but improvement in the financial markets and expiration of the Housing Act authority could result in a decrease in future standby letter of credit activity.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. If the Bank is required to make payment for a beneficiary’s draw, the Bank may convert such paid amount to an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded letters of credit as of September 30, 2010. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of September 30, 2010, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Finance Agency Conservatorship and Receivership

On July 9, 2010, the Finance Agency issued a notice of proposed rulemaking to establish a framework for conservatorship and receivership operations for Fannie Mae and Freddie Mac, both of which are currently in conservatorship, and the FHLBanks, which are subject to the conservatorship and receivership authority of the Finance Agency (collectively, the “GSEs”). The proposed rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts and the priorities of claims for contract parties and other claimants, largely in parallel to the conservator and receivership rules applicable to the FDIC. Comments on the proposed rule were due September 7, 2010.

Financial Reform

Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was enacted into law. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions (the “Oversight Council”); (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. The Bank’s business operations, funding costs, rights, and obligations, and the manner in which the Bank carries out its housing finance mission may be affected by the Dodd-Frank Act. The Bank is reviewing the Dodd-Frank Act and proposed regulations as they are published; however, the Bank is unable to predict at this time the actual effects of the Dodd-Frank Act until implementing regulations are finalized and certain determinations under the Dodd-Frank Act are made.

Oversight Council Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 6, 2010, the Oversight Council published (1) an advance notice of proposed rulemaking seeking comment on the criteria that it should use to determine whether a financial institution should be deemed systemically important and thus subject to an additional layer of prudential regulation by the Board of Governors of the Federal Reserve, and (2) a notice and request for public input on a study required by the Dodd-Frank Act concerning implementation of the Dodd-Frank Act prohibitions against banking entities from engaging in proprietary trading and from maintaining certain relationships with hedge funds and private equity funds (commonly known as the “Volcker Rule”). Comments on both notices were due November 5, 2010.

Basel Committee on Banking Supervision Capital Framework. On September 12, 2010, the oversight body of the Basel Committee on Banking Supervision (the “Basel Committee”) announced agreement concerning increased capital standards for internationally-active banks. The capital standards would increase the minimum common equity requirements based on risk-weighted assets, with an additional capital conservation buffer requirement. In addition, national regulators could impose an additional capital buffer to protect against excess credit growth. The Basel Committee also proposed a liquidity coverage ratio that would be phased in for internationally active depository institutions on January 1, 2015, as well as a net stable funding ratio for internationally active depository institutions expected to be established by January 1, 2018.

FDIC Proposed Rule on Orderly Liquidation Authority. On October 19, 2010, the FDIC issued a notice of proposed rulemaking to clarify how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a covered financial company in instances where the failure of the company and its liquidation under other insolvency or bankruptcy procedures could pose a significant risk to the financial stability of the United States. The proposed rule establishes, among other things, (1) procedures for submitting, allocating priority among, and valuing secured and unsecured creditor claims against the covered financial company’s assets, and (2) the FDIC’s ability to continue key operations, services and transactions to maximize the value of the covered financial company’s assets and avoid a disorderly collapse in the market place. These procedures may affect the Bank’s ability to terminate a financial contract after a counterparty has been placed into receivership and may impact the processing of the Bank’s claims, if any, against the counterparty’s assets. Comments on the proposed rule are due November 18, 2010.

CFTC Proposed Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the Commodity Futures Trading Commission (the “CFTC”) issued a proposed rule which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in securities of GSEs or U.S. government corporations that are not explicitly guaranteed as to principal and interest by the U.S. federal government. Currently, GSE securities are eligible investments under CFTC regulations. The proposed change may impact adversely demand for FHLBank consolidated obligations. Comments on the proposed rule are due December 3, 2010.

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

	As of September 30, 2010		As of December 31, 2009
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-4	81	$11,767	93	$3,969
5-7	192	13,086	255	31,059
8	144	51,789	151	56,880
9	168	9,954	212	12,358
10	167	5,943	134	4,788

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of September 30, 2010, 13 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2010	$93,608	$194,500	66.07	10.68	23.25
As of December 31, 2009	109,813	216,032	63.00	11.50	25.50

As of February 1, 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. On October 1, 2010, the Bank notified members that, beginning December 1, 2010, LCV for home equity loans and lines of credit pledged as collateral similarly will be based on market values.

According to the FDIC, during the third quarter of 2010, 41 FDIC-insured institutions were closed and the FDIC was named receiver, compared to 50 FDIC-insured institutions that were closed during the third quarter of 2009. Of the 41 FDIC-insured institutions that were closed during the third quarter of 2010, 21 were members of the Bank. All outstanding advances to those institutions placed into FDIC receivership were either paid in full or assumed by another member institution under purchase and assumption agreements between the assuming institution and the FDIC.

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2010 and December 31, 2009.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including certificates of deposit, federal funds sold and MBS.

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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to counterparties other than the U.S. government or U.S. government agencies and instrumentalities (“non-U.S. government counterparties”) from $10.8 billion at December 31, 2009 to $17.9 billion as of September 30, 2010. The Bank’s unsecured credit exposure comprises primarily federal funds sold. There were four non-U.S. government counterparties that represented in excess of five percent but less than 10 percent, and two non-U.S. government counterparties that represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government counterparties.

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. The Bank’s long-term investment portfolio as of September 30, 2010 included $9.7 billion of private-label MBS, which represented a substantial portion, or 44.7 percent of the carrying value, of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s investments held at September 30, 2010 and December 31, 2009 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO. During the period from October 1, 2010 through October 31, 2010, there was no subsequent credit rating agency action taken with respect to the Bank’s investments.

Investment Ratings

As of September 30, 2010

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBanks	$—	$2	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,650	—	—	—	—	—	—
Federal funds sold	—	7,705	8,070	—	—	—	—	—	—

Total short-term investments	—	7,707	9,720	—	—	—	—	—	—

Long-term investments:
State or local housing agency obligations	118	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	3,695	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	8,192	—	—	—	—	—	—	—	—
Private label	3,149	502	1,141	371	797	1,117	1,766	639	212

Total mortgage-backed securities	11,341	502	1,141	371	797	1,117	1,766	639	212

Total long-term investments	15,154	502	1,141	371	797	1,117	1,766	639	212

Total investments	$15,154	$8,209	$10,861	$371	$797	$1,117	$1,766	$639	$212

(1)    Investment amounts noted in the above tables represent the carrying value and do not include related accrued interest receivable of $104 million at September 30, 2010.

Investment Ratings

As of December 31, 2009

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBanks	$—	$3	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	300	—	—	—	—	—	—
Federal funds sold	—	3,150	6,893	—	—	—	—	—	—

Total short-term investments	—	3,153	7,193	—	—	—	—	—	—

Long-term investments:
State or local housing agency obligations	111	15	—	—	—	—	—	—	—
U.S. government agency debt obligations	3,542	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	7,375	—	—	—	—	—	—	—	—
Private label	4,477	741	2,055	292	890	1,113	1,722	124	137

Total mortgage-backed securities	11,852	741	2,055	292	890	1,113	1,722	124	137

Total long-term investments	15,505	756	2,055	292	890	1,113	1,722	124	137

Total investments	$15,505	$3,909	$9,248	$292	$890	$1,113	$1,722	$124	$137

(1)	Investment amounts noted in the above tables represent the carrying value and do not include related accrued interest receivable of $127 million at December 31, 2009.

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At September 30, 2010, based on the classification by the originator at the time of origination, approximately 88.5 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A. None of the underlying mortgages collateralizing the private-label MBS portfolio is considered subprime.

The tables below provide additional information on the Bank’s private-label MBS by year of securitization as of and for the nine months ended September 30, 2010 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$46	$2,573	$2,619
AA	—	41	—	138	293	472
A	—	—	—	308	758	1,066
BBB	—	—	—	108	175	283
BB	—	255	155	373	20	803
B	176	165	88	712	28	1,169
CCC	76	789	543	560	—	1,968
CC	—	448	298	82	—	828
C	—	81	114	17	—	212

Total unpaid principle balance	$252	$1,779	$1,198	$2,344	$3,847	$9,420

Amortized cost	$234	$1,577	$1,076	$2,254	$3,826	$8,967

Gross unrealized losses	$2	$109	$87	$203	$123	$524

Fair value	$232	$1,473	$989	$2,052	$3,758	$8,504

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$(17)	$(54)	$(27)	$(22)	$(2)	$(122)
Non-credit-related losses	23	6	10	31	6	76

Total other-than-temporary impairment	$(40)	$(60)	$(37)	$(53)	$(8)	$(198)

Weighted average percentage of fair value to unpaid principle balance	92.40%	82.78%	82.58%	87.51%	97.69%	90.28%
Original weighted average credit support	15.72%	12.51%	9.55%	6.51%	3.00%	6.84%
Weighted average credit support	15.06%	9.89%	7.40%	8.29%	6.98%	8.12%
Weighted average collateral delinquency	15.69%	18.92%	17.31%	12.00%	5.12%	11.27%

	Year of Securitization - Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$548	$548
AA	—	—	—	—	35	35
A	—	—	—	—	86	86
BBB	—	—	—	—	88	88
BB	—	—	—	—	12	12
CCC	—	—	—	383	—	383
CC	—	—	—	—	—	—
C	—	70	—	—	—	70

Total unpaid principle balance	$—	$70	$—	$383	$769	$1,222

Amortized cost	$—	$58	$—	$345	$770	$1,173

Gross unrealized losses	$—	$9	$—	$124	$10	$143

Fair value	$—	$50	$—	$221	$764	$1,035

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(2)	$—	$(8)	$—	$(10)
Non-credit-related losses	—	(2)	—	(6)	—	(8)

Total other-than-temporary impairment	$—	$—	$—	$(2)	$—	$(2)

Weighted average percentage of fair value to unpaid principle balance	0.00%	70.78%	0.00%	57.72%	99.43%	84.70%
Original weighted average credit support	0.00%	12.29%	0.00%	26.55%	6.83%	13.33%
Weighted average credit support	0.00%	7.33%	0.00%	24.94%	11.01%	15.16%
Weighted average collateral delinquency	0.00%	33.52%	0.00%	35.46%	5.99%	16.82%

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of September 30, 2010			As of December 31, 2009
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$1,946	$7,474	$9,420	$2,517	$8,765	$11,282
Alt-A	614	608	1,222	723	658	1,381

Total unpaid principal balance	$2,560	$8,082	$10,642	$3,240	$9,423	$12,663

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

Each quarter, the Bank updates the input assumptions for the first model to reflect the most current actual loan performance information and the most current housing market assumptions. During the third quarter of 2010, the current and forecasted economic trends included continued high unemployment, ongoing pressure on housing prices, limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages, a slower-than-expected recovery, and an uncertain outlook.

As discussed above, a significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s base case housing price forecast as of September 30, 2010 assumed current-to-trough home price declines ranging from zero percent to 10 percent over the next three to nine months beginning July 1, 2010 (resulting in peak-to-trough home price declines of up to 64.0 percent). Thereafter, home prices are projected to remain flat for the first 12 months following the trough, increase by one percent for in the second year, increase by three percent in the third year, increase by four percent in the fourth year, increase by five percent in the fifth year, increase by six percent in the sixth year, and increase by four percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For those securities for which an other-than-temporary impairment was determined to have occurred during the third quarter of 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is included in Note 6 to the interim financial statements.

As previously discussed, based on the Bank’s impairment analysis for the third quarter and first nine months of 2010, the Bank recognized total other-than-temporary impairment losses of $5 million and $200 million, respectively. The credit related portion of $14 million and $132 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(9) million and $68 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. Based on the Bank’s impairment analysis for the third quarter and first nine months of 2009, the Bank recognized total other-than-temporary impairment losses of $105 million and $1.2 billion, respectively. The credit related portion of $129 million and $264 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(24) million and $943 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

The table below summarizes the total other-than-temporary impairment by newly impaired and previously impaired securities (in millions):

	Three Months Ended September 30,
	2010			2009
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$5	$(5)	$(4)	$95	$(99)
Securities previously impaired prior to current period*	(14)	(14)	—	(125)	(119)	(6)

Total	$(14)	$(9)	$(5)	$(129)	$(24)	$(105)

*	For the three months ended September 30, 2010 and 2009, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to July 1, 2010 and 2009.

	Nine Months Ended September 30,
	2010			2009
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(38)	$159	$(197)	$(219)	$968	$(1,187)
Securities previously impaired prior to current period*	(94)	(91)	(3)	(45)	(25)	(20)

Total	$(132)	$68	$(200)	$(264)	$943	$(1,207)

*	For the nine months ended September 30, 2010 and 2009, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2010 and 2009.

The tables below summarize the total other-than-temporary impairment loss recorded during the periods by classification and by the duration of the unrealized loss prior to impairment (in millions):

	Three Months Ended September 30, 2010
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$5	$5
Alt-A	—	—	—

Total	$—	$5	$5

	Three Months Ended September 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:

Prime loans	$—	$13	$13
Alt-A	—	92	92

Total	$—	$105	$105

	Nine Months Ended September 30, 2010
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:
Prime loans	$—	$198	$198
Alt-A	—	2	2

Total	$—	$200	$200

	Nine Months Ended September 30, 2009
	Gross Unrealized Loss Position
	Less than 12 Months	12 Months or more	Total
Private-label MBS backed by:

Prime loans	$—	$984	$984
Alt-A	—	223	223

Total	$—	$1,207	$1,207

Certain other private-label MBS in the Bank’s investment portfolio that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost basis of the securities, the Bank does not intend to sell the securities, and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was five percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of three percent compared to four percent in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from five percent to 15 percent over the next three to nine months beginning July 1, 2010. Thereafter, home prices were projected to increase zero percent in the first two years, one percent in the third year, two percent in the fourth and fifth years, and three percent in each subsequent year.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful housing price scenario (dollars in millions):

	For the Three Months Ended September 30, 2010
	Housing Price Scenario
	Base Case**			Adverse Case
	Number of Securities	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss
Private-label MBS
Prime*	11	$868	$(12)	36	$3,224	$(104)
Alt-A*	1	183	(2)	3	453	(12)

Total	12	$1,051	$(14)	39	$3,677	$(116)

*	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

**	Represent securities and related other-than-temporary-impairment credit losses for the three months ended September 30, 2010.

The Bank continues to actively monitor the credit quality of its private-label MBS investments. It is not possible to predict the magnitude of additional other-than-temporary impairment losses in future periods because that prediction depends on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Many factors could influence the Bank’s future modeling assumptions, including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on its investment portfolio.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2010 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of September 30, 2010, the Bank had $144.1 billion in total notional amount of derivatives outstanding compared to $192.0 billion at December 31, 2009. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of September 30, 2010, 99.1 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America, National Association, Bank of New York Mellon, Credit Agricole CIB and Rabobank Nederland that each represented more than 10 percent of the Bank’s net exposure. As of December 31, 2009, 99.4 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America, National Association, BNP Paribas, Rabobank Nederland and Royal Bank of Canada, that each represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of the Bank’s derivative counterparties (in millions):

Derivative Counterparty Credit Exposure

As of September 30, 2010

	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
Credit Rating:
AAA	$2,362	$—	$—	$—
AA	39,861	9	—	9
A	100,585	53	47	6
BBB	221	—	—	—
Member institutions*	1,046	5	—	—

Total derivatives	$144,075	$67	$47	$15

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Derivative Counterparty Credit Exposure

As of December 31, 2009

	Notional Amount	Total Net Exposure at Fair Value	Collateral Held	Net Exposure After Collateral
Credit Rating:
AAA	$3,002	$—	$—	$—
AA	55,489	16	—	16
A	132,409	97	92	5
BBB	25	—	—	—
Member institutions*	1,104	4	—	—

Total derivatives	$192,029	$117	$92	$21

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

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

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution. These risk management practices are described in detail in the Bank’s Form 10-K. In some cases, a portion of the credit support for MPP and MPF Program loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2010, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. Given the amount of loans covered by this insurance, the other credit enhancements and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of September 30, 2010.

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

Derivative Financial Instruments Excluding Accrued Interest/By Product

	As of September 30, 2010		As of December 31, 2009
	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)	Total Notional	Estimated Fair Value Gain /(Loss) (excludes accrued interest)
Advances:
Fair value hedges	$69,627	$(5,661)	$89,316	$(4,677)
Non-qualifying hedges	1,526	(153)	1,763	(72)

Total	71,153	(5,814)	91,079	(4,749)

Investments:
Non-qualifying hedges	3,000	(416)	3,218	(289)

Total	3,000	(416)	3,218	(289)

Consolidated obligation bonds:
Fair value hedges	59,534	1,630	82,706	1,133
Non-qualifying hedges	1,175	16	2,512	6

Total	60,709	1,646	85,218	1,139

Consolidated obligation discount notes:
Fair value hedges	1,294	2	6,510	8

Total	1,294	2	6,510	8

Balance sheet:
Non-qualifying hedges	5,826	4	3,796	10

Total	5,826	4	3,796	10

Intermediary positions:
Intermediaries	2,093	—	2,208	—

Total	2,093	—	2,208	—

Total notional and fair value	$144,075	$(4,578)	$192,029	$(3,881)

Total derivatives excluding accrued interest		$(4,578)		$(3,881)
Accrued interest		(64)		48
Cash collateral held by counterparty—assets		4,307		3,555
Cash collateral held from counterparty—liabilities		(47)		(92)

Net derivative balance		$(382)		$(370)

Net derivative assets balance		$34		$39
Net derivative liabilities balance		(416)		(409)

Net derivative balance		$(382)		$(370)

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

Effective Duration Exposure

(In years)

	As of September 30, 2010			As of December 31, 2009
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.57	0.37	(0.01)	0.68	0.50	0.27
Liabilities	0.51	0.54	0.25	0.52	0.56	0.51
Equity	1.51	(2.05)	(3.81)	3.05	(0.31)	(3.57)
Effective duration gap	0.06	(0.17)	(0.26)	0.16	(0.06)	(0.24)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital decreased by $173 million from December 31, 2009 to September 30, 2010, the market value of equity increased by $683 million during this same period due primarily to an increase in MBS prices relative to other fixed-income securities.

Market Value of Equity

(In millions)

	As of September 30, 2010			As of December 31, 2009
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$134,024	$135,615	$136,335	$143,481	$145,582	$146,820
Liabilities	126,312	127,641	128,423	136,815	138,291	139,221
Equity	7,712	7,974	7,912	6,666	7,291	7,599

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the third quarter of 2010, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

Federal Home Loan Bank of Atlanta

Date: November 9, 2010	By:	/s/ Jill Spencer
	Name:	Jill Spencer
	Title:	Interim President and
Chief Executive Officer

	By:	/s/ Steven J. Goldstein
	Name:	Steven J. Goldstein
	Title:	Executive Vice President and Chief Financial Officer