Form 10-K
period 2010-12-31
Federal Home Loan Bank of Atlanta
filed 2011-03-25
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010, the aggregate par value of the stock held by current and former members of the registrant was $8,363,690,000, and 83,636,900 total shares were outstanding as of that date. At February 28, 2011, 77,728,119 total shares were outstanding.

Important Notice About Information in this Annual Report

In this annual report on Form 10-K (Report), unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 12 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance), as regulated by the Federal Housing Finance Agency, or the “Finance Agency,” successor to the Federal Housing Finance Board (Finance Board) effective on July 30, 2008. “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.

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

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same. Forward-looking statements include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	The Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix

•	Future performance, including profitability, dividends, developments, or market forecasts

•	Forward-looking accounting and financial statement effects

•	Those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

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

•	Demand for Bank advances resulting from changes in members’ deposit flows and credit demands, as well as from changes in other sources of funding and liquidity available to members

•

Volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for the obligations of Bank members and counterparties to derivatives and similar agreements

•	The risks of changes in interest rates on the Bank’s interest-rate sensitive assets and liabilities

•

Changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in accounting principles generally accepted in the United States of America (GAAP) and related industry practices and standards, or the application thereof

•

Political, national, and world events, including acts of war, terrorism, natural disasters or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulator, and/or investors in the consolidated obligations of the 12 FHLBanks

•	Competitive forces, including other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals

•

The Bank’s ability to develop, implement, promote the efficient performance of, and support technology and information systems, including the internet, sufficient to measure and manage effectively the risks of the Bank’s business

•

Changes in investor demand for consolidated obligations of the FHLBanks and/or the terms of derivatives and similar agreements, including changes in investor preference and demand for certain terms of these instruments, which may be less attractive to the Bank, or which the Bank may be unable to offer

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

All written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. The Bank has no obligation and does not undertake publicly to update, revise, or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which these statements otherwise are made, whether as a result of new information, future events, or otherwise, except as may be required by law.

PART I.

Item 1.	Business.

Overview

The Bank is a federally chartered corporation organized in 1932 and one of 12 district FHLBanks. The FHLBanks, along with the Finance Agency and the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (GSEs) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank’s defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies and certified community development financial institutions (CDFIs) chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s stock is owned entirely by current or former members and is not publicly traded. As of December 31, 2010, the Bank’s membership totaled 1,110 financial institutions, comprising 801 commercial banks, 101 savings banks, 44 thrifts, 150 credit unions, 13 insurance companies and one certified CDFI.

The primary function of the Bank is to provide readily available, competitively priced funding to these member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community development.

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

As of December 31, 2010, the Bank had total assets of $131.8 billion, total advances of $89.3 billion, total deposits of $3.1 billion, total COs of $119.1 billion, and a retained earnings balance of $1.1 billion. The Bank’s net income for the year ended December 31, 2010 was $278 million.

The Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. The Housing and Economic Recovery Act of 2008 (Housing Act) established the Finance Agency as the new independent federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Office of Finance, a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks’ debt instruments and prepares the combined quarterly and annual financial reports of all 12 FHLBanks.

Products and Services

The Bank’s products and services include the following:

•	Credit Products

•	Mortgage Loan Purchase Programs

•	Community Investment Services

•	Cash Management and Other Services

Credit Products

The credit products that the Bank offers to its members include both advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called “housing associates” (nonmembers that are approved mortgagees under Title II of the National Housing Act). The book value of the Bank’s outstanding advances was $89.3 billion and $114.6 billion as of December 31, 2010 and 2009, respectively, and advances represented 67.7 percent and 75.7 percent of total assets as of December 31, 2010 and 2009, respectively. Advances generated 23.6 percent, 39.1 percent, and 71.3 percent of total interest income for the years ended December 31, 2010, 2009, and 2008, respectively. For further discussion of the decrease in total interest income from advances since 2008, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Net Interest Income.”

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

Pursuant to statutory and regulatory requirements, the Bank may make long-term advances only for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which include, for community financial institutions, defined small business loans, small farm loans, small agri-business loans, and community development loans.

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

Pursuant to its regulations, the Federal Deposit Insurance Corporation (FDIC) has recognized the priority of an FHLBank’s security interest under the FHLBank Act, and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution.

The Bank offers the following standard advance products:

Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is a long-term advance available for a term generally of up to 10 years with rate resets at periodic intervals.

Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity generally from one month to 10 years.

Daily Rate Credit Advance (DRC Advance). The DRC Advance provides short-term funding with rate resets on a daily basis; similar to federal funds lines. The DRC Advance is available generally from one day to 24 months.

Advances also are typically customized to fit member needs. The Bank’s customized advances include, among other products, the following:

Callable Advance. The callable advance is a fixed- or variable-rate advance with a fixed maturity and the option for the member to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity generally of up to 10 years with options from three months to 10 years.

Hybrid Advance. The hybrid advance is a fixed- or variable-rate advance that allows the inclusion of interest-rate caps and/or floors.

Convertible Advance. The Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank’s option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options from three months to 15 years.

Capped and Floored Advances. The capped advance includes an interest-rate cap, while the floored advance includes an interest-rate floor. The interest rate on the advance adjusts according to the difference between the interest-rate cap/floor and the established index. The Bank offers this product with a maturity generally of one year to 10 years.

Expander Advance. The expander advance is a fixed-rate advance with a fixed maturity and an option by the borrower to increase the amount of the advance in the future at a predetermined interest rate. The option may be Bermudan or European. The Bank has established internal limits on the amount of such options that may be sold to mature in any given quarter. The Bank offers this product with a maturity generally of two years to 20 years with an option exercise date that can be set from one month to 10 years.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions). See “Note 9—Advances” to the audited financial statements for further information on the distinction between par value and book value of outstanding advances.

	As of December 31,
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$8,852	10.41	$9,450	8.61
Fixed rate	23,073	27.13	24,607	22.41
Convertible	12,592	14.80	19,908	18.13
Hybrid	39,415	46.34	54,511	49.63
Amortizing*	1,119	1.32	1,337	1.22

Total par value	$85,051	100.00	$109,813	100.00

*	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

The Bank establishes interest rates on advances using the Bank’s cost of funds and the interest-rate swap market. For short-term advances, interest rates are driven primarily by the Bank’s discount note pricing, and for longer term advances, interest rates are driven primarily by bond and interest-rate swap pricing. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

Institution	City, State	As of December 31, 2010
		Advances Par Value	Percent of Total Advances	Weighted- average Interest Rate (%)*
Bank of America, National Association	Charlotte, NC	$25,040	29.44	4.65
Branch Banking and Trust Company	Winston Salem, NC	10,362	12.18	3.20
Navy Federal Credit Union	Vienna, VA	8,239	9.69	3.06
Regions Bank	Birmingham, AL	4,210	4.95	0.93
E*TRADE Bank	Arlington, VA	2,304	2.71	3.13
BankUnited	Miami Lakes, FL	2,215	2.60	3.05
Compass Bank	Birmingham, AL	1,880	2.21	2.15
Pentagon Federal Credit Union	Alexandria, VA	1,596	1.88	3.87
Capital One, National Association	McLean, VA	1,120	1.32	1.08
Northern Trust, N.A.	Miami, FL	1,077	1.27	4.24

Subtotal (10 largest borrowers)		58,043	68.25	3.60
Subtotal (all other borrowers)		27,008	31.75	3.07

Total par value		$85,051	100.00	3.42

*	The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and collateral valuation methodology as it relates to its advance activity is contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. The Bank requires its borrowers to collateralize fully the face amount of any letter of credit issued by the Bank during the term of the letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts must be reimbursed by the member immediately or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as contingent liabilities because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $22.3 billion and $18.9 billion of outstanding standby letters of credit as of December 31, 2010 and 2009, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2010
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$31,944	29.75
Branch Banking and Trust Company	Winton Salem, NC	11,962	11.14
Navy Federal Credit Union	Vienna, VA	8,239	7.67
SunTrust Bank	Atlanta, GA	6,133	5.71
Compass Bank	Birmingham, AL	5,251	4.89
Regions Bank	Birmingham, AL	4,414	4.11
E*TRADE Bank	Arlington, VA	2,304	2.15
BankUnited	Miami Lakes, FL	2,215	2.06
RBC Bank (USA)	Raleigh, NC	2,111	1.97
Pentagon Federal Credit Union	Alexandria, VA	1,596	1.49

Subtotal (10 largest borrowers)		76,169	70.94
Subtotal (all other borrowers)		31,215	29.06

Total advances par value and standby letters of credit		$107,384	100.00

Mortgage Loan Purchase Programs

Historically, the Bank offered mortgage loan purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. These programs, the Mortgage Partnership Finance® Program1 (MPF® Program or MPF) and the Mortgage Purchase Program (MPP), are authorized under applicable regulations. Under both the MPF Program and MPP, the Bank purchased loans

[1]	“Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank Chicago.

directly from participating financial institutions (PFIs) and not through an intermediary such as a trust. The loans consisted of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may have included qualifying conventional conforming, government Federal Housing Administration (FHA) insured, and Veterans Administration (VA) guaranteed fixed-rate mortgage loans. The Bank also purchased participation interests in loans on affordable multifamily rental properties through its Affordable Multifamily Participation Program (AMPP).

The Bank ceased purchasing new mortgage assets under MPF and MPP in 2008, and stopped purchasing participation interests under AMPP in 2006. The Bank plans to continue to support its existing MPP, MPF and AMPP portfolios, which eventually will be reduced to zero in the ordinary course of the maturities of the assets.

Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs, so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through its mortgage loan purchase programs.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

MPF Program

The unpaid principal balance of MPF loans held by the Bank was $1.8 billion and $2.2 billion at December 31, 2010 and 2009, respectively. FHLBank Chicago developed the MPF Program and, as the MPF Provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. FHA-insured and VA-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The Bank held $160 million and $209 million in FHA/VA loans under the MPF Program as of December 31, 2010 and 2009, respectively.

As of December 31, 2010, two of the Bank’s MPF PFIs, Branch Banking and Trust Company and Capital One, National Association, which like all PFIs currently are inactive, were among the Bank’s top 10 borrowers.

MPP

The unpaid principal balance of MPP loans held by the Bank was $241 million and $299 million as of December 31, 2010 and 2009, respectively. As the Bank operates its MPP independently of other FHLBanks, it has greater control over the prices offered to its customers, the quality of customer service, the relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. As of December 31, 2010, there were no MPP PFIs that were among the Bank’s top 10 borrowers.

AMPP

The Bank held participation interests in AMPP loans with an unpaid principal balance of $21 million and $22 million as of December 31, 2010 and 2009, respectively.

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory income to its Affordable Housing Program (AHP), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million.

AHP provides direct subsidy funds or subsidized advances to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income individuals and families. The Bank’s AHP is a competitive program that supports projects that provide affordable housing to those individuals and families. In addition to the competitive AHP, the Bank offers the following programs to facilitate affordable housing and promote community economic development:

•

The First-time Homebuyer Program (FHP), which provides funds through member financial institutions to be used for down payment and closing costs to families at or below 80 percent of the area median income

•

The Community Investment Program (CIP) and the Economic Development Program (EDP), each of which provides the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

For the years ended December 31, 2010 and 2009, AHP assessments were $31 million and $32 million, respectively. The Bank is permitted by regulation to allocate up to 35 percent of its annual AHP contribution to fund the FHP.

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

The Bank also acts as an intermediary for its members that have limited or no access to the capital markets but need to enter into derivatives. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank’s entering into a derivative with a member and then entering into a mirror-image derivative with one of the Bank’s approved counterparties. The derivatives entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image derivatives. The net result of the accounting for these derivatives is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction.

Investments

The Bank maintains a portfolio of short- and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. Investment income also enhances the Bank’s capacity to meet its commitments to affordable housing and community investment, cover operating expenses and satisfy the Bank’s annual Resolution Funding Corporation (REFCORP) assessment, discussed below. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments.

The Bank’s short-term investments were $16.9 billion and $10.3 billion as of December 31, 2010 and 2009, respectively. The Bank’s long-term investments were $23.0 billion and $22.6 billion as of December 31, 2010 and 2009, respectively. Short- and long-term investments represented 30.3 percent and 21.8 percent of the Bank’s total assets as of December 31, 2010 and 2009, respectively. These investments generated 67.9 percent, 54.2 percent and 25.9 percent of total interest income for the years ended December 31, 2010, 2009 and 2008, respectively.

The Bank’s short-term investments consist of overnight and term federal funds, certificates of deposit and interest-bearing deposits. The Bank’s long-term investments consist of mortgage-backed securities (MBS) issued by government-sponsored mortgage agencies or private securities that, at the time of purchase, carry the highest rating from Moody’s Investors Service (Moody’s) or Standard & Poor’s (S&P), securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations and COs issued by other FHLBanks.

The Bank’s MBS investment practice is to purchase MBS from a select group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance at December 31, 2010 and 2009 included MBS with a book value of $3.9 billion and $4.6 billion, respectively, issued by one of the Bank’s members and its affiliates with dealer relationships. See Notes 5 and 6 to the audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.”

Finance Agency regulations further limit the Bank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the Bank not exceed 300 percent, or in certain cases 600 percent, of the Bank’s previous month-end total capital, as defined by regulation, plus mandatorily redeemable capital stock on the day it purchases the securities. For discussion regarding the Bank’s compliance with this regulatory requirement, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

The Bank periodically invests in the outstanding COs issued by other FHLBanks as a part of its investment strategy. A description of the FHLBanks’ COs appears below under the heading “Funding Sources–Consolidated Obligations.” The terms of these consolidated obligations generally are similar to the terms of COs issued by the Bank. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” COs issued by the Bank.

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

While the Bank seeks to manage its entire portfolio of investments to achieve an overall rate of return in excess of the Bank’s funding costs, certain individual investments, including COs issued by other FHLBanks, may have a stated interest rate that is less than the Bank’s cost of funds at the time of purchase as a result of various factors, such as the changing nature of market interest rates and the hedging strategies adopted by the Bank. Although the stated interest rate on any series of COs is based in part on the joint and several liability of the FHLBanks, particular series of COs may have different structures and remaining maturities; consequently, they may have different rates of return to investors, including the Bank. The FHLBanks’ joint and several liability is the same for all COs issued by the FHLBanks, regardless of whether an FHLBank owns a particular series of them. Normally, at the time of purchase of these investments, the Bank also enters into derivatives with mirror-image terms to the investments to offset price movements in the investment. This hedging helps maintain an appropriate repricing balance between assets and liabilities.

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

The following table sets forth the Bank’s investments in U.S. agency securities (dollars in millions):

	As of December 31,
	2010			2009
	Amount	Percent of Total Investments	Weighted -average Yield (%)	Amount	Percent of Total Investments	Weighted -average Yield (%)
Government-sponsored enterprises debt obligations	$4,179	10.48	3.61	$3,470	10.54	4.20
Other FHLBank’s bond (1)	74	0.19	17.63	72	0.22	15.17
Mortgage-backed securities:
U.S. agency obligations-guaranteed	960	2.41	1.07	777	2.36	1.21
Government-sponsored enterprises	8,716	21.86	2.57	6,598	20.03	4.32

(1)	Includes one inverse variable-rate consolidated obligation bond.

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Funding Sources

Consolidated Obligations

Consolidated obligations or “COs,” consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded derivatives. These customized features are offset predominately by derivatives to reduce the market risk associated with the COs.

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

•

Investments described in Section 16(a) of the FHLBank Act which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located

•

Other securities that have been assigned a rating or assessment by a nationally recognized statistical rating organization (NRSRO) that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs.

The following table presents the Bank’s compliance with this requirement (in millions):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2010	$119,113	$131,532
As of December 31, 2009	138,577	150,885

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

The following table shows the net amount of the Bank’s outstanding consolidated obligation bonds and discount notes (in millions). The net amount is described in more detail in the table summarizing the Bank’s participation in COs outstanding included within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Consolidated Obligations.”

	As of December 31,
	2010	2009
Consolidated obligations, net:
Bonds	$95,198	$121,450
Discount notes	23,915	17,127

Total	$119,113	$138,577

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

An FHLBank must file a CO payment plan for Finance Agency approval upon the occurrence of any of the following:

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposit programs provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank offers several types of deposit programs, including demand and overnight deposits. As of December 31, 2010 and 2009, the Bank had demand and overnight deposits of $3.1 billion and $3.0 billion, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. As of December 31, 2010 and 2009, the Bank had excess deposit reserves of $76.4 billion and $93.2 billion, respectively.

Capital, Capital Rules, Retained Earnings, and Dividends

Capital and Capital Rules

The Bank is required to comply with regulatory requirements for total capital, leverage capital, and risk-based capital. Under these requirements, the Bank must maintain total capital in an amount equal to at least four percent of total assets and weighted leverage capital in an amount equal to at least five percent of total assets. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. In addition, the Bank must maintain permanent capital, defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings, in an amount equal to or greater than the risk-based capital requirements set forth in the Gramm-Leach-Bliley Act of 1999. The regulatory definition of permanent capital results in a calculation of permanent capital different from that determined in accordance with GAAP because the regulatory definition treats mandatorily redeemable capital stock as capital. Risk-based capital is the sum of credit, market, and operating risk capital requirements.

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

To satisfy these capital requirements, the Bank maintains a capital plan, as last amended effective March 6, 2009. Each member’s minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2010, the membership stock requirement was 0.15 percent (15 basis points) of the member’s total assets, subject to a cap of $26 million.

As of December 31, 2010, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member’s outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (investments similar to AMPP assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero percent as of December 31, 2010. As of December 31, 2010, all of the Bank’s AMPP assets had been acquired from a nonmember, and, therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those AMPP assets.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock. For additional information regarding the Bank’s stock, refer to Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Retained Earnings and Dividends

The Bank has established a capital management policy to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. At least quarterly, the Bank assesses the adequacy of its retained earnings. This assessment considers forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk and credit risk. Quarterly, the board sets the targeted amount of retained earnings the Bank is required to hold after the payment of dividends based on this assessment. Based upon this quantitative analysis, the board of directors established the target amount of retained earnings at $533 million as of December 31, 2010. The Bank’s retained earnings at December 31, 2010 were higher than this target by $591 million, as discussed in more detail in Item 7, “Management’s Discussion and analysis of Financial Condition and Results of Operation.”

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

The Finance Agency prohibits any FHLBank from issuing dividends in the form of stock or otherwise issuing new “excess stock” if that FHLBank has excess stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess stock would cause that FHLBank to exceed the one percent excess stock limitation. Excess stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. At December 31, 2010, the Bank’s excess capital stock outstanding was 2.07 percent of the Bank’s total assets. Historically, the Bank has not issued dividends in the form of stock, and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

Derivatives

Finance Agency regulations and the Bank’s Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives only to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, and to achieve the Bank’s risk management objectives. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, interest-rate cap and floor agreements, and futures and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•

Reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on the London Interbank Offered Rate (LIBOR)

•	Manage embedded options in assets and liabilities

•	Hedge the market value of existing assets or liabilities

•	Hedge the duration risk of pre-payable instruments.

The total notional amount of the Bank’s outstanding derivatives was $142.2 billion and $192.0 billion as of December 31, 2010 and 2009, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of consolidated obligations with embedded options. Issuing bonds while simultaneously entering into derivatives converts, in effect, fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond market and derivatives markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of advances with embedded options. Issuing fixed-rate advances while simultaneously entering into derivatives converts, in effect, fixed-rate advances into variable-rate earning assets.

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. The Bank reduces this risk by executing derivatives only with highly-rated financial institutions. In addition, the legal agreements governing the Bank’s derivatives require the credit exposure of all derivatives with each counterparty to be netted. As of December 31, 2010, the Bank had credit risk exposure to one counterparty, before considering collateral, in an aggregate amount of $66 million. As of December 31, 2009, the Bank had credit risk exposure to five counterparties, before considering collateral, in an aggregate amount of $113 million.

The market risk of derivatives can be measured meaningfully only on a portfolio basis, taking into account the entire balance sheet and all derivatives. The market risk of the derivatives and the hedged items is included in the measurement of the Bank’s effective duration gap (the difference between the expected weighted average maturities of the Bank’s assets and liabilities). As of December 31, 2010, the Bank’s duration calculations suggested an effective duration gap of negative 0.11 years. While duration calculations are inherently approximate rather than absolute, a positive duration gap generally indicates an overall exposure to rising interest rates; conversely, a negative duration gap normally indicates an overall exposure to falling interest rates. The larger the duration gap, whether positive or negative, indicates a larger exposure risk.

For further discussion as to how the Bank manages its credit risk and market risk on its derivatives, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.”

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank’s members, such as demand deposits, brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed. Large members also may have independent access to the national and global credit markets.

The availability of alternative funding sources to members can influence significantly the demand for the Bank’s advances and can vary as a result of a number of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral. Although most government programs created in light of the credit crisis, which provided competitive funding alternatives to the Bank’s members, expired during the first half of 2010, members have experienced significant levels of liquidity throughout 2010, in part due to higher FDIC deposit insurance limits, which has increased members’ deposits and decreased member demand for advances. Effective October 3, 2008, the standard maximum deposit insurance amount was increased temporarily from $100,000 to $250,000 per depositor through December 31, 2010. On May 20, 2009, this temporary increase was extended through December 31, 2013. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law on July 21, 2010, permanently increased the standard maximum deposit insurance amount to $250,000 per depositor. On June 28, 2010, the FDIC extended its Transaction Account Guaranty Program (TAG), which provided depositors with unlimited coverage for qualifying noninterest-bearing accounts, through December 31, 2010. The Dodd-Frank Act expanded TAG coverage to certain accounts that were previously excluded under the FDIC rule and statutorily extended TAG through December 31, 2012; on November 15, 2010, the FDIC issued a final rule to implement this provision of the Dodd-Frank Act.

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

Regulatory Oversight, Audits, and Examinations

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Agency monthly financial information on the condition and results of operations of the Bank.

Effective May 16, 2006, in accordance with the Finance Board’s regulation, the Bank registered its Class B stock with the SEC under Section 12(g)(1) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Housing Act codified the regulatory requirement that each FHLBank register a class of its common stock under Section 12(g) of the Exchange Act. As a result of this registration, the Bank is required to comply with the disclosure and reporting requirements of the Exchange Act and to file with the SEC annual, quarterly and current reports, as well as meet other SEC requirements, subject to certain exemptive relief obtained from the SEC and under the Housing Act.

The Government Corporation Control Act provides that, before a government corporation (which includes the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the Housing Act, the Secretary of the Treasury has the authority, at his or her discretion, to purchase COs, subject to the federal debt ceiling limits. Previously, the FHLBank Act had authorized the Secretary of the Treasury, at his or her discretion, to purchase COs up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury (Treasury) receives the Finance Agency’s annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct his or her own audit of any financial statements of the Bank.

The Bank has an internal audit department, the Bank’s board of directors has an audit committee, and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency, and Congress receive the Bank’s Report and audited financial statements. The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Personnel

As of December 31, 2010, the Bank employed 404 full-time and 13 part-time employees.

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

The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011, effective December 31, 2010. The FHLBanks’ aggregate payments through 2010 have satisfied $65 million of the $75 million scheduled payment due in the fourth quarter of 2011 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2010 until the annuity is satisfied.

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Treasury.

Each year the Bank must set aside for its AHP 10 percent of its annual regulatory income, or such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. If an FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for that year, since each FHLBank’s required annual AHP contribution is limited to its annual regulatory income.

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $100 million for the year ended December 31, 2010. These assessments were the equivalent of a 26.6 percent effective annual income tax rate for the Bank.

On February 28, 2011, the Bank, together with the other 11 FHLBanks, executed a Joint Capital Enhancement Agreement (Joint Capital Agreement) which provides that upon satisfying the RECORP obligation, each FHLBank will allocate a portion of its net income to a restricted retained earnings account to be established at each FHLBank (Restricted Retained Earnings Account). Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Capital” for further discussion of the Joint Capital Agreement.

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

During 2010, at least one of the other FHLBanks was classified by the Finance Agency as undercapitalized. In addition, during the recent financial crisis several FHLBanks announced matters related to net losses, suspension of dividends, suspension of stock repurchases and risk-based capital deficiencies, primarily in light of recent declines in the value of private-label MBS.

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

Advances represent the Bank’s primary product offering. For the year ended December 31, 2010, advances represented 67.7 percent of the Bank’s total assets. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and in certain circumstances, other FHLBanks. The Bank’s members have access to alternative funding sources, which may offer more favorable terms on their loans than the Bank does on its advances, including more flexible credit or collateral standards. During 2010, the Bank’s members experienced high deposit levels partly as a result of the FDIC’s increased deposit insurance coverage, decreasing member demand for advances. In addition, many of the Bank’s competitors are not subject to the same body of regulation applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

The availability of alternative funding sources to the Bank’s members that are more attractive than those funding products offered by the Bank may decrease significantly the demand for the Bank’s advances. Any change made by the Bank in the pricing of its advances in an effort to compete effectively with these competitive funding sources may decrease the Bank’s profitability on advances, which could result in lower dividend yields to members. A decrease in the demand for the Bank’s advances or a decrease in the Bank’s profitability on advances could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of December 31, 2010 and 2009, the Bank’s largest borrower, Bank of America, National Association, accounted for $25.0 billion and $37.4 billion, respectively, of the Bank’s total advances then outstanding, which represented 29.4 percent and 34.0 percent, respectively, of the Bank’s total advances then outstanding. In addition, as of December 31, 2010 and 2009, 10 of the Bank’s member institutions (including Bank of America, National Association) collectively accounted for $58.0 billion and $75.4 billion, respectively, of the Bank’s total advances then outstanding, which represented 68.3 percent and 68.7 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers—whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise – the Bank’s financial condition and results of operations could be affected negatively.

The financial services industry has seen a significant number of failed financial institutions during 2010, and this trend is expected to continue through 2011. All or a portion of the assets and liabilities of a failed financial institution may be acquired by another financial institution. This consolidation of the industry may reduce the number of potential members in the Bank’s district and result in a loss of overall business for the Bank.

Changes in interest rates could affect significantly the Bank’s earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding loans and investments and interest paid on the Bank’s borrowings and other liabilities. Although the Bank uses a number of measures to monitor and manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from both duration and convexity mismatches. The existence of gaps in interest-rate sensitivities means that either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank’s position, any such gap could affect adversely the net present value of the Bank’s interest-sensitive assets and liabilities, which could affect negatively the Bank’s financial condition and results of operations.

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

The Bank assumes secured and unsecured credit risk exposure associated with the risk of default by, or insolvency of, a borrower or counterparty. Any substantial devaluation of collateral, failure to properly perfect the Bank’s security interest in collateral, an inability to liquidate collateral, or any disruptions in the servicing of collateral in the event of a default could create credit losses for the Bank.

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) and private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody’s at the time of purchase. As of December 31, 2010, a substantial portion of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have deteriorated since 2007. Given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that further declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank’s earnings and retained earnings and the value of Bank membership.

The insolvency or other inability of a significant counterparty to perform its obligations could affect the Bank adversely.

The Bank assumes credit risk when entering into securities transactions, money market transactions, supplemental mortgage insurance agreements, and derivative contracts with counterparties. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. In addition, the Bank’s credit risk may be exacerbated based on market movements or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank.

The Bank uses master derivative contracts that contain provisions that require the Bank to net the exposure under all transactions with the counterparty to one amount to calculate collateral requirements. At times, the Bank enters into derivative contracts with foreign counterparties in jurisdictions in which it is uncertain whether the netting provisions would be enforceable in the event of insolvency of the foreign counterparty. Although the Bank attempts to monitor the creditworthiness of all counterparties, it is possible that the Bank may not be able to terminate the agreement with a foreign counterparty before the counterparty would become subject to an insolvency proceeding.

The Bank relies upon derivative instruments to reduce its interest-rate risk, and the Bank may not be able to enter into effective derivative instruments on acceptable terms.

The Bank uses derivative instruments to attempt to reduce its interest-rate risk and mortgage prepayment risk. The Bank’s management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank’s effective use of these instruments depends on the ability of Bank management to determine the appropriate hedging positions in light of the Bank’s assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank’s hedging strategy depends upon the Bank’s ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank’s corresponding obligations. If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to manage its interest-rate and other risks, or may be required to decrease its MBS holdings, which could affect the Bank’s financial condition and results of operations.

Please refer to the information set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation—Accounting for Derivatives and Hedging Activities” for a discussion of the effect of the Bank’s use of derivative instruments on the Bank’s net income and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments” for a discussion of the new statutory and regulatory requirements for derivative transactions under the Dodd-Frank Act.

The financial models and the underlying assumptions used to value financial instruments may differ materially from actual results.

The degree of management judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of our instruments, as well as the Bank’s financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different from actual results.

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

The Bank may not be able to pay dividends at rates consistent with historical practices.

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

The statutory and regulatory framework under which most financial institutions, including the Bank, operate will change substantially over the next several years as a result of the enactment of the Dodd-Frank Act and subsequent implementing regulations. Please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments” for a discussion of recent legislative and regulatory activity that could affect the Bank.

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

On January 18, 2011, the Bank filed a complaint in the State Court of Fulton County, Georgia against Countrywide Financial Corporation (n/k/a/ Bank of America Home Loans), Countywide Securities Corporation, Countrywide Home Loans, Inc., Bank of America Corporation (as successor to the Countrywide defendants), J.P. Morgan Securities, LLC (f/k/a J.P. Morgan Securities, Inc. and Bear Stearns & Co., Inc.) and UBS Securities, LLC, et al. The Bank’s claims arise from material misrepresentations in the offering documents of thirty private-label MBS sold to the Bank. The Bank’s complaint alleges that the Countrywide Defendants (Countrywide Financial Corporation, Countrywide Securities Corporation, and Countrywide Home Loans, Inc.) and J.P. Morgan Securities, LLC violated the Georgia RICO (Racketeer Influenced and Corrupt Organizations) Act. The complaint further alleges that those defendants, as well as UBS Securities, LLC committed fraud and negligent misrepresentation in violation of Georgia law, and that Bank of America Corporation is liable to the Bank as a successor to the Countrywide Defendants. The Bank is seeking monetary damages and other relief as compensation for losses it has incurred in connection with the purchase of these private-label MBS. On February 17, 2011, certain of the defendants filed a Notice of Removal to remove the case from the State Court of Fulton County, Georgia to the United States District Court for the Northern District of Georgia, Atlanta Division (Case No. 1:11-cv-00489). On March 11, 2011, the Bank filed a motion to remand the case to the State Court of Fulton County, and that motion is currently pending before the district court.

On January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed Bank of New York, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS.

The Bank is subject to other various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

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

A member may request that the Bank redeem at par its excess stock five years after the Bank receives a written request by the member, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years’ written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par the member’s stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings. Historically, it was the Bank’s general practice to promptly repurchase a member’s excess activity-based stock, subject to certain limitations and thresholds in the Bank’s capital plan. During the first quarter of 2009, the Bank notified members of an increase in the excess stock threshold amount from $100 thousand to $2.5 billion and a change from the automatic daily repurchase of excess stock to a quarterly evaluation process. The Bank repurchased $4 million, $503 million and $247 million of excess activity-based stock during the first, third and fourth quarters of 2010, respectively. Repurchases of excess activity-based stock during the first quarter of 2010 were limited to an amount equal to each member’s increased membership stock requirement for 2010, if any, pursuant to the annual recalculation of each member’s minimum stock requirement. The par value of all capital stock is $100 per share. As of February 28, 2011, the Bank had 1,156 member and non-member shareholders and 77.7 million shares of its common stock outstanding (including mandatorily redeemable shares); 3.74 million of those outstanding shares represented excess membership stock and 25.8 million of those outstanding shares represented excess activity-based stock. For further discussion of excess activity-based stock, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Executive Summary—Business Outlook.”

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The Bank declared quarterly cash dividends in 2010 and 2009 as outlined in the table below (dollars in millions).

Quarterly Dividends Declared

	2010		2009
	Amount	Annualized Rate (%)	Amount	Annualized Rate (%)
First	$5	0.27	$—	—
Second	6	0.26	—	—
Third	8	0.44	16	0.84
Fourth	8	0.39	8	0.41

In each case, the dividend rate (if any) was equal to the average three-month LIBOR for the preceding quarter.

The Bank may pay dividends on its capital stock only out of its retained earnings not allocated to the Restricted Retained Earnings Account or out of its current net earnings. The Bank’s board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The Bank’s board of directors may neither declare nor require the Bank to pay dividends if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements. The Bank also may not declare any dividend when it is not in compliance with all of its capital requirements or if it is determined that the dividend would create a financial safety and soundness issue for the Bank.

The Bank’s board of directors has adopted a capital management policy that includes a targeted amount of retained earnings separate and apart from the Restricted Retained Earnings Account. For further discussion of the Bank’s dividends and the Joint Capital Agreement, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Because only member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $10.9 billion, $13.2 billion, and $5.7 billion in letters of credit in 2010, 2009, and 2008, respectively. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2006 to 2010, have been derived from annual financial statements, including the statements of condition at December 31, 2010 and 2009 and the related statements of income and of cash flows for the three years ended December 31, 2010 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition, results of operations, or cash flows of any other interim or yearly periods (dollars in millions).

	As of and for the Years Ended December 31,
	2010	2009	2008	2007	2006
Statements of Condition (at year end)
Total assets	$131,798	$151,311	$208,564	$188,938	$140,534
Investments (1)	39,879	32,940	38,376	41,527	35,090
Mortgage loans held for portfolio	2,040	2,523	3,252	3,527	3,004
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Advances, net	89,258	114,580	165,856	142,867	101,476
REFCORP prepayment	—	—	14	—	—
Deposits	3,093	2,989	3,573	7,135	4,478
Consolidated obligations, net:
Discount notes	23,915	17,127	55,195	28,348	4,934
Bonds	95,198	121,450	138,181	142,237	122,068
Total consolidated obligations, net (2)	119,113	138,577	193,376	170,585	127,002
Mandatorily redeemable capital stock	529	188	44	55	216
Affordable Housing Program payable	126	125	139	156	130
Payable to REFCORP	20	21	—	31	23
Capital stock—putable	7,224	8,124	8,463	7,556	5,772
Retained earnings	1,124	873	435	469	407
Accumulated other comprehensive loss	(402)	(744)	(5)	(3)	(5)
Total capital	7,946	8,253	8,893	8,022	6,174

Statements of Income (for the year ended)
Net interest income	558	404	845	704	671
Net impairment losses recognized in earnings	(143)	(316)	(186)	—	—
Net gains (losses) on trading securities	31	(135)	200	107	(99)
Net gains (losses) on derivatives and hedging activities	8	543	(229)	(97)	91
Other income (3)	3	3	1	3	4
Other expenses (4)	79	113	286	110	102
Income before assessments	378	386	345	607	565
Assessments	100	103	91	162	151
Net income	278	283	254	445	414

Performance Ratios
Return on equity (5)	3.42%	3.58%	2.95%	6.47%	6.59%
Return on assets (6)	0.19%	0.16%	0.13%	0.28%	0.29%
Net interest margin (7)	0.39%	0.22%	0.42%	0.44%	0.48%
Regulatory capital ratio (at year end) (8)	6.74%	6.07%	4.29%	4.28%	4.55%
Equity to assets ratio (9)	5.63%	4.34%	4.25%	4.27%	4.41%
Dividend payout ratio (10)	9.63%	8.51%	113.36%	85.97%	81.17%
Ratio of earnings to fixed charges	1.44	1.21	1.06	1.08	1.09

(1)	Investments consist of deposits with other FHLBank, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.

(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were as follows (in millions):

December 31, 2010	$678,528
December 31, 2009	793,314
December 31, 2008	1,060,410
December 31, 2007	1,019,272
December 31, 2006	823,936
(3)	Other income includes service fees and other.
(4)	For the year ended December 31, 2010, amount includes $51 million which represents the reversal of a portion of the provision for credit losses established on a receivable due from a past derivatives counterparty with the Bank. For the year ended December 31, 2008, amount includes $170 million which represents a provision for credit losses established on a receivable due from a past derivatives counterparty with the Bank.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared during the year divided by net income during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2010 and 2009, and results of operations for the years ended December 31, 2010, 2009, and 2008. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2010 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, “Risk Factors” for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition

As of December 31, 2010, total assets were $131.8 billion, a decrease of $19.5 billion, or 12.9 percent, from December 31, 2009. This decrease was due primarily to a $25.3 billion, or 22.1 percent, decrease in advances, partially offset by a $6.9 billion increase in total investments. Advances, the largest asset on the Bank’s balance sheet, decreased during the year due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ significant deposit balances and slow loan growth. The increase in total investments was due primarily to a $5.7 billion increase in federal funds sold and an $890 million increase in certificates of deposit during the year due to the availability of these short-term investments at attractive interest rates, relative to the Bank’s cost of funds.

As of December 31, 2010, total liabilities were $123.9 billion, a decrease of $19.2 billion, or 13.4 percent, from December 31, 2009. This decrease was due primarily to a $19.5 billion decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the year.

As of December 31, 2010, total capital was $7.9 billion, a decrease of $307 million, or 3.72 percent, from December 31, 2009. This decrease was due to the repurchase of $754 million in excess activity-based capital stock, the reclassification of $398 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of 28 member institutions obtaining nonmember status (primarily due to failure) and the payment of $27 million in dividends during the year. This decrease was partially offset by a $342 million decrease in accumulated other comprehensive loss, the issuance of $252 million in capital stock, and $278 million in net income recorded in retained earnings during the year.

Results of Operations

The Bank recorded net income of $278 million for 2010, a decrease of $5 million from net income of $283 million for 2009. The decrease in net income was due primarily to a $369 million decrease in net gains on trading securities and derivatives and hedging activities, partially offset by a $154 million increase in net interest income, a $173 million decrease in other-than-temporary impairment losses recognized in earnings and a $34 million decrease in other expenses.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 3.42 percent for 2010, compared to 3.58 percent for 2009. ROE decreased in 2010 compared to 2009 primarily as a result of decreased net income, as discussed above, and an increase in average capital. ROE spread to three-month average LIBOR increased in 2010 compared to 2009, equaling 3.08 percent for 2010 as compared to 2.89 percent for 2009. The increase in this spread was due primarily to a decrease in three-month LIBOR during the year.

The Bank’s interest rate spread increased by 19 basis points in 2010 compared to 2009. Approximately 13 basis points of this increase was the result of derivative and hedging adjustments in 2009 (that did not reoccur in 2010) that decreased interest income on advances, offset by increases in other income. The remaining increase resulted from interest rates on liabilities decreasing faster than yields on assets over categories with comparable balances.

Business Outlook

During 2010, the Bank maintained consistent net income, grew its retained earnings, repurchased excess capital stock and paid dividends despite the slow overall economic recovery. In 2011, the Bank faces continued softness in advances activity, uncertainty with respect to the Bank’s private-label MBS portfolio, and limited investment opportunities. The Bank seeks to maintain a conservative capital and financial management approach that will protect members’ investment in the Bank and position the Bank for future growth.

Overall advance demand decreased during 2010 as a result of scheduled repayments, prepayments as a result of member closures, and members’ significant deposit holdings and slow loan growth. The Bank saw some increases in advances activity at certain points during the year, however, and the decline in advances slowed during the second half of the year as members began to focus on extending their existing low interest-rate advances. The Bank believes advances likely will continue to decline somewhat but may show greater stabilization during 2011.

Although the credit related portion of other-than-temporary impairment losses recognized in earnings was lower during 2010 compared to 2009, credit losses on the Bank’s private-label MBS are expected to continue to reflect uneven recovery in the housing market. Delays in foreclosures with respect to defaulted loans underlying the private-label MBS may increase credit related losses, as delays have the effect of diverting cash streams to subordinate tranches of the private-label MBS and shortening the amount of time until the Bank’s more senior tranches may be required to absorb any losses. The Bank has seen some recovery in fair market values for some of its private-label MBS; this recovery reduces pressure on the Bank’s retained earnings.

Despite the Bank’s repurchases of excess capital stock during 2010, the Bank had more excess capital stock subject to repurchase by the Bank at the end of 2010 than at the end of 2009, due primarily to increased member failures during 2010. Excess activity-based stock may have a negative impact on the Bank’s ROE if the Bank is unable to profitably leverage the excess capital and may affect adversely member demand for advances. The Bank’s board of directors remains focused on supporting repurchases of excess capital stock and payments of dividends.

Financial Condition

The Bank’s principal assets consist of advances, short- and long-term investments, and mortgage loans held for portfolio. The Bank obtains funding to support its business primarily through the issuance of debt securities in the form of consolidated obligations by the Office of Finance on the Bank’s behalf.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,				Increase/(Decrease)
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$89,258	67.72	$114,580	75.72	$(25,322)	(22.10)
Long-term investments	22,986	17.44	22,594	14.93	392	1.74
Short-term investments	16,893	12.82	10,346	6.84	6,547	63.28
Mortgage loans, net	2,039	1.55	2,522	1.67	(483)	(19.15)
Other assets	622	0.47	1,269	0.84	(647)	(50.97)

Total assets	$131,798	100.00	$151,311	100.00	$(19,513)	(12.90)

Consolidated obligations, net:
Discount notes	$23,915	19.31	$17,127	11.97	$6,788	39.63
Bonds	95,198	76.86	121,450	84.90	(26,252)	(21.61)
Deposits	3,093	2.50	2,989	2.09	104	3.45
Other liabilities	1,646	1.33	1,492	1.04	154	10.38

Total liabilities	$123,852	100.00	$143,058	100.00	$(19,206)	(13.43)

Capital stock	$7,224	90.92	$8,124	98.44	$(900)	(11.07)
Retained earnings	1,124	14.14	873	10.58	251	28.76
Accumulated other comprehensive loss	(402)	(5.06)	(744)	(9.02)	342	45.91

Total capital	$7,946	100.00	$8,253	100.00	$(307)	(3.72)

Advances

The following table sets forth the Bank’s advances outstanding by year of maturity and the related weighted- average interest rate (dollars in millions):

	As of December 31,
	2010		2009
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Overdrawn demand deposit accounts	$1	5.47	$—	—
Due in one year or less	26,628	3.23	32,808	3.68
Due after one year through two years	16,186	3.28	21,565	4.30
Due after two years through three years	10,938	3.59	14,665	4.06
Due after three years through four years	6,369	3.32	10,757	3.87
Due after four years through five years	3,678	3.75	5,910	3.33
Due after five years	21,251	3.89	24,108	3.87

Total par value	85,051	3.48	109,813	3.89
Discount on AHP advances	(13)		(13)
Discount on EDGE advances	(11)		(12)
Hedging adjustments	4,238		4,798
Deferred commitment fees	(7)		(6)

Total	$89,258		$114,580

The decrease in advances from December 31, 2009 to December 31, 2010 was due to maturing advances, prepayments as a result of member failures, and decreased demand for new advances resulting from members’ increased deposit balances and slower loan growth. At December 31, 2010, 88.1 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of December 31, 2010 and 2009, 87.4 percent and 90.9 percent, respectively, of the Bank’s fixed-rate advances were swapped and 9.42 percent and 12.4 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
December 31, 2010	$58,043	68.25
December 31, 2009	75,418	68.68

A breakdown of these advance holdings as of December 31, 2010 is contained in Item 1, “Business—Credit Products—Advances.” Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

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

	As of December 31,		Increase/(Decrease)
	2010	2009	Amount	Percent
Short-term investments:
Deposits with other FHLBank	$2	$3	$(1)	(17.52)
Certificates of deposit	1,190	300	890	296.67
Federal funds sold	15,701	10,043	5,658	56.33

Total short-term investments	16,893	10,346	6,547	63.28

Long-term investments:
State or local housing agency debt obligations	111	126	(15)	(11.40)
U.S. government agency debt obligations	4,253	3,542	711	20.04
Mortgage-backed securities:
U.S. government agency securities	9,676	7,375	2,301	31.20
Private label	8,946	11,551	(2,605)	(22.55)

Total mortgage-backed securities	18,622	18,926	(304)	(1.60)

Total long-term investments	22,986	22,594	392	1.74

Total investments	$39,879	$32,940	$6,939	21.07

The increase in short-term investments from December 31, 2009 to December 31, 2010 was due primarily to an increase in federal funds sold and certificates of deposits during the year due to the continued availability of these short-term investments at attractive interest rates relative to the Bank’s cost of funds.

The increase in long-term investments from December 31, 2009 to December 31, 2010 was due primarily to an increase in MBS and debt obligations issued by U.S. government agencies, partially offset by a decrease in private-label MBS during the year due primarily to principal repayments and maturities and a lack of additional purchases by the Bank of private-label MBS.

As of December 31, 2010 and 2009, the total MBS balance included MBS with a book value of $3.9 billion and $4.6 billion, respectively, issued by one of the Bank’s members and their affiliates with dealer relationships.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. Under a regulatory advisory bulletin issued April 3, 2008, the FHLBanks had temporary authority through March 31, 2010 to purchase securities up to 600 percent of previous month-end total capital plus mandatorily redeemable capital stock. The Bank did not exercise this authority prior to its expiration. These investments amounted to 210 percent and 206 percent of total capital plus mandatorily redeemable capital stock at December 31, 2010 and 2009, respectively. The Bank has been below its target range of 250 percent to 275 percent due to a lack of quality MBS at attractive prices during recent market conditions.

As of December 31, 2010, the Bank had a total of 44 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $397 million and a total of 130 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $234 million. As of December 31, 2009, the Bank had a total of 32 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $739 million, and a total of 187 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $883 million.

The Bank evaluates its individual investment securities for other-than-temporary impairment on at least a quarterly basis, as described in detail in “Note 7—Other-than-temporary Impairment” to the Bank’s 2010 financial statements. Based on that impairment analysis, for 2010 and 2009, the Bank recognized total other-than-temporary impairment losses of $200 million and $1.3 billion, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $143 million and $316 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit portion of $57 million and $990 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

Certain other private-label MBS in the Bank’s investment securities portfolio that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis, which may be at maturity. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Based on the Bank’s impairment analysis for the year ended December 31, 2008, the Bank recognized an other-than-temporary impairment loss of $186 million related to private-label MBS in its held-to-maturity securities portfolio. The Bank concluded that these securities were other-than-temporarily impaired based on an analysis of both quantitative and qualitative factors, including rating agency actions, default rates, loss severity, home price depreciation and the potential for continued adverse developments.

Supplementary financial data on the Bank’s investment securities is set forth under Item 8, “Financial Statements and Supplementary Data.”

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2009 to December 31, 2010 was due to the maturity of these assets during the year. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans. If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note. The Bank purchased loans with maturity dates extending out to 2038.

The following table presents information on mortgage loans held for portfolio (in millions).

	As of December 31,
	2010	2009
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family residential mortgage loans	$458	$619
Fixed-rate long-term single-family residential mortgage loans	1,564	1,886
Multifamily residential mortgage loans	21	22

Total unpaid principal balance	2,043	2,527
Premiums	9	12
Discounts	(12)	(16)

Total	$2,040	$2,523

*	Medium-term is defined as a term of 15 years or less.

As of December 31, 2010 and 2009, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2010	2009
	Percent of Total	Percent of Total
South Carolina	24.50	24.49
Florida	21.07	19.16
Georgia	14.42	14.47
North Carolina	14.12	15.13
Virginia	9.19	9.26
All other	16.70	17.49

Total	100.00	100.00

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, “Financial Statements and Supplementary Data.”

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. CO issuances financed 90.4 percent of the $131.8 billion in total assets at December 31, 2010, remaining relatively stable from the financing ratio of 91.6 percent as of December 31, 2009.

The net decrease in COs from December 31, 2009 to December 31, 2010 corresponds to the decrease in demand for advances by the Bank’s members during the year and the increase in liquidity from advance prepayments as a result of member failures. CO bonds decreased and CO discount notes increased during the year due to increased demand in the marketplace for short-term debt and a corresponding decrease in demand for long-term debt in light of market conditions. CO bonds outstanding at December 31, 2010 and 2009 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates on them, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2010 and 2009, 77.3 percent and 79.4 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.24 percent and 0.52 percent, respectively, of the Bank’s variable-rate CO bonds were swapped.

As of December 31, 2010, callable CO bonds constituted 26.3 percent of the total par value of CO bonds outstanding, compared to 27.7 percent at December 31, 2009. This decrease was due to market conditions that made the issuance of callable fixed maturity debt less attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds generally are callable by the counterparty. The Bank generally will call a hedged CO bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

The following is a summary of the Bank’s participation in CO bonds outstanding (dollars in millions):

	As of December 31,
	2010		2009
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$46,987	0.76	$63,383	1.27
Due after one year through two years	13,751	1.50	17,743	1.76
Due after two years through three years	14,097	2.63	11,806	2.39
Due after three years through four years	4,378	3.70	9,726	3.60
Due after four years through five years	4,660	1.89	6,016	3.67
Due after five years	10,054	4.19	11,498	4.43

Total par value	93,927	1.70	120,172	2.05
Premiums	127		116
Discounts	(48)		(60)
Hedging adjustments	1,192		1,222

Total	$95,198		$121,450

The Bank’s CO bonds outstanding by type (in millions):

	As of December 31,
	2010	2009
Noncallable	$69,248	$86,905
Callable	24,679	33,267

Total par value	$93,927	$120,172

Supplementary financial data on the Bank’s short-term borrowings is set forth under Item 8, “Financial Statements and Supplementary Data.”

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable at December 31, 2010 compared to December 31, 2009.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of December 31, 2010.

Capital

The decrease in total capital from December 31, 2009 to December 31, 2010 was due to the repurchase of $754 million in excess activity-based capital stock, the reclassification of $398 million in capital stock to mandatorily redeemable capital stock (a liability) as a result of 28 member institutions obtaining nonmember status (primarily due to failure) and the payment of $27 million in dividends during the year. This decrease was partially offset by a $342 million decrease in accumulated other comprehensive loss, the issuance of $252 million in capital stock, and $278 million in net income recorded in retained earnings during the year.

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

The Bank was in compliance with these regulatory capital rules and requirements as of December 31, 2010 and 2009, as shown in the following table (dollars in millions):

	As of December 31,
	2010		2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,377	$8,877	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.74%	4.00%	6.07%
Total regulatory capital*	$5,272	$8,877	$6,052	$9,185
Leverage ratio	5.00%	10.10%	5.00%	9.11%
Leverage capital	$6,590	$13,316	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $529 million and $188 million in mandatorily redeemable capital stock at December 31, 2010 and 2009, respectively.

Finance Agency regulations establish criteria based on the amount and type of capital held by an FHLBank for four capital classifications as follows:

•	Adequately Capitalized—FHLBank meets both risk-based and minimum capital requirements

•	Undercapitalized—FHLBank does not meet one or both of its risk-based or minimum capital requirements

•	Significantly Undercapitalized—FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements

•	Critically Undercapitalized—FHLBank total capital is two percent or less of total assets.

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 22, 2010, the Bank received notification from the Director that, based on September 30, 2010 data, the Bank meets the definition of “adequately capitalized.”

As of December 31, 2010, the Bank had capital stock subject to mandatory redemption from 63 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 45 members and former members as of December 31, 2009, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. During 2010, the Bank made determinations regarding repurchases of excess capital stock on a quarterly basis.

As of December 31, 2010 and 2009, the Bank’s outstanding stock included $2.7 billion and $1.9 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion.

The Joint Capital Agreement among the FHLBanks requires each FHLBank to allocate a portion of its net income to a Restricted Retained Earnings Account. The Joint Capital Agreement generally prohibits each FHLBank from paying dividends out of its Restricted Retained Earnings Account.

The Joint Capital Agreement provides that each FHLBank’s quarterly allocations to its Restricted Retained Earnings Account will begin as of the end of the calendar quarter in which the final REFCORP payments are made and continue on a quarterly basis until the balance of an FHLBank’s Restricted Retained Earnings Account is at least equal to one percent of its Total Consolidated Obligations (as defined in the Agreement).

Under the Joint Capital Agreement, the required allocations to the Restricted Retained Earnings Account generally shall equal 20 percent of an FHLBank’s annual net income, but may increase if an FHLBank incurs net losses for a calendar year that result in a decline in the balance of the Restricted Retained Earnings Account. Generally, any losses must be applied first to an FHLBank’s unrestricted retained earnings. An FHLBank may, in its discretion, allocate more than 20 percent of its net income to its Restricted Retained Earnings Account, and if an FHLBank’s Restricted Retained Earnings Account exceeds 1.5 percent of its Total Consolidated Obligations, the FHLBank may transfer amounts from its Restricted Retained Earnings Account to another retained earnings account, but only to the extent that the balance of its Restricted Retained Earnings Account remains at least equal to 1.5 percent of the FHLBank’s Total Consolidated Obligations immediately following such transfer.

The Joint Capital Agreement requires each FHLBank to submit an application to the Finance Agency to amend its capital plan consistent with the terms of the Joint Capital Agreement. The Bank expects to submit this application to the Finance Agency during the second quarter of 2011 in concert with similar applications by each of the other FHLBanks. Under the Joint Capital Agreement, if the FHLBanks’ REFCORP obligations end before the Finance Agency has approved all proposed capital plan amendments, each FHLBank shall nevertheless commence the required allocation to its Restricted Retained Earnings Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made. The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011.

The Joint Capital Agreement expressly provides that it will not affect the rights of the Bank’s Class B stock holders in the retained earnings, including those held in the Restricted Retained Earnings Account of the Bank, as granted under Section 6(h) (12 U.S.C. Sec. 1426(h)) of the FHLBank Act.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2010, 2009, and 2008.

Net Income

The following table sets forth the Bank’s significant income and expense items for the years ended December 31, 2010, 2009, and 2008, and provides information regarding the changes during each of these periods (dollars in millions):

	For the Years Ended December 31,			Increase/(Decrease) 2010 vs. 2009		Increase/(Decrease) 2009 vs. 2008
	2010	2009	2008	Amount	Percent	Amount	Percent
Net interest income	$558	$404	$845	$154	38.02	$(441)	(52.21)
Other (loss) income	(101)	95	(214)	(196)	(207.38)	309	144.20
Other expense	79	113	286	(34)	(30.36)	(173)	(60.68)
Total assessments	100	103	91	(3)	(2.01)	12	11.68
Net income	278	283	254	(5)	(2.03)	29	11.70

Net income decreased in 2010 compared to 2009 by $5 million. Net interest income increased by $154 million in 2010 compared to 2009 due primarily to certain derivative and hedging adjustments that occurred in 2009, but did not reoccur in 2010. Other-than-temporary impairment losses recorded in earnings decreased by $173 million in 2010, compared to 2009, reflecting the Bank’s current forecast of the U.S. housing market and other economic assumptions. Additionally, other expenses declined by $34 million in 2010 compared to 2009, due primarily to a reduction in the allowance for credit loss on a receivable due from Lehman Brothers Special Financing, Inc. (LBSF) and the subsequent sale of the receivable. Offsetting the above increases to net income was a $369 million decrease in net gains on investments classified as trading securities and derivatives and hedging activities in 2010 compared to 2009. This decrease is primarily related to hedge accounting adjustments associated with certain events that occurred in 2009 and the accounting for financial instruments that did not receive hedge accounting treatment.

Net income increased in 2009 compared to 2008 due primarily to an increase in net gains on derivatives and hedging activities, recorded in “Other (loss) income,” as a result of a decrease in LIBOR during 2009 and mark-to-market gains on swaps in discontinued hedging relationships and a decrease in other expense as a result of the establishment of a $170 million allowance for a credit loss on a receivable due from LBSF, with a corresponding loss recognized in other expense during 2008. These changes were offset by a decrease in net interest income due primarily to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009 and amortization related to discontinued hedging activities, as well as a decrease in interest rates and the size of the Bank’s balance sheet. For more information about the LBSF receivable, see “Note 17—Derivatives and Hedging Activities—Managing Credit Risk on Derivatives” to the audited financial statements.

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

Net interest income increased by $154 million in 2010 compared to 2009. The primary factor associated with this increase was an increase of $244 million due to hedging adjustments on prepaid advances that lowered net interest income during 2009 but were not repeated in 2010. This was offset by decreases due to a smaller reduction of interest expense on debt than the decrease in interest income on advances, as a result of lower volume declines on debt than advances, net of the derivatives and hedging adjustments previously discussed. A final offsetting factor relates to a decrease in net interest income due to the re-investment of prepaid MBS in lower yielding short-term investments.

Net interest income decreased by $441 million in 2009 compared to 2008. Approximately $300 million of the reduction was due to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009, amortization related to discontinued hedging activities and the transfer of interest from net interest income to other income on derivatives in non qualifying hedging relationships. This $300 million also is reflected as an increase to other income. The remaining decrease in net interest income was due to a decrease in interest rates and a reduction in the size of the Bank’s balance sheet.

The following table summarizes key components of net interest income for the years presented (in millions):

	Years Ended December 31,
	2010	2009	2008
Interest income:
Advances	$334	$888	$4,729
Investments	960	1,232	1,721
Mortgage loans held for portfolio	121	152	183

Total interest income	1,415	2,272	6,633

Interest expense:
Consolidated obligations	852	1,862	5,674
Deposits	3	4	110
Other	2	2	4

Total interest expense	857	1,868	5,788

Net interest income	$558	$404	$845

Net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of the hedging on interest income was a decrease of $2.1 billion, $2.5 billion and $755 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2010, 2009 and 2008 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivative is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. Amortization associated with hedging-related basis adjustments also are reflected in net interest income, which affect interest rate spread.

Spread and Yield Analysis

	For the Years Ended December 31,
	2010			2009			2008
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,302	$31	0.23	$11,637	$22	0.19	$11,994	$239	1.99
Interest-bearing deposits (1)	3,655	7	0.18	4,427	7	0.17	1,839	29	1.57
Certificates of deposit	1,146	4	0.33	17	—	0.19	553	17	3.14
Long-term investments (2)	21,814	918	4.21	25,096	1,203	4.79	28,427	1,436	5.05
Advances	100,948	334	0.33	136,868	888	0.65	153,841	4,729	3.07
Mortgage loans held for portfolio (3)	2,300	121	5.25	2,861	152	5.30	3,420	183	5.34
Loans to other FHLBanks	1	—	0.19	1	—	0.18	4	—	2.14

Total interest-earning assets	143,166	1,415	0.99	180,907	2,272	1.26	200,078	6,633	3.32

Allowance for credit losses on mortgage loans	(1)			(1)			(1)
Other assets	1,013			1,403			2,632

Total assets	$144,178			$182,309			$202,709

Liabilities and Capital
Deposits (4)	$3,142	3	0.09	$4,067	4	0.09	$5,765	110	1.90
Short-term borrowings	19,486	29	0.15	38,200	260	0.68	38,505	988	2.57
Long-term debt	107,614	823	0.76	124,514	1,602	1.29	143,614	4,686	3.26
Other borrowings	443	2	0.38	380	2	0.40	104	4	2.99

Total interest-bearing liabilities	130,685	857	0.66	167,161	1,868	1.12	187,988	5,788	3.08

Noninterest bearing deposits	—			—			6
Other liabilities	5,372			7,236			6,102
Total capital	8,121			7,912			8,613

Total liabilities and capital	$144,178			$182,309			$202,709

Net interest income and net yield on interest-earning assets		$558	0.39		$404	0.22		$845	0.42

Interest rate spread			0.33			0.14			0.24

Average interest-earning assets to interest-bearing liabilities			109.55			108.22			106.43

Notes

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The interest-rate spread increased by 19 basis points in 2010 compared to 2009. Approximately 13 basis points of this increase was the result of derivative and hedging adjustments in 2009 that decreased interest income on advances that were offset by increases in other income that did not reoccur in 2010. The remaining increase resulted from rates on liabilities decreasing faster than yields on assets over categories with comparable balances.

The interest-rate spread decreased by 10 basis points in 2009 compared to 2008. This decrease was due primarily to lower yields on advances due to the write-off of hedging-related basis adjustments on advances that were prepaid during 2009.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall increase in net interest income in 2010 compared to 2009, and decrease in net interest income in 2009 compared to 2008, was primarily rate related.

Volume and Rate Table *

	2010 vs. 2009			2009 vs. 2008
	Volume	Rate	Increase/ (Decrease)	Volume	Rate	Increase/ (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$3	$6	$9	$(7)	$(210)	$(217)
Interest-bearing deposits	(1)	1	—	18	(40)	(22)
Certificates of deposit	4	—	4	(9)	(8)	(17)
Long-term investments	(149)	(136)	(285)	(162)	(71)	(233)
Advances	(193)	(361)	(554)	(471)	(3,370)	(3,841)
Mortgage loans held for portfolio	(29)	(2)	(31)	(30)	(1)	(31)

Total	(365)	(492)	(857)	(661)	(3,700)	(4,361)

Increase (decrease) in interest expense:
Deposits	(1)	—	(1)	(25)	(81)	(106)
Short-term borrowings	(89)	(142)	(231)	(8)	(720)	(728)
Long-term debt	(195)	(584)	(779)	(555)	(2,529)	(3,084)
Other borrowings	—	—	—	2	(4)	(2)

Total	(285)	(726)	(1,011)	(586)	(3,334)	(3,920)

(Decrease) increase in net interest income	$(80)	$234	$154	$(75)	$(366)	$(441)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Other Income (Loss)

The following table presents the components of other income (loss) (in millions):

	For the Years Ended December 31,			Increase/ (Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Other Income (Loss):
Net impairment losses recognized in earnings	$(143)	$(316)	$(186)	$173	$(130)
Net gains (losses) on trading securities	31	(135)	200	166	(335)
Net gains (losses) on derivatives and hedging activities	8	543	(229)	(535)	772
Other	3	3	1	—	2

Total other (loss) income	$(101)	$95	$(214)	$(196)	$309

Other income (loss) decreased by $196 million in 2010 compared to 2009. The primary reasons for the decline was a $244 million decrease in derivatives and hedging adjustments associated with prepaid advances that were offset in net interest income that occurred in 2009 but did not reoccur in 2010. In addition, there was a $125 million decrease in net gains on derivative and hedging activities, net of trading securities. These decreases were partially offset by a $173 million decrease in other-than-temporary impairment losses recognized in earnings in 2010 compared to 2009.

The overall changes in other income (loss) during 2009 compared to 2008, were due primarily to adjustments required to report trading securities at fair value, as required by GAAP, and hedging-related adjustments, which are reported in the overall net gains (losses) on derivatives and hedging activities classification (including those related to trading securities). The Bank hedges trading securities with derivatives, and the income effect of the market-value change for these securities was offset by market-value changes in the related derivatives. In addition, during 2009 and 2008, the Bank recorded $316 million and $186 million, respectively, of net impairment losses recognized in earnings as part of other income (loss).

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2010
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income(1)	$(254)	$—	$55	$—	$—	$(199)
Net interest settlements included in net interest income(2)	(3,068)	—	1,149	10	—	(1,909)

Total net interest (expense) income	(3,322)	—	1,204	10	—	(2,108)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	234	—	(35)	(3)	—	196
(Losses) gains on derivatives not receiving hedge accounting	—	(192)	13	—	(9)	(188)

Total net gains (losses) on derivatives and hedging activities	234	(192)	(22)	(3)	(9)	8

Total net interest income and net gains (losses) on derivatives and hedging activities	(3,088)	(192)	1,182	7	(9)	(2,100)

Net gains on trading securities(3)	—	31	—	—	—	31

Total net effect of derivatives and hedging activities	$(3,088)	$(161)	$1,182	$7	$(9)	$(2,069)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2009
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income(1)	$(605)	$—	$68	$(1)	$—	$(538)
Net interest settlements included in net interest income(2)	(3,527)	—	1,491	103	—	(1,933)

Total net interest (expense) income	(4,132)	—	1,559	102	—	(2,471)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	518	—	(39)	(9)	—	470
Gains (losses) on derivatives not receiving hedge accounting	7	49	8	4	5	73

Total net gains (losses) on derivatives and hedging activities	525	49	(31)	(5)	5	543

Total net interest income and net gains (losses) on derivatives and hedging activities	(3,607)	49	1,528	97	5	(1,928)

Net losses on trading securities(3)	—	(135)	—	—	—	(135)

Total net effect of derivatives and hedging activities	$(3,607)	$(86)	$1,528	$97	$5	$(2,063)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2008
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Intermediary Positions and Other	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income(1)	$(130)	$—	$(2)	$—	$—	$—	$(132)
Net interest settlements included in net interest income(2)	(1,395)	—	799	(27)	—	—	(623)

Total net interest (expense) income	(1,525)	—	797	(27)	—	—	(755)

Net gains (losses) on derivatives and hedging activities:
(Losses) gains on fair value hedges	(72)	—	15	10	—	—	(47)
(Losses) gains on derivatives not receiving hedge accounting	(3)	(458)	(70)	1	23	325	(182)

Total net gains (losses) on derivatives and hedging activities	(75)	(458)	(55)	11	23	325	(229)

Total net interest income and net gains (losses) on derivatives and hedging activities	(1,600)	(458)	742	(16)	23	325	(984)

Net gains on trading securities(3)	—	200	—	—	—	—	200

Total net effect of derivatives and hedging activities	$(1,600)	$(258)	$742	$(16)	$23	$325	$(784)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Non-interest Expense

The following table presents the components of non-interest expense (in millions).

	For the Years Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Other expense:
Compensation and benefits	$66	$55	$65	$11	$(10)
Cost of quarters	4	4	3	—	1
Other operating expenses	45	42	36	3	6

Total operating expenses	115	101	104	14	(3)

Finance Agency and Office of Finance	14	11	10	3	1
(Reversal of) provision for credit losses on receivable	(51)	—	170	(51)	(170)
Other	1	1	2	—	(1)

Total other expense	79	113	286	(34)	(173)

Assessments:
Affordable Housing Program	31	32	28	(1)	4
REFCORP	69	71	63	(2)	8

Total assessments	100	103	91	(3)	12

Total non-interest expense	$179	$216	$377	$(37)	$(161)

The primary reason for the decrease in non-interest expense in 2010 compared to 2009 was the reduction of the allowance for credit loss on a receivable due from LBSF and the sale of the receivable in the third quarter of 2010. This reduction in other expense was partially offset by a $14 million increase in total operating expenses. For more information about the LBSF receivable, see “Note 17—Derivatives and Hedging Activities—Managing Credit Risk on Derivatives” to the audited financial statements.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during 2010. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank implemented this 45-day debt service goal effective January 28, 2010; prior to that, the Bank’s goal was to maintain sufficient liquidity for 90 days. The Bank determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during 2010.

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

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the Housing Act, the Secretary of Treasury has the authority, at his or her discretion, to purchase COs, subject to the general federal debt ceiling limits. Previously, this purchasing authority was limited under the FHLBank Act to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977 and the Bank has no immediate plans to request the Treasury to exercise this authority under the Housing Act.

Off-Balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	The Bank’s joint and several liability for all FHLBank COs

•	The Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at December 31, 2010 and 2009. As of December 31, 2010, the FHLBanks had $796.4 billion in aggregate par value of COs issued and outstanding, $117.8 billion of which was attributable to the Bank. No FHLBank ever has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of December 31, 2010, the Bank had outstanding standby letters of credit of $22.3 billion with original terms of less than two months to 20 years, with the longest final expiration in 2030. As of December 31, 2009, the Bank had outstanding standby letters of credit of $18.9 billion with original terms of less than four months to 19 years, with the longest final expiration in 2025. The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals or for open-ended terms with annual renewals (commonly known as evergreen letters of credit) based on the creditworthiness of the member applicant. Outstanding standby letters of credit have increased in recent years due to increased acceptance of standby letters of credit by public unit depositors as collateral for public deposits, a decrease in the credit ratings of other standby letter of credit issuers, a decrease in the number of financial institutions providing standby letters of credit or alternative forms of credit enhancement, and provisions of the Housing Act which permitted the use of FHLBank standby letters of credit as credit enhancement for tax-exempt bonds issued or refunded from July 30, 2008 through December 31, 2010. Despite the expiration of the Housing Act authority, the Bank expects its overall standby letter of credit activity to remain stable for the near future.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2010. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank’s contractual obligations and commitments as of December 31, 2010 (in millions):

	One year or less	After one year through three years	After three years through five years	After five years	Total
Contractual obligations:
Long-term debt	$46,987	$27,848	$9,038	$10,054	$93,927
Operating leases	1	2	—	—	3
Mandatorily redeemable capital stock	—	20	503	6	529

Total contractual obligations	$46,988	$27,870	$9,541	$10,060	$94,459

Other commitments:
Standby letters of credit	$5,413	$4,935	$863	$11,122	$22,333

Total other commitments	$5,413	$4,935	$863	$11,122	$22,333

Critical Accounting Policies and Estimates

The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank’s reported results and disclosures. Several of the Bank’s accounting policies inherently are subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank’s financial condition and results of operation:

•	Fair Value Measurements

•	Other-than-temporary Impairment Analysis

•	Allowance for Credit Losses

•	Derivatives and Hedging Activities.

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

Valuation models and their underlying assumptions are based on the best estimates of management of the Bank with respect to:

•	market indices (primarily LIBOR)

•	discount rates

•	prepayments

•	market volatility

•	other factors, including default and loss rates.

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

As of December 31, 2010 and 2009, the fair value of the Bank’s available-for-sale private-label MBS investment portfolio was determined using unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see “Note 18—Estimated Fair Values” to the Bank’s 2010 financial statements.

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

Allowance for Credit Losses

The Bank is required to assess potential credit losses and establish an allowance for credit losses, if required, for each identified portfolio segment of financing receivables. A portfolio segment is the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of the following portfolio segments of financing receivables: advances and letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, and multifamily residential mortgage loans.

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

Advances

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance. Based on the collateral held as security, its collateral policies, management’s credit analysis and the repayment history on advances, the Bank’s management did not anticipate any credit losses on advances as of December 31, 2010 or 2009. Accordingly, the Bank has not recorded any allowance for credit losses. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for further discussion regarding the Bank’s credit risk policies and practice.

Single-family Residential Mortgage Loans

Conventional single-family residential mortgage loans are evaluated collectively for impairment. The overall allowance for credit losses is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements. As a result of this analysis, the Bank has determined that for each master commitment of conventional single-family residential mortgage loans the available credit enhancements currently exceed the expected losses estimated by the Bank. Accordingly, no allowance for credit losses on single-family residential mortgage loans is considered necessary as of December 31, 2010 and 2009.

The Bank also invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the VA or the FHA. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Multifamily Residential Mortgage Loans

Multifamily residential mortgage loans are individually evaluated for impairment. An independent third-party loan review is performed annually on all the Bank’s multifamily residential mortgage loans to identify credit risks and to assess the overall ability of the Bank to collect on those loans. This assessment may be conducted more frequently if management notes significant changes in the portfolio’s performance in the quarterly review report provided on each loan. The allowance for credit losses related to multifamily residential mortgage loans is comprised of specific reserves and a general reserve.

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

As of December 31, 2010 and 2009, the allowance for credit losses on multifamily residential mortgage loans was $1 million.

See “Note 1—Summary of Significant Accounting Policies—Mortgage Loans Held in Portfolio” to the Bank’s 2010 financial statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk” for a further discussion of management’s estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2010. The Bank uses derivatives in its risk management program for the following purposes:

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

Recently Issued and Adopted Accounting Guidance

See “Note 2—Recently Issued and Adopted Accounting Guidance” to the Bank’s 2010 financial statements for a discussion of recent accounting guidance.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank has undergone profound changes during 2010, most notably the enactment of the Dodd-Frank Act. The issuance of several proposed and final regulations from the Finance Agency as well as from other financial regulators added to the climate of rapid regulatory change. The Bank expects further significant legislative and regulatory changes in 2011 as regulations are issued to implement the Dodd-Frank Act.

Dodd-Frank Act

The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (the Oversight Council) that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. The Bank’s business operations, funding costs, rights, and obligations, and the manner in which the Bank carries out its housing finance mission may be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have a material impact on the Bank are summarized below; however, the actual effects of the Dodd-Frank Act will be known only after implementing regulations are finalized and certain determinations under the Dodd-Frank Act are made.

Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps should reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the Bank. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and, potentially, new minimum margin and capital requirements imposed by bank and other federal regulators. Any such margin and capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making uncleared trades more costly and less attractive as risk management tools for the Bank.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the

Bank will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that the Bank will be required to register as a “swap dealer” with respect to the derivative transactions that it enters into with dealer counterparties for the purpose of hedging and managing its interest rate risk, which constitute the great majority of the Bank’s derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a “swap dealer” based on the intermediated “swaps” that it enters into with its members. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed regulations and could include certain advances with embedded derivative features. Designation as a swap dealer may subject the Bank to significant additional regulation and cost.

Oversight Council Authority to Supervise and Regulate Certain Nonbank Financial Companies. On February 11, 2011 the Board published a notice of proposed rulemaking to establish the criteria for determining whether a company is “predominantly engaged in financial activities” and to define the term “significant nonbank financial company” for purposes of certain provisions of Title I of the Dodd-Frank Act. The proposed rule generally provides that a company is predominantly engaged in financial activities if the consolidated annual gross financial revenues, or total financial assets, of the company represent 85 percent or more of the financial institution’s consolidated annual gross revenues, or consolidated total assets, in that fiscal year. The proposed rule would define a significant nonbank financial company as (1) any nonbank financial company supervised by the Board; and (2) any other nonbank financial company that had $50.0 billion or more in total consolidated assets as of the end of its most recently completed fiscal year. Comments on the proposed rule are due by March 30, 2011.

FDIC Proposed Rule on Orderly Liquidation Authority. On January 25, 2011, the FDIC issued an interim final rule with a request for comments, among other things, to clarify how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a covered financial company in instances where the failure of the company and its liquidation under other insolvency or bankruptcy procedures could pose a significant risk to the financial stability of the United States. The interim final rule establishes, among other things, (1) procedures for submitting, allocating priority among, and valuing secured and unsecured creditor claims against the covered financial company’s assets; and (2) the FDIC’s ability to continue key operations, services and transactions to maximize the value of the covered financial company’s assets and avoid a disorderly collapse in the market place. These procedures may affect the Bank’s ability to terminate a financial contract after a counterparty has been placed into receivership and may impact the processing of the Bank’s claims, if any, against the counterparty’s assets. The interim final rule became effective January 25, 2011 and comments on the rule are due March 28, 2011.

Significant Finance Agency Regulatory Actions

Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency issued a final rule, effective February 26, 2010, that requires an FHLBank to notify the Director of any fraud or possible fraud occurring in connection with a loan, a series of loans or other financial instruments that the FHLBank has purchased or sold, including AHP grants, advances collateral, and individual loans backing MBS. The FHLBank must notify the Director promptly after identifying such fraud or after the FHLBank is notified about such fraud by law enforcement or other government authority. The rule also requires each FHLBank to establish and maintain internal controls and procedures and an operational training program to assure the FHLBank has an effective system to detect and report such fraud.

FHLBank Directors’ Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency issued a final rule implementing two separate proposed rules on director elections and director compensation, respectively. Under the final rule, the redesignation of a directorship to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships causes the original directorship to terminate and creates a new directorship to be filled by an election of the members. The final rule also repeals the statutory caps on the annual compensation that can be paid to FHLBank directors and allows each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. The final rule became effective May 5, 2010.

Office of Finance. On May 3, 2010, the Finance Agency issued a final rule, effective June 2, 2010, regarding the board of directors of the Office of Finance. The final rule expanded the Office of Finance board of directors from three members to 17 members, including the president of each of the 12 FHLBanks and five independent directors. The five independent directors will serve as the Office of Finance’s audit committee and the rule gives the audit committee increased authority over the form and content of the information that the FHLBanks provided to the Office of Finance for use in the FHLBanks’ combined financial reports.

FHLBank Investments. On May 4, 2010, the Finance Agency issued a notice of proposed rulemaking that would consolidate all existing regulations and authority for investments and other transactions into one rule. The notice of proposed rulemaking requested comment on whether additional limitations on an FHLBank’s MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether with respect to private-label MBS investments such limitations should be based on the amount of an FHLBank’s retained earnings. Comments were due July 6, 2010.

Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a notice of proposed rulemaking to establish a framework for conservatorship and receivership operations for Fannie Mae and Freddie Mac, both of which are currently in conservatorship, and the FHLBanks, which are subject to the conservatorship and receivership authority of the Finance Agency. The proposed rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts and the priorities of claims for contract parties and other claimants, largely in parallel to the conservatorship and receivership rules applicable to the FDIC. Comments were due September 7, 2010.

Voluntary FHLBank Mergers. On November 26, 2010, the Finance Agency issued a notice of proposed rulemaking that would permit, but not require, any two or more FHLBanks voluntarily to merge, provided that (1) such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement; (2) such FHLBanks jointly submit a merger application to the Finance Agency for preliminary approval; (3) the members of each such FHLBank are provided with certain disclosures regarding the proposed merger and the members ratify the merger agreement; and (4) the Finance Agency grants final approval of the merger. Comments were due January 25, 2011.

Community Development Loans; Secured Lending. On December 9, 2010, the Finance Agency issued a final rule that (1) implements the Housing Act provision allowing community financial institutions to secure advances from FHLBanks with community development loans; (2) reorganizes the advances and new business activities regulations; and (3) deems all secured extensions of credit by an FHLBank to a member of any FHLBank to be an advance subject to applicable Finance Agency regulations on advances. The final rule clarifies that it was not intended to prohibit an FHLBank’s derivatives activities with members or other obligations that may create a credit exposure to an FHLBank but that do not arise from the FHLBank’s lending of cash funds.

FHLBank Members. On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking, which notice provides that the Finance Agency is reviewing its regulations on FHLBank membership to ensure such regulations maintain the statutorily required nexus between FHLBank membership and the housing and community development mission of the FHLBanks. To reinforce that nexus, the notice suggests expanding three existing requirements for initial membership to ongoing membership requirements: (1) the requirement that a member have at least 10 percent of its total assets in residential mortgage loans; (2) the requirement that a member make long-term home mortgage loans; and (3) the requirement that a member have a home financing policy consistent with sound and economical home financing. The Finance Agency seeks comment on ways to improve the standards for the home financing policy requirement, as well as other suggestions for improving the membership-mission nexus. Comments are due March 28, 2011.

Minority and Women Inclusion. On December 28, 2010, the Finance Agency issued a final rule requiring each FHLBank to promote diversity and the inclusion of women, minorities and individuals with disabilities in all activities. The rule requires, among other things, each FHLBank to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out the rule’s requirements at every level of the organization including management, employment and contracting. Additionally, the rule requires the Bank to make certain periodic reports on its compliance with the rule to the Director.

Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advanced notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act requiring all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to the FHLBanks, including risk-based capital requirements, prudential requirements, investments and COs. Comments were due March 17, 2011.

Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a notice of proposed rulemaking that would restrict the FHLBanks from acquiring, or taking security interests in, mortgage loans and securities with underlying mortgage loans encumbered by private transfer fee covenants. An exception would exist for transfer fee covenants that pay a private transfer fee to a homeowners association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBanks would be required to comply with the regulation within 120 days of the publication of the final rule. Comments are due April 11, 2011.

Additional Developments

Final SEC Rule on Money Market Reform. On March 4, 2010, the SEC published a final rule effective May 5, 2010 amending the rules governing money market funds under the Investment Company Act. These amendments have resulted in certain tightened liquidity requirements, such as maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings and improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and encompasses FHLBank discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” This rule has resulted in an increase in investor preference for FHLBank CO bonds and discount notes of shorter maturities.

Housing Finance Reform. On February 11, 2011, Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America’s Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace and noted that the Obama Administration would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated the Obama Administration supports limiting the level of advances to large financial institutions that have greater access to capital markets than small and medium sized financial institutions, and reducing the FHLBanks’ portfolio investments.

CFTC Proposed Rule on Eligible Investments for Derivatives Clearing Organizations. On November 3, 2010, the CFTC issued a proposed rule which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in securities of GSEs or U.S. government corporations that are not explicitly guaranteed as to principal and interest by the U.S. federal government. Currently, GSE securities are eligible investments under CFTC regulations. The proposed change may impact adversely demand for FHLBank consolidated obligations. Comments on the proposed rule were due December 3, 2010.

Basel Committee on Banking Supervision Capital Framework. On September 12, 2010, the oversight body of the Basel Committee on Banking Supervision (Basel Committee) announced agreement concerning increased capital standards for internationally-active banks. The capital standards would increase the minimum common equity requirements based on risk-weighted assets, with an additional capital conservation buffer requirement. In addition, national regulators could impose an additional capital buffer to protect against excess credit growth. The Basel Committee also proposed a liquidity coverage ratio that would be phased in for internationally active depository institutions on January 1, 2015, as well as a net stable funding ratio for internationally active depository institutions expected to be established by January 1, 2018.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank’s management attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

1.	As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities, and to hedge the market value of existing assets and liabilities. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

2.	As an asset-liability management tool, for which hedge accounting is not applied (non-qualifying hedge). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income/expense of these derivatives in the “Other Income (Loss)” section of the income statement as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the notional amounts of derivative financial instruments (in millions).

			As of December 31,
			2010	2009
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$13,632	$15,579
		Non-qualifying hedges	100	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	50,519	72,683
		Non-qualifying hedges	1,241	1,340
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	413	521
Pay variable with embedded features, receive variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	323	533
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	216	323
		Total	66,444	91,079
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	2,950	3,168
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	3,000	3,218
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	38,310	54,511
		Non-qualifying hedges	2,850	2,427
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	21,962	28,145
		Non-qualifying hedges	—	50
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	30	50
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	35
		Total	63,152	85,218

			As of December 31,
			2010	2009
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	1,295	6,510
		Total	1,295	6,510
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	225	296
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	6,000	3,500
		Total	6,225	3,796
Intermediary Positions and Other
Pay fixed, receive fixed interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	1	4
Pay fixed, receive variable interest rate swap, and receive fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	92	204
Interest rate cap or floor	To offset interest rate caps or floors executed with members by executing interest rate caps or floors with derivatives counterparties.	Non-qualifying hedges	2,000	2,000
		Total	2,093	2,208
Total Notional Amount			$142,209	$192,029

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods, including calculating the effective duration and convexity of assets, liabilities, and equity under various scenarios, and calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank’s interest-bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

Effective duration of equity aggregates the estimated sensitivity of market value for each of the Bank’s financial assets and liabilities to changes in interest rates. Effective duration of equity is computed by taking the market value-weighted effective duration of assets, less the market value-weighted effective duration of liabilities, and dividing the remainder by the market value of equity. Due to current market conditions, market value of equity is not indicative of the market value of the Bank as a going concern or the value of the Bank in a liquidation scenario. An effective duration gap is the measure of the difference between the estimated effective durations of portfolio assets and liabilities and summarizes the extent to which the estimated cash flows for assets and liabilities are matched, on average, over time and across interest-rate scenarios.

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of the ongoing credit concerns and lack of liquidity in the private-label MBS market, however, market prices are influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the effective duration impact. Thus, in the third quarter of 2009, management changed its method of calculating effective duration to use the option adjusted spread at a date prior to the recent market disruptions. To capture interest-rate changes, management further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with like effective duration characteristics. This approach provides effective duration values that more accurately reflect the Bank’s interest-rate risk, but may still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the Federal Reserve Board; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, management views its current effective duration gap exposure calculations as approximate, rather than absolute, values.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy.

Effective Duration Exposure

(In years)

	As of December 31,
	2010			2009
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.67	0.46	0.01	0.68	0.50	0.27
Liabilities	0.50	0.57	0.23	0.52	0.56	0.51
Equity	2.95	(0.97)	(2.89)	3.05	(0.31)	(3.57)
Effective duration gap	0.17	(0.11)	(0.22)	0.16	(0.06)	(0.24)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest-rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank’s models, and makes adjustments to the Bank’s models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured interest-rate risk and the actual interest-rate risks faced by the Bank. Because the Bank intends to and is able to hold its

MBS and mortgage loans to maturity, the impact on effective duration of risks of value loss implied by current market prices of MBS and mortgage loans is overstated. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk.

The prepayment risk in both advances and investment assets can affect significantly the Bank’s effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower’s decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank’s prepayment fees for advances without embedded options generally are based on the present value of the difference between the rate on the prepaid advance and the current rate for an advance with an identical maturity date. Prepayment fees for advances that contain embedded options generally are based on the inverse of the market value of the derivative instrument that the Bank used to hedge the advance.

The prepayment options embedded in mortgage loan and mortgage security assets may result in extensions or contractions of both actual and expected cash flows when interest rates change. Current Finance Agency policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. The Bank also uses derivatives to reduce effective duration and option risks for investment securities other than MBS. Effective duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing Level 3 pricing approach as more fully described in “Note 18–Estimated Fair Values” to the Bank’s 2010 financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital decreased by $307 million from December 31, 2009 to December 31, 2010, the market value of equity increased by $822 million during this same period due primarily to an increase in MBS prices.

Market Value of Equity

(In millions)

	As of December 31,
	2010			2009
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$125,891	$127,451	$128,219	$143,481	$145,582	$146,820
Liabilities	118,095	119,338	120,156	136,815	138,291	139,221
Equity	7,796	8,113	8,063	6,666	7,291	7,599

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Under the Bank’s RMP, the Bank’s market value of equity must not decline by more than 15 percent, assuming an immediate, parallel, and sustained interest-rate shock of 200 basis points in either direction.

If effective duration of equity or market value of equity is approaching the boundaries of the Bank’s RMP ranges, management will initiate remedial action or review alternative strategies at the next meeting of the board of directors or appropriate committee thereof.

Beginning in January 2010, the Bank supplements its interest rate risk analysis by measuring convexity, or the rate of change of effective duration given changes in interest rates. Convexity represents the majority of the change in price not explained by effective duration. The Bank measures convexity using current interest rate curves rather than shocked interest rate curves. By doing so, the Bank can monitor convexity compared to the limits over time and adjust the limits based on actual market curves rather than theoretical analysis. The Bank’s convexity limits are derived from the constraints set by the limit for duration of equity of +5 years to –5 years combined with the limit for the change of market value of 15 percent with a +200 to –200 basis point parallel rate shift.

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

As discussed in further detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above, Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank met both liquidity requirements during 2010.

Credit Risk

The Bank faces credit risk primarily with respect to its advances, investments, derivatives and mortgage loan assets.

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

The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). Prior to the second quarter of 2010, the Bank’s credit risk rating system included an estimate of a borrower’s probability of default without differentiation between types of financial institutions. Beginning in the second quarter of 2010, the Bank implemented a separate model for banks incorporating updated actual historical default information for commercial banks in assessing commercial bank members’ credit risk ratings, and in January 2011 the Bank implemented separate models for credit unions and thrifts incorporating actual historical default information for credit unions and thrifts, respectively. The Bank expects to implement a similarly specialized model for insurance companies during the second half of 2011. In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2010		2009
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	569	$79,170	711	$104,266
10	157	4,815	134	4,788

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, a higher limit may be approved solely by the Bank’s board of directors, or a relevant committee thereof, in its sole discretion. As of December 31, 2010, 12 borrowers have been approved for a credit limit higher than 30 percent.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the unpaid principal balance, market value, or other value of the qualifying collateral, to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The following table provides information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2010	$85,051	$188,212	67.43	10.19	22.38
As of December 31, 2009	109,813	216,032	63.00	11.50	25.50

As of February 1, 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Beginning December 1, 2010, the LCVs for home equity loans and lines of credit pledged as collateral are similarly based on market values. Market values, and thus LCVs, change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank. In 2011, the Bank expects to expand this market-based valuation methodology to multifamily and commercial real estate collateral.

Prior to October 28, 2010, borrowers with credit risk ratings of 9 and 10 were required to maintain collateral levels of 110 percent and 125 percent, respectively, of the outstanding principal amount of all liabilities of the borrower to the Bank. In light of the Bank’s experience in resolving member failures without credit losses, the Bank determined that, when combined with the market valuation methodology, the overcollateralization requirements for credit score 9 borrowers were excessive. On October 28, 2010, the board of directors of the bank approved changing the collateral maintenance requirements for credit score 9 borrowers to be the same as for credit score 1-8 members. Credit score 10 borrowers remain subject to more stringent collateral requirements.

The following table provides information on FDIC-insured institutions that were placed into receivership during the years indicated.

	For the Years Ended December 31,
	2010	2009	2008
FHLBank Atlanta members	57	44	7
Non-FHLBank Atlanta members	100	96	16

Total FDIC-insured	157	140	23

All outstanding advances to those member institutions placed into FDIC receivership were either paid in full or assumed by another member or non-member institution under purchase and assumption agreements between the assuming institution and the FDIC.

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2010 and 2009.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including certificates of deposits, federal funds sold and MBS.

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

In addition, Finance Agency regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Agency prohibits the Bank from purchasing any of the following:

•	Interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), collateralized debt obligations (CDOs), and real estate mortgage investment conduits (REMICs)

•	Residual-interest or interest-accrual classes of CMOs and REMICs

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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $10.8 billion as of December 31, 2009 to $17.4 billion as of December 31, 2010. There were six such counterparties that represented 60.7 percent, and one such counterparty that represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit exposure comprises primarily federal funds sold. As of December 31, 2010, the distribution of maturities of unsecured credit exposure was as follows:

•	57.9 percent of the exposure matured in one business day

•	16.4 percent of the exposure matured within two to 30 calendar days

•	8.45 percent matured within 31 to 90 calendar days

•	17.2 percent matured after 270 calendar days and consisted of housing bonds and derivative exposure.

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of December 31, 2010, the Bank’s long-term investment portfolio included $8.9 billion of private-label MBS, which represented 38.9 percent of the carrying value of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s investments held at December 31, 2010, based on their credit ratings as of December 31, 2010 and 2009 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

Investment Ratings

As of December 31, 2010

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBank	$—	$2	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,190	—	—	—	—	—	—
Federal funds sold	—	7,016	8,685	—	—	—	—	—	—

Total short-term investments	—	7,018	9,875	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	111	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	4,253	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	9,676	—	—	—	—	—	—	—	—
Private label	2,766	455	1,084	355	712	1,049	1,708	608	209

Total mortgage-backed securities	12,442	455	1,084	355	712	1,049	1,708	608	209

Total long-term investments	16,806	455	1,084	355	712	1,049	1,708	608	209

Total investments	$16,806	$7,473	$10,959	$355	$712	$1,049	$1,708	$608	$209

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $104 million at December 31, 2010.

Investment Ratings

As of December 31, 2009

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBank	$—	$3	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	300	—	—	—	—	—	—
Federal funds sold	—	3,150	6,893	—	—	—	—	—	—

Total short-term investments	—	3,153	7,193	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	111	15	—	—	—	—	—	—	—
U.S. government agency debt obligations	3,542	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	7,375	—	—	—	—	—	—	—	—
Private label	4,477	741	2,055	292	890	1,113	1,722	124	137

Total mortgage-backed securities	11,852	741	2,055	292	890	1,113	1,722	124	137

Total long-term investments	15,505	756	2,055	292	890	1,113	1,722	124	137

Total investments	$15,505	$3,909	$9,248	$292	$890	$1,113	$1,722	$124	$137

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $127 million at December 31, 2009.

Subsequent to December 31, 2010, $799 million, or 2.0 percent, of the Bank’s investments have been downgraded or placed on negative watch as of March 15, 2011 as outlined in the below table (in millions):

Investment Ratings		Downgrades - Balances Based on Values at December 31, 2010
At December 31, 2010	At March 15, 2011	Private-label MBS
From	To	Carrying Value	Fair Value
AAA	AA	$45	$45
	A	70	71
	BBB	120	119
	BB	6	6
	B	59	55
AA	BB	13	11
A	BBB	31	31
	B	142	129
BBB	B	67	68
BB	B	11	11
	CCC	17	17
B	CCC	18	18

Total		$599	$581

	On Negative Watch - Balances Based on Values at December 31, 2010
	Non MBS Investments
Investment Ratings:	Carrying Value	Fair Value
AA	$200	$200

	$200	$200

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At December 31, 2010, based on the classification by the originator at the time of origination, approximately 88.2 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization at December 31, 2010 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$39	$2,230	$2,269
AA	—	38	—	126	263	427
A	—	—	—	295	718	1,013
BBB	—	—	—	102	170	272
BB	—	207	144	349	18	718
B	167	149	84	675	28	1,103
CCC	69	764	518	540	—	1,891
CC	—	426	286	79	—	791
C	—	78	112	16	—	206

Total unpaid principle balance	$236	$1,662	$1,144	$2,221	$3,427	$8,690

Amortized cost	$218	$1,457	$1,018	$2,127	$3,408	$8,228

Gross unrealized losses	$(4)	$(103)	$(77)	$(183)	$(119)	$(486)

Fair Value	$215	$1,360	$943	$1,944	$3,331	$7,793

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$(17)	$(57)	$(29)	$(26)	$(2)	$(131)
Non-credit-related losses	23	4	7	27	6	67

Total other-than-temporary impairment	$(40)	$(61)	$(36)	$(53)	$(8)	$(198)

Weighted average percentage of fair value to unpaid principle balance	90.84%	81.84%	82.45%	87.52%	97.21%	89.68%
Original weighted average credit support	15.72%	12.76%	9.60%	6.54%	3.05%	7.01%
Weighted average credit support	14.78%	9.58%	6.66%	8.24%	7.28%	8.09%
Weighted average collateral delinquency	15.52%	21.00%	17.86%	12.67%	5.85%	12.33%

	Year of Securitization - Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$512	$512
AA	—	—	—	—	32	32
A	—	—	—	—	80	80
BBB	—	—	—	—	83	83
BB	—	—	—	—	11	11
CCC	—	—	—	375	—	375
C	—	68	—	—	—	68

Total unpaid principle balance	$—	$68	$—	$375	$718	$1,161

Amortized cost	$—	$54	$—	$337	$719	$1,110

Gross unrealized losses	$—	$(6)	$—	$(112)	$(10)	$(128)

Fair Value	$—	$48	$—	$224	$713	$985

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(3)	$—	$(9)	$—	$(12)
Non-credit-related losses	—	(3)	—	(7)	—	(10)

Total other-than-temporary impairment	$—	$—	$—	$(2)	$—	$(2)

Weighted average percentage of fair value to unpaid principle balance	0.00%	71.32%	0.00%	59.74%	99.29%	84.88%
Original weighted average credit support	0.00%	12.29%	0.00%	26.83%	6.88%	13.64%
Weighted average credit support	0.00%	6.28%	0.00%	24.85%	11.16%	15.30%
Weighted average collateral delinquency	0.00%	35.02%	0.00%	38.20%	6.19%	18.21%

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of December 31,
	2010			2009
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$1,649	$7,041	$8,690	$2,517	$8,765	$11,282
Alt-A	574	587	1,161	723	658	1,381

Total unpaid principal balance	$2,223	$7,628	$9,851	$3,240	$9,423	$12,663

To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities.

Each quarter, the Bank updates the input assumptions for the first model to reflect the most current actual loan performance information and the most current housing market assumptions. During 2010, the current and forecasted economic trends included continued high unemployment, ongoing pressure on housing prices, limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages, a slower-than-expected recovery, and an uncertain outlook.

As discussed above, a significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 1.00 percent to 10.0 percent over the next three to nine months beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of zero percent to 2.80 percent in the first year, zero percent to 3.00 percent in the second year, 1.50 percent to 4.00 percent in the third year, 2.00 percent to 5.00 percent in the fourth year, 2.00 percent to 6.00 percent in each of the fifth and sixth years, and 2.30 percent to 5.60 percent in each subsequent year.

The following table represents a summary of the significant inputs used for all of the Bank’s non-agency private-label MBS:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2008	8.17	8.17 to 8.17	38.73	38.73 to 38.73	50.68	50.68 to 50.68	14.78	14.69 to 14.98
2007	8.75	5.70 to 22.91	14.46	0.56 to 21.61	38.01	19.18 to 47.83	5.81	2.56 to 9.83
2006	8.32	5.85 to 18.13	21.91	5.50 to 42.32	39.99	30.67 to 42.86	6.20	3.51 to 8.63
2005	11.37	6.63 to 14.40	9.51	0.55 to 34.15	30.77	19.91 to 47.77	7.68	4.68 to 15.21
2004	19.46	4.87 to 55.86	5.35	0.00 to 32.45	21.90	0.00 to 49.88	6.97	2.10 to 69.00
Total Prime	14.56	4.87 to 55.86	10.52	0.00 to 42.32	29.04	0.00 to 50.68	7.25	2.10 to 69.00
Alt-A:
2007	9.83	8.20 to 12.57	58.58	48.04 to 64.36	48.48	45.13 to 51.18	11.61	3.44 to 17.31
2006	10.91	9.56 to 12.92	56.52	47.90 to 59.46	47.64	42.47 to 53.68	7.22	4.24 to 9.67
2005	10.55	6.06 to 14.31	52.05	25.16 to 79.33	47.16	40.39 to 54.95	16.30	3.65 to 43.68
2004	15.82	7.53 to 26.56	8.52	0.46 to 32.47	28.77	18.84 to 49.80	11.53	3.27 to 39.70
Total Alt-A	11.73	6.06 to 26.56	43.58	0.46 to 79.33	42.90	18.84 to 54.95	12.17	3.27 to 43.68
Total	13.60	4.87 to 55.86	21.74	0.00 to 79.33	33.74	0.00 to 54.95	8.94	2.10 to 69.00

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For these securities for which an other-than-temporary impairment was determined to have occurred during 2010 (that is, a determination was made that the entire amortized cost bases will likely not be recovered), a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in “Note 7 – Other-than-temporary Impairment” to the Bank’s 2010 financial statements.

The table below summarizes the total other-than-temporary impairment by newly impaired and previously impaired securities (in millions):

	For the Year Ended December 31, 2010
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(38)	$159	$(197)
Securities previously impaired prior to current year*	(105)	(102)	(3)

Total	$(143)	$57	$(200)

	For the Year Ended December 31, 2009
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(262)	$1,024	$(1,286)
Securities previously impaired prior to current year*	(54)	(34)	(20)

Total	$(316)	$990	$(1,306)

	For the Year Ended December 31, 2008
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(186)	$—	$(186)

Total	$(186)	$—	$(186)

*	For the years ended December 31, 2010 and 2009, “Securities previously impaired prior to current year” represents all securities that were also previously impaired prior to January 1, 2010 and 2009, respectively.

Certain other private-label MBS in the Bank’s investment portfolio that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and credit weaknesses in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost bases of the securities, the Bank does not intend to sell the securities, and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of the securities’ remaining amortized cost bases, which may be at maturity. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a projection of housing prices that was five percentage points lower at the trough compared to the base case scenario, had a flatter recovery path, and had housing prices increase at a long-term annual rate of three percent compared to four percent in the base case. Under the adverse case housing price scenario, current-to-trough housing price declines were projected to range from 6.00 percent to 15.0 percent over the next three to nine months beginning October 1, 2010. Thereafter, home prices were projected to increase within a range of zero percent to 1.90 percent in the first year, zero percent to 2.00 percent in the second year, 1.00 percent to 2.70 percent in the third year, 1.30 percent to 3.40 percent in the fourth year, 1.30 percent to 4.00 percent in each of the fifth and sixth years, and 1.50 percent to 3.80 percent in each subsequent year.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful housing price scenario (dollars in millions):

	For the Year Ended December 31, 2010
	Housing Price Scenario
	Base Case **			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss
Private-label MBS
Prime loans*	44	$3,674	$(131)	48	$3,983	$(208)
Alt-A*	2	244	(12)	3	443	(25)

Total	46	$3,918	$(143)	51	$4,426	$(233)

*	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.
**	Represent securities and related other-than-temporary impairment credit losses for the year ended December 31, 2010.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2010 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Derivatives

Derivatives transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels.

As of December 31, 2010, the Bank had $142.2 billion in total notional amount of derivatives outstanding compared to $192.0 billion at December 31, 2009. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of December 31, 2010, 99.2 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were no counterparties, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2009, 99.4 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and four counterparties, Bank of America, National Association, BNP Paribas, Rabobank Nederland and Royal Bank of Canada, that each represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	As of December 31, 2010
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
Credit Rating:
AAA	$1,325	$—	$—	$—
AA	41,364	—	—	—
A	98,353	66	66	—
BBB	121	—	—	—
Member institutions*	1,046	5	5	—

Total derivatives	$142,209	$71	$71	$—

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2009
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
Credit Rating:
AAA	$3,002	$—	$—	$—
AA	55,489	16	—	16
A	132,409	97	92	5
BBB	25	—	—	—
Member institutions*	1,104	4	4	—

Total derivatives	$192,029	$117	$96	$21

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and any related collateral pledged to the Bank is of no value to the Bank.

The net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

In 2008, the Bank ceased purchasing assets under the MPF Program and the MPP, and in 2006 the Bank ceased purchasing assets under the AMPP. The Bank maintains its existing portfolio of mortgage loans, which eventually will be reduced to zero in the ordinary course of the maturities of the assets.

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2010, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers. Given the amount of loans covered by this insurance, the other credit enhancements (including the additional risk-based capital), and the historical performance of those loans, the Bank believes its credit exposure to these companies, both individually and in the aggregate, was not significant as of December 31, 2010.

MPF Program

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

Primary Mortgage Insurance. The second layer of protection comes from primary mortgage insurance (PMI) that is required for any MPF loan with a loan-to-value (LTV) greater than 80 percent.

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

Member Credit Enhancement. Fourth, losses for loans purchased under each master commitment in excess of the FLA, up to an agreed-upon amount, called the credit enhancement, or “CE Amount,” are incurred by the PFI, which, for MPF Plus, includes supplemental mortgage insurance (SMI). The member’s CE Amount is sized using the MPF Program methodology to limit the amount of the Bank’s losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). The CE Amount is determined at inception of each loan pool master commitment and is reassessed and increased, if necessary, after the “fill up period” for each master commitment that has been completed but is not increased thereafter. In one MPF product, the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $1.8 billion and $2.2 billion as of December 31, 2010 and 2009, respectively. The Bank determined that an allowance for credit losses on MPF Program mortgage loans was not required at December 31, 2010 and 2009.

MPP

Mortgage loans purchased under MPP must comply with the underwriting and eligibility standards set forth in the MPP guidelines established by the Bank. In some circumstances, the Bank may grant a PFI a waiver exempting it from complying with specified provisions of the MPP guidelines.

The Bank manages MPP credit risk by sharing potential losses with the PFI. The general allocation of losses under the MPP is divided into the following loss layers:

Borrower’s Equity and Primary Mortgage Insurance. The first layer of protection against loss is the borrower’s equity in the real property securing the MPP loan and PMI where applicable.

Lender Risk Account. Second, the Bank establishes a Lender Risk Account (LRA) for each master commitment to cover losses that are not paid by PMI or borrower’s equity. The Bank can establish the amount of the LRA balance either up front as a portion of the purchase proceeds (Fixed LRA) or as a portion of the monthly interest paid by the borrower (Spread LRA).

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

The unpaid principal balance of MPP mortgage loans was $241 million and $299 million as of December 31, 2010 and 2009, respectively. The Bank determined that an allowance for credit losses on MPP mortgage loans was not required at December 31, 2010 and 2009.

AMPP

The Bank’s AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank’s primary protection against loss is the borrower’s equity in the real property that secures the AMPP loan. The unpaid principal balance of AMPP mortgage loans was $21 million and $22 million as of December 31, 2010 and 2009, respectively. An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The Bank’s allowance for credit losses on AMPP mortgage loans was $1 million at December 31, 2010 and 2009.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk for the Bank also includes reputation and legal risks associated with business practices or market conduct the Bank may undertake. Operational risk inherently is greatest where transaction processes include numerous processing steps, require greater subjectivity or are non-routine. As the Bank’s activities and business environment are becoming increasingly complex due to changing regulatory requirements, the Bank is experiencing increased operational risk.

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

The board has an Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, public affairs, information technology and other related matters. The Bank’s internal Enterprise Risk Committee is responsible for management and oversight of the Bank’s risk management programs and practices discussed above. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly monitors compliance with the polices and procedures related to managing operational risks.

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

In our opinion, the accompanying statement of condition and the related statements of income, capital and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, effective January 1, 2009, the FHLBanks adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

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

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

In accordance with Government Auditing Standards, we have also issued our report dated March 25, 2011 on our tests of the Bank’s compliance with certain provisions of laws, regulations and other matters. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered is assessing the results of our audit.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 25, 2011

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(In millions, except par value)

	As of December 31,
	2010	2009
ASSETS
Cash and due from banks	$5	$465
Deposits with other FHLBank	2	3
Federal funds sold	15,701	10,043
Trading securities (includes $37 and $137 pledged as collateral as of December 31, 2010 and 2009, respectively, that may be repledged and includes other FHLBank’s bonds of $74 and $72 as of December 31, 2010 and 2009, respectively)	3,383	3,553
Available-for-sale securities	3,319	2,256
Held-to-maturity securities, net (fair value of $17,511 and $16,442 as of December 31, 2010 and 2009, respectively)	17,474	17,085
Mortgage loans held for portfolio, net of allowance for credit losses on mortgageloans of $1 as of December 31, 2010 and 2009	2,039	2,522
Advances, net	89,258	114,580
Accrued interest receivable	388	515
Premises and equipment, net	35	34
Derivative assets	5	39
Other assets	189	216

TOTAL ASSETS	$131,798	$151,311

LIABILITIES
Interest-bearing deposits	$3,093	$2,989
Consolidated obligations, net:
Discount notes	23,915	17,127
Bonds	95,198	121,450

Total consolidated obligations, net	119,113	138,577

Mandatorily redeemable capital stock	529	188
Accrued interest payable	357	612
Affordable Housing Program payable	126	125
Payable to REFCORP	20	21
Derivative liabilities	455	409
Other liabilities	159	137

Total liabilities	123,852	143,058

Commitments and contingencies (Note 19)
CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15 as of December 31, 2010 and 2009	1,466	1,520
Subclass B2 issued and outstanding shares: 57 and 66 as of December 31, 2010 and 2009, respectively	5,758	6,604

Total capital stock Class B putable	7,224	8,124
Retained earnings	1,124	873
Accumulated other comprehensive loss	(402)	(744)

Total capital	7,946	8,253

TOTAL LIABILITIES AND CAPITAL	$131,798	$151,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(In millions)

	For the Years Ended December 31,
	2010	2009	2008
INTEREST INCOME
Advances	$324	$872	$4,722
Prepayment fees on advances, net	10	16	7
Interest-bearing deposits	7	7	29
Federal funds sold	31	22	239
Trading securities	166	197	284
Available-for-sale securities	182	104	—
Held-to-maturity securities	574	902	1,169
Mortgage loans held for portfolio	121	152	183

Total interest income	1,415	2,272	6,633

INTEREST EXPENSE
Consolidated obligations:
Discount notes	29	260	988
Bonds	823	1,602	4,686
Deposits	3	4	110
Securities sold under agreements to repurchase	—	—	2
Mandatorily redeemable capital stock	2	2	2

Total interest expense	857	1,868	5,788

NET INTEREST INCOME	558	404	845

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(200)	(1,306)	(186)
Portion of impairment losses recognized in other comprehensive loss	57	990	—

Net impairment losses recognized in earnings	(143)	(316)	(186)

Net gains (losses) on trading securities	31	(135)	200
Net gains (losses) on derivatives and hedging activities	8	543	(229)
Other	3	3	1

Total other (loss) income	(101)	95	(214)

OTHER EXPENSE
Compensation and benefits	66	55	65
Other operating expenses	49	46	39
Finance Agency	8	6	6
Office of Finance	6	5	4
(Reversal of) provision for credit losses on receivable	(51)	—	170
Other	1	1	2

Total other expense	79	113	286

INCOME BEFORE ASSESSMENTS	378	386	345

Affordable Housing Program	31	32	28
REFCORP	69	71	63

Total assessments	100	103	91

NET INCOME	$278	$283	$254

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(In millions)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2007	76	$7,556	$469	$(3)	$8,022
Issuance of capital stock	64	6,411	—	—	6,411
Repurchase/redemption of capital stock	(55)	(5,455)	—	—	(5,455)
Net shares reclassified to mandatorily redeemable capital stock	—	(49)	—	—	(49)
Comprehensive income:
Net income	—	—	254	—	254
Other comprehensive loss	—	—	—	(2)	(2)

Total comprehensive income	—	—	—	—	252

Cash dividends on capital stock	—	—	(288)	—	(288)

BALANCE, DECEMBER 31, 2008	85	8,463	435	(5)	8,893
Cumulative effect of adjustment to opening balance relating to amended other-than-temporary impairment guidance	—	—	179	(179)	—
Issuance of capital stock	9	926	—	—	926
Repurchase/redemption of capital stock	(11)	(1,111)	—	—	(1,111)
Net shares reclassified to mandatorily redeemable capital stock	(2)	(154)	—	—	(154)
Comprehensive loss:
Net income	—	—	283	—	283
Other comprehensive loss	—	—	—	(560)	(560)

Total comprehensive loss	—	—	—	—	(277)

Cash dividends on capital stock	—	—	(24)	—	(24)

BALANCE, DECEMBER 31, 2009	81	8,124	873	(744)	8,253
Issuance of capital stock	3	252	—	—	252
Repurchase/redemption of capital stock	(8)	(754)	—	—	(754)
Net share reclassified to mandatorily redeemable capital stock	(4)	(398)	—	—	(398)
Comprehensive income:
Net income	—	—	278	—	278
Other comprehensive income	—	—	—	342	342

Total comprehensive income	—	—	—	—	620

Cash dividends on capital stock	—	—	(27)	—	(27)

BALANCE, DECEMBER 31, 2010	72	$7,224	$1,124	$(402)	$7,946

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(In millions)

	For the Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$278	$283	$254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(47)	(267)	367
Loss due to change in net fair value adjustment on derivative and hedging activities	877	848	294
Net change in fair value adjustment on trading securities	(31)	162	(236)
Net impairment losses recognized in earnings	143	316	186
(Reversal of) provision for credit losses on receivable	(51)	—	170
Net change in:
Accrued interest receivable	127	260	43
Other assets	63	(61)	(25)
Affordable Housing Program payable	—	(16)	(17)
Accrued interest payable	(255)	(427)	(421)
Payable to REFCORP*	(1)	21	(45)
Other liabilities	15	51	9

Total adjustments	840	887	325

Net cash provided by operating activities	1,118	1,170	579

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	459	2,783	(5,533)
Federal funds sold	(5,658)	725	4,066
Deposits with other FHLBank	1	—	1
Trading securities:
Proceeds from sales	—	300	1,900
Proceeds from maturities	207	478	550
Purchases of long-term	—	—	(2,979)
Available-for-sale securities:
Proceeds from maturities	613	241	—
Held-to-maturity securities:
Net change in short-term	(890)	(300)	800
Proceeds from maturities of long-term	5,364	4,954	3,472
Purchases of long-term	(6,337)	(1,983)	(5,505)
Advances:
Proceeds from principal collected	71,815	111,129	218,998
Made	(47,013)	(64,661)	(235,046)
Mortgage loans held for portfolio:
Proceeds from principal collected	484	730	441
Purchases	—	—	(165)
Purchase of premise, equipment and software	(10)	(15)	(8)

Net cash provided by (used in) investing activities	19,035	54,381	(19,008)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(In millions)

	For the Years Ended December 31,
	2010	2009	2008
FINANCING ACTIVITIES
Net change in deposits	79	(561)	(3,493)
Net (payments) proceeds from derivatives containing a financing element	(735)	(1,025)	832
Proceeds from issuance of consolidated obligations:
Discount notes	1,077,334	280,929	358,042
Bonds	91,425	95,580	118,775
Bonds transferred from other FHLBanks	162	518	613
Payments for debt issuance costs	(17)	(36)	(44)
Payments for maturing and retiring consolidated obligations:
Discount notes	(1,070,502)	(318,693)	(331,324)
Bonds	(117,773)	(111,607)	(125,457)
Proceeds from issuance of capital stock	252	926	6,411
Payments for repurchase/redemption of capital stock	(754)	(1,111)	(5,455)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(57)	(10)	(60)
Cash dividends paid	(27)	(24)	(402)

Net cash (used in) provided by financing activities	(20,613)	(55,114)	18,438

Net (decrease) increase in cash and cash equivalents	(460)	437	9
Cash and cash equivalents at beginning of the year	465	28	19

Cash and cash equivalents at end of the year	$5	$465	$28

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,132	$1,994	$5,184

AHP assessments, net	$30	$46	$45

REFCORP assessments	$70	$36	$108

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$398	$154	$49

Transfer of held-to-maturity securities to available-for-sale securities	$1,298	$2,318	$—

Transfers of mortgage loans to real estate owned	$15	$6	$2

Settlement with derivative counterparty using trading securities	$—	$—	$922

*	Payable to REFCORP includes the net change in the REFCORP receivable/payable.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Background Information

The Federal Home Loan Bank of Atlanta (Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are entitled to receive dividends on their capital stock, to the extent declared by the Bank’s board of directors.

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

The former Federal Housing Finance Board (Finance Board) was an independent agency in the executive branch of the U.S. government that supervised and regulated the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance) through July 29, 2008. The Housing and Economic Recovery Act of 2008 (Housing Act) established the Federal Housing Finance Agency (Finance Agency) as the new independent federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Director of the Finance Agency, any court of competent jurisdiction, or operation of law. References throughout this document to regulations of the Finance Agency also include the regulations of the Finance Board where they remain applicable. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. The Finance Agency also establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

The Office of Finance, a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBank’s debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932 (FHLBank Act), as amended, and applicable regulations, the Bank’s consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the Bank.

Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer, and cash management services.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 1—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the Bank’s management to make subjective assumptions and estimates, which are based upon the information then available to management and inherently are uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ significantly from these estimates.

Estimated Fair Values. The estimated fair value amounts, recorded on the Statements of Condition and presented in note disclosure, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

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

The Bank carries at amortized cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual method), adjusted for actual prepayments. The contractual method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive loss on the Statements of Capital. The Bank intends to hold its available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security to another investment classification due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered to be inconsistent with its original classification. During 2010 and 2009, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Other-than-Temporary Impairment of Investment Securities. The Bank evaluates its individual available-for-sale and held-to-maturity securities in unrealized loss positions for other-than-temporary impairment on at least a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The Bank considers an other-than-temporary impairment to have occurred under any of the following circumstances:

•	The Bank has an intent to sell the impaired debt security;

•	If, based on available evidence, the Bank believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	The Bank does not expect to recover the entire amortized cost basis of the impaired debt security.

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

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank would record an additional other-than-temporary impairment and adjust the yield of the security prospectively. The amount of total other-than-temporary impairment for an available-for-sale security that previously was impaired is determined as the difference between its carrying amount prior to the determination of other-than-temporary impairment and its fair value. The amount of the total other-than-temporary impairment for a held-to-maturity security that previously was impaired subsequent to initial recognition is determined as the difference between its carrying amount prior to the determination of other-than-temporary impairment and its fair value. Credit losses related to previously impaired securities where the amortized cost is less than the fair values are reclassified out of accumulated other comprehensive loss into earnings.

Subsequent increases and decreases in the fair value of available-for-sale securities will be included in accumulated other comprehensive loss. The other-than-temporary impairment recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security subsequently is sold at a realized gain or loss or the Bank recognizes additional other-than-temporary impairment related to credit loss).

Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security’s expected cash flows. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent significant increases in estimated cash flows change the accretable yield on a prospective basis.

Prior to adoption of current accounting guidance for other-than-temporary impairment on investment securities, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statements of Condition date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it was probable that the Bank would not receive all of the investment security’s contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses. The Bank adopted the current accounting guidance for other-than-temporary impairment as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $179 cumulative effect of initial application as an adjustment to its retained earnings at January 1, 2009, with an offsetting adjustment to accumulated other comprehensive loss.

Mortgage Loans Held for Portfolio. The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. Accordingly, these mortgage loans are reported net of unamortized premiums, unaccreted discounts, mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, and any allowance for credit losses.

The Bank defers and amortizes premiums and accretes discounts paid to and received by the participating financial institutions (PFI), and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, as interest income using the contractual method.

A mortgage loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement.

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when the contractual principal and interest are less than 90 days past due. A government-guaranteed or insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.

Finance Agency regulations require that mortgage loans held in the Bank’s portfolios be credit enhanced so that the Bank’s risk of loss is limited to the losses of an investor in at least an investment-grade category, such as “BBB.” For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. PFIs are paid a credit enhancement fee (CE Fee) for assuming credit risk and in some instances all or a portion of the CE Fee may be performance based. CE Fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture CE Fees paid to the PFI to offset these losses.

Advances. The Bank reports advances (loans to members or housing associates), net of discounts on advances related to the Affordable Housing Program (AHP) and the Economic Development and Growth Enhancement

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Program (EDGE), unearned commitment fees, and hedging adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees and hedging adjustments to interest income using the level-yield method. The Bank records interest on advances to interest income as earned.

Prepayment Fees. The Bank charges a member a prepayment fee when the member prepays certain advances before the original maturity date. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance within a short period of time from the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the Bank records the net fees as “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable losses inherent in the Bank’s portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of its portfolio segments of financing receivables: advances and letters of credit, conventional single-family residential mortgage loans held for portfolio, government-guaranteed or insured single-family residential mortgage loans held for portfolio and multifamily residential mortgage loans held for portfolio.

A portfolio segment generally is further disaggregated into classes of financing receivables to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio level.

The Bank manages its credit exposure to advances through an integrated approach that generally provides for a credit limit to be established for each borrower, an ongoing review of each borrower’s financial condition and conservative collateral and lending policies to limit risk of loss while balancing each borrower’s needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each member’s advances is calculated by applying discounts to the market value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank’s capital stock owned is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank’s overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Bank management believes that these policies effectively manage credit risk from advances.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to it, or requires the member to specifically assign or place physical possession of the collateral with the Bank or its safekeeping agent. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. At December 31, 2010 and 2009, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired at December 31, 2010 and 2009. In addition, there have been no troubled debt restructurings related to advances.

Based upon the collateral held as security, its collateral policies, management’s credit analysis and the repayment history on advances, the Bank’s management did not anticipate any credit losses on advances as of December 31, 2010 and 2009. Accordingly, the Bank has not recorded any allowance for credit losses. At December 31, 2010 and 2009, no liability to reflect an allowance for credit losses for off-balance sheet credit exposure was recorded.

The Bank invested in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Conventional single-family residential mortgage loans are evaluated collectively for impairment. The overall allowance for credit losses on conventional single-family residential mortgage loans is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements. As a result of this analysis, the Bank has determined that for each master commitment of conventional single-family residential mortgage loans the available credit enhancements currently exceed the expected losses estimated by the Bank. Accordingly, no allowance for credit losses on single-family residential mortgage loans is considered necessary as of December 31, 2010 and 2009. In addition, the Bank had no recorded investment in impaired conventional single-family residential mortgage loans at December 31, 2010 and 2009.

Multifamily residential mortgage loans are individually evaluated for impairment. An independent third-party loan review is performed annually on all the Bank’s multifamily residential mortgage loans to identify credit risks and to assess the overall ability of the Bank to collect on those loans. This assessment may be conducted more frequently if management notes significant changes in the portfolio’s performance in the quarterly review report provided on each loan. The allowance for credit losses related to multifamily residential mortgage loans is comprised of specific reserves and a general reserve. The Bank establishes a specific reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A general reserve is maintained on multifamily residential mortgage loans not subject to specific reserve allocations to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

for individual loans. To establish the general reserve, the Bank assigns a risk classification to this population of loans. A specified percentage is allocated to the general reserve for designated risk classification levels. The loans and risk classification designations are reviewed by the Bank on an annual basis. As of December 31, 2010 and 2009, the allowance for credit losses on multifamily residential mortgage loans was $1.

The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered. The Bank did not record any charge-offs related to its portfolio segments of financing receivables during the years ended December 31, 2010, 2009 and 2008.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. As of December 31, 2010 and 2009, REO was $15 and $7, respectively.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $50 and $47 as of December 31, 2010 and 2009, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $4, $3, and $3 for the years ended December 31, 2010, 2009, and 2008, respectively. The Bank includes gains and losses on disposal of premises and equipment in other income (loss).

Software. The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2010 and 2009, the gross carrying amount of computer software included in other assets was $56 and $48, and accumulated amortization was $33 and $28, respectively. Amortization of computer software was $5 for the years ended December 31, 2010, 2009, and 2008. The Bank includes gains and losses on disposal of capitalized software cost in other income (loss).

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.” A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not affect significantly the operating results of the Bank.

The differences between accruals of interest receivables and payables on derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other non-qualifying hedges are recognized in other income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

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

When hedge accounting is discontinued due to the Bank’s determination that a derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, or when management decides to cease the specific hedging activity, the Bank will continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument may be “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instruments (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to a non-qualifying hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (e.g., an investment security classified as “trading”), or if the Bank could not identify and measure reliably the embedded derivative for purposes of separating that derivative from its host contract, the entire

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

contract would be carried on the Statements of Condition at fair value and no portion of the contract could be designated as a hedging instrument.

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. The Bank accretes discounts and amortizes premiums on consolidated obligations to interest expense using the level-yield method over the terms to maturity of the consolidated obligations.

The Bank defers and amortizes the amounts paid to dealers in connection with the sale of consolidated obligations using the level-yield method over the term of the consolidated obligations. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions are included in “Other assets” on the Statements of Condition and the amortization of such concessions is included in consolidated obligations interest expense.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from capital to a liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock no longer will be classified as interest expense.

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

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank’s related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Resolution Funding Corporation (REFCORP). Although FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to cover a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Cash Flows. In the Statements of Cash Flows, the Bank considers non-interest bearing cash and due from banks as cash and cash equivalents.

Note 2—Recently Issued and Adopted Accounting Guidance

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires all public and nonpublic entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide disclosure of the following: (1) the nature of credit risk inherent in financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. Both new and existing disclosures must be disaggregated by portfolio segment or class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Short-term accounts receivable, receivables measured at fair value or at the lower of cost or fair value, and debt securities are exempt from this amended guidance. For public entities, the required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The Bank adopted this guidance effective December 31, 2010. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations. The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the Bank) and will have no effect on the Bank’s financial condition or results of operations.

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess these embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010. The Bank adopted this guidance effective July 1, 2010. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued guidance that requires new disclosures related to transfers in and out of Level 1 and 2 fair value hierarchy, and activity in Level 3 fair value hierarchy, and clarifies some existing disclosure requirements about fair value measurement. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in Level 3 fair value hierarchy. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the Bank), and for interim periods within those fiscal years. Except for the disclosures about activity in Level 3 fair value hierarchy, the Bank adopted this guidance, effective January 1, 2010, which resulted in enhanced fair value disclosures but had no effect on the Bank’s financial condition or results of operation. The adoption of the new disclosures about activity in Level 3 fair value hierarchy will not have any effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

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

Note 3—Cash and Due from Banks

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances were less than $1 for the years ended December 31, 2010 and 2009.

In addition, the Bank maintained an average compensating balance with a Federal Reserve Bank of $6 for the years ended December 31, 2010 and 2009. The Bank must maintain these average balances over any two-week settlement period to avoid charges for certain services provided to the Bank by the Federal Reserve Bank.

Note 4—Trading Securities

Major Security Types. Trading securities were as follows:

	As of December 31,
	2010	2009
Government-sponsored enterprises debt obligations	$3,306	$3,470
Other FHLBank’s bond*	74	72
State or local housing agency debt obligations	3	11

Total	$3,383	$3,553

*	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Net unrealized and realized gains (losses) on trading securities were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Net unrealized gains (losses) on trading securities held at year end	$32	$(121)	$211
Net unrealized/realized losses on trading securities sold or matured during the year	(1)	(14)	(11)

Net gains (losses) on trading securities	$31	$(135)	$200

At December 31, 2010 and 2009, 99.9 percent and 99.7 percent, respectively, of the Bank’s fixed-rate trading securities were swapped to a variable rate and all of the Bank’s variable-rate trading securities were swapped to a different variable-rate index.

Note 5—Available-for-sale Securities

During 2010 and 2009, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred during 2010 and 2009. The amounts below represent the values as of the transfer date.

	2010			2009
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$467	$58	$409	$2,386	$782	$1,604
Transferred at June 30,	908	97	811	314	158	156
Transferred at September 30,	83	5	78	211	95	116
Transferred at December 31,	—	—	—	532	90	442

Total	$1,458	$160	$1,298	$3,443	$1,125	$2,318

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Major Security Type. Available-for-sale securities were as follows:

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,711	$396	$5	$1	$3,319

Total	$3,711	$396	$5	$1	$3,319

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$2,995	$739	$—	$—	$2,256

Total	$2,995	$739	$—	$—	$2,256

The following table summarizes the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	1	$17	$1	43	$2,976	$396	44	$2,993	$397

Total	1	$17	$1	43	$2,976	$396	44	$2,993	$397

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	—	$—	$—	32	$2,256	$739	32	$2,256	$739

Total	—	$—	$—	32	$2,256	$739	32	$2,256	$739

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,128	$294	$1	$1	$1,834

Total	$2,128	$294	$1	$1	$1,834

	As of December 31, 2009
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,259	$600	$—	$—	$1,659

Total	$2,259	$600	$—	$—	$1,659

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $11 and $2 as of December 31, 2010 and 2009, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as available-for-sale:

	As of December 31,
	2010	2009
Fixed-rate	$268	$172
Variable-rate	3,443	2,823

Total amortized cost	$3,711	$2,995

The Bank did not swap any of its available-for-sale securities as of December 31, 2010 and 2009.

Note 6—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of December 31,
	2010				2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,190	$—	$—	$1,190	$300	$—	$—	$300
State or local housing agency debt obligations	108	3	—	111	115	3	—	118
Government-sponsored enterprises debt obligations	873	—	3	870	—	—	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	960	9	—	969	777	2	1	778
Government-sponsored enterprises	8,716	210	14	8,912	6,598	226	2	6,822
Private label	5,627	49	217	5,459	9,295	9	880	8,424

Total	$17,474	$271	$234	$17,511	$17,085	$240	$883	$16,442

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$125	$—	—	$—	$—	1	$125	$—
State or local housing agency debt obligations	1	7	—	—	—	—	1	7	—
Government-sponsored enterprises debt obligations	6	870	3	—	—	—	6	870	3
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	173	—	—	—	—	1	173	—
Government-sponsored enterprises	25	2,833	14	—	—	—	25	2,833	14
Private label	16	475	4	80	2,883	213	96	3,358	217

Total	50	$4,483	$21	80	$2,883	$213	130	$7,366	$234

	As of December 31, 2009
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	$148	$1	1	$1	$—	2	$149	$1
Government-sponsored enterprises	3	220	2	2	145	—	5	365	2
Private label	14	492	7	166	7,154	873	180	7,646	880

Total	18	$860	$10	169	$7,300	$873	187	$8,160	$883

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of December 31,
	2010				2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America, Corporation Charlotte, NC	$2,035	$17	$75	$1,977	$2,982	$3	$236	$2,749

Total	$2,035	$17	$75	$1,977	$2,982	$3	$236	$2,749

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2010		2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$1,191	$1,191	$302	$302
Due after one year through five years	978	978	96	99
Due after 10 years	2	2	17	17

	2,171	2,171	415	418
Mortgage-backed securities	15,303	15,340	16,670	16,024

Total	$17,474	$17,511	$17,085	$16,442

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $24 and $49 as of December 31, 2010 and 2009, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity:

	As of December 31,
	2010	2009
Non-mortgage-backed securities:
Fixed-rate	$1,671	$415
Variable-rate	500	—

Total non-mortgage-backed securities	2,171	415

Mortgage-backed securities:
Fixed-rate	4,889	6,581
Variable-rate	10,414	10,089

Total mortgage-backed securities	15,303	16,670

Total amortized cost	$17,474	$17,085

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization, such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at purchase date. The “AAA”-rated securities achieved their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase date.

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2010.

Private-label MBS. To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 1.00 percent to 10.0 percent over the next three to nine months beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0.00 percent to 2.80 percent in the first year, 0.00 percent to 3.00 percent in the second year, 1.50 percent to 4.00 percent in the third year, 2.00 percent to 5.00 percent in the fourth year, 2.00 percent to 6.00 percent in each of the fifth and sixth years, and 2.30 percent to 5.60 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, were then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

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

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

have occurred during the year ended December 31, 2010 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered):

	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2008	8.17	8.17 to 8.17	38.73	38.73 to 38.73	50.68	50.68 to 50.68	14.78	14.69 to 14.98
2007	7.71	5.70 to 9.07	16.66	12.23 to 21.61	40.66	30.22 to 47.83	6.23	3.55 to 9.83
2006	7.85	5.85 to 8.73	23.59	16.68 to 42.32	39.90	36.76 to 41.31	5.73	3.51 to 8.63
2005	9.91	7.86 to 11.51	22.31	5.92 to 34.15	39.84	32.88 to 47.77	8.15	4.68 to 10.45
2004	15.27	15.13 to 15.30	31.00	25.89 to 32.45	49.13	49.05 to 49.40	12.73	11.40 to 13.12
Total Prime	8.67	5.70 to 15.30	23.74	5.92 to 42.32	42.19	30.22 to 50.68	8.07	3.55 to 14.98
Alt-A:
2007	9.83	8.20 to 12.57	58.58	48.04 to 64.36	48.49	45.13 to 51.18	11.61	3.44 to 17.31
2006	10.91	9.56 to 12.92	56.52	47.90 to 59.46	47.64	42.47 to 53.68	7.22	4.24 to 9.67
2005	11.75	6.06 to 14.31	44.55	25.16 to 70.53	45.86	40.39 to 54.95	8.63	3.65 to 12.90
2004	18.99	18.99 to 18.99	18.69	18.69 to 18.69	27.51	27.51 to 27.51	14.60	14.60 to 14.60
Total Alt-A	10.69	6.06 to 18.99	53.82	18.69 to 70.53	47.37	27.51 to 54.95	9.80	3.44 to 17.31
Total	9.78	5.70 to 18.99	40.24	5.92 to 70.53	45.03	27.51 to 54.95	9.06	3.44 to 17.31

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	For the Years Ended December 31,
	2010	2009
Balance of credit losses previously recognized in earnings, beginning of year	$321	$5
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	38	262
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	105	54

Balance of cumulative credit losses recognized in earnings, end of year	$464	$321

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

Note 8—Mortgage Loans Held for Portfolio

The Bank invested in single-family residential mortgage loans purchased directly from PFIs. The total dollar amount of the Bank’s single-family residential mortgage loans represents held-for-portfolio loans whereby the PFIs service and credit enhance residential mortgage loans that they sell to the Bank. Also included in mortgage loans are multifamily residential mortgage loans, which are investments by the Bank in participation interests in

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans.

The following table presents information on mortgage loans held for portfolio:

	As of December 31,
	2010	2009
Mortgage loans held for portfolio:
Fixed-rate medium-term* single-family residential mortgage loans	$458	$619
Fixed-rate long-term single-family residential mortgage loans	1,564	1,886
Multifamily residential mortgage loans	21	22

Total unpaid principal balance	2,043	2,527
Premiums	9	12
Discounts	(12)	(16)

Total	$2,040	$2,523

*Medium-term	is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding:

	As of December 31,
	2010	2009
Government-guaranteed or insured loans	$160	$209
Conventional loans	1,883	2,318

Total unpaid principal balance	$2,043	$2,527

The Bank records credit enhancement fees related to single-family residential mortgage loans as a reduction to mortgage loan interest income. Credit enhancement fees totaled $2, $3, and $4 for the years ended December 31, 2010, 2009, and 2008, respectively.

For information related to the Bank’s credit risk on mortgage loans and allowance for credit losses, see Note 10–Allowance for Credit Losses.

Note 9—Advances

Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 13), at interest rates ranging from 0.00 percent to 8.79 percent, as summarized below. Advances with interest rates of 0.00 percent are AHP subsidized advances and certain types of structured advances.

	As of December 31,
	2010	2009
Year of contractual maturity:
Overdrawn demand deposit accounts	$1	$—
Due in one year or less	26,628	32,808
Due after one year through two years	16,186	21,565
Due after two years through three years	10,938	14,665
Due after three years through four years	6,369	10,757
Due after four years through five years	3,678	5,910
Due after five years	21,251	24,108

Total par value	85,051	109,813
Discount on AHP advances	(13)	(13)
Discount on EDGE advances	(11)	(12)
Hedging adjustments	4,238	4,798
Deferred commitment fees	(7)	(6)

Total	$89,258	$114,580

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank that makes the Bank financially indifferent to the prepayment of the advance. As of December 31, 2010 and 2009, the Bank had callable advances of $1.

The following table summarizes advances by year of contractual maturity or next call date for callable advances:

	As of December 31,
	2010	2009
Year of contractual maturity or next call date:
Overdrawn demand deposit accounts	$1	$—
Due or callable in one year or less	26,629	32,808
Due or callable after one year through two years	16,186	21,566
Due or callable after two years through three years	10,938	14,665
Due or callable after three years through four years	6,369	10,757
Due or callable after four years through five years	3,678	5,910
Due or callable after five years	21,250	24,107

Total par value	$85,051	$109,813

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. As of December 31, 2010 and 2009, the Bank had convertible advances outstanding totaling $12,592 and $19,908, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of December 31,
	2010	2009
Year of contractual maturity or next conversion date:
Overdrawn demand deposit accounts	$1	$—
Due or convertible in one year or less	36,487	46,848
Due or convertible after one year through two years	14,302	21,999
Due or convertible after two years through three years	11,374	11,802
Due or convertible after three years through four years	6,065	10,035
Due or convertible after four years through five years	3,023	5,463
Due or convertible after five years	13,799	13,666

Total par value	$85,051	$109,813

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of December 31,
Fixed-rate:	2010	2009
Due in one year or less	$24,033	$29,644
Due after one year	50,907	69,086

Total fixed-rate	74,940	98,730

Variable-rate:
Due in one year or less	2,596	3,164
Due after one year	7,515	7,919

Total variable-rate	10,111	11,083

Total par value	$85,051	$109,813

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

At December 31, 2010 and 2009, 87.4 percent and 90.9 percent, respectively, of the Bank’s fixed-rate advances were swapped and 9.42 percent and 12.4 percent, respectively, of the Bank’s variable-rate advances were swapped.

Security Terms. The Bank obtains collateral on advances to protect against losses and Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (LCV) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

As of December 31, 2010 and 2009, the Bank had rights to collateral, on a member specific basis, with an LCV greater than outstanding advances. The following table provides information about the types of collateral held for the Bank’s advances:

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2010	$85,051	$188,212	67.43	10.19	22.38
As of December 31, 2009	109,813	216,032	63.00	11.50	25.50

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

Credit Risk. Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of December 31, 2010 and 2009. No advance was past due as of December 31, 2010 or 2009.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of December 31, 2010 and 2009, the concentration of the Bank’s advances was $58,043 and $75,418, respectively, to 10 member institutions, and this represented 68.3 percent and 68.7 percent of total advances outstanding.

For additional information related to the Bank’s credit risk on advances and allowance for credit losses, see Note 10–Allowance for Credit Losses.

Note 10—Allowance for Credit Losses

The Bank’s portfolio segments of financing receivables are at the level at which the Bank develops a systematic method for determining an allowance for credit losses. The Bank considers its portfolio segments to be advances and other extensions of credit to members, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, and multifamily residential mortgage loans.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank did not record an allowance for credit losses related to its advances portfolio or single-family residential mortgage loans portfolios as of December 31, 2010, 2009 and 2008. The Bank recorded an allowance for credit losses related to its multifamily residential mortgage loans portfolio of $1 as of December 31, 2010, 2009 and 2008.

The tables below summarize the Bank’s key credit quality indicators for mortgage loans as of December 31, 2010 and 2009:

	As of December 31, 2010
	Conventional Single-family Residential Mortgage Loans	Government- Guaranteed or Insured Single- family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Mortgage loans:
Past due 30-59 days	$45	$14	$—	$59
Past due 60-89 days	20	5	—	25
Past due 90 days or more	82	21	—	103

Total past due	147	40	—	187
Total current loans	1,715	120	21	1,856

Total mortgage loans	$1,862	$160	$21	$2,043

Other delinquency statistics:
In process of foreclosure (1)	$58	$7	$—	$65

Seriously delinquent rate (2)	4.38%	13.11%	— %	5.02%

Past due 90 days or more and still accruing interest (3)	$—	$21	$—	$21

Loans on non-accrual status (4)	$82	$—	$—	$82

Troubled debt restructurings	$4	$—	$—	$4

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported.
(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment unpaid principal balance.
(3)	Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4)	Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	As of December 31, 2009
	Conventional Single-family Residential Mortgage Loans	Government- Guaranteed or Insured Single- family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Mortgage loans:
Past due 30-59 days	$45	$17	$—	$62
Past due 60-89 days	20	7	—	27
Past due 90 days or more	56	27	—	83

Total past due	121	51	—	172
Total current loans	2,175	158	22	2,355

Total mortgage loans	$2,296	$209	$22	$2,527

Other delinquency statistics:
In process of foreclosure (1)	$32	$11	$—	$43

Seriously delinquent rate (2)	2.44%	12.82%	—%	3.28%

Past due 90 days or more and still accruing interest (3)	$—	$27	$—	$27

Loans on non-accrual status (4)	$56	$—	$—	$56

Troubled debt restructurings	$—	$—	$—	$—

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported.
(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment unpaid principal balance.
(3)	Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4)	Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Note 11—Deposits

The Bank offers demand and overnight deposits for members and qualifying nonmembers. A member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank classifies these items as interest-bearing deposits on the Statements of Condition.

The Bank pays interest on demand and overnight deposits based on a daily interest rate.

Note 12—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the 12 FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), and also is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $796,374 and $930,617 as of December 31, 2010 and 2009, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $131,532 and $150,885 as of December 31, 2010 and 2009, respectively, compared to a book value of $119,113 and $138,577 in consolidated obligations as of December 31, 2010 and 2009, respectively.

General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate consolidated obligation bonds and variable-rate consolidated obligation bonds also may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, also may have the following broad term regarding either principal repayment or coupon payment terms:

Optional Principal Redemption Consolidated Obligation Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the consolidated obligation bond offerings.

With respect to interest payments, consolidated obligation bonds also may have the following terms:

Step-up/down Consolidated Obligation Bonds have coupons at fixed rates for specified intervals over the lives of the consolidated obligation bonds. At the end of each specified interval, the coupon rate increases (decreases) or steps up (steps down). These consolidated obligation bond issues generally contain call provisions enabling the bonds to be called at the Bank’s discretion;

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling; and

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Conversion Consolidated Obligation Bonds have coupons that convert from fixed to variable or variable to fixed on predetermined dates according to the terms of the consolidated obligation bond offerings.

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of December 31,
	2010	2009
Fixed-rate	$73,779	$93,441
Simple variable-rate	12,432	16,312
Step up/down	7,686	10,334
Variable-rate capped floater	30	60
Variable-rate that converts to fixed-rate	—	25

Total par value	$93,927	$120,172

At December 31, 2010 and 2009, 77.3 percent and 79.4 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 0.24 percent and 0.52 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of December 31,
	2010		2009
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$46,987	0.76	$63,383	1.27
Due after one year through two years	13,751	1.50	17,743	1.76
Due after two years through three years	14,097	2.63	11,806	2.39
Due after three years through four years	4,378	3.70	9,726	3.60
Due after four years through five years	4,660	1.89	6,016	3.67
Due after five years	10,054	4.19	11,498	4.43

Total par value	93,927	1.70	120,172	2.05
Premiums	127		116
Discounts	(48)		(60)
Hedging adjustments	1,192		1,222

Total	$95,198		$121,450

The Bank’s consolidated obligation bonds outstanding by type:

	As of December 31,
	2010	2009
Noncallable	$69,248	$86,905
Callable	24,679	33,267

Total par value	$93,927	$120,172

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of December 31,
	2010	2009
Year of contractual maturity or next call date:
Due or callable in one year or less	$61,505	$84,188
Due or callable after one year through two years	11,329	12,461
Due or callable after two years through three years	10,477	5,630
Due or callable after three years through four years	2,685	7,886
Due or callable after four years through five years	1,062	2,629
Due or callable after five years	6,869	7,378

Total par value	$93,927	$120,172

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2010	$23,915	$23,919	0.14

As of December 31, 2009	$17,127	$17,130	0.38

At December 31, 2010 and 2009, 5.41 percent and 38.0 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions were $22 and $38 as of December 31, 2010 and 2009, respectively, and are included in “Other assets” on the Statements of Condition. Amortization of such concessions is included in consolidated obligation interest expense and totaled $34, $42, and $49 during the years ended December 31, 2010, 2009, and 2008, respectively.

Note 13—Assessments

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 or 10 percent of each FHLBank’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation. The AHP and REFCORP assessments are calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its regulatory income before assessments. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year, since each FHLBank’s required annual AHP contribution is limited to its annual regulatory income. If the aggregate 10 percent calculation described above were less than $100 for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year.

There was no shortfall in 2010, 2009, or 2008. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in 2010, 2009, or 2008. The Bank had outstanding principal in AHP-related advances of $64 and $65 as of December 31, 2010 and 2009, respectively.

An analysis of the Bank’s AHP liability is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balances, beginning of year	$125	$139	$156
AHP assessments	31	32	28
Subsidy usage, net	(30)	(46)	(45)

Balances, end of year	$126	$125	$139

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

The FHLBanks will continue to be obligated to pay these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 annual annuity (or a scheduled payment of $75 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to the REFCORP will be satisfied. The cumulative amount to be paid to the REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to either a refund or a credit for amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75.

The FHLBanks’ aggregate payments through 2010 have exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011, effective December 31, 2010. The FHLBanks’ aggregate payments through 2010 have satisfied $65 of the $75 scheduled payment due in the fourth quarter of 2011 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 annually after December 31, 2010 until the annuity is fully satisfied.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of the Treasury.

An analysis of the Bank’s REFCORP liability is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Balances, beginning of year	$21	$(14)	$31
REFCORP assessments	69	71	63
Payments during the year	(70)	(36)	(108)

Balances, end of year	$20	$21	$(14)

The REFCORP balance as of December 31, 2008 represents an overpayment of the 2008 REFCORP assessments by the Bank. The Bank used its overpayment as a credit against its 2009 REFCORP assessments.

Note 14—Capital and Mandatorily Redeemable Capital Stock

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

Third, the FHLBank Act requires the Bank to maintain at all times weighted-leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2010, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total capital is equal to its permanent capital. “Weighted-leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank was in compliance with the Finance Agency’s regulatory capital rules and requirements as shown in the following table:

	As of December 31,
	2010		2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,377	$8,877	$3,010	$9,185
Total capital-to-assets ratio	4.00%	6.74%	4.00%	6.07%
Total regulatory capital*	$5,272	$8,877	$6,052	$9,185
Leverage ratio	5.00%	10.10%	5.00%	9.11%
Leverage capital	$6,590	$13,316	$7,566	$13,777

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $529 and $188 in mandatorily redeemable capital stock at December 31, 2010 and 2009, respectively.

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2010, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.15 percent (15 basis points) of the member’s total assets as of December 31, 2009, subject to a cap of $26. The membership stock requirement is recalculated at least annually by March 31, using the member’s total assets as of the preceding calendar year-end. As of December 31, 2010, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member’s outstanding par value of advances; and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero at December 31, 2010.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Finance Agency rules limit the ability of the Bank to create member excess stock

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

under certain circumstances. The Bank may not pay dividends in the form of capital stock or issue excess stock to any member if the Bank’s excess stock exceeds one percent of its total assets. At December 31, 2010, the Bank’s excess capital stock outstanding was 2.07 percent of its total assets.

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

As of December 31, 2010 and 2009, the 10 largest holders of capital stock held $4,414 and $4,875, respectively, of the total regulatory capital stock of the Bank.

Mandatorily Redeemable Capital Stock. The Bank reclassifies capital stock subject to redemption from equity to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statements of Cash Flows.

The Bank is a cooperative whose member financial institutions and former members own all of the capital stock. Member shares cannot be purchased or sold except between the Bank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2010, 2009 and 2008, dividends on mandatorily redeemable capital stock in the amount of $2 were recorded as interest expense.

The following table provides the activity in mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2010	2009	2008
Balance, beginning of year	$188	$44	$55
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	424	2,446	50
Withdrawal	—	3	—
Other redemptions	—	4	—
Repurchase/redemption of mandatorily redeemable capital stock	(57)	(10)	(60)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(26)	(2,299)	(1)

Balance, end of year	$529	$188	$44

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank reclassified $1,848 in capital stock held by Countrywide Bank, FSB (Countrywide) from capital to mandatorily redeemable capital stock upon termination of its membership with the Bank during the first quarter of 2009. Bank of America Corporation converted Countrywide into a national bank and merged it into Bank of America, National Association, a member of the Bank, on April 27, 2009. Upon the merger, the mandatorily redeemable capital stock of Countrywide became capital stock of Bank of America, National Association under the Bank’s Capital Plan and was reclassified from mandatorily redeemable capital stock to capital stock.

As of December 31, 2010, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2010	2009
Contractual year of redemption:
Due after one year through two years	$8	$—
Due after two years through three years	12	11
Due after three years through four years	137	10
Due after four years through five years	366	148
Due after five years	6	19

Total	$529	$188

A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership at any time prior to the end of the five-year redemption period, subject to payment of a cancellation fee as set forth in the capital plan.

Note 15—Accumulated Other Comprehensive Loss

Components comprising other comprehensive income (loss) were as follows:

	For the Years Ended December 31,
	2010	2009	2008
Benefit plans:
Net actuarial loss	$(5)	$—	$(2)

Benefit plans, net	(5)	—	(2)

Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	401	186	—
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	103	206	—

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	504	392	—

Change in unrealized gains on available-for-sale securities	4	—	—
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(161)	(952)	—

Other comprehensive income (loss)	$342	$(560)	$(2)

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for- sale Securities Unrealized Gains	Available-for-sale Securities Noncredit Other- Than-Temporary- Impairment Losses	Held-to- maturity Noncredit Other-Than- Temporary- Impairment Losses	Total
Balance, December 31, 2009	$(5)	$—	$(739)	$—	$(744)
Net change during the period	(5)	4	504	(161)	342
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	—	(161)	161	—

Balance, December 31, 2010	$(10)	$4	$(396)	$—	$(402)

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

Note 16—Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), a multiemployer tax-qualified defined-benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Plan charged to other operating expenses were $6, $4, and $10 during the years ended December 31, 2010, 2009, and 2008, respectively. The Pentegra Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank are not presented herein.

The Bank also participates in a qualified, defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $2 to this plan during the years ended December 31, 2010, 2009, and 2008.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during the years ended December 31, 2010, 2009, and 2008, respectively.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from this plan was $2 as of December 31, 2010 and 2009. Operating

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

expense includes deferred compensation and accrued earnings of less than $1 during the years ended December 31, 2010, 2009, and 2008, respectively.

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2010 and 2009 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$14	$13	$7	$6
Service cost	1	1	—	—
Interest cost	1	1	—	1
Actuarial loss	4	—	1	—
Benefits paid	(1)	(1)	—	—

Projected benefit obligation at end of year	19	14	8	7

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	1	1	—	—
Benefits paid	(1)	(1)	—	—

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(19)	$(14)	$(8)	$(7)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $27 and $21 as of December 31, 2010 and 2009, respectively.

Amounts recognized in accumulated other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2010 and 2009 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2010	2009	2010	2009
Net loss	$9	$5	$4	$3
Prior service credit	—	—	(3)	(4)

Total amount recognized	$9	$5	$1	$(1)

The accumulated benefit obligation for the supplemental defined benefit pension plan was $12 and $10 at December 31, 2010 and 2009, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2010	2009	2008	2010	2009	2008
Net periodic benefit cost
Service cost	$1	$1	$—	$1	$—	$—
Interest cost	1	1	1	1	1	1
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of net loss	—	1	—	—	—	1

Net periodic benefit cost	2	3	1	1	—	1

Other changes in benefit obligations recognized in other comprehensive loss
Net loss	4	—	2	1	—	—
Amortization of net loss	—	(1)	—	—	—	(1)
Amortization of prior service credit	—	—	—	1	1	1

Total recognized in other comprehensive loss	4	(1)	2	2	1	—

Total recognized in periodic benefit cost and other comprehensive loss	$6	$2	$3	$3	$1	$1

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net loss	$1	$—	$1
Prior service credit	—	(1)	(1)

	$1	$(1)	$—

The measurement date used to determine the Bank’s 2010 benefit obligation was December 31, 2010.

Key assumptions used for the actuarial calculations to determine benefit obligations for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2010	2009	2008	2010	2009	2008
Discount rate	4.53	5.30	5.85	5.55	5.96	6.96
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2010	2009	2008	2010	2009	2008
Discount rate	5.30	5.85	5.76	5.96	6.96	6.60
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The discount rate used for the years ended December 31, 2010 and 2009 was determined using a discounted cash flow approach, which incorporates matching the timing and amount of each expected future benefit payment against the Citigroup Pension Discount Curve. The discount rate used for the year ended December 31, 2008 was determined based on the duration of the Bank’s benefit payments and the application of this duration to the Citigroup Pension Discount Curve.

Assumed health-care cost trend rates for the Bank’s postretirement health benefit plan were as follows:

	As of December 31,
	2010	2009
Health-care cost trend rates:
Assumed for next year (%)	7.50	7.50
Ultimate rate (%)	5.00	5.30
Year that ultimate rate is reached	2016	2012

As of December 31, 2010, a one percentage point change in the assumed health-care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	—	(1)

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded plans; therefore, the Bank will not make contributions to them in 2011 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for the supplemental defined benefit pension plan are listed in the table below:

Years	Supplemental Defined Benefit Pension Plan
2011	$1
2012	1
2013	2
2014	2
2015	2
2016-2020	11

The benefits the Bank expects to pay for the postretirement health benefit plan for the years 2011 through 2015 is less than $1 per year and for 2016 through 2020 the amount expected to be paid totals $2.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 17—Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources which finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

The Bank enters into derivatives to manage the interest-rate risk exposures inherent in its otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the Bank’s financial management strategy.

The most common ways in which the Bank uses derivatives are to:

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance);

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., mortgage assets);

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve overall asset/liability management objectives.

Application of Derivatives

General. The Bank may use derivatives to, in effect, adjust the maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management and funding objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset/liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Types of Derivatives

The Bank may use the following derivatives to reduce funding costs and to manage its exposure to interest-rate risks inherent in the normal course of business.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate for the same period of time. The variable rate received by the Bank in most interest-rate swap agreements is LIBOR.

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

Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or floor) price. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.

Types of Hedged Items

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

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances in conjunction with associated interest-rate risk on advances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-value hedges. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Advances. The Bank offers a variety of advance structures to meet members’ funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair-value hedge.

Mortgage Assets. The Bank has invested in mortgage assets. The prepayment options embedded in mortgage assets may result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may use derivatives to match the expected prepayment characteristics of the mortgages.

Options (interest-rate caps, interest-rate floors and/or options) also may be used to hedge prepayment risk on the mortgages, many of which are not identified to specific mortgages and, therefore, do not receive fair-value or cash-flow hedge accounting treatment. The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid non-qualifying hedges against the prepayment risk of the loans, they do not receive either fair-value or cash-flow hedge accounting. These derivatives are marked-to-market through earnings.

Firm Commitments. Certain mortgage purchase commitments are considered derivatives. Mortgage purchase commitments are recorded on the balance sheet at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Investments. The Bank invests in MBS, U.S. agency obligations, certificates of deposit, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features, or by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as trading, available-for-sale or held-to-maturity.

The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (non-qualifying hedges) that offset the changes in fair value of the securities.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of December 31, 2010.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of December 31,
	2010	2009
Total net exposure at fair value (1)	$71	$131
Cash collateral held	66	92

Net positive exposure after cash collateral	5	39
Other collateral	5	4

Net exposure after collateral	$—	$35

(1)	Includes net accrued interest receivable of $22 and $88 as of December 31, 2010 and 2009, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2010 was $3,551 for which the Bank has posted collateral of $3,132 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $210 of collateral (at fair value) to its derivative counterparties at December 31, 2010. However, the Bank’s credit rating has not changed during the years ended December 31, 2010 and 2009.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Prior to September 19, 2008, Lehman Brothers Special Financing Inc. (LBSF) was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and determined that the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189. At that time, the Bank recorded a $189 receivable for the net amount due and a $170 reserve, with a corresponding increase to “Other expense,” at September 30, 2008 based on management’s estimate of the probable amount that would be realized.

During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank’s claims on the Lehman estate was $175. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, Bank management’s estimate of the probable amount to be

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

realized as of June 30, 2010 was $68. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $49, with a corresponding reduction to “Other expense.”

During the third quarter of 2010, Bank management began negotiations with a third party for the sale of its claim on the Lehman bankruptcy estate. Based on these negotiations, Bank management’s estimate of the probable amount to be realized as of August 30, 2010 was $70. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $2, with a corresponding reduction to “Other expense.” On September 30, 2010, the Bank sold its claim on the Lehman bankruptcy estate for $70, the carrying value of the net receivable due from LBSF. For the year ended December 31, 2010, the total reduction to “Other expense” related to the net receivable due from LBSF was $51.

Financial Statement Effect and Additional Financial Information

Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the item being hedged and any offsets between the two.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of December 31,
	2010			2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$126,484	$1,466	$(4,460)	$178,532	$1,661	$(5,071)

Total derivatives in hedging relationships	126,484	1,466	(4,460)	178,532	1,661	(5,071)

Derivatives not designated as hedging instruments:
Interest rate swaps	7,725	26	(526)	7,997	14	(463)
Interest rate caps or floors	8,000	53	(38)	5,500	59	(33)

Total derivatives not designated as hedging instruments	15,725	79	(564)	13,497	73	(496)

Total derivatives before netting and collateral adjustments	$142,209	1,545	(5,024)	$192,029	1,734	(5,567)

Netting adjustments		(1,473)	1,473		(1,603)	1,603
Cash collateral and related accrued interest		(67)	3,096		(92)	3,555

Total collateral and netting adjustments*		(1,540)	4,569		(1,695)	5,158

Derivative assets and derivative liabilities		$5	$(455)		$39	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income:

	For the Years Ended December 31,
	2010	2009
	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$196	$470

Total net gain related to fair value hedge ineffectiveness	196	470

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(178)	63
Interest rate caps or floors	(10)	10

Total net (loss) gain related to derivatives not designated as hedging	(188)	73

Net gains on derivatives and hedging activities	$8	$543

For Year Ended December 31, 2008
Losses related to fair-value hedge ineffectiveness	$(46)
Losses on non-qualifying hedges and other	(183)

Net losses on derivatives and hedging activities	$(229)

The following tables presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Year Ended December 31, 2010
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$541	$(307)	$234	$(3,068)
Consolidated obligations:
Bonds	(10)	(25)	(35)	1,149
Discount notes	(6)	3	(3)	10

Total	$525	$(329)	$196	$(1,909)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2009
	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$4,673	$(4,155)	$518	$(3,527)
Consolidated obligations:
Bonds	(1,201)	1,162	(39)	1,491
Discount notes	(49)	40	(9)	103

Total	$3,423	$(2,953)	$470	$(1,933)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

Note 18—Estimated Fair Values

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2010, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2010, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of December 31, 2010, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of December 31, 2010
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,306	$—	$—	$3,306
Other FHLBank’s bonds	—	74	—	—	74
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,383	—	—	3,383

Available-for-sale:
Private-label MBS	—	—	3,319	—	3,319
Derivative assets:
Interest-rate related	—	1,545	—	(1,540)	5

Total assets at fair value	$—	$4,928	$3,319	$(1,540)	$6,707

Liabilities
Derivative liabilities:
Interest-rate related	$—	5,024	$—	$(4,569)	$455

Total liabilities at fair value	$—	$5,024	$—	$(4,569)	$455

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

	As of December 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Netting Adjustment*	Total
Assets:
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,470	$—	$—	$3,470
Other FHLBank’s bond	—	72	—	—	72
State or local housing agency debt obligations	—	11	—	—	11

Total trading securities	—	3,553	—	—	3,553

Available-for-sale:
Private-label MBS	—	—	2,256	—	2,256
Derivative assets	—	1,734	—	(1,695)	39

Total assets at fair value	$—	$5,287	$2,256	$(1,695)	$5,848

Liabilities:
Derivative liabilities	$—	$(5,567)	$—	$5,158	$(409)

Total liabilities at fair value	$—	$(5,567)	$—	$5,158	$(409)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2010 and 2009.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Years Ended December 31,
	2010	2009
Balance, beginning of year	$2,256	$—
Transfer of private-label MBS from held-to-maturity to available-for-sale	1,298	2,318
Total (losses) gains realized and unrealized:
Included in net impairment losses recognized in earnings	(118)	(206)
Included in other comprehensive loss	(117)	144

Balance, end of year	$3,319	$2,256

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.

Cash and Due from Banks and Deposits with Other FHLBank. The estimated fair value approximates the recorded carrying value.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

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

As of December 31, 2010, four third-party vendor prices were received for substantially all of the Bank’s investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final estimated fair values are reasonable. Based on the current lack of significant market activity for private-label MBS, the fair value measurements for such securities as of December 31, 2010 and December 31, 2009 fell within Level 3 of the fair value hierarchy. The inputs to all other investment securities are classified as Level 2 in the fair value hierarchy.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of December 31, 2010 and 2009, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate, predominately LIBOR.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at December 31, 2010 and 2009.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	2010		2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Instruments
Assets:
Cash and due from banks	$5	$5	$465	$465
Deposits with other FHLBank	2	2	3	3
Federal funds sold	15,701	15,701	10,043	10,043
Trading securities	3,383	3,383	3,553	3,553
Available-for-sale securities	3,319	3,319	2,256	2,256
Held-to-maturity securities	17,474	17,511	17,085	16,442
Mortgage loans held for portfolio, net	2,039	2,189	2,522	2,633
Advances, net	89,258	89,330	114,580	114,572
Accrued interest receivable	388	388	515	515
Derivative assets	5	5	39	39

Liabilities:
Interest-bearing deposits	(3,093)	(3,093)	(2,989)	(2,989)
Consolidated obligations, net:
Discount notes	(23,915)	(23,916)	(17,127)	(17,127)
Bonds	(95,198)	(95,993)	(121,450)	(122,056)
Mandatorily redeemable capital stock	(529)	(529)	(188)	(188)
Accrued interest payable	(357)	(357)	(612)	(612)
Derivative liabilities	(455)	(455)	(409)	(409)

Note 19—Commitments and Contingencies

As described in Note 12, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The Bank determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2010 and 2009. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $678,528 and $793,314 at December 31, 2010 and 2009, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank issues standby letters of credit for the account of its members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, the member is obligated to reimburse the Bank in the amount of the draw. The member may convert the reimbursement obligation into a collateralized advance to the member, based on the member’s creditworthiness.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2010		2009
Outstanding notional	$22,333		$18,909
Original terms	Less than two months to 20 years	*	Less than four months to 19 years
Final expiration year	2030		2025

*	The Bank has issued a standby letter of credit for less than $1 that has no stated maturity date and is subject to renewal on an annual basis.

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $92 and $91 as of December 31, 2010 and 2009, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the guaranteed entity. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.

There were no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2010 and 2009. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2010 and 2009, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $37 and $137, respectively, which can be sold or repledged by those counterparties.

At December 31, 2010, the Bank had committed to the issuance of $118 (par value) in consolidated obligation bonds, of which $115 were hedged with associated interest rate swaps that had traded but not yet settled. At December 31, 2009, the Bank had committed to the issuance of $2,780 (par value) in consolidated obligation bonds, of which $2,775 were hedged with associated interest rate swaps, and $753 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled.

The Bank charged to operating expenses net rental costs $2 for the years ended December 31, 2010, 2009, and 2008.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 20—Transactions with Members and their Affiliates and with Housing Associates

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 22.1 percent of the Bank’s total regulatory capital stock as of December 31, 2010, was considered a related party. Total advances outstanding to Bank of America, N.A. were $25,040 and $37,363 as of December 31, 2010 and 2009, respectively. Total deposits held in the name of Bank of America, N.A. were less than $1 at December 31, 2010 and 2009. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the years ended December 31, 2010 and 2009.

Note 21—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with Other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2010 and 2009. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks was less than $1 for the years ended December 31, 2010, 2009 and 2008.

The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks:

	For the Years Ended December 31,
	2010	2009	2008
Investing activities:
Loans made to other FHLBanks	$(390)	$(398)	$(1,281)
Principal collected on loans to other FHLBanks	390	398	1,281

Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$1,372	$1,706	$1,693
Payments of short-term borrowings from other FHLBanks	(1,372)	(1,706)	(1,693)

Net change in borrowings from other FHLBanks	$—	$—	$—

Investment in Other FHLBank Consolidated Obligation Bond. The Bank’s trading investment securities portfolio includes a consolidated obligation bond for which another FHLBank is the primary obligor. The balance of this investment is presented in Note 4. This consolidated obligation bond was purchased in the open market from a third party and is accounted for in the same manner as other similarly classified investments (see Note 1). Interest

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

income earned on consolidated obligation bonds on which another FHLBank is the primary obligor totaled $8, $11 and $19 for the years ended December 31, 2010, 2009 and 2008, respectively.

Assumption of Other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. During the years ended December 31, 2010, 2009 and 2008, the par value of the consolidated obligation bonds transferred to the Bank were $140, $480, and $585, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program® Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program, one of the programs through which the Bank historically purchased mortgage assets. These fees totaled $1 for the years ended December 31, 2010, 2009 and 2008.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2010, the Bank’s outstanding balance related to these MPF Program assets was $3.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

Supplementary financial information for each quarter in the years ended December 31, 2010 and 2009 is included in the following tables (in millions).

2010	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$324	$372	$356	$363
Interest expense	193	234	220	210

Net interest income	131	138	136	153
Total other income (loss)	16	(5)	(53)	(59)
Non-interest expense	66	59	8	46

Net income	$81	$74	$75	$48

2009	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$389	$430	$636	$817
Interest expense	227	328	531	782

Net interest income	162	102	105	35
Total other (loss) income	(23)	(58)	186	(10)
Non-interest expense	57	33	99	27

Net income (loss)	$82	$11	$192	$(2)

Investment Portfolio

Supplementary financial information on the Bank’s investments is included in the tables below (dollars in millions):

	As of December 31,
	2010	2009	2008
Trading securities:
Government-sponsored enterprises debt obligations	$3,306	$3,470	$4,172
Other FHLBanks’ bond	74	72	300
State and local housing agency debt obligations	3	11	14

Total trading securities	3,383	3,553	4,486

Available-for-sale securities:
Mortgage-backed securities:
Private-label	3,319	2,256	—

Total available-for-sale securities	3,319	2,256	—

Held-to-maturity securities:
Certificates of deposit	1,190	300	—
State and local housing agency debt obligations	108	115	101
Government-sponsored enterprises debt obligations	873	—	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	960	777	39
Government-sponsored enterprises	8,716	6,598	7,060
Private-label	5,627	9,295	15,918

Total held-to-maturity securities	17,474	17,085	23,118

Total investment securities	24,176	22,894	27,604

Deposits with other FHLBank	2	3	3
Federal funds sold	15,701	10,043	10,769

Total investments	$39,879	$32,940	$38,376

	As of December 31, 2010
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Trading securities:
Government-sponsored enterprises debt obligations	$278	$1,748	$1,280	$—	$3,306
Other FHLBank’s bond	—	—	74	—	74
State and local housing agency debt obligations	—	—	3	—	3

Total trading securities	278	1,748	1,357	—	3,383

Yield on trading securities	4.34%	4.11%	4.96%	0.00%
Available-for-sale securities:
Mortgage-backed securities:
Private-label	$—	$—	$—	$3,319	$3,319

Total available-for-sale securities	—	—	—	3,319	3,319

Yield on available-for-sale securities	0.00%	0.00%	0.00%	5.88%
Held-to-maturity securities:
Certificates of deposit	$1,190	$—	$—	$—	$1,190
State and local housing agency debt obligations	1	105	—	2	108
Government-sponsored enterprises debt obligations	—	873	—	—	873
Mortgage-backed securities:
U.S. agency obligations-guaranteed	—	—	1	959	960
Government-sponsored enterprises	—	—	830	7,886	8,716
Private-label	—	—	1,545	4,082	5,627

Total held-to-maturity securities	1,191	978	2,376	12,929	17,474

Yield on held-to-maturity securities	0.25%	1.42%	4.69%	3.27%
Total investment securities	$1,469	$2,726	$3,733	$16,248	$24,176

Yield on total investment securities	1.08%	3.14%	4.78%	3.85%
Deposits with other FHLBank	$2	$—	$—	$—	$2
Federal funds sold	15,701	—	—	—	15,701

Total investments	$17,172	$2,726	$3,733	$16,248	$39,879

The Bank held securities of the following issuers with a total book value greater than 10 percent of the Bank’s total capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2010
	Total Book Value	Total Fair Value
Name of Issuer:
Bank of America Corporation, Charlotte, NC	$3,869	$3,811
Wells Fargo & Company, San Francisco, CA	2,175	2,108
JPMorgan Chase & Co., New York, NY	1,613	1,581

Loan Portfolio

The Bank’s outstanding loans, non-accrual loans, and loans 90 days or more past due and accruing interest were as follows (in millions):

	As of December 31,
	2010	2009	2008	2007	2006
Domestic:
Advances	$89,258	$114,580	$165,856	$142,867	$101,476

Real estate mortgages (1)	$2,040	$2,523	$3,252	$3,527	$3,004

Non-accrual real estate mortgages	$82	$56	$14	$3	$2

Real estate mortgages past due 90 days or more and still accruing interest (2)	$21	$27	$14	$2	$1

Interest contractually due during the year	$5

Interest actually received during the year	$2

(1)	Amounts include Affordable Multifamily Participation Program loans classified as substandard.
(2)	Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The allowance for credit losses on real estate mortgage loans was as follows (in millions):

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
Domestic:
Balance, beginning of year	$1	$1	$1	$1	$1
Provisions for credit losses	—	—	—	—	—
Charge-offs	—	—	—	—	—

Balance, end of year	$1	$1	$1	$1	$1

The ratio of charge-offs to average loans outstanding was zero for the years ended December 31, 2006 through 2010.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollars in millions):

	As of December 31,
	2010		2009		2008		2007		2006
	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)	Amt (1)	% of Total Loans (2)
Single-family residential mortgages	$—	99	$—	99	$—	99	$—	99	$—	99
Multifamily residential mortgages	1	1	1	1	1	1	1	1	1	1

Total	$1	100	$1	100	$1	100	$1	100	$1	100

(1)	Amount allocated for credit losses on mortgage loans.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table provides information regarding the Bank’s short-term borrowings (dollars in millions):

	As of December 31,
	2010	2009	2008
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$23,915	$17,127	$55,195
Weighted average interest rate at the end of the year	0.14%	0.38%	1.73%
Daily average outstanding for the year	$19,455	$38,172	$38,468
Weighted average interest rate for the year	0.15%	0.68%	2.57%
Maximum amount outstanding at any month-end during the year	$27,599	$57,248	$61,218
Consolidated obligation bonds:
Amount outstanding at the end of the year	$17,209	$23,903	$46,469
Weighted average interest rate at the end of the year	0.35%	0.65%	2.37%
Daily average outstanding for the year	$17,500	$29,903	$43,658
Weighted average interest rate for the year	0.48%	1.35%	2.88%
Maximum amount outstanding at any month-end during the year	$22,236	$37,731	$53,300

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Bank’s President and Chief Executive Officer and the Bank’s Executive Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

As of December 31, 2010, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Assessment of Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Bank’s management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As of December 31, 2010, the Bank’s management has evaluated the effectiveness of the Bank’s internal control over financial reporting. Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers of the Bank as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	47	President and Chief Executive Officer
Cathy C. Adams	51	Executive Vice President and Chief Operations Officer
Steven J. Goldstein	59	Executive Vice President and Chief Financial Officer
Haig H. Kazazian, III	45	First Vice President and Interim Director of Member Outreach, Sales and Trading
Kirk R. Malmberg	50	Executive Vice President and Chief Credit Officer
Andrew B. Mills	60	Senior Vice President and Treasurer
Reginald T. O’Shields	40	Senior Vice President and Deputy General Counsel and Director of Legal Services
Jill Spencer	58	Executive Vice President and General Counsel, Chief Strategy Officer, and Corporate Secretary
Ken Yoo	40	First Vice President and Deputy Chief Risk Officer

W. Wesley McMullan was appointed president and chief executive officer in December 2010. Prior to that, he served as executive vice president and director of financial management since 2004, with responsibility for sales, MPP sales, asset-liability management, liquidity management, other mission-related investments, customer systems and operations, and member education. Mr. McMullan joined the Bank as a credit analyst in 1988 and later earned promotions to assistant vice president in 1993, vice president in 1995, group vice president in 1998, and senior vice president in 2001. He is a chartered financial analyst and earned a B.S. in finance from Clemson University.

Cathy C. Adams joined the Bank in 1986 and was appointed executive vice president and chief operations officer effective March 1, 2011. Ms. Adams was named executive vice president and chief administrative officer in August 2008. Prior to that, she served as senior vice president of staff services from January 2004 through August 2008. She is responsible for overseeing all Bank programs related to information technology, human resources, administrative services, and financial operations management. She earned an M.B.A. in management from Georgia State University and a B.A. in business administration from Tift College.

Steven J. Goldstein was appointed executive vice president and chief financial officer in August 2007, after having served in an interim position since April 2007. Prior to joining the Bank, he served as senior vice president and chief financial officer for the U.S. and international businesses of Royal Bank of Canada from 2004 to 2006, responsible for the financial management and reporting of four major U.S. and international businesses. From 2001 to 2004, he held several executive management positions with the Royal Bank of Canada, and was chief financial officer at Centura Banks, Inc. from 1997 to 2001. He earned a Ph.D. in finance, an M.B.A. and a B.B.A., each from the University of Georgia. Mr. Goldstein has announced his decision to retire effective March 31, 2011.

Haig H. Kazazian was appointed first vice president and interim director of member outreach, sales and trading in January, 2011. He has responsibility for the member, sales and trading group and the national accounts and capital markets group. Previously, he served as director of national accounts and capital markets trading in the financial management division and co-managed the sales and trading group since 2007. Mr. Kazazian joined the Bank as a credit analyst in 1992, and later earned promotions to assistant vice president in 1998 and vice president of national accounts and product development in 2000. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Kirk R. Malmberg was appointed executive vice president and chief credit officer in December 2007. Prior to that time, he served as senior vice president responsible for the Bank’s mortgage programs since December 2003. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University. Effective April 1, 2011, Mr. Malmberg will also serve as chief financial officer of the Bank.

Andrew B. Mills has served as senior vice president and treasurer since January 2007. He oversees mortgage portfolio management, liability management, liquidity management, and asset/liability analysis. Mr. Mills joined the Bank in 1991 and earned promotions to assistant vice president in 1992, vice president in 1994, and group vice president, director of funding and financial management in 1999. In 2004, he was promoted to first vice president, director of financial risk management. He was promoted to senior vice president, director of financial risk management and modeling in 2005. Mr. Mills earned a B.A. in finance from Lehigh University.

Reginald T. O’Shields has served as senior vice president, deputy general counsel and director of legal services since January 1, 2011. He joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. Before joining the Bank, Mr. O’Shields practiced law at private law firms in New York, Atlanta and Greenville, South Carolina from 1996 to 2003. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University. Effective April 2, 2011, Mr. O’Shields will serve as senior vice president and general counsel.

Jill Spencer was appointed executive vice president and general counsel and chief strategy officer in August 2008, and has served as corporate secretary since January 2007. From April 2010 through December 2010, she served as interim president and chief executive officer. Ms. Spencer previously served as executive vice president and chief operating officer of the Bank beginning in January 2004. She joined the Bank in November 2002 as executive vice president, general counsel, and corporate secretary. Ms. Spencer oversees corporate communications, government relations, legal, and strategic planning. Before joining the Bank, Ms. Spencer practiced law at a private law firm from 1998 to 2002. She held various positions at FHLBank San Francisco from 1979 to 1997, serving as senior vice president and general counsel in her last eight years there. Ms. Spencer earned a J.D. from Southern Methodist University School of Law and a B.A. from the University of Texas at Austin. Ms. Spencer has announced her decision to retire effective April 1, 2011.

Ken Yoo has served as first vice president, deputy chief risk officer since January 2011. He directs the Bank’s enterprise risk management function and is responsible for overseeing enterprise-wide risk assessment and reporting functions as well as model validation efforts for the Bank. Mr. Yoo joined the Bank in 2006 as manager of risk reporting and analysis and was then promoted to director of enterprise risk management prior to his current title. Prior to joining the Bank, Mr. Yoo was employed by the Office of Federal Housing Enterprise Oversight (which was subsequently merged into the Finance Agency pursuant to the Housing Act), where he was a senior member of its supervisory group since 2005. Previously, Mr. Yoo was employed in various senior risk management consulting positions at BearingPoint, Inc. and at Merrill Lynch & Co. Mr. Yoo earned a Masters in International Affairs from George Washington University, an M.B.A. from Yonsei University in Seoul, Korea and a B.A. in Economics from Virginia Tech.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2011, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. All individuals serving as Bank directors must be United States citizens. At least a majority of the directors must be member directors and not fewer than 2/5 must be independent directors.

Finance Agency regulations require that a member directorship be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator and that is a member as of the record date. The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process; however, the Bank may not exclude a nominee from the election ballot on the basis of those qualifications so identified. For the 2010 elections, the board of directors did not identify any particular qualifications as part of its election notification process.

Finance Agency regulations require that an independent directorship be held only by an individual who is a bona fide resident of the Bank’s district, who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank, and who is not an officer of any FHLBank. Finance Agency regulations further require that a public interest independent director have more than four years’ experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. An independent director other than a public interest director must have either four years’ experience representing consumer or community interests in the foregoing areas or have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

The Bank has determined that all member directors meet the regulatory eligibility requirements and, based on the specific experience, qualifications, attributes or skills described in the biographical paragraphs provided below, that each independent director is qualified to serve as an independent director for the Bank.

The following table sets forth information regarding each of the Bank’s directors as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Term as Director
John M. Bond, Jr. (1)	67	2005	12/31/14
W. Russell Carothers, II (1)	69	2002	12/31/13
F. Gary Garczynski (2)(3)	64	2007	12/31/12
Donna C. Goodrich (1)	48	2008	12/31/12
William C. Handorf (2)	66	2007	12/31/11
Scott C. Harvard (1)	56	2003	12/31/12
John C. Helmken, II (1)	47	2011	12/31/14
J. Thomas Johnson (1)	64	2004	12/31/11
Jonathan Kislak (2)	62	2008	12/31/14
LaSalle D. Leffall, III (2)	48	2007	12/31/12
Miriam Lopez (1)	60	2008	12/31/14
Henry Gary Pannell (2)	73	2008	12/31/11
Robert L. Strickland, Jr. (2)(3)	59	2007	12/31/13
Thomas H. Webber, III (1)	69	2007	12/31/13

(1)	Member Director
(2)	Independent Director
(3)	Public Interest Director

Chairman of the board, Scott C. Harvard, has served as vice president of Virginia Savings Bank, F.S.B. since June 2009. Previously, he served as president and chief executive officer and as a director of Shore Bank from 1985 to June 2009. He served as president and chief executive officer of its parent, Shore Financial Corporation, from 1997 to 2008. Mr. Harvard served as a director and an executive vice president of Hampton Roads

Bankshares from June 2008 to June 2009. Mr. Harvard has served as chairman of the board of the Bank since 2007. Mr. Harvard has expertise in community banking and corporate governance.

Vice chairman of the board, William C. Handorf, Ph.D., has served as a professor of finance and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore Branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks’ Office of Finance. Mr. Handorf has expertise in financial markets, banking, real estate investment, accounting, and derivatives.

John M. Bond, Jr. is a director of The Columbia Bank, a wholly-owned affiliate of Fulton Financial Corporation, a publicly-traded company. He has served on the board of directors of The Columbia Bank since 1988 and served as chairman of the board from 2004 to 2009. Mr. Bond served as chief executive officer of The Columbia Bank from 1988 until his retirement in December 2006. From May 2004 until February 2006 when it was acquired by Fulton Financial, Mr. Bond served as chairman and chief executive officer of Columbia Bancorp, a publicly-traded company and the holding company of The Columbia Bank. From 1987 to May 2004, Mr. Bond served as president, chief executive officer, and director of Columbia Bancorp. He also has served as a director of Fulton Financial Corporation, a publicly-traded financial holding company, since March 2006. Mr. Bond has expertise in commercial banking, credit, finance, and accounting.

W. Russell Carothers, II is chairman and chief executive officer of The Citizens Bank of Winfield, Alabama, a position he has held for the past 20 years. He joined The Citizens Bank in 1963 and served as its president for 30 years. Mr. Carothers has expertise in general banking, finance, accounting, auditing, and community development.

F. Gary Garczynski is the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, a position he has held since 1997. Mr. Garczynski has served as chairman of the National Housing Endowment since 2004 and previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builders Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski has expertise in community development, planning and zoning, business development and business organization.

Donna C. Goodrich has served as senior executive vice president of Branch Banking & Trust Company (BB&T) since 2007. She also has served as deposit services manager of BB&T since 2004. Ms. Goodrich joined BB&T in 1985, and has held the positions of retail services officer, financial center manager, mergers and acquisition analyst, asset/liability management specialist, and deposit and corporate funding manager. She is a member of the Senior Leadership Team and serves on several committees, including the Market Risk and Liquidity Committee. Ms. Goodrich also serves as senior executive vice president of BB&T Corporation, the holding company of BB&T, a position she has held since 2007. Ms. Goodrich is the vice chairman of the North Carolina Bankers Association. She has expertise in asset/liability management and finance.

John C. Helmken, II serves as chief executive officer and director of The Savannah Bank in Savannah, Georgia. He has also served as president, chief executive officer, and director of The Savannah Bancorp, Inc., the holding company of The Savannah Bank, since 2007. He has served as chief executive officer of The Savannah Bank since 2003, director since 2003, and as president from 2002 to 2010. He joined The Savannah Bank in 1994 and has served as vice president, senior vice president, and executive vice president during his tenure there. He is a director of Minis and Company, Inc., a registered investment advisor and subsidiary of The Savannah Bancorp, Inc., and is also a director of Bryan Bank & Trust in Richmond Hill. He also serves on the board of the Georgia Bankers Association. Mr. Helmken has expertise in residential and commercial lending and extensive involvement in all areas of community banking.

J. Thomas Johnson is president and chief executive officer of Citizens Building and Loan Association, a position he has held since May 2009. Mr. Johnson is vice chairman of the board of First Community Bank, a position he has held since October 2004. From 1984 to 2004, Mr. Johnson was chief executive officer of Newberry Federal Savings Bank, and was chairman of the board of its holding company, Dutch Fork Bancshares, Inc., from its inception in 2000 until its acquisition by First Community Corporation in 2004. Mr. Johnson had been with Newberry Federal Savings Bank since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and has served on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations. Mr. Johnson served as vice chairman of the board of the Bank from 2008 through 2010. Mr. Johnson has expertise in residential, commercial, and community development finance.

Jonathan Kislak has served as principal and chairman of the board of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. Mr. Kislak has expertise in economics and finance.

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

Miriam Lopez has served as president, chief lending officer and director of Marquis Bank in North Miami Beach, Florida since July 2010. She previously served as chief executive officer of TransAtlantic Bank in Miami, Florida for 24 years and as TransAtlantic’s chairman of the board from 2003 to 2007. She is a former president of the Florida Bankers Association and serves on the American Bankers Association’s Government Relations Council and Executive Committee. Ms. Lopez has expertise in accounting and finance.

Henry Gary Pannell has served as special counsel with the law firm Jones, Walker, Waechter, Poitevent, Carrère & Denègre L.L.P. since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell has expertise in federal banking law, corporate governance, bank accounting and community development.

Robert L. Strickland, Jr. is executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland served as president of the National Council of State Housing Agencies for two terms. He has also served on the National Association of Home Builders Mortgage Finance Roundtable and as a member of Fannie Mae’s National Advisory Council. He currently serves as a director of the Alabama MultiFamily Loan Consortium. Mr. Strickland has expertise in affordable housing finance.

Thomas H. Webber, III serves as vice president corporate finance and risk management for IDB-IIC Federal Credit Union, Washington D.C., having served as vice president since 1999. Mr. Webber previously served on the boards of industry as well as civic organizations in the Nashville, Tennessee community. Mr. Webber has 40 years of banking and investment management experience. He has expertise in economics, mathematics, economic development, and labor relations.

Nominating Procedures

On April 5, 2010, the Finance Agency issued a final rule regarding directors’ eligibility, elections, compensation and expenses. Under the final rule, effective May 5, 2010, the redesignation of a directorship to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships causes the original directorship to terminate and creates a new directorship to be filled by an election of the members. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments” for further discussion of the final rule.

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

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors. None of the Bank’s directors is an “inside” director. That is, none of the Bank’s directors is a Bank employee or officer. Further, the Bank’s directors are prohibited from personally owning stock or stock options in the Bank. Each of the member directors, however, is an officer or director of an institution that is a member of the Bank that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Agency Regulations regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 24, 2011, each of the Bank’s directors was independent under these criteria.

SEC Rules regarding Independence

SEC rules require the Bank’s board of directors to adopt a standard of independence to evaluate its directors. The board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee’s financial expert(s) is independent.

After applying the NYSE independence standards, the board determined that, as of March 24, 2011, Messrs. Garczynski, Handorf, Kislak, Leffall, and Pannell, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

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

Audit Committee

The board has a standing Audit Committee, composed of Ms. Lopez and Messrs. Bond, Carothers, Handorf, Harvard, Kislak, Pannell, and Webber. For the reasons noted above, the board determined that, as of March 24, 2011, none of the member directors on the Bank’s Audit Committee was independent under the NYSE standards for audit committee members. The board determined that, as of March 24, 2011, each of Messrs. Handorf, Kislak and Pannell, each of whom is an independent director that currently serves on the Audit Committee, was independent under the NYSE independence standards for audit committee members. The board also determined that each of directors Handorf, Kislak, Pannell and Webber is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 24, 2011, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2010 compensation program for its chief executive officer, chief financial officer, and three other most highly-compensated executive officers in 2010. These executive officers are collectively referred to as the Bank’s “named executive officers.”

In 2010 the Bank’s named executive officers were as follows:

W. Wesley McMullan	President and Chief Executive Officer
Cathy C. Adams	Executive Vice President and Chief Administrative Officer
Steven J. Goldstein	Executive Vice President and Chief Financial Officer*
Kirk R. Malmberg	Executive Vice President and Chief Credit Officer
Jill Spencer	Executive Vice President and General Counsel, Chief Strategy Officer and Corporate Secretary

*	Mr. Goldstein also serves as Chief Risk Officer.

We also are providing information for Richard A. Dorfman, who served as the Bank’s president and chief executive officer through April 16, 2010. Information provided for W. Wesley McMullan reflects the fact that he also served as Executive Vice President and Director of Financial Management through most of 2010, and information provided for Jill Spencer reflects her additional service as Interim President and Chief Executive Officer during a portion of 2010.

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and member value. The Bank’s compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives’ incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank’s incentive compensation plans contain overall Bank performance thresholds that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The short-term incentive compensation program contains qualitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

Elements of Compensation

To achieve the goals described above, the Bank compensates its executive officers with a combination of base salary, incentive compensation and benefits. In the past, the Bank has compensated its executive officers under separate short-term and long-term incentive compensation plans. In 2010, the board of directors determined to discontinue the long-term compensation plan and revised the short-term incentive compensation plan to incorporate certain deferred compensation components. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as defined benefit pension plans, to motivate long-term performance and encourage retention. Additionally, because the Bank generally is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design.

The elements of the Bank’s compensation program for executive officers, and the objective of each compensation element, are described below:

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank, and provides an amount of fixed compensation each year. Each executive’s base salary also is used as a basis in calculating the executive’s yearly incentive award opportunity, as described below.

Incentive compensation. The Bank provides an annual cash award opportunity (ICP) to executive officers based on the achievement of quantitative and qualitative goals set and evaluated by the board of directors. The ICP is designed to promote and reward achievement of annual corporate performance goals set by the board. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of a portion of any ICP granted is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). If, as of the time any payment of the Deferred Incentive otherwise would be due, the board of directors has made a good faith determination that the Bank does not have the financial capacity to repurchase excess stock, the board of directors may in its sole discretion elect to reduce or eliminate such payment of Deferred Incentive.

Long-term incentive compensation. In the past, the Bank has provided a long-term cash award opportunity (Long-term ICP) based on performance over successive three-year performance periods. In the first quarter of 2010, the board of directors determined to discontinue this separate compensation plan. The previously determined award for the 2008 year of the 2008-2010 Long-term ICP period is the final payment to be made under the Long-term ICP.

Benefits. The Bank provides retirement benefits to promote executive retention. The Bank also provides limited perquisites and other benefits to enhance executive officers’ ability to devote maximum attention to their primary responsibilities and to minimize the amount of time spent on non-Bank related matters.

Executive Compensation Process

Board and committee consideration of executive compensation. The Bank’s board of directors establishes the Bank’s executive compensation philosophy and objectives. The governance and compensation committee of the board of directors advises and assists the board and recommends to the board for approval any compensation decisions related to the Bank’s Chief Executive Officer and the officers reporting directly to the Chief Executive Officer.

The Chief Executive Officer reviews and recommends to the board the base salary of the officers that report directly to him. The Chief Executive Officer also determines the base salary of all Bank officers at the first vice president level and senior vice president level (other than the chief audit officer), within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors independently selected and engaged Towers Watson to provide assistance in evaluating the Bank’s executive compensation programs for 2010. Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considers the total cash compensation at FHLBanks of similar size and complexity and the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at commercial banks with assets between $20 billion and $60 billion. However, the board did not target any named executive officer’s compensation at a specific percentile of such executive officer’s peer group comparable position.

The board does not evaluate specifically the internal pay relationship among the executives and other employees when setting executive cash compensation, or the multiples by which a named executive officer’s cash compensation is greater than that of non-executive employees. The Bank is exempt from SEC proxy rules and does not provide shareholder advisory “say on pay” votes regarding executive compensation.

Federal Housing Finance Agency. Pursuant to the Housing Act, the Director is required to prohibit the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses. Pursuant to this authority, the FHLBanks are required to report to the Director all compensation actions relating to the five most highly compensated officers, including compensation plans of general applicability to those officers, at least four weeks in advance of any planned board decision with respect to those actions. Finance Agency Advisory Bulletin 2009-AB-02 establishes five principles for executive compensation by the FHLBanks and the Office of Finance: (1) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions; (2) executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock; (3) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators; (4) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon the FHLBank’s financial performance over several years; and (5) the FHLBank’s board of directors should promote accountability and transparency in the process of setting compensation. In addition, under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

Compensation Decisions in 2010

Overview

The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers’ performance in 2010 were:

1.	Achievement of performance objectives for 2010 as determined by the board

2.	Fulfillment of the Bank’s public policy mission

3.	Demonstration of leadership and vision for the Bank

4.	Implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity

5.	Establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders

6.	The Bank’s 2010 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. Prior to that time, Mr. McMullan served as executive vice president and director of financial management. His base salary as executive vice president and director of financial management during 2010 was unchanged from 2009. In determining the base salary for Mr. McMullan upon his appointment to president and chief executive officer, the board considered data developed by Towers Watson noting total cash compensation provided at FHLBanks of similar size and complexity and at commercial financial institutions with assets between $20 billion and $60 billion. These commercial financial institutions were:

•	Bank of the West

•	BOK Financial Corporation

•	CoBank

•	Comerica Bank

•	First Horizon National Bank

•	Huntington Bancshares

•	Marshall & Ilsley Bank

•	People’s Bank

•	Union Bank of California

Mr. McMullan’s salary is below the average base salary for the presidents of the FHLBanks and commercial financial institutions listed above.

In determining the 2010 base salaries for Ms. Adams, Mr. Malmberg and Ms. Spencer and the 2010 base fee for Mr. Goldstein, the board considered comparative compensation data provided by Towers Watson that reflected market pay rates for similar positions at commercial financial institutions with assets between $20 billion and $60 billion. The board reviewed estimated market values for each position that included data from the median and 75th percentiles for base pay, bonus pay, and total cash compensation. Following the review, the board opted to maintain the existing salaries of Ms. Adams, Mr. Malmberg and Ms. Spencer, and the base fee for Mr. Goldstein, during 2010.

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

Mr. Dorfman served as president and chief executive officer through his resignation effective April 16, 2010. His base salary was unchanged from 2009 and remained at an annualized amount of $775,000. In determining the base salary for Mr. Dorfman, the board considered data developed by Towers Watson noting total cash compensation provided at FHLBanks of similar size and complexity and at commercial financial institutions with assets between $20 billion and $60 billion. These commercial financial institutions were:

•	Bank of the West

•	Bank Branch and Trust

•	BBVA Compass

•	Comerica Bank

•	Fifth Third Bancorp

•	Harris Bank

•	Huntington Bancshares

•	KeyCorp

•	M&T Bank

•	Marshall & Ilsley Bank

•	Regions Financial

•	Sovereign Bancorp

•	SunTrust Bank

•	TD Bank

•	Union Bank of California

Mr. Dorfman’s annual base salary amount was at a competitive level among the presidents of the FHLBanks but below the average base salary for the presidents of the commercial financial institutions listed above.

Each of Messrs. McMullan and Dorfman was paid his respective base salary as president and chief executive officer, and was eligible for 2010 incentive compensation awards at the president and chief executive officer level, on a prorated basis for the portion of 2010 during which he served in such position. In addition to her base salary as executive vice president, general counsel, chief strategy officer and corporate secretary, Ms. Spencer received a supplemental base salary in the amount of $12,500 for each month or partial month of service during 2010 as interim president and chief executive officer. These supplemental amounts were recognized as base salary for purposes of calculating Ms. Spencer’s 2010 incentive compensation awards.

Incentive Compensation

The 2010 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year, were as follows:

	Threshold	Target	Maximum
President and Chief Executive Officer	32%	64%	96%
Chief Risk Officer	25%	50%	75%
Executive Vice President	25%	50%	75%

These percentages are higher than those the Bank historically has used for these officer designations, but reflect adjustments to short-term incentive compensation opportunities made when the board terminated the legacy

Long-term ICP. In aggregate, total incentive opportunities for executives are lower in 2010 than in prior years. For 2010, the board established three incentive goals under the ICP, which correlate to the performance priorities reflected in the Bank’s strategic plan. The board of directors establishes threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2010.

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
ROE Spread to LIBOR	50.00%	16.00%	32.00%	48.00%
Business Results	25.00%	8.00%	16.00%	24.00%
Risk Management	25.00%	8.00%	16.00%	24.00%

TOTAL	100.00%	32.00%	64.00%	96.00%

Chief Risk Officer
		Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
ROE Spread to LIBOR	40.00%	10.00%	20.00%	30.00%
Business Results	25.00%	6.25%	12.50%	18.75%
Risk Management	35.00%	8.75%	17.50%	26.25%

TOTAL	100.00%	25.00%	50.00%	75.00%

Executive Vice President
		Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
ROE Spread to LIBOR	50.00%	12.50%	25.00%	37.50%
Business Results	25.00%	6.25%	12.50%	18.75%
Risk Management	25.00%	6.25%	12.50%	18.75%

TOTAL	100.00%	25.00%	50.00%	75.00%

The return on equity performance measure is the return on equity amount in excess of average three-month LIBOR. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. In addition, the board of directors may reduce the award for this measure by as much as 100 percent if the ROE spread to LIBOR, including the impact of other-than-temporary impairment on private-label MBS, is less than 50 basis points. The board also may increase the ROE spread levels if the average leverage ratio is greater than 22 times. At December 31, 2010, the performance goals were 2.75 percent (threshold), 3.25 percent (target), and 3.75 percent (maximum). In 2010 the Bank’s ROE spread to three-month LIBOR resulted in eligibility of each named executive officer to receive the maximum award with respect to that goal.

The business results measure includes completion of major Bank-wide technology and operations projects according to established time frames. This goal was substantially the same for each named executive officer and performance under this measure was determined on an overall basis. The board awarded the target level for this goal.

The risk management measure includes effective management of member failures and regulatory compliance. The Bank sought to aggressively and effectively manage risk by strengthening core functions in credit and collateral, enterprise risk management and information technology while increasing staff productivity; this goal was substantially the same for each named executive officer and performance under this measure was determined on an overall basis. However, the board of directors determined that this goal should be weighted more heavily for Mr. Goldstein, as chief risk officer, than for the other named executive officers. The board awarded between the target and maximum levels for this goal.

In 2010, the board of directors did not establish individual performance award opportunities for executive management.

The following table provides the award level associated with each performance goal and total award amounts for each named executive officer.

	2010 Incentive Compensation Plan Awards
Name	ROE Spread to LIBOR (%)	Business Results (%)	Risk Management (%)	Total Award (% of Base Salary)	Overall Award Level	Total Calculated Award ($)	Deferred Incentive ($)
W. Wesley McMullan, as President and Chief Executive Officer*	48.00	16.00	20.00	84.00	Between Target and Maximum	25,200	6,300
W. Wesley McMullan, as Executive Vice President*	37.50	12.50	15.63	65.63	Between Target and Maximum	291,720	72,930
Cathy C. Adams	37.50	12.50	15.63	65.63	Between Target and Maximum	246,113	61,528
Steven J. Goldstein	30.00	12.50	21.88	64.38	Between Target and Maximum	253,657	63,414
Kirk R. Malmberg	37.50	12.50	15.63	65.63	Between Target and Maximum	252,675	63,169
Jill Spencer	37.50	12.50	15.63	65.63	Between Target and Maximum	377,372	94,343

*	Mr. McMullan’s 2010 incentive compensation was calculated at the executive vice president level on a prorated basis through December 15, 2010 and at the president and chief executive officer level on a prorated basis from December 16, 2010 through December 31, 2010.

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2012-2014) on the following schedule, subject to certain restrictions discussed above:

Payment Year	Payment
2012	1/3 of balance (± 1-year return)
2013	1/2 of balance (± 2-year return)
2014	Remaining balance (± 3-year return)

Long-Term Incentive Compensation

The Long-term ICP established a three-year rolling performance unit plan under which qualifying executive officers were eligible to receive long-term cash awards at the conclusion of each three-year performance cycle.

In 2009 the board approved award accruals for the year 2008 of the 2008-2010 performance period under the Long-term ICP. Target award opportunities under the 2008-2010 Long-term ICP performance period ranged from 25 to 30 percent of each officer’s base salary or fee. These awards were based on the same performance measures and targets as those included under the short-term ICP for the same year. The use of the same performance measures and targets for both the Short-term ICP and the Long-term ICP was intended to motivate consistently high corporate performance year after year.

In March 2010 the board discontinued the Long-term ICP pending final payout of awards for the 2008-2010 performance period. In 2011, the board approved distribution of accrued awards for the 2008-2010 performance period as shown in the following table. No awards will accrue or be distributed for the years 2009 or 2010 of the 2008-2010 performance period.

Long-term Incentive Compensation Plan 2008-2010 Performance Period Awards
Name	2008	2009	2010	Total

W. Wesley McMullan	$37,536	$—	$—	$37,536
Cathy C. Adams	21,698	—	—	21,698
Steven J. Goldstein	31,737	—	—	31,737
Kirk R. Malmberg	28,998	—	—	28,998
Jill Spencer	37,254	—	—	37,254

The amount of long-term incentive compensation received by each of the named executive officers under the Long-term ICP, as shown in the preceding table, is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below.

Participation in the Long-term ICP was limited to the chief executive officer, executive vice presidents and senior vice presidents. Long-term ICP awards do not increase the value of benefits delivered under the Bank’s retirement, welfare, or insurance plans.

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

The Bank offers its named executive officers a limited number of perquisites, including an annual physical examination, guest travel to certain business functions, and business club memberships. For Mr. McMullan, the Bank provides an automobile allowance of up to $1,500 per month. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

Employment Arrangements and Severance Benefits

Other than the specific contractual arrangements discussed below, all Bank employees are employed under an “at will” arrangement. Accordingly, an employee may resign employment at any time, and the Bank may terminate employment at any time for any reason, with or without cause.

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

Mr. McMullan. The Bank entered into an Employment Agreement with Mr. McMullan in connection with his appointment as president and chief executive officer (McMullan Agreement), effective December 16, 2010. Under the McMullan Agreement, Mr. McMullan’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the McMullan Agreement. Unless earlier terminated by either party as provided therein, the McMullan Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The McMullan Agreement established Mr. McMullan’s base salary at $650,000 per year, which amount may be increased from year to year by the Bank’s board of directors. Pursuant to the McMullan Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings and retirement plans and programs available to senior executives of the Bank.

The Bank has a formal severance arrangement with Mr. McMullan, which is discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. McMullan to the president and chief executive officer position.

Mr. Goldstein. The Bank entered into a Second Amended and Restated Services Agreement on April 1, 2010 (Goldstein Agreement) with SJG Financial Consultants, LLC, a limited liability company of which Mr. Goldstein is the sole member, in connection with Mr. Goldstein’s service as chief financial officer of the Bank. Pursuant to the Goldstein Agreement, the Bank paid an annual fee of $394,000 for Mr. Goldstein’s services in 2010. In addition, the Bank, in its discretion, also may pay an annual incentive fee in an amount up to the maximum annual incentive compensation award opportunity available to an executive vice president of the Bank under the

Bank’s Short-term ICP and Long-term ICP. Mr. Goldstein has announced his decision to retire effective March 31, 2011 coincident with the expiration of the Goldstein Agreement in accordance with its terms.

Mr. Dorfman. In connection with Mr. Dorfman’s resignation in April 2010, the Bank and Mr. Dorfman entered into an Agreement and Release of Claims (Dorfman Agreement). Pursuant to the Dorfman Agreement, the Bank made the following payments to Mr. Dorfman in 2010: severance payments equal to $900,000, reimbursement of actual legal expenses incurred by Mr. Dorfman related to the Dorfman Agreement, and the costs of continuing Mr. Dorfman’s medical insurance through May 31, 2010. These amounts are reflected in the “All Other Compensation” column of the 2010 Summary Compensation Table. In return, the Dorfman Agreement contains a general release by Mr. Dorfman in favor of the Bank.

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

BOARD OF DIRECTORS

Scott C. Harvard, Chairman	William C. Handorf, Vice Chairman
John M. Bond, Jr.	Jonathan Kislak
W. Russell Carothers, II	LaSalle D. Leffall, III
F. Gary Garczynski	Miriam Lopez
Donna C. Goodrich	Henry Gary Pannell
John C. Helmken, II	Robert L. Strickland, Jr.
J. Thomas Johnson	Thomas H. Webber, III

Executive Compensation

Summary Compensation Table

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2010, 2009, and 2008. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2010 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(3) (d)	Non-Equity Incentive Plan Compensation ($)(4) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5) (f)	All Other Compensation ($)(6) (g)	Total ($) (h)
W. Wesley McMullan	2010	474,492	140	354,457	478,000	30,660	1,337,749
President and Chief	2009	466,000	148	141,772	424,000	27,960	1,059,880
Executive Officer (1)	2008	466,000	53,683	268,315	302,000	29,992	1,119,990

Cathy C. Adams Executive Vice President and Chief Administrative Officer (2)	2010	375,000	140	267,811	493,000	23,509	1,159,460

Steven J. Goldstein	2010	394,000	100	285,394	—	—	679,494
Executive Vice	2009	393,996	100	104,322	—	—	498,418
President and Chief	2008	393,999	44,425	112,290	—	—	550,714
Financial Officer

Kirk R. Malmberg	2010	385,000	140	281,673	283,000	23,252	973,065
Executive Vice	2009	385,000	148	97,336	256,000	23,100	761,584
President	2008	370,417	2,679	179,078	143,000	22,225	717,399
and Chief Credit
Officer

Jill Spencer	2010	575,000	50,140	414,627	562,000	27,850	1,629,617
Executive Vice	2009	462,500	148	142,345	572,000	27,750	1,204,743
President and General	2008	462,500	52,179	269,032	381,000	27,750	1,192,461
Counsel, Chief Strategy
Officer and Corporate Secretary

Principal Executive Officer for Part of 2010

Richard A. Dorfman President and Chief Executive Officer	2010	223,558	—	—	—	1,015,037	1,238,595
	2009	775,000	148	246,294	140,000	73,115	1,234,557
	2008	737,500	700,148	276,563	54,000	81,001	1,849,212

(1)	The amounts reported for Mr. McMullan include prorated amounts for his separate service as executive vice president and director of financial management and, effective December 16, 2010, as president and chief executive officer.

(2)	Ms. Adams was not a named executive officer in 2009 or 2008.
(3)	The amount in column (d) for Jill Spencer for 2010 includes a discretionary $50,000 bonus determined by the board of directors for her service as interim president and chief executive officer during a portion of 2010. As with the 2010 non-equity incentive compensation awards, this discretionary bonus is subject to a four week review period and receipt of non-objection by the Finance Agency.
(4)	The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal year ended December 31, 2010 pursuant to awards under the annual ICP and, with respect to 2008, the awards earned for the period 2008-2010 under the Long-term ICP. Awards under the Long-term ICP are reported at the end of the performance period because the board retains discretion over the awards until that time. Twenty-five percent of the 2010 ICP awards is subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2010 non-equity incentive compensation awards are subject to a four week review period and receipt of non-objection by the Finance Agency.
(5)	The amounts in column (f) reflect the sum of the actuarial increase during each fiscal year in present value of the named executive officer’s aggregate pension benefits under the Bank’s Qualified and Excess Plans, computed using the assumptions described in footnote (1) to the 2010 Pension Benefits table. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(6)	The amounts in column (g) for 2010 consist of the following amounts:

	Matching contributions under the Bank’s qualified 401(k) Plan ($)	Matching contributions under the Bank’s non-qualified defined contribution benefit equalization plan ($)	Perquisites ($)(1)	Severance ($)(2)	Total ($)
W. Wesley McMullan	14,700	13,260	2,700	—	30,660

Cathy C. Adams	13,346	9,154	1,009	—	23,509

Steven J. Goldstein	—	—	—	—	—

Kirk R. Malmberg	14,700	8,400	152	—	23,252

Jill Spencer	14,700	13,050	100	—	27,850

Principal Executive Officer for Part of 2010
Richard A. Dorfman	13,414	—	10,394	991,229	1,015,037

(1)	Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite was less than $25,000. During Mr. Dorfman’s employment, the Bank provided reimbursement for his home office, guest travel, and financial planning expenses, as well as use of a Bank-leased vehicle.
(2)	The severance amount shown for Mr. Dorfman includes $25,000 in reimbursement of attorneys’ fees, a $900,000 severance payment, and a $66,229 vacation payout.

Awards of Incentive Compensation in 2010

2010 Grants of Plan-Based Awards

The following table provides information concerning each grant of an award to a named executive officer in 2010 under the ICP.

Estimated Future Payments Under Non-Equity Incentive Plan Awards
Name (a)	Threshold ($) (b)(1)	Target ($) (c)(1)	Maximum ($) (d)(1)
W. Wesley McMullan
Short-term ICP (2)	120,723	241,446	362,169

Cathy C. Adams
Short-term ICP	93,750	187,500	281,250

Steven J. Goldstein
Short-term ICP	98,500	197,000	295,500

Kirk R. Malmberg
Short-term ICP	96,250	192,500	288,750

Jill Spencer
Short-term ICP	143,750	287,500	431,250

(1)	Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2010. The actual amounts earned pursuant to the ICP during 2010 are reported under column (e) of the summary compensation table. Twenty-five percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”
(2)	Amounts reflected for Mr. McMullan include prorated amounts for his separate service as executive vice president and director of financial management and, effective December 16, 2010, as president and chief executive officer.

Retirement Benefits

Pension Benefits

The following table provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (Qualified Plan), and the Bank’s non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2010, payable to each of the named executive officers, including the number of years of service credited to each named executive under each of the plans.

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

Mr. McMullan, Ms. Adams, Mr. Malmberg, and Ms. Spencer participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 15, 2011, each of Mr. McMullan, Ms. Adams, Mr. Malmberg and Ms. Spencer had attained eligibility for immediate early retirement.

Employees hired after July 1, 2005

As of December 31, 2010, Mr. Goldstein was the only named executive officer hired after July 1, 2005; however, Mr. Goldstein does not participate in the Qualified Plan. The following description is provided for informational purposes.

For participants hired after July 1, 2005, the Qualified Plan generally provides an annual retirement allowance equal to 1.5 percent of the participant’s highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available.

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

2010 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (1) (d)	Payments during last fiscal year ($) (e)
W. Wesley McMullan	Qualified Plan	22.8	679,000	—
	Excess Plan	22.8	1,263,000	—

Cathy C. Adams	Qualified Plan	24.3	903,000	—
	Excess Plan	24.3	882,000	—

Steven J. Goldstein (2)	Qualified Plan	0	—	—
	Excess Plan	0	—	—

Kirk R. Malmberg (3)	Qualified Plan	13.8	445,000	—
	Excess Plan	13.8	527,000	—

Jill Spencer (4)	Qualified Plan	24.3	747,000	—
	Excess Plan	24.3	2,057,000	—
Principal Executive Officer for Part of 2010
Richard A. Dorfman (5)	Qualified Plan	1.8	—	—
	Excess Plan	1.8	—	—

(1)	The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2010, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 5.54 percent discount rate; 4.53 percent was used to calculate benefits under the Excess Plan. The 2000 RP Mortality Table (50% static mortality table for lump sums; 50% generational mortality table for annuities) was used for both plans. These are the same assumptions used for financial statement reporting purposes.
(2)	Mr. Goldstein is not a participant in the Qualified Plan or the Excess Plan.
(3)	In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $154,000.
(4)	In accordance with plan provisions, the years of credited service for Ms. Spencer include 16.16 years credited for prior service earned while employed by FHLBank San Francisco. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $1,318,000.
(5)	Mr. Dorfman had not attained the minimum five years of service with the Bank prior to his resignation; thus, he was not eligible for benefits under the Qualified Plan or the Excess Plan upon his resignation and any prior accumulated benefits terminated.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective deferred compensation plan and defined contribution benefit equalization plan (DC BEP). Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the DC BEP.

The deferred compensation plan permits a participant to defer all or a portion of his or her compensation, including base salary and awards under the Short-term ICP, and to direct such compensation into 16 mutual fund options designed to mirror the Bank’s 401(k) Plan. Directors also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan.

No named executive officer participated in the deferred compensation plan in 2010.

Named executive officers also are permitted to defer up to 40 percent of salary under the Bank’s qualified (401(k)) and non-qualified (DC BEP) plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his or her base salary.

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

The amounts shown in the tables below include compensation earned and deferred in 2010, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

Defined Contribution Benefit Equalization Plan (DC BEP)

Name (a)	Executive Contributions in Last Fiscal Year ($) (b)	Bank Contributions in Last Fiscal Year ($) (c)	Aggregate Earnings In Last Fiscal Year ($) (d) (1)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
W. Wesley McMullan	11,460	13,260	17,417	—	199,686

Cathy Adams	15,500	9,153	16,758	—	357,862

Steven J. Goldstein	—	—	—	—	—

Kirk R. Malmberg	6,600	8,400	45,044	—	321,616

Jill Spencer	5,750	13,050	28,608	—	258,432

Principal Executive Officer for Part of 2010

Richard A. Dorfman	—	—	16,198	156,406	—

(1) Amounts under column (d) are actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.

Potential Payments upon Termination or Change in Control

No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. McMullan, none of the current executive officers has a severance agreement with the Bank.

For Mr. McMullan, the board approved a severance arrangement providing that upon the Bank’s termination of Mr. McMullan for any reason other than “cause,” or upon Mr. McMullan’s termination of his employment for “good reason,” the Bank shall pay a total of the base salary in effect at the date of termination in a lump sum within 30 days of termination, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan’s incentive compensation award for the year in which the date of termination occurs, payable at the time such incentive compensation awards are paid to other executives.

Under the McMullan Agreement, “cause” is defined to include Mr. McMullan’s willful failure to perform his duties; his willful engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; or his breach of fiduciary duty or breach of certain covenants in the McMullan Agreement. In addition, the McMullan Agreement defines “good reason” to include a material diminution in Mr. McMullan’s base salary or in his authority, duties, or responsibilities, or the authority, duties, or responsibilities of the person to whom Mr. McMullan reports; the Bank’s requiring Mr. McMullan to be based at any office or location other than in Atlanta, Georgia; or a material breach of the McMullan Agreement by the Bank.

The following table provides information about potential payments to Mr. McMullan in the event his employment had terminated on December 31, 2010. He is not entitled to any 280G gross-up payments in the event of termination.

	Severance
	2010 ICP Award ($)(1)	Annual Base Salary($)	Medical, Dental and Life Insurance Benefits($)	Pension Benefit Enhancements ($)	Other Perquisites ($)	Total ($)
W. Wesley McMullan
Voluntary Resignation	—	—	—	—	—	—
Involuntary For Cause	—	—	—	—	—	—
Involuntary Without Cause	316,920	650,000	—	—	—	966,920
Voluntary For Good Reason	316,920	650,000	—	—	—	966,920

(1)	Amounts shown include prorated amounts for Mr. McMullan’s separate service as executive vice president and director of financial management and, effective December 16, 2010, as president and chief executive officer.

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

Director Compensation

The FHLBank Act provides that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, subject to approval by the Director. In accordance with the FHLBank Act, the Bank has adopted a policy governing the compensation and travel expense reimbursement provided to its directors. Under this policy, directors receive fees paid for attendance at each meeting of the board of directors, meeting of a committee of the board of directors, or certain official Bank-related events. These fees are subject to the annual caps established under the policy. Directors do not receive separate retainers.

Directors are reimbursed for reasonable Bank-related travel expenses associated with meeting attendance in accordance with Bank policy. Total expenses paid under that policy in 2010 were $73,011. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest.

During 2010, Scott C. Harvard, the chairman of the board of directors, received fees of between $4,600 per meeting, for chairing a meeting of the board of directors, to $500 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $60,000. J. Thomas Johnson, the vice chairman of the board of directors during 2010, received fees of between $4,500 per meeting, for attending meetings of the board of directors, to $500 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $55,000 in 2010. Other members of the board of directors received fees of between $4,100 per meeting, for attending meetings of the board of directors, and $300 per meeting, for attending a telephonic meeting of a board committee, subject to an annual cap of $45,000 in 2010 (other than William H. Handorf, who, as chairman of the audit committee during 2010, was subject to an annual cap of $50,000 in 2010).

The following table sets forth the cash and other compensation paid by the Bank to the members of the board of directors for all services in all capacities during 2010.

Name (a)	Fees Earned or Paid in Cash ($)(b)	Total ($)(h)
John M. Bond, Jr.	$45,000	$45,000
W. Russell Carothers, II	45,000	45,000
William F. Easterlin, III	45,000	45,000
F. Gary Garczynski	45,000	45,000
Donna C. Goodrich(1)	45,000	45,000
William C. Handorf	50,000	50,000
Linwood Parker Harrell, Jr.	45,000	45,000
Scott C. Harvard	60,000	60,000
J. Thomas Johnson	55,000	55,000
Jonathan Kislak	45,000	45,000
LaSalle D. Leffall, III	45,000	45,000
Miriam Lopez	45,000	45,000
Henry Gary Pannell	45,000	45,000
Robert L. Strickland, Jr.	45,000	45,000
Thomas H. Webber, III	45,000	45,000
Edward J. Woodard, Jr.	43,200	43,200

(1)	At the request of Ms. Goodrich, this amount was paid to a charity of her choosing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. Ownership of the Bank’s capital stock is concentrated within the financial services industry and is stratified across various institution types as noted in the following table (in millions).

Capital Stock Outstanding by Member Type

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2010	$5,273	$996	$847	$107	$1	$529	$7,753
December 31, 2009	6,166	1,026	816	116	—	188	8,312
December 31, 2008	4,508	3,024	816	115	—	44	8,507
December 31, 2007	3,501	3,464	528	63	—	55	7,611
December 31, 2006	4,094	1,284	334	60	—	216	5,988

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of the date indicated.

Member Institutions Holding Five Percent or More of Outstanding Capital Stock

As of February 28, 2011

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	17,146,539	22.06
101 S Tryon Street
Charlotte, NC 28202

Branch Banking and Trust Company	5,864,059	7.54
200 W 2nd Street
Winston Salem, NC 27101

Regions Bank	4,165,299	5.36
1900 Fifth Avenue North
Birmingham, AL 35203

Navy Federal Credit Union	3,993,936	5.14
820 Follin Lane
Vienna, VA 22180

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table lists these institutions.

Capital Stock Outstanding to Member Institutions whose

Officers or Directors Serve as a Director of the Bank

As of February 28, 2011

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Branch Banking and Trust Company	Winston Salem, NC	5,864,059	7.54
The Columbia Bank	Columbia, MD	74,365	0.10
First Community Bank, N.A.	Lexington, SC	51,585	0.07
The Savannah Bank, N.A.	Savannah, GA	22,669	0.03
IDB-IIC Federal Credit Union	Washington, DC	22,138	0.03
The Citizens Bank of Winfield	Winfield, AL	22,057	0.03
Bryan Bank & Trust	Richmond Hill, GA	7,865	0.01
Marquis Bank	North Miami Beach, FL	3,751	*
Virginia Savings Bank, F. S. B.	Front Royal, VA	2,433	*
Citizens Building and Loan Association	Greer, SC	1,744	*

*	Represents less than 0.01 percent.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

The aggregate fees billed to the Bank by PwC are set forth in the following table for each of the years ended December 31, 2010 and 2009 (in thousands).

	For the Years Ended December 31,
	2010	2009
Audit fees (1)	$819	$1,088
Audit-related fees (2)	19	90
All other fees (3)	74	59

Total fees	$912	$1,237

(1)	Audit fees for the years ended December 31, 2010 and 2009 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.
(2)	Audit-related fees for the years ended December 31, 2010 and 2009 were for assurance and related services primarily related to new accounting guidance, testing a new general ledger system in 2009, and services related to the Bank’s 401k Savings Plan.
(3)	All other fees for the years ended December 31, 2010 and 2009 relate to non audit-related advisory service, PwC’s attendance at FHLBanks’ Accounting Conferences and the annual license for PwC’s accounting research software.

The Bank is exempt from federal, state and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2010 and 2009.

The Bank’s Audit Committee has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2010 and 2009, 100 percent of the audit fees, audit-related fees and all other fees were approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2010 and 2009
Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
Statements of Capital Accounts for the Years Ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated)[2]

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[3]

10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2009 revision)[3]

10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)[4]

10.3	Form of Officer and Director Indemnification Agreement[1]

10.4	Federal Home Loan Bank of Atlanta 2011 Directors’ Compensation Policy+

10.5	Second Amended and Restated Services Agreement, dated April 1, 2010, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein[5]

10.6	Indemnification Agreement, dated April 1, 2010, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein[5]

10.7	Agreement and Release of All Claims, dated as of April 14, 2010, between the Bank and Richard A. Dorfman[5]

10.8	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan, effective March 3, 2011[6]

10.9	Executive Award Letter for 2010 under the Omnibus Annual Incentive Compensation Plan, effective March 3, 2011[6]

10.10	Federal Home Loan Bank Executive Long-Term Incentive Plan[1]

10.11	Employment Agreement, dated as of December 16, 2010, between the Bank and W. Wesley McMullan+

10.12	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[7]

10.13	Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[8]

12.1	Statement regarding computation of ratios of earnings to fixed charges+

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

Exhibit No.	Description

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Audit Committee Report+

1	Filed on March 17, 2006 with the SEC in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
2	Filed on March 25, 2010 with the SEC in the Bank’s Form 10-K and incorporated herein by reference.
3	Filed on March 30, 2009 with the SEC in the Bank’s Form 10-K and incorporated herein by reference.
4	Filed on January 9, 2009 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
5	Filed on August 10, 2010 with the SEC in the Bank’s Form 10-Q and incorporated herein by reference.
6	Filed on March 9, 2011 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
7	Filed on June 27, 2006 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
8	Filed on February 28, 2011 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: March 25, 2011	By	/S/ W. WESLEY MCMULLAN
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2011	By	/S/ W. WESLEY MCMULLAN
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

Date: March 25, 2011	By	/S/ STEVEN J. GOLDSTEIN
	Name:	Steven J. Goldstein
	Title:	Executive Vice President and Chief Financial Officer

Date: March 25, 2011	By	/S/ J. DANIEL COUNCE
	Name:	J. Daniel Counce
	Title:	Senior Vice President and Controller

Date: March 25, 2011	By	/S/ SCOTT C. HARVARD
	Name:	Scott C. Harvard
	Title:	Chairman of the Board of Directors

Date: March 25, 2011	By	/S/ WILLIAM C. HANDORF
	Name:	William C. Handorf
	Title:	Vice Chairman of the Board of Directors

Date: March 25, 2011	By	/S/ JOHN M. BOND, JR.
	Name:	John M. Bond, Jr.
	Title:	Director

Date: March 25, 2011	By	/S/ W. RUSSELL CAROTHERS, II
	Name:	W. Russell Carothers, II
	Title:	Director

Date: March 25, 2011	By	/S/ F. GARY GARCZYNSKI
	Name:	F. Gary Garczynski
	Title:	Director

Date: March 25, 2011	By	/S/ DONNA C. GOODRICH
	Name:	Donna C. Goodrich
	Title:	Director

Date: March 25, 2011	By	/S/ JOHN C. HELMKEN, II
	Name:	John C. Helmken, II
	Title:	Director

Date: March 25, 2011	By	/S/ J. THOMAS JOHNSON
	Name:	J. Thomas Johnson
	Title:	Director

Date: March 25, 2011	By	/S/ JONATHAN KISLAK
	Name:	Jonathan Kislak
	Title:	Director

Date: March 25, 2011	By	/S/ LASALLE D. LEFFALL, III
	Name:	LaSalle D. Leffall, III
	Title:	Director

Date: March 25, 2011	By	/S/ MIRIAM LOPEZ
	Name:	Miriam Lopez
	Title:	Director

Date: March 25, 2011	By	/S/ HENRY GARY PANNELL
	Name:	Henry Gary Pannell
	Title:	Director

Date: March 25, 2011	By	/S/ ROBERT L. STRICKLAND, JR.
	Name:	Robert L. Strickland, Jr.
	Title:	Director

Date: March 25, 2011	By	/S/ THOMAS H. WEBBER, III
	Name:	Thomas H. Webber, III
	Title:	Director