Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Atlanta
filed 2011-05-12
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2011, was 73,027,137.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$14	$5
Deposits with other FHLBank	2	2
Federal funds sold	16,663	15,701
Trading securities (includes $0 and $37 pledged as collateral as of March 31, 2011 and December 31, 2010, respectively, that may be repledged and includes other FHLBank’s bond of $72 and $74 as of March 31, 2011 and December 31, 2010, respectively)	3,300	3,383
Available-for-sale securities	3,466	3,319
Held-to-maturity securities, net (fair value of $16,517 and $17,511 as of March 31, 2011 and December 31, 2010, respectively)	16,445	17,474
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1 as of March 31, 2011 and December 31, 2010	1,915	2,039
Advances, net	81,257	89,258
Accrued interest receivable	357	388
Premises and equipment, net	34	35
Derivative assets	4	5
Other assets	176	189

TOTAL ASSETS	$123,633	$131,798

LIABILITIES
Interest-bearing deposits	$2,955	$3,093
Consolidated obligations, net:
Discount notes	15,700	23,915
Bonds	94,854	95,198

Total consolidated obligations, net	110,554	119,113

Mandatorily redeemable capital stock	531	529
Accrued interest payable	394	357
Affordable Housing Program payable	127	126
Payable to REFCORP	13	20
Derivative liabilities	391	455
Other liabilities	568	159

Total liabilities	115,533	123,852

Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 15 as of March 31, 2011 and December 31, 2010	1,483	1,466
Subclass B2 issued and outstanding shares: 58 and 57 as of March 31, 2011 and December 31, 2010, respectively	5,780	5,758

Total capital stock Class B putable	7,263	7,224
Retained earnings	1,160	1,124
Accumulated other comprehensive loss	(323)	(402)

Total capital	8,100	7,946

TOTAL LIABILITIES AND CAPITAL	$123,633	$131,798

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME
Advances	$73	$69
Prepayment fees on advances, net	2	3
Interest-bearing deposits	1	1
Federal funds sold	8	5
Trading securities	41	42
Available-for-sale securities	45	39
Held-to-maturity securities	113	172
Mortgage loans held for portfolio	26	32

Total interest income	309	363

INTEREST EXPENSE
Consolidated obligations:
Discount notes	7	3
Bonds	169	207
Deposits	1	—
Mandatorily redeemable capital stock	1	—

Total interest expense	178	210

NET INTEREST INCOME	131	153

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(25)	(64)
Portion of impairment losses recognized in other comprehensive loss	(27)	18

Net impairment losses recognized in earnings	(52)	(46)

Net (losses) gains on trading securities	(34)	4
Net gains (losses) on derivatives and hedging activities	46	(17)
Other	1	—

Total other loss	(39)	(59)

OTHER EXPENSE
Compensation and benefits	17	14
Other operating expenses	9	11
Finance Agency	3	2
Office of Finance	2	2
Other	(9)	—

Total other expense	22	29

INCOME BEFORE ASSESSMENTS	70	65

Affordable Housing Program	6	5
REFCORP	13	12

Total assessments	19	17

NET INCOME	$51	$48

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2009	81	$8,124	$873	$(744)	$8,253
Issuance of capital stock	—	25	—	—	25
Repurchase/redemption of capital stock	—	(4)	—	—	(4)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(293)	—	—	(293)
Comprehensive income:
Net income	—	—	48	—	48
Other comprehensive income	—	—	—	75	75

Total comprehensive income	—	—	—	—	123

Cash dividends on capital stock	—	—	(5)	—	(5)

BALANCE, MARCH 31, 2010	78	$7,852	$916	$(669)	$8,099

BALANCE, DECEMBER 31, 2010	72	$7,224	$1,124	$(402)	$7,946
Issuance of capital stock	1	41	—	—	41
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	(2)
Comprehensive income:
Net income	—	—	51	—	51
Other comprehensive income	—	—	—	79	79

Total comprehensive income	—	—	—	—	130

Cash dividends on capital stock	—	—	(15)	—	(15)

BALANCE, MARCH 31, 2011	73	$7,263	$1,160	$(323)	$8,100

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES
Net income	$51	$48
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(4)	(34)
Loss due to change in net fair value adjustment on derivative and hedging activities	44	212
Net change in fair value adjustment on trading securities	34	(4)
Net impairment losses recognized in earnings	52	46
Net change in:
Accrued interest receivable	31	50
Other assets	15	(311)
Affordable Housing Program payable	—	2
Accrued interest payable	37	7
Payable to REFCORP	(7)	(7)
Other liabilities	(25)	5

Total adjustments	177	(34)

Net cash provided by operating activities	228	14

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	515	189
Federal funds sold	(962)	(5,187)
Trading securities:
Proceeds from maturities	50	200
Available-for-sale securities:
Proceeds from maturities	204	95
Held-to-maturity securities:
Net change in short-term	495	(355)
Proceeds from maturities of long-term	1,458	1,449
Purchases of long-term	(819)	(481)
Advances:
Proceeds from principal collected	19,070	19,278
Made	(11,733)	(10,203)
Mortgage loans held for portfolio:
Proceeds from principal collected	124	104
Purchase of premise, equipment and software	—	(3)

Net cash provided by investing activities	8,402	5,086

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2011	2010
FINANCING ACTIVITIES
Net change in:
Deposits	(158)	(64)
Borrowings from other FHLBanks	—	35
Net payments from derivatives containing a financing element	(137)	(201)
Proceeds from issuance of consolidated obligations:
Discount notes	258,901	231,354
Bonds	15,045	24,696
Payments for debt issuance costs	(4)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(267,115)	(230,667)
Bonds	(15,179)	(30,724)
Proceeds from issuance of capital stock	41	25
Payments for repurchase/redemption of capital stock	—	(4)
Cash dividends paid	(15)	(5)

Net cash used in financing activities	(8,621)	(5,561)

Net increase (decrease) in cash and cash equivalents	9	(461)
Cash and cash equivalents at beginning of the period	5	465

Cash and cash equivalents at end of the period	$14	$4

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$148	$209

AHP assessments, net	$5	$3

REFCORP assessments	$20	$19

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$2	$293

Held-to-maturity securities acquired with accrued liabilities	$433	$84

Transfer of held-to-maturity securities to available-for-sale securities	$302	$409

Transfers of mortgage loans to real estate owned	$4	$10

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2011, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Bank’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 25, 2011 (Form 10-K).

A description of the Bank’s significant accounting policies is included in Note 1 to the 2010 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of March 31, 2011.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes certain criteria from the assessment of effective control. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued amended guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amended guidance clarifies whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a troubled debt restructuring. For public entities, this guidance is effective for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the Bank), and should be applied retrospectively to the beginning of the annual period of adoption. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Recently Adopted Accounting Guidance

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide additional disclosure related to the nature of credit risk inherent in financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The Bank fully adopted this guidance effective January 1, 2011, which resulted in enhanced disclosure, but had no effect on the Bank’s financial condition or results of operations.

Fair Value Measurements and Disclosures. In January 2010, the FASB issued guidance that requires new disclosures related to transfers in and out of Level 1 and 2 fair value hierarchy, and activity in Level 3 fair value hierarchy, and clarifies some existing disclosure requirements about fair value measurement. The Bank fully adopted this guidance effective January 1, 2011, which resulted in enhanced fair value disclosures, but had no effect on the Bank’s financial condition or results of operation.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of March 31, 2011	As of December 31, 2010
Government-sponsored enterprises debt obligations	$3,225	$3,306
Other FHLBank’s bond*	72	74
State or local housing agency debt obligations	3	3

Total	$3,300	$3,383

*	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

Net unrealized and realized gains (losses) on trading securities were as follows:

	Three Months Ended March 31,
	2011	2010
Net unrealized (losses) gains on trading securities held at period end	$(33)	$5
Net unrealized/realized losses on trading securities sold or matured during the period	(1)	(1)

Net (losses) gains on trading securities	$(34)	$4

At March 31, 2011 and December 31, 2010, 99.9 percent of the Bank’s fixed-rate trading securities were swapped to a variable rate and all of the Bank’s variable-rate trading securities were swapped to a different variable-rate index.

Note 4—Available-for-sale Securities

During the three-month periods ended March 31, 2011 and 2010, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer dates.

	2011			2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$321	$19	$302	$467	$58	$409

Total	$321	$19	$302	$467	$58	$409

Major Security Types. Available-for-sale securities were as follows:

	As of March 31, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,779	$319	$7	$1	$3,466

Total	$3,779	$319	$7	$1	$3,466

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,711	$396	$5	$1	$3,319

Total	$3,711	$396	$5	$1	$3,319

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	1	$16	$1	43	$2,707	$319	44	$2,723	$320

Total	1	$16	$1	43	$2,707	$319	44	$2,723	$320

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	1	$17	$1	43	$2,976	$396	44	$2,993	$397

Total	1	$17	$1	43	$2,976	$396	44	$2,993	$397

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of March 31, 2011
	Amortized Cost	Other-Than Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,237	$236	$2	$1	$2,002

Total	$2,237	$236	$2	$1	$2,002

	As of December 31, 2010
	Amortized Cost	Other-Than Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,128	$294	$1	$1	$1,834

Total	$2,128	$294	$1	$1	$1,834

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $13 and $11 as of March 31, 2011 and December 31, 2010, respectively.

The Bank did not swap any of its available-for-sale securities as of March 31, 2011 and December 31, 2010.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of March 31, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$695	$—	$—	$695	$1,190	$—	$—	$1,190
State or local housing agency debt obligations	120	2	—	122	108	3	—	111
Government-sponsored enterprises debt obligations	776	—	—	776	873	—	3	870
Mortgage-backed securities:
U.S. agency obligations-guaranteed	913	6	—	919	960	9	—	969
Government-sponsored enterprises	9,117	196	20	9,293	8,716	210	14	8,912
Private label	4,824	40	152	4,712	5,627	49	217	5,459

Total	$16,445	$244	$172	$16,517	$17,474	$271	$234	$17,511

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$200	$—	—	$—	$—	1	$200	$—
State or local housing agency debt obligations	2	25	—	—	—	—	2	25	—
Government-sponsored enterprises debt obligations	3	376	—	—	—	—	3	376	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	1	—	—	—	—	1	1	—
Government-sponsored enterprises	25	2,741	20	—	—	—	25	2,741	20
Private label	16	396	3	73	2,381	149	89	2,777	152

Total	48	$3,739	$23	73	$2,381	$149	121	$6,120	$172

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses	Number of Positions	Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$125	$—	—	$—	$—	1	$125	$—
State or local housing agency debt obligations	1	7	—	—	—	—	1	7	—
Government-sponsored enterprises debt obligations	6	870	3	—	—	—	6	870	3
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	173	—	—	—	—	1	173	—
Government-sponsored enterprises	25	2,833	14	—	—	—	25	2,833	14
Private label	16	475	4	80	2,883	213	96	3,358	217

Total	50	$4,483	$21	80	$2,883	$213	130	$7,366	$234

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of March 31, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,631	$12	$43	$1,600	$2,035	$17	$75	$1,977

Total	$1,631	$12	$43	$1,600	$2,035	$17	$75	$1,977

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of March 31, 2011		As of December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Due in one year or less	$700	$701	$1,191	$1,191
Due after one year through five years	889	890	978	978
Due after 10 years	2	2	2	2

	1,591	1,593	2,171	2,171
Mortgage-backed securities	14,854	14,924	15,303	15,340

Total	$16,445	$16,517	$17,474	$17,511

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $19 and $24 as of March 31, 2011 and December 31, 2010, respectively.

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

The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at purchase date. The “AAA”-rated securities achieved their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase date.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

Private-label MBS. To assess whether the entire amortized cost bases of its private-label MBS will be recovered, the Bank performed a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the next three to nine months beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of zero percent to 2.80 percent in the first year, zero percent to 3.00 percent in the second year, 1.50 percent to 4.00 percent in the third year, 2.00 percent to 5.00 percent in the fourth year, 2.00 percent to 6.00 percent in each of the fifth and sixth years, and 2.30 percent to 5.60 percent in each subsequent year.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended March 31, 2011 (that is, a determination was made that less than all of the entire amortized cost bases will likely be recovered):

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2006	8.67	6.86 to 9.65	23.51	16.13 to 38.28	44.33	42.55 to 47.41	4.96	2.74 to 6.40
2005	8.98	5.52 to 10.65	29.79	16.58 to 42.41	36.06	32.32 to 38.72	7.91	4.82 to 10.09
2004	11.44	10.93 to 11.73	28.09	27.06 to 29.97	34.01	33.74 to 34.15	9.06	8.95 to 9.27
Total Prime	9.37	5.52 to 11.73	27.30	16.13 to 42.41	38.48	32.32 to 47.41	7.13	2.74 to 10.09

Alt-A:
2007	10.13	7.59 to 13.25	56.99	50.19 to 64.17	51.66	48.83 to 52.94	9.23	3.95 to 11.71
2006	10.32	9.29 to 11.44	55.60	49.87 to 59.49	51.26	46.18 to 57.44	7.11	5.60 to 8.27
2005	9.04	6.54 to 12.01	54.61	26.23 to 80.14	50.13	43.29 to 55.81	16.07	3.45 to 43.06
Total Alt-A	9.71	6.54 to 13.25	55.72	26.23 to 80.14	50.94	43.29 to 57.44	11.73	3.45 to 43.06
Total	9.60	5.52 to 13.25	46.63	16.13 to 80.14	46.95	32.32 to 57.44	10.26	2.74 to 43.06

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended March 31,
	2011	2010
Balance of credit losses previously recognized in earnings, beginning of period	$464	$321
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	6	3
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	46	43

Balance of cumulative credit losses recognized in earnings, end of period	$516	$367

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of March 31, 2011	As of December 31, 2010
Year of contractual maturity:
Overdrawn demand deposit accounts	$—	$1
Due in one year or less	23,157	26,628
Due after one year through two years	15,162	16,186
Due after two years through three years	9,435	10,938
Due after three years through four years	6,000	6,369
Due after four years through five years	3,256	3,678
Due after five years	20,705	21,251

Total par value	77,715	85,051
Discount on AHP* advances	(13)	(13)
Discount on EDGE** advances	(11)	(11)
Hedging adjustments	3,572	4,238
Deferred commitment fees	(6)	(7)

Total	$81,257	$89,258

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of March 31, 2011	As of December 31, 2010
Year of contractual maturity or next conversion date:
Overdrawn demand deposit accounts	$—	$1
Due or convertible in one year or less	30,903	36,487
Due or convertible after one year through two years	14,858	14,302
Due or convertible after two years through three years	9,849	11,374
Due or convertible after three years through four years	5,473	6,065
Due or convertible after four years through five years	2,721	3,023
Due or convertible after five years	13,911	13,799

Total par value	$77,715	$85,051

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of March 31, 2011	As of December 31, 2010
Fixed-rate:
Due in one year or less	$20,174	$24,033
Due after one year	47,871	50,907

Total fixed-rate	68,045	74,940

Variable-rate:
Due in one year or less	2,983	2,596
Due after one year	6,687	7,515

Total variable-rate	9,670	10,111

Total par value	$77,715	$85,051

At March 31, 2011 and December 31, 2010, 89.9 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 6.93 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped.

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of March 31, 2011 and December 31, 2010. No advance was past due as of March 31, 2011 and December 31, 2010.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of March 31, 2011 and December 31, 2010, the concentration of the Bank’s advances was $51,949 and $58,043, respectively, to 10 member institutions, and this represented 66.9 percent and 68.3 percent, respectively, of total advances outstanding.

Note 8—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the Federal Home Loan Banks (FHLBanks) and are backed only by the financial resources of the FHLBanks. The FHLBanks Office of Finance (Office of Finance) tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of March 31, 2011	As of December 31, 2010
Fixed-rate	$72,675	$73,779
Simple variable-rate	12,532	12,432
Step up/down	8,551	7,686
Variable-rate capped floater	30	30

Total par value	$93,788	$93,927

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

At March 31, 2011 and December 31, 2010, 79.2 percent and 77.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 1.03 percent and 0.24 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of March 31, 2011		As of December 31, 2010
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Year of contractual maturity:
Due in one year or less	$44,883	0.70	$46,987	0.76
Due after one year through two years	15,904	1.82	13,751	1.50
Due after two years through three years	11,482	2.62	14,097	2.63
Due after three years through four years	5,308	3.45	4,378	3.70
Due after four years through five years	5,776	1.84	4,660	1.89
Due after five years	10,435	4.09	10,054	4.19

Total par value	93,788	1.73	93,927	1.70
Premiums	121		127
Discounts	(45)		(48)
Hedging adjustments	990		1,192

Total	$94,854		$95,198

The Bank’s consolidated obligation bonds outstanding by type:

	As of March 31, 2011	As of December 31, 2010
Noncallable	$70,334	$69,248
Callable	23,454	24,679

Total par value	$93,788	$93,927

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of March 31, 2011	As of December 31, 2010
Year of contractual maturity or next call date:
Due or callable in one year or less	$64,716	$61,505
Due or callable after one year through two years	11,532	11,329
Due or callable after two years through three years	7,077	10,477
Due or callable after three years through four years	2,825	2,685
Due or callable after four years through five years	908	1,062
Due or callable after five years	6,730	6,869

Total par value	$93,788	$93,927

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

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2011	$15,700	$15,702	0.13

As of December 31, 2010	$23,915	$23,919	0.14

At March 31, 2011 and December 31, 2010, 8.24 percent and 5.41 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped to a variable rate.

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (Finance Agency) regulatory capital rules and requirements, as shown in the following table:

	As of March 31, 2011		As of December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,279	$8,954	$2,377	$8,877
Total capital-to-assets ratio	4.00%	7.24%	4.00%	6.74%
Total regulatory capital*	$4,945	$8,954	$5,272	$8,877
Leverage ratio	5.00%	10.86%	5.00%	10.10%
Leverage capital	$6,182	$13,431	$6,590	$13,316

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $531 and $529 in mandatorily redeemable capital stock at March 31, 2011 and December 31, 2010, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$529	$188
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	4	293
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(2)	—

Balance, end of period	$531	$481

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table shows the amount of mandatorily redeemable capital stock by year of redemption:

	As of March 31, 2011	As of December 31, 2010
Contractual year of redemption:
Due in one year or less	$8	$—
Due after one year through two years	3	8
Due after two years through three years	15	12
Due after three years through four years	375	137
Due after four years through five years	126	366
Due after five years	4	6

Total	$531	$529

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

Note 10—Accumulated Other Comprehensive Loss

Components comprising other comprehensive income were as follows:

	Three Months Ended March 31,
	2011	2010
Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	$49	$93
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	47	40

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	96	133

Change in unrealized gains on available-for-sale securities	2	—
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(19)	(58)

Other comprehensive income	$79	$75

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for- sale Securities Unrealized Gains	Available-for- sale Securities Noncredit Other-Than- Temporary- Impairment Losses	Held-to-maturity Securities Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance, December 31, 2010	$(10)	$4	$(396)	$—	$(402)
Net change during the period	—	2	96	(19)	79
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	—	(19)	19	—

Balance, March 31, 2011	$(10)	$6	$(319)	$—	$(323)

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

Application of Derivatives

General. The Bank may use derivatives to, in effect, adjust the term, repricing frequency, or option characteristics of financial instruments to achieve its risk management and funding objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset/liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

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

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate for the same period of time. The variable rate received by the Bank in most interest-rate swap agreements is London Interbank Offered Rate (LIBOR).

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of March 31, 2011.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of March 31, 2011	As of December 31, 2010
Total net exposure at fair value *	$50	$71
Cash collateral held	46	66

Net positive exposure after cash collateral	4	5
Other collateral	4	5

Net exposure after collateral	$—	$—

*	Includes net accrued interest receivable of $10 and $22 as of March 31, 2011 and December 31, 2010, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2011 was $2,971 for which the Bank has posted

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

collateral of $2,580 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $210 of collateral (at fair value) to its derivative counterparties at March 31, 2011. However, the Bank’s credit rating has not changed during the three-month period ended March 31, 2011.

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

	As of March 31, 2011			As of December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$125,527	$1,310	$(3,807)	$126,484	$1,466	$(4,460)

Total derivatives in hedging relationships	125,527	1,310	(3,807)	126,484	1,466	(4,460)

Derivatives not designated as hedging instruments:
Interest rate swaps	6,813	23	(471)	7,725	26	(526)
Interest rate caps or floors	10,500	72	(49)	8,000	53	(38)

Total derivatives not designated as hedging instruments	17,313	95	(520)	15,725	79	(564)

Total derivatives before netting and collateral adjustments	$142,840	1,405	(4,327)	$142,209	1,545	(5,024)

Netting adjustments		(1,355)	1,355		(1,473)	1,473
Cash collateral and related accrued interest		(46)	2,581		(67)	3,096

Total collateral and netting adjustments *		(1,401)	3,936		(1,540)	4,569

Derivative assets and derivative liabilities		$4	$(391)		$5	$(455)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income:

	Three Months Ended March 31,
	2011	2010
	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Gains (Losses) on Derivatives and Hedging Activities

Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$38	$46

Total net gain related to fair value hedge ineffectiveness	38	46

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	42	(21)
Interest rate caps or floors	3	(2)
Net interest settlements	(37)	(40)

Total net gain (loss) related to derivatives not designated as hedging instruments	8	(63)

Net gains (losses) on derivatives and hedging activities	$46	$(17)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	Three Months Ended March 31, 2011
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$652	$(605)	$47	$(590)
Consolidated obligations:
Bonds	(200)	191	(9)	216
Discount notes	(1)	1	—	1

Total	$451	$(413)	$38	$(373)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Three Months Ended March 31, 2010
	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$40	$23	$63	$(891)
Consolidated obligations:
Bonds	82	(96)	(14)	376
Discount notes	(7)	4	(3)	7

Total	$115	$(69)	$46	$(508)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

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

Outlined below is the application of the “fair value hierarchy” to the Bank’s financial assets and liabilities that are carried at fair value.

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2011, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2011, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of March 31, 2011, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of March 31, 2011
	Fair Value Measurements Using			Netting Adjustment*
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,225	$—	$—	$3,225
Other FHLBank’s bond	—	72	—	—	72
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,300	—	—	3,300

Available-for-sale securities:
Private-label MBS	—	—	3,466	—	3,466
Derivative assets:
Interest-rate related	—	1,405	—	(1,401)	4

Total assets at fair value	$—	$4,705	$3,466	$(1,401)	$6,770

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,327)	$—	$3,936	$(391)

Total liabilities at fair value	$—	$(4,327)	$—	$3,936	$(391)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of December 31, 2010
	Fair Value Measurements Using			Netting
	Level 1	Level 2	Level 3	Adjustment*	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,306	$—	$—	$3,306
Other FHLBank’s bond	—	74	—	—	74
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,383	—	—	3,383

Available-for-sale securities:
Private-label MBS	—	—	3,319	—	3,319
Derivative assets:
Interest-rate related	—	1,545	—	(1,540)	5

Total assets at fair value	$—	$4,928	$3,319	$(1,540)	$6,707

Liabilities
Derivative liabilities:
Interest-rate related	$—	$5,024	$—	$(4,569)	$455

Total liabilities at fair value	$—	$5,024	$—	$(4,569)	$455

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative and also cash collateral held or placed with the same counterparties.

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the three-month period ended March 31, 2011.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$3,319	$2,256
Transfer of private-label MBS from held-to-maturity to available-for-sale	302	409
Total (losses) gains realized and unrealized:*
Included in net impairment losses recognized in earnings	(47)	(43)
Included in other comprehensive loss	96	133
Settlements	(204)	(95)

Balance, end of period	$3,466	$2,660

*	Related to available-for-sale securities held at period end.

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

As of March 31, 2011, four third-party vendor prices were received for substantially all of the Bank’s investment securities and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the Bank’s conclusion that the final estimated fair values are reasonable. Based on the current lack of significant market activity for private-label MBS, the fair value measurements for such securities as of March 31, 2011 and December 31, 2010 fell within Level 3 of the fair value hierarchy. The inputs to all other investment securities are classified as Level 2 in the fair value hierarchy.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of March 31, 2011 and December 31, 2010, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at March 31, 2011 and December 31, 2010.

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

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of March 31, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Instruments
Assets:
Cash and due from banks	$14	$14	$5	$5
Deposits with other FHLBank	2	2	2	2
Federal funds sold	16,663	16,663	15,701	15,701
Trading securities	3,300	3,300	3,383	3,383
Available-for-sale securities	3,466	3,466	3,319	3,319
Held-to-maturity securities	16,445	16,517	17,474	17,511
Mortgage loans held for portfolio, net	1,915	2,058	2,039	2,189
Advances, net	81,257	81,423	89,258	89,330
Accrued interest receivable	357	357	388	388
Derivative assets	4	4	5	5

Liabilities:
Interest-bearing deposits	(2,955)	(2,955)	(3,093)	(3,093)
Consolidated obligations, net:
Discount notes	(15,700)	(15,700)	(23,915)	(23,916)
Bonds	(94,854)	(95,609)	(95,198)	(95,993)
Mandatorily redeemable capital stock	(531)	(531)	(529)	(529)
Accrued interest payable	(394)	(394)	(357)	(357)
Derivative liabilities	(391)	(391)	(455)	(455)

Note 13—Commitments and Contingencies

As described in Note 8, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency, may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $656,491 and $678,528 at March 31, 2011 and December 31, 2010, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2011		As of December 31, 2010
Outstanding notional	$20,509		$22,333
Original terms	Less than nine months to 20 years	*	Less than two months to 20 years	*
Final expiration year	2030		2030

*	The Bank has issued a standby letter of credit for $3 and less than $1 as of March 31, 2011 and December 31, 2010, respectively, that has no stated maturity date and is subject to renewal on an annual basis.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $85 and $92 as of March 31, 2011 and December 31, 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2011 and December 31, 2010. Commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2011 and December 31, 2010, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $0 and $37, respectively, which can be sold or repledged by those counterparties.

At March 31, 2011, the Bank had committed to the issuance of $1,419 (par value) in consolidated obligation bonds, of which $1,415 were hedged with associated interest rate swaps, and $170 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled. At December 31, 2010, the Bank had committed to the issuance of $118 (par value) in consolidated obligation bonds, of which $115 were hedged with associated interest rate swaps that had traded but not yet settled.

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

Note 14—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock are able to receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 22.0 percent of the Bank’s total regulatory capital stock as of March 31, 2011, was considered a related party. Total advances outstanding to Bank of America, N.A. were $21,740 and $25,040 as of March 31, 2011 and December 31, 2010, respectively. Total deposits held in the name of Bank of America, N.A. were less than $1 at March 31, 2011 and December 31, 2010. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the three-month period ended March 31, 2011.

Note 15—Subsequent Events

On April 8, 2011, the Bank repurchased $499 of subclass B1 membership and B2 activity-based excess capital stock based on the shareholders’ total capital stock as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements,” which include statements with respect to the plans, objectives, expectations, estimates and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•	future performance, including profitability, developments, or market forecasts;

•	forward-looking accounting and financial statement effects; and

•	those other factors identified and discussed in the Bank’s public filings with the SEC.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the quarters ended March 31, 2011 and 2010. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in the report, as well as the Bank’s audited financial statements for the year ended December 31, 2010.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing competitively-priced loans, which the Bank refers to as “advances,” to its members and eligible housing associates to help them meet the credit needs of their communities. The Bank also makes grants and subsidized advances under the Affordable Housing Program, and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (COs) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank also maintains a portfolio of investments for liquidity purposes, to provide available funds to meet member credit needs and to provide additional earnings.

Financial Condition

As of March 31, 2011, total assets were $123.6 billion, a decrease of $8.2 billion, or 6.20 percent, from December 31, 2010. This decrease was due primarily to a $8.0 billion, or 8.96 percent, decrease in advances. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due primarily to maturing advances and decreased demand for new advances resulting from members’ significant deposit balances and slow loan growth.

As of March 31, 2011, total liabilities were $115.5 billion, a decrease of $8.3 billion, or 6.72 percent, from December 31, 2010. This decrease was due primarily to a $8.6 billion decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

As of March 31, 2011, total capital was $8.1 billion, an increase of $154 million, or 1.94 percent, from December 31, 2010. This increase was due primarily to a $79 million decrease in accumulated other comprehensive loss and the recording of $51 million in net income during the first quarter of 2011, partially offset by the payment of $15 million in dividends. The decrease in accumulated other comprehensive loss was due primarily to improvements in the fair value of the Bank’s securities classified as available-for-sale.

Results of Operations

The Bank recorded net income of $51 million for the first quarter of 2011, an increase of $3 million from net income of $48 million for the first quarter of 2010. The increase in net income was due primarily to a $20 million decrease in other loss and a $7 million decrease in other expense, partially offset by a $22 million decrease in net interest income.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 2.56 percent for the first quarter of 2011, compared to 2.36 percent for the first quarter of 2010. This increase in ROE was due primarily to a $271 million decrease in average total capital during the first quarter of 2011 compared to the first quarter of 2010. ROE spread to three-month average LIBOR increased to 2.25 percent for the first quarter of 2011 compared to 2.10 percent for the first quarter of 2010. This increase was due primarily to a 20 basis point increase in ROE compared to a five basis point increase in LIBOR during the period.

The Bank’s interest rate spread was unchanged at 36 basis points for the first quarters of 2011 and 2010 as a result of interest rates on interest-earning assets and interest-bearing liabilities remaining relatively stable during the periods.

Business Outlook

Advance demand continued to decrease during the first quarter of 2011 as a result of scheduled repayments, prepayments by large borrowers and as a result of member closures, and members’ significant deposit holdings and slow loan growth. The Bank expects this trend to continue for the near future.

The credit related portion of other-than-temporary impairment losses recognized in earnings was higher for the first quarter of 2011 than for the first quarter of 2010, reflecting the continued unevenness of the housing market. However, the Bank continues to see some improvement in fair market values for some of its private-label MBS. For further discussion, see “Risk Management — Credit Risk — Private-label MBS” herein.

The Bank continues to maintain a conservative capital and financial management approach that will protect members’ investment in the Bank and position the Bank for future growth. The board of directors remains focused on supporting repurchases of excess capital stock and payments of dividends.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Statements of Condition (at period end)
Total assets	$123,633	$131,798	$141,492	$140,591	$146,281
Investments (1)	39,876	39,879	39,126	37,399	37,337
Mortgage loans held for portfolio	1,916	2,040	2,195	2,314	2,419
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Advances, net	81,257	89,258	99,425	100,087	105,474
Interest-bearing deposits	2,955	3,093	6,201	3,171	2,941
Consolidated obligations, net:
Discount notes	15,700	23,915	27,599	16,519	17,778
Bonds	94,854	95,198	97,942	110,949	115,492
Total consolidated obligations, net (2)	110,554	119,113	125,541	127,468	133,270
Mandatorily redeemable capital stock	531	529	492	508	481
Affordable Housing Program payable	127	126	127	127	128
Payable to REFCORP	13	20	19	19	14
Capital stock - putable	7,263	7,224	7,480	7,856	7,852
Retained earnings	1,160	1,124	1,051	985	916
Accumulated other comprehensive loss	(323)	(402)	(451)	(612)	(669)
Total capital	8,100	7,946	8,080	8,229	8,099

	As of and for the Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Statements of Income (for the period ended)
Net interest income	131	131	138	136	153
Net impairment losses recognized in earnings	(52)	(11)	(14)	(72)	(46)
Net (losses) gains on trading securities	(34)	(87)	38	76	4
Net gains (losses) on derivatives and hedging activities	46	113	(30)	(58)	(17)
Other income (3)	1	1	1	1	—
Other expenses (4)	22	37	32	(19)	29
Income before assessments	70	110	101	102	65
Assessments	19	29	27	27	17
Net income	51	81	74	75	48

Performance Ratios (%)
Return on equity (5)	2.56	3.99	3.71	3.64	2.36
Return on assets (6)	0.16	0.23	0.21	0.20	0.13
Net interest margin (7)	0.41	0.38	0.39	0.38	0.41
Regulatory capital ratio (at period end) (8)	7.24	6.74	6.38	6.65	6.32
Equity to assets ratio (9)	6.21	5.84	5.65	5.63	5.43
Dividend payout ratio (10)	28.74	9.23	11.51	6.97	11.47

(1)	Investments consist of deposits with another FHLBank, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.
(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were as follows (in millions):

March 31, 2011	$656,491
December 31, 2010	678,528
September 30, 2010	682,238
June 30, 2010	720,545
March 31, 2010	739,010

(3)	Other income includes service fees and other.
(4)	For the three months ended September 30, 2010 and June 30, 2010, amount includes $2 million and $49 million, respectively, which represents the reversal of a portion of the provision for credit losses established on a receivable due from a past derivative counterparty with the Bank.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of March 31, 2011		As of December 31, 2010		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$81,257	65.73	$89,258	67.72	$(8,001)	(8.96)
Long-term investments	22,516	18.21	22,986	17.44	(470)	(2.04)
Short-term investments	17,360	14.04	16,893	12.82	467	2.76
Mortgage loans, net	1,915	1.55	2,039	1.55	(124)	(6.07)
Other assets	585	0.47	622	0.47	(37)	(6.17)

Total assets	$123,633	100.00	$131,798	100.00	$(8,165)	(6.20)

Consolidated obligations, net:
Discount notes	$15,700	13.59	$23,915	19.31	$(8,215)	(34.35)
Bonds	94,854	82.10	95,198	76.86	(344)	(0.36)
Deposits	2,955	2.56	3,093	2.50	(138)	(4.44)
Other liabilities	2,024	1.75	1,646	1.33	378	22.87

Total liabilities	$115,533	100.00	$123,852	100.00	$(8,319)	(6.72)

Capital stock	$7,263	89.67	$7,224	90.92	$39	0.54
Retained earnings	1,160	14.32	1,124	14.14	36	3.21
Accumulated other comprehensive loss	(323)	(3.99)	(402)	(5.06)	79	19.68

Total capital	$8,100	100.00	$7,946	100.00	$154	1.94

Advances

The decrease in advances from December 31, 2010 to March 31, 2011 was due to maturing advances, prepayments, and decreased demand for new advances resulting from members’ significant deposit balances and slow loan growth. At March 31, 2011, 87.6 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the interest rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of March 31, 2011 and December 31, 2010, 89.9 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 6.93 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of March 31, 2011		As of December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$9,000	11.58	$8,852	10.41
Fixed-rate	19,908	25.62	23,073	27.13
Convertible	11,397	14.67	12,592	14.80
Hybrid	36,281	46.68	39,415	46.34
Amortizing*	1,129	1.45	1,119	1.32

Total par value	$77,715	100.00	$85,051	100.00

*	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
March 31, 2011	$51,949	66.85
December 31, 2010	58,043	68.25

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy the Bank’s annual Resolution Funding Corporation (REFCORP) assessment.

The Bank’s short-term investments consist of overnight and term federal funds sold, certificates of deposit and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets.

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of March 31, 2011	As of December 31, 2010	Amount	Percent
Short-term investments:
Deposits with other FHLBank	$2	$2	$—	(1.85)
Certificates of deposit	695	1,190	(495)	(41.60)
Federal funds sold	16,663	15,701	962	6.13

Total short-term investments	17,360	16,893	467	2.76

Long-term investments:
State or local housing agency debt obligations	123	111	12	10.73
U.S. government agency debt obligations	4,073	4,253	(180)	(4.21)
Mortgage-backed securities:
U.S. government agency securities	10,030	9,676	354	3.66
Private label	8,290	8,946	(656)	(7.33)

Total mortgage-backed securities	18,320	18,622	(302)	(1.62)

Total long-term investments	22,516	22,986	(470)	(2.04)

Total investments	$39,876	$39,879	$(3)	(0.01)

The increase in short-term investments from December 31, 2010 to March 31, 2011 was due primarily to an increase in federal funds sold during the period due to the continued availability of these short-term investments at attractive interest rates relative to the Bank’s cost of funds.

The decrease in long-term investments from December 31, 2010 to March 31, 2011 was due primarily to a decrease in private-label MBS during the period due primarily to principal repayments and maturities and no additional purchases by the Bank of private-label MBS.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 205 percent and 210 percent of total capital plus mandatorily redeemable capital stock at March 31, 2011 and December 31, 2010, respectively. The Bank has been below its target range of 250 percent to 275 percent due to a lack of quality MBS at attractive prices during recent market conditions.

As of March 31, 2011, the Bank had a total of 44 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $320 million and a total of 121 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $172 million. As of December 31, 2010, the Bank had a total of 44 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $397 million and a total of 130 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $234 million.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in detail in Note 6 to the Bank’s interim financial statements. Based on that impairment analysis, for the first quarters of 2011 and 2010, the Bank recognized total other-than-temporary impairment losses of $25 million and $64 million, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $52 million and $46 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(27) million and $18 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. When previously impaired securities increase in fair value but experience a subsequent credit loss, the amount of the credit loss is reclassified from other comprehensive loss into earnings. This reclassification may result in negative noncredit losses being presented on the Statements of Income.

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

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2010 to March 31, 2011 was due to the maturity of these assets during the period. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans. If the Bank does not resume purchasing mortgage loans under these programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note unless prepaid prior to its scheduled maturity. The Bank purchased loans with maturity dates extending out to 2038.

As of March 31, 2011 and December 31, 2010, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2011	As of December 31, 2010
	Percent of Total	Percent of Total
South Carolina	24.41	24.50
Florida	21.83	21.07
Georgia	14.51	14.42
North Carolina	13.82	14.12
Virginia	9.05	9.19
All other	16.38	16.70

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. CO issuances financed 89.4 percent of the $123.6 billion in total assets at March 31, 2011, remaining relatively stable from the financing ratio of 90.4 percent as of December 31, 2010.

The decrease in COs from December 31, 2010 to March 31, 2011 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing advances during the period. COs outstanding at March 31, 2011 and December 31, 2010 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2011 and December 31, 2010, 79.2 percent and 77.3 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 1.03 percent and 0.24 percent, respectively, of the Bank’s variable-rate CO bonds were swapped.

As of March 31, 2011, callable CO bonds constituted 25.0 percent of the total par value of CO bonds outstanding, compared to 26.3 percent at December 31, 2010. This decrease was due to market conditions that made the issuance of callable fixed-maturity debt less attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds generally are callable by the counterparty. The Bank generally will call a hedged CO bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

On April 20, 2011, S&P affirmed the AAA rating on the debt issues of the FHLBank System but revised its outlook on the debt issues from stable to negative. Similarly, S&P revised its outlooks from stable to negative for 10 of the 12 FHLBanks, including the Bank, whose issuer credit ratings are currently constrained by the long-term sovereign rating of the U.S., while affirming their AAA issuer credit ratings. The outlooks on the remaining two FHLBanks were not affected, as they were not rated AAA. The actions reflect S&P’s revision of its outlook on the long-term sovereign credit rating on the U.S. to negative from stable. In the application of S&P’s Government Related Entitites criteria, the ratings of the FHLBank System and the FHLBanks are constrained by the long-term sovereign rating of the U.S. This rating agency action, and any further changes to the U.S. sovereign credit rating, may increase the Bank’s cost of funds, which would adversely impact the Bank’s results of operations and financial condition. As of the date of this report, however, the Bank has not seen a material change in the Bank’s cost of funds as a result of the change in rating agency outlook.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable at March 31, 2011 compared to December 31, 2010.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2011.

Capital

The increase in total capital from December 31, 2010 to March 31, 2011 was due primarily to a $79 million decrease in accumulated other comprehensive loss and the recording of $51 million in net income during the first quarter of 2011, partially offset by the payment of $15 million in dividends. The decrease in accumulated other comprehensive loss was due primarily to improvements in the fair value of the Bank’s securities classified as available-for-sale.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in detail in Note 9 to the Bank’s interim financial statements.

Finance Agency regulations establish criteria based on the amount and type of capital held by an FHLBank for four capital classifications as follows:

•	Adequately Capitalized - FHLBank meets both risk-based and minimum capital requirements;

•	Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements;

•	Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements; and

•	Critically Undercapitalized - FHLBank total capital is two percent or less of total assets.

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 28, 2011, the Bank received notification from the Director that, based on December 31, 2010 data, the Bank meets the definition of “adequately capitalized.”

As of March 31, 2011, the Bank had capital stock subject to mandatory redemption from 60 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 63 members and former members as of December 31, 2010, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis.

As of March 31, 2011 and December 31, 2010, the Bank’s outstanding stock included $3.1 billion and $2.7 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion.

As more fully described in the Bank’s Form 10-K, the Bank, together with the other 11 FHLBanks, executed a Joint Capital Enhancement Agreement (Joint Capital Agreement) which provides that upon satisfying the REFCORP obligation, each FHLBank will allocate a portion of its net income to a restricted retained earnings account to be established at each FHLBank (Restricted Retained Earnings Account). The Joint Capital Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan, consistent with the terms of the Joint Capital Agreement. Under the Joint Capital Agreement, if the FHLBanks’ REFCORP obligation end before the Finance Agency has approved all proposed capital plan amendments, each FHLBank will nevertheless be required to commence the required allocation to its Restricted Retained Earnings Account beginning as of the end of the calendar quarter in which the final payments are made. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied as early as the end of the second quarter of 2011. As of the date of this report, the Bank has been in discussions with the Finance Agency on amending its capital plan to incorporate the terms of the Joint Capital Agreement.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the first quarters of 2011 and 2010, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Net interest income	$131	$153	$(22)	(14.77)
Other loss	(39)	(59)	20	32.38
Other expense	22	29	(7)	(24.15)
Total assessments	19	17	2	5.74
Net income	51	48	3	4.80

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

The $22 million decrease in net interest income during the first quarter of 2011, compared to the first quarter of 2010, was due primarily to a decrease in interest earned on the Bank’s long-term investments during the period resulting from a decrease in yield on these investments.

As mentioned above, net interest income includes components of derivatives and hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of derivatives and hedging on net interest income was a decrease of $410 million and $561 million for the first quarters of 2011 and 2010, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarters of 2011 and 2010 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income/expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivative is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income/expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread.

Amortization associated with hedging-related basis adjustments also are reflected in net interest income, which affect interest rate spread.

Spread and Yield Analysis

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$14,850	$8	0.21	$11,552	$5	0.16
Interest-bearing deposits (1)	2,786	1	0.16	3,562	1	0.14
Certificates of deposit	800	1	0.26	576	—	0.22
Long-term investments (2)	22,653	198	3.57	22,488	253	4.56
Advances	85,323	75	0.35	111,170	72	0.26
Mortgage loans held for portfolio (3)	1,971	26	5.30	2,465	32	5.28
Loans to other FHLBanks	4	—	0.18	1	—	0.13

Total interest-earning assets	128,387	309	0.98	151,814	363	0.97

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	952			1,083

Total assets	$129,338			$152,896

Liabilities and Capital
Deposits (4)	$2,849	1	0.09	$2,904	—	0.05
Short-term borrowings	19,220	7	0.15	15,582	3	0.06
Long-term debt	94,465	169	0.73	120,445	207	0.70
Other borrowings	531	1	1.21	226	—	0.18

Total interest-bearing liabilities	117,065	178	0.62	139,157	210	0.61

Other liabilities	4,235			5,430
Total capital	8,038			8,309

Total liabilities and capital	$129,338			$152,896

Net interest income and net yield on interest-earning assets		$131	0.41		$153	0.41

Interest rate spread			0.36			0.36

Average interest-earning assets to interest-bearing liabilities			109.67			109.10

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The Bank’s interest-rate spread was unchanged at 36 basis points for the first quarters of 2011 and 2010 as a result of interest rates on interest-earning assets and interest-bearing liabilities remaining relatively stable during the periods.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the first quarter of 2011, compared to the same period in 2010, was primarily rate related.

Volume and Rate Table*

	Three Months Ended March 31,
	2011 vs. 2010
	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$1	$2	$3
Certificates of deposit	1	—	1
Long-term investments	1	(56)	(55)
Advances	(19)	22	3
Mortgage loans held for portfolio	(6)	—	(6)

Total	(22)	(32)	(54)

Increase (decrease) in interest expense:
Deposits	—	1	1
Short-term borrowings	—	4	4
Long-term debt	(46)	8	(38)
Other borrowings	—	1	1

Total	(46)	14	(32)

Increase (decrease) in net interest income	$24	$(46)	$(22)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Other Income (Loss)

The following table presents the components of other income (loss) (dollars in millions):

	Three Months Ended March 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Other Income (Loss):
Net impairment losses recognized in earnings	$(52)	$(46)	$(6)	(12.75)
Net (losses) gains on trading securities	(34)	4	(38)	(958.57)
Net gains (losses) on derivatives and hedging activities	46	(17)	63	370.09
Other	1	—	1	42.88

Total other loss	$(39)	$(59)	$20	32.38

The overall change in other income (loss) for the first quarter of 2011, compared to the first quarter of 2010, was due primarily to adjustments required to report trading securities at fair value, and hedging related adjustments which are reported in net gains (losses) on derivatives and hedging activities (including those related to trading securities). The net losses of $34 million on trading securities during the first quarter of 2011, compared to net gains of $4 million on trading securities during the first quarter of 2010, is due primarily to an increase in long-term interest rates during the period. Substantially all of the Bank’s trading securities are fixed interest-rate securities and 99.9 percent were swapped to a variable rate. The net gains of $46 million on derivatives and hedging activities during the first quarter of 2011, compared net losses of $17 million during the first quarter of 2010, is due primarily to net gains of $42 million on non-qualifying hedges related to the Bank’s trading securities which are reported as part of net gains (losses) on derivatives and hedging activities.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	Three Months Ended March 31, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(48)	$—	$11	$—	$—	$(37)
Net interest settlements included in net interest income(2)	(590)	—	216	1	—	(373)

Total net interest (expense) income	(638)	—	227	1	—	(410)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	47	—	(9)	—	—	38
Gains on derivatives not receiving hedge accounting	1	4	—	—	3	8

Total net gains (losses) on derivatives and hedging activities	48	4	(9)	—	3	46

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(590)	4	218	1	3	(364)

Net losses on trading securities(3)	—	(34)	—	—	—	(34)

Total net effect of derivatives and hedging activities	$(590)	$(30)	$218	$1	$3	$(398)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	Three Months Ended March 31, 2010
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(69)	$—	$16	$—	$—	$(53)
Net interest settlements included in net interest income(2)	(891)	—	376	7	—	(508)

Total net interest (expense) income	(960)	—	392	7	—	(561)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	63	—	(14)	(3)	—	46
(Losses) gains on derivatives not receiving hedge accounting	—	(62)	1	—	(2)	(63)

Total net gains (losses) on derivatives and hedging activities	63	(62)	(13)	(3)	(2)	(17)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(897)	(62)	379	4	(2)	(578)

Net gains on trading securities(3)	—	4	—	—	—	4

Total net effect of derivatives and hedging activities	$(897)	$(58)	$379	$4	$(2)	$(574)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

Non-interest Expense

Non-interest expense was $41 million and $46 million for the first quarters of 2011 and 2010, respectively. The $5 million decrease was due primarily to the discontinuation of the Bank’s Economic Development and Growth Enhancement Program (EDGE) during the first quarter of 2011. The EDGE was a selective program that provided subsidized advances to member financial institutions for specific community economic development projects; however, EDGE experienced low utilization by members. The Bank had a $9 million liability related to uncommitted funds as of the date the EDGE was discontinued, which was reduced to zero with a corresponding reduction to other expense during the period. This reduction to other expense was partially offset by a $3 million increase in compensation and benefit expense and a $2 million increase in total assessments.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the first quarter of 2011. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank’s 45-day debt service goal is closely aligned with those recommended by the Finance Agency and reflects the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during the first quarter of 2011.

The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds during part of the recent financial crisis and therefore incresed its issuance of short-term discount notes as an alternative source of funding. The Bank’s funding costs and ability to issue longer-term and structured debt generally have returned to pre-2008 levels, but continue to reflect some market volatility. As discussed above under “Financial Condition – Consolidated Obligations,” on April 20, 2011, S&P affirmed the AAA rating on the debt issues of the FHLBank System but revised its outlook from stable to negative. Similarly, S&P revised its outlook from stable to negative for 10 of the 12 FHLBanks, including the Bank, whose issuer credit ratings are currently constrained by long-term sovereign rating of the U.S. Further changes to the U.S. sovereign rating could result in disruptions in the capital markets which may impact the Bank’s access to the capital markets and/or increase the Bank’s cost of funds.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Additionally, the FHLBank Act authorizes the Secretary of the U.S. Department of the Treasury (Treasury), at his or her discretion, to purchase COs up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. If the statutory limit on the total amount of U.S. debt is reached and the U. S. Congress does not increase the debt limit, Treasury may be unable to exercise this FHLBank Act authority to purchase COs, which could have a negative impact on the Bank’s liquidity and financial condition.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at March 31, 2011 and December 31, 2010. As of March 31, 2011, the FHLBanks had $766.0 billion in aggregate par value of COs issued and outstanding,

$109.5 billion of which was attributable to the Bank. No FHLBank ever has defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of March 31, 2011, the Bank had outstanding standby letters of credit of $20.5 billion with original terms of less than nine months to 20 years, with the longest final expiration in 2030. As of December 31, 2010, the Bank had outstanding standby letters of credit of $22.3 billion with original terms of less than two months to 20 years, with the longest final expiration in 2030. This decrease was due primarily to the issuance of a single short-term standby letter of credit prior to December 31, 2010 that expired in accordance with its terms prior to March 31, 2011. Notwithstanding this quarter over quarter decrease, the Bank expects its overall standby letter of credit activity to remain stable for the near future. The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals or for open-ended terms with annual renewals (commonly known as evergreen letters of credit) based on the creditworthiness of the member applicant.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2011. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of March 31, 2011, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank continues to change rapidly as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted July 2010.

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

Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Further discussion of these new requirements for derivative transactions is contained in the Bank’s Form 10-K.

The Commodity Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the clearing member. Such commingling could put the Bank’s collateral at risk in the event of a default by another customer of the Bank’s clearing member. To the extent that the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

The CFTC and the SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will be regulated as “swaps.” However, it is still unknown at this time the extent to which certain of the Bank’s advances products will be treated as “swaps.”

Federal Deposit Insurance Corporation (FDIC) Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. Among other things, the rule redefines the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLBank advances are now included in our members’ assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution’s domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact demand for advances.

Joint Regulatory Actions

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with “covered persons” that encourage inappropriate risks by the covered financial institution (a) through the payment of excessive compensation or (b) that could lead to material financial loss to the covered financial institution.

The Finance Agency proposes to include the FHLBanks and the Office of Finance as covered financial institutions subject to the rule. Specifically for the FHLBanks and the Office of Finance, “covered persons” would mean the president, the chief financial officer and the three other most highly compensated officers (collectively, “executive officers”), any employee, director, or principal shareholder of the FHLBanks or Office of Finance, and any other officer as identified by the Director. The FHLBanks and the Office of Finance would be subject to a mandatory 50 percent deferral of incentive-based compensation over a minimum period of three years for executive officers and board oversight of incentive-based compensation for certain employees identified as having the ability to expose the FHLBank or Office of Finance to possible substantial losses.

The proposed rule establishes three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls and strong governance. Covered financial institutions would be required to maintain policies and procedures for incentive-based compensation that incorporate these risk management principles and submit annual reports to their respective financial regulator that describes the structure of the covered financial institution’s incentive-based compensation arrangements for covered persons.

Comments on the proposed rule are due on May 31, 2011.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On March 31, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement.

Comments on this proposed rule are due on June 10, 2011.

Risk Management

The Bank’s lending, investment, and funding activities and the use of derivative hedge instruments expose the Bank to a number of risks, including any one or more of the following:

•	market risk, which is the risk that the market value, or estimated fair value, of the Bank’s portfolio will decline as a result of changes in interest rates;

•	liquidity risk, which is the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and associates in a timely and cost-efficient manner;

•	credit risk, which is the risk that the market value of an obligation will decline as a result of deterioration in creditworthiness, or that the amount will not be realized;

•

operational risk, which is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events, as well as reputation and legal risks associated with business practices or market conduct that the Bank may undertake; and

•	business risk, which is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short term and long term.

Discussion of the Bank’s management of its credit risk and market risk is provided below. Further discussion of these risks, as well as the Bank’s management of its liquidity, operational, and business risks, is contained in the Bank’s Form 10-K.

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

	As of March 31, 2011		As of December 31, 2010
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	557	$72,025	569	$79,170
10	155	4,579	157	4,815

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of March 31, 2011, 11 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2011	$77,715	$184,801	67.10	10.09	22.81
As of December 31, 2010	85,051	188,212	67.43	10.19	22.38

As of February 1, 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Beginning December 1, 2010, LCVs for home equity loans and lines of credit pledged as collateral are similarly based on market values. Market values, and thus LCVs change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank. In 2011, the Bank expects to expand this market-based valuation methodology to multifamily and commercial real estate collateral.

The following table provides information on FDIC-insured institutions that were placed into receivership during the periods indicated.

	Three Months Ended March 31,
	2011	2010
FHLBank Atlanta members	10	13
Non-FHLBank Atlanta members	16	28

Total FDIC-insured	26	41

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2011 and December 31, 2010.

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

Finance Agency regulations prohibit the Bank from investing in any of the following securities:

•

instruments such as common stock that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income people or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•

non-investment grade debt instruments, other than certain investments targeted to low-income people or communities and instruments that were downgraded to below an investment grade rating after purchase by the Bank;

•

whole mortgages or other whole loans, other than (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies having at least the second highest credit rating from a NRSRO; (4)

MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the FHLBank Act; and

•	non-U.S. dollar denominated securities.

In addition, Finance Agency regulations prohibit the Bank from taking a position in any commodity or foreign currency, other than participating in consolidated obligations denominated in a foreign currency or linked to equity or commodity prices. Further, the Finance Agency prohibits the Bank from purchasing any of the following:

•	interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), collateralized debt obligations (CDOs), and real estate mortgage investment conduits (REMICs);

•	residual-interest or interest-accrual classes of CMOs and REMICs; and

•

fixed-rate or variable-rate MBS, CMOs, and REMICs that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points.

Consistent with its practice with respect to members, the Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a monthly basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $17.4 billion as of December 31, 2010 to $17.8 billion as of March 31, 2011. There were five such counterparties that represented 53.3 percent, and two such counterparties that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit exposure is comprised primarily of federal funds sold.

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of March 31, 2011, the Bank’s long-term investment portfolio included $8.3 billion of private-label MBS, which represented 36.8 percent of the carrying value of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s investments held at March 31, 2011 and December 31, 2010, based on their credit ratings as of March 31, 2011 and December 31, 2010 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

As of March 31, 2011

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBank	$—	$2	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	695	—	—	—	—	—	—
Federal funds sold	—	6,555	10,108	—	—	—	—	—	—

Total short-term investments	—	6,557	10,803	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	123	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	4,073	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	10,030	—	—	—	—	—	—	—	—
Private label	1,975	458	938	539	634	1,281	1,676	585	204

Total mortgage-backed securities	12,005	458	938	539	634	1,281	1,676	585	204

Total long-term investments	16,201	458	938	539	634	1,281	1,676	585	204

Total investments	$16,201	$7,015	$11,741	$539	$634	$1,281	$1,676	$585	$204

(1)    Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $94 million at March 31, 2011.

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

Subsequent to March 31, 2011, $1.1 billion, or 2.85 percent, of the Bank’s investments have been downgraded as of April 30, 2011 as outlined in the below table (in millions):

		Downgrades - Balances Based on Values at March 31, 2011
Investment Ratings
At March 31, 2011	At April 30, 2011	Private-label MBS
From	To	Carrying Value	Fair Value
AAA	AA	$50	$51
	A	383	381
	BBB	82	83
	BB	43	44
AA	A	63	61
	BB	114	110
A	BBB	86	81
	BB	103	98
	B	211	209

Total		$1,135	$1,118

The following table presents all investments held on March 31, 2011 and on negative watch at April 30, 2011 (in millions):

	On Negative Watch - Balances Based on Values at March 31, 2011
	Private-label MBS
	Carrying Value	Fair Value
Investment Ratings:
AAA	$207	$207
A	115	109
B	146	146

Total	$468	$462

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At March 31, 2011, based on the classification by the originator at the time of origination, approximately 87.9 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization at March 31, 2011 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$33	$1,832	$1,865
AA	—	36	—	113	270	419
A	—	—	—	278	532	810
BBB	—	—	—	93	193	286
BB	—	168	133	328	18	647
B	160	138	73	644	221	1,236
CCC	63	726	486	522	39	1,836
CC	—	408	273	78	—	759
C	—	76	108	16	—	200

Total unpaid principal balance	$223	$1,552	$1,073	$2,105	$3,105	$8,058

Amortized cost	$206	$1,335	$938	$1,991	$3,084	$7,554

Gross unrealized losses	$(3)	$(68)	$(56)	$(135)	$(100)	$(362)

Fair value	$203	$1,274	$885	$1,855	$3,019	$7,236

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(9)	$(9)	$(22)	$(4)	$(44)
Non-credit-related losses	—	(9)	(9)	(20)	19	(19)

Total other-than-temporary impairment	$—	$—	$—	$(2)	$(23)	$(25)

Weighted average percentage of fair value to unpaid principal balance	90.98%	82.07%	82.51%	88.12%	97.22%	89.79%
Original weighted average credit support	15.72%	12.96%	9.68%	6.59%	3.10%	7.13%
Weighted average credit support	14.30%	8.95%	5.90%	8.15%	7.57%	7.95%
Weighted average collateral delinquency	15.89%	22.49%	18.95%	12.96%	6.30%	13.11%

	Year of Securitization - Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$124	$124
AA	—	—	—	—	42	42
A	—	—	—	—	161	161
BBB	—	—	—	—	253	253
B	—	—	—	—	93	93
CCC	—	—	—	370	—	370
C	—	66	—	—	—	66

Total unpaid principal balance	$—	$66	$—	$370	$673	$1,109

Amortized cost	$—	$52	$—	$324	$673	$1,049

Gross unrealized losses	$—	$(3)	$—	$(100)	$(7)	$(110)

Fair value	$—	$49	$—	$224	$669	$942

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(1)	$—	$(7)	$—	$(8)
Non-credit-related losses	—	(1)	—	(7)	—	(8)

Total other-than-temporary impairment	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	0.00%	74.04%	0.00%	60.56%	99.55%	85.00%
Original weighted average credit support	0.00%	12.29%	0.00%	26.74%	6.90%	13.85%
Weighted average credit support	0.00%	5.72%	0.00%	24.35%	11.23%	15.28%
Weighted average collateral delinquency	0.00%	34.09%	0.00%	39.76%	6.62%	19.33%

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of March 31, 2011			As of December 31, 2010
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$1,424	$6,634	$8,058	$1,649	$7,041	$8,690
Alt-A	540	569	1,109	574	587	1,161

Total unpaid principal balance	$1,964	$7,203	$9,167	$2,223	$7,628	$9,851

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

Each quarter, the Bank updates the input assumptions for the first model to reflect the most current actual loan performance information and the most current housing market assumptions. During the first quarter of 2011, the current and forecasted economic trends included continued high unemployment, ongoing pressure on housing prices, limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages, a slower-than-expected recovery, and an uncertain outlook.

As discussed above, a significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to 10.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the next three to nine months beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of zero percent to 2.80 percent in the first year, zero percent to 3.00 percent in the second year, 1.50 percent to 4.00 percent in the third year, 2.00 percent to 5.00 percent in the fourth year, 2.00 percent to 6.00 percent in each of the fifth and sixth years, and 2.30 percent to 5.60 percent in each subsequent year.

The following table represents a summary of the significant inputs used for all of the Bank’s non-agency private-label MBS:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)

Year of Securitization
Prime:
2008	8.01	8.01 to 8.01	43.65	43.65 to 43.65	43.26	43.26 to 43.26	14.30	14.19 to 14.55
2007	8.53	5.36 to 16.29	14.65	0.78 to 22.26	34.03	27.04 to 39.34	5.64	2.82 to 9.15
2006	8.38	6.29 to 9.65	22.34	14.63 to 38.28	42.19	29.12 to 47.41	5.71	2.74 to 8.45
2005	11.24	5.52 to 15.03	14.03	0.88 to 42.41	30.48	19.31 to 41.52	7.63	4.82 to 14.98
2004	18.06	5.09 to 59.58	7.70	0.00 to 40.68	22.17	0.00 to 58.13	7.26	2.17 to 69.57
Total Prime	13.95	5.09 to 59.58	12.89	0.00 to 43.65	28.35	0.00 to 58.13	7.31	2.17 to 69.57
Alt-A:
2007	10.10	7.59 to 13.25	57.80	50.19 to 65.36	51.82	48.83 to 53.94	10.57	2.04 to 16.38
2006	10.14	9.29 to 11.44	54.71	49.87 to 59.49	51.87	46.18 to 57.44	6.13	2.67 to 8.27
2005	9.07	6.54 to 12.01	54.19	26.23 to 80.14	50.09	43.29 to 55.81	15.97	3.45 to 43.06
2004	12.55	9.88 to 18.17	9.43	0.95 to 40.06	29.84	17.75 to 54.18	11.63	3.34 to 39.54
Total Alt-A	10.46	6.54 to 18.17	43.87	0.95 to 80.14	45.68	17.75 to 57.44	11.64	2.04 to 43.06
Total	12.72	5.09 to 59.58	23.85	0.00 to 80.14	34.48	0.00 to 58.13	8.84	2.04 to 69.57

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination. For these securities for which an other-than-temporary impairment was determined to have occurred during the first quarter of 2011 (that is, a determination was made that the entire amortized cost bases will likely not be recovered), a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 to the Bank’s interim financial statements.

The table below summarizes the total other-than-temporary impairment by newly impaired and previously impaired securities (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(6)	$19	$(25)	$(3)	$58	$(61)
Securities previously impaired prior to current period*	(46)	(46)	—	(43)	(40)	(3)

Total	$(52)	$(27)	$(25)	$(46)	$18	$(64)

*	For the three months ended March 31, 2011 and 2010, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2011 and 2010, respectively.

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

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.00 percent to 15.0 percent over the next three to nine months beginning January 1, 2011. Thereafter, home prices were projected to increase within a range of zero percent to 1.90 percent in the first year, zero percent to 2.00 percent in the second year, 1.00 percent to 2.70 percent in the third year, 1.30 percent to 3.40 percent in the fourth year, 1.30 percent to 4.00 percent in each of the fifth and sixth years, and 1.50 percent to 3.80 percent in each subsequent year. The adverse case housing price scenario and associated results do not represent the Bank’s current expectations, and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical adverse case housing price scenario provide a measure of the credit losses the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in the Bank’s base case assessment.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful adverse case housing price scenario (dollars in millions):

	Three Months Ended March 31, 2011
	Housing Price Scenario
	Base Case **			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss
Private-label MBS
Prime*	33	$2,539	$(44)	46	$3,214	$(122)
Alt-A*	3	437	(8)	3	437	(26)

Total	36	$2,976	$(52)	49	$3,651	$(148)

*	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

**	Represents securities and related other-than-temporary impairment credit losses for the three months ended March 31, 2011.

The Bank continues to actively monitor the credit quality of its private-label MBS investments. It is not possible to predict the magnitude of additional other-than temporary impairment losses in future periods because that prediction depends on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Many factors could influence the Bank’s future modeling assumptions, including economic, financial market and housing market conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on its investment portfolio.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2011 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of March 31, 2011, the Bank had $142.8 billion in total notional amount of derivatives outstanding compared to $142.2 billion at December 31, 2010. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of March 31, 2011, 99.2 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were two, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were no counterparties that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2010, 99.2 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were no counterparties that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	As of March 31, 2011
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
Credit Rating:
AA	$40,479	$—	$—	$—
A	101,210	46	46	—
BBB	106	—	—	—
Member institutions*	1,045	4	4	—

Total derivatives	$142,840	$50	$50	$—

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2010
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
Credit Rating:
AA	$42,689	$—	$—	$—
A	98,353	66	66	—
BBB	121	—	—	—
Member institutions*	1,046	5	5	—

Total derivatives	$142,209	$71	$71	$—

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank.

Any net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and the Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

In 2008, the Bank ceased purchasing assets under the Mortgage Partnership Finance ® Program (MPF ® Program or MPF) and the Mortgage Purchase Program (MPP), and in 2006 the Bank ceased purchasing assets under the Affordable Multifamily Participation Program. The Bank maintains its existing portfolio of mortgage loans, which eventually will be reduced to zero in the ordinary course of the maturities of the assets.

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers, consisting of borrower equity, primary and/or supplemental mortgage insurance, loss accounts funded by the PFI, and other forms of credit enhancement provided by the PFI. These loss layers are discussed in further detail in the Bank’s Form 10-K. Given the amount of loans, the aggregate credit enhancement available, and the historical performance of the MPF and MPP loans, the Bank believes its credit exposure under MPF and MPP was not significant as of March 31, 2011.

Critical Accounting Policies and Estimates

A description of the Bank’s critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Issued and Adopted Accounting Guidance

See Note 2 to the Bank’s interim financial statements for a discussion of recently issued and adopted accounting guidance.

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

			As of March 31, 2011	As of December 31, 2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges Non-qualifying hedges	$13,437	$13,632
			100	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges Non-qualifying hedges	46,470	50,519
			1,241	1,241
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	313	413
Pay variable with embedded features, receive variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	323
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	357	216

		Total	61,918	66,444

Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	2,900	2,950
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50

		Total	2,950	3,000

Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges Non-qualifying hedges	42,070	38,310
			1,800	2,850
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	21,912	21,962
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	30	30
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	100	—

		Total	65,912	63,152

			As of March 31, 2011	As of December 31, 2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	1,295	1,295

		Total	1,295	1,295

Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	175	225
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	8,500	6,000

		Total	8,675	6,225

Intermediary Positions and Other
Pay fixed, receive fixed interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	—	1
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	90	92
Interest rate cap or floor	To offset interest rate caps or floors executed with members by executing interest rate caps or floors with derivatives counterparties.	Non-qualifying hedges	2,000	2,000

		Total	2,090	2,093

Total notional amount			$142,840	$142,209

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

Effective Duration Exposure

(In years)

	As of March 31, 2011			As of December 31, 2010
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.69	0.47	(0.07)	0.67	0.46	0.01
Liabilities	0.50	0.57	0.23	0.50	0.57	0.23
Equity	3.01	(0.75)	(3.84)	2.95	(0.97)	(2.89)
Effective duration gap	0.19	(0.10)	(0.30)	0.17	(0.11)	(0.22)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 12 to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. Although the Bank’s total capital increased by $154 million from December 31, 2010 to March 31, 2011, the market value of equity increased by $270 million during this same period due primarily to an increase in MBS prices.

Market Value of Equity

(In millions)

	As of March 31, 2011			As of December 31, 2010
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$118,655	$120,141	$120,870	$125,891	$127,451	$128,219
Liabilities	110,577	111,758	112,527	118,095	119,338	120,156
Equity	8,078	8,383	8,343	7,796	8,113	8,063

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

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

As of March 31, 2011, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2011, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 18, 2011, the Bank filed a complaint in the State Court of Fulton County, Georgia relating to material misrepresentations in the offering documents of thirty private-label MBS sold to the Bank. The Bank’s complaint is an action for monetary damages and other relief and alleges violations of the Georgia RICO (Racketeer Influenced and Corrupt Organizations) Act, fraud and negligent misrepresentation in violation of Georgia law. On February 17, 2011, certain of the defendants filed a Notice of Removal to remove the case from the State Court of Fulton County, Georgia to the United States District Court for the Northern District of Georgia, Atlanta Division (Case No. 1:11-cv-00489). On March 11, 2011, the Bank filed a motion to remand the case to the State Court of Fulton County, and on April 22, 2011, the United States District Court for the Northern District of Georgia, Atlanta Division granted the Bank’s motion to remand the case to state court. For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Form 10-K.

The Bank may be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

10.1	General and ADEA Release, effective as of April 1, 2011, between the Federal Home Loan Bank of Atlanta and Jill Spencer +

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on March 25, 2010 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(3)	Filed on March 30, 2009 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(+)	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: May 12, 2011	By:	/s/ W. Wesley McMullan
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

	By:	/s/ Kirk R. Malmberg
	Name:	Kirk R. Malmberg
	Title:	Executive Vice President and Chief Financial Officer