Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Atlanta
filed 2011-08-10
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2011, was 67,644,008.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	00000000000000000	00000000000000000
	As of

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$25	$5
Deposits with other FHLBank	2	2
Federal funds sold	14,110	15,701
Trading securities (includes $0 and $37 pledged as collateral as of June 30, 2011 and December 31, 2010, respectively, that may be repledged and includes other FHLBank’s bond of $74 as of June 30, 2011 and December 31, 2010)	3,100	3,383
Available-for-sale securities	3,308	3,319
Held-to-maturity securities, net (fair value of $16,547 and $17,511 as of June 30, 2011 and December 31, 2010, respectively)	16,459	17,474
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1 as of June 30, 2011 and December 31, 2010	1,827	2,039
Advances, net	77,427	89,258
Accrued interest receivable	338	388
Premises and equipment, net	33	35
Derivative assets	17	5
Other assets	171	189

TOTAL ASSETS	$116,817	$131,798

LIABILITIES
Interest-bearing deposits	$3,008	$3,093
Consolidated obligations, net:
Discount notes	20,573	23,915
Bonds	84,640	95,198

Total consolidated obligations, net	105,213	119,113

Mandatorily redeemable capital stock	385	529
Accrued interest payable	337	357
Affordable Housing Program payable	121	126
Payable to REFCORP	10	20
Derivative liabilities	240	455
Other liabilities	282	159

Total liabilities	109,596	123,852

Commitments and contingencies (Note 13)

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 14 and 15 as of June 30, 2011 and December 31, 2010, respectively	1,379	1,466
Subclass B2 issued and outstanding shares: 49 and 57 as of June 30, 2011 and December 31, 2010, respectively	4,954	5,758

Total capital stock Class B putable	6,333	7,224
Retained earnings	1,184	1,124
Accumulated other comprehensive loss	(296)	(402)

Total capital	7,221	7,946

TOTAL LIABILITIES AND CAPITAL	$116,817	$131,798

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010
INTEREST INCOME
Advances	$65	$79	$138	$148
Prepayment fees on advances, net	3	2	5	5
Interest-bearing deposits	1	2	2	3
Federal funds sold	4	8	12	13
Trading securities	40	41	81	83
Available-for-sale securities	44	45	89	84
Held-to-maturity securities	101	148	214	320
Mortgage loans held for portfolio	25	31	51	63

Total interest income	283	356	592	719

INTEREST EXPENSE
Consolidated obligations:
Discount notes	4	6	11	9
Bonds	159	213	328	420
Deposits	—	1	1	1
Mandatorily redeemable capital stock	1	—	2	—

Total interest expense	164	220	342	430

NET INTEREST INCOME	119	136	250	289

OTHER INCOME (LOSS)
Total other-than-temporary impairment losses	(12)	(131)	(37)	(195)
Portion of impairment losses recognized in other comprehensive loss	(25)	59	(52)	77

Net impairment losses recognized in earnings	(37)	(72)	(89)	(118)

Net gains (losses) on trading securities	20	76	(14)	80
Net (losses) gains on derivatives and hedging activities	(20)	(58)	26	(75)
Other	1	1	2	1

Total other loss	(36)	(53)	(75)	(112)

OTHER EXPENSE
Compensation and benefits	18	15	35	29
Other operating expenses	10	12	19	23
Finance Agency	3	2	6	4
Office of Finance	1	1	3	3
Reversal of provision for credit losses on receivable	—	(49)	—	(49)
Other	—	—	(9)	—

Total other expense	32	(19)	54	10

INCOME BEFORE ASSESSMENTS	51	102	121	167

Affordable Housing Program	4	8	10	13
REFCORP	9	19	22	31

Total assessments	13	27	32	44

NET INCOME	$38	$75	$89	$123

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value
BALANCE, DECEMBER 31, 2009	81	$8,124	$873	$(744)	$8,253
Issuance of capital stock	1	56	—	—	56
Repurchase/redemption of capital stock	—	(4)	—	—	(4)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(320)	—	—	(320)
Comprehensive income:
Net income	—	—	123	—	123
Other comprehensive income	—	—	—	132	132

Total comprehensive income	—	—	—	—	255

Cash dividends on capital stock	—	—	(11)	—	(11)

BALANCE, JUNE 30, 2010	79	$7,856	$985	$(612)	$8,229

BALANCE, DECEMBER 31, 2010	72	$7,224	$1,124	$(402)	$7,946
Issuance of capital stock	1	64	—	—	64
Repurchase/redemption of capital stock	(10)	(927)	—	—	(927)
Net shares reclassified to mandatorily redeemable capital stock	—	(28)	—	—	(28)
Comprehensive income:
Net income	—	—	89	—	89
Other comprehensive income	—	—	—	106	106

Total comprehensive income	—	—	—	—	195

Cash dividends on capital stock	—	—	(29)	—	(29)

BALANCE, JUNE 30, 2011	63	$6,333	$1,184	$(296)	$7,221

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,

	2011	2010
OPERATING ACTIVITIES
Net income	$89	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(9)	(46)
Loss due to change in net fair value adjustment on derivative and hedging activities	199	584
Net change in fair value adjustment on trading securities	14	(80)
Net impairment losses recognized in earnings	89	118
Reversal of provision for credit losses on receivable	—	(49)
Net change in:
Accrued interest receivable	50	80
Other assets	21	(6)
Affordable Housing Program payable	(6)	1
Accrued interest payable	(20)	(147)
Payable to REFCORP	(11)	(2)
Other liabilities	(22)	4

Total adjustments	305	457

Net cash provided by operating activities	394	580

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	231	(369)
Federal funds sold	1,591	(4,797)
Trading securities:
Proceeds from maturities	272	200
Available-for-sale securities:
Proceeds from maturities	404	214
Held-to-maturity securities:
Net change in short-term	155	(1,150)
Proceeds from maturities of long-term	2,555	2,700
Purchases of long-term	(1,929)	(1,530)
Advances:
Proceeds from principal collected	34,047	35,436
Made	(22,598)	(20,418)
Mortgage loans held for portfolio:
Proceeds from principal collected	204	210
Proceeds from sale of foreclosed assets	6	—
Purchase of premise, equipment and software	(2)	(6)

Net cash provided by investing activities	14,936	10,490

The accompanying notes are an integral part of these financial statements.

	Six Months Ended June 30,

	2011	2010
FINANCING ACTIVITIES
Net change in:
Deposits	(102)	162
Borrowings from other FHLBanks	—	15
Net payments on derivatives containing a financing element	(268)	(400)
Proceeds from issuance of consolidated obligations:
Discount notes	533,302	500,664
Bonds	27,852	49,917
Payments for debt issuance costs	(9)	(10)
Payments for maturing and retiring consolidated obligations:
Discount notes	(536,641)	(501,221)
Bonds	(38,380)	(60,662)
Proceeds from issuance of capital stock	64	56
Payments for repurchase/redemption of capital stock	(927)	(4)
Payment for repurchase/redemption of mandatorily redeemable capital stock	(172)	—
Cash dividends paid	(29)	(11)

Net cash used in financing activities	(15,310)	(11,494)

Net increase (decrease) in cash and cash equivalents	20	(424)

Cash and cash equivalents at beginning of the period	5	465

Cash and cash equivalents at end of the period	$25	$41

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$379	$589

AHP assessments, net	$15	$11

REFCORP assessments	$33	$33

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$28	$320

Held-to-maturity securities acquired with accrued liabilities	$146	$—

Transfer of held-to-maturity securities to available-for-sale securities	$348	$1,220

Transfers of mortgage loans to real estate owned	$9	$12

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

A description of the Bank’s significant accounting policies is included in Note 1 to the 2010 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of June 30, 2011.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Presentation of Comprehensive Income. In June 2011, the Financial Accounting Standards Board (FASB) issued amended guidance that eliminates the current option to report other comprehensive income and its components in the statement of change in equity. The main provisions of this amended guidance provide that an entity that reports items of other comprehensive income present comprehensive income in either: (1) a single financial statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and total comprehensive income; or (2) a two-statement approach, where the components of net income and total net income are presented in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and total comprehensive income. For public entities, this amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Bank). Early adoption is permitted. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued amended guidance to converge fair value measurement and disclosure guidance in GAAP with the fair value measurement guidance concurrently issued by the International Accounting Standards Board for International Financial Reporting Standards (IFRS). The amended guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. While many of the changes are clarifications of existing guidance or wording changes to align with IFRS, the amended guidance changes some fair value measurement principles and disclosure requirements. For public entities, this guidance is effective prospectively for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the Bank). Early adoption is not permitted. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes certain criteria from the assessment of effective control. This guidance is effective for the Bank for interim and annual periods beginning on January 1, 2012. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. Bank management does not believe that the adoption of this guidance will have a material effect on the Bank’s financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of June 30, 2011	As of December 31, 2010
Government-sponsored enterprises debt obligations	$3,023	$3,306
Other FHLBank’s bond*	74	74
State or local housing agency debt obligations	3	3

Total	$3,100	$3,383

*	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

Net unrealized and realized gains (losses) on trading securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized gains (losses) on trading securities held at period end	$22	$76	$(8)	$81
Net unrealized/realized losses on trading securities sold/matured during the period	(2)	—	(6)	(1)

Net gains (losses) on trading securities	$20	$76	$(14)	$80

At June 30, 2011 and December 31, 2010, 99.9 percent of the Bank’s fixed-rate trading securities were swapped and all of the Bank’s variable-rate trading securities were swapped.

Note 4—Available-for-sale Securities

During the six-month periods ended June 30, 2011 and 2010, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment losses constitute evidence of a significant deterioration in the issuers’ creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer dates.

	2011			2010

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$321	$19	$302	$467	$58	$409
Transferred at June 30,	53	7	46	908	97	811

Total	$374	$26	$348	$1,375	$155	$1,220

Major Security Types. Available-for-sale securities were as follows:

	As of June 30, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,594	$298	$12	$—	$3,308

Total	$3,594	$298	$12	$—	$3,308

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
Private label	$3,711	$396	$5	$1	$3,319

Total	$3,711	$396	$5	$1	$3,319

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	As of June 30, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	2	$63	$—	40	$2,286	$298	42	$2,349	$298

Total	2	$63	$—	40	$2,286	$298	42	$2,349	$298

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Private label	1	$17	$1	43	$2,976	$396	44	$2,993	$397

Total	1	$17	$1	43	$2,976	$396	44	$2,993	$397

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $13 and $11 as of June 30, 2011 and December 31, 2010, respectively.

The Bank did not swap any of its available-for-sale securities as of June 30, 2011 and December 31, 2010.

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of June 30, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,167	$223	$5	$—	$1,949

Total	$2,167	$223	$5	$—	$1,949

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,128	$294	$1	$1	$1,834

Total	$2,128	$294	$1	$1	$1,834

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of June 30, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,135	$—	$—	$1,135	$1,190	$—	$—	$1,190
State or local housing agency debt obligations	113	2	—	115	108	3	—	111
Government-sponsored enterprises debt obligations	500	1	—	501	873	—	3	870
Mortgage-backed securities:
U.S. agency obligations-guaranteed	879	8	—	887	960	9	—	969
Government-sponsored enterprises	9,393	206	9	9,590	8,716	210	14	8,912
Private label	4,439	43	163	4,319	5,627	49	217	5,459

Total	$16,459	$260	$172	$16,547	$17,474	$271	$234	$17,511

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	2	$500	$—	—	$—	$—	2	$500	$—
Mortgage-backed securities:
Government-sponsored enterprises	22	2,383	9	—	—	—	22	2,383	9
Private label	12	256	2	65	2,068	161	77	2,324	163

Total	36	$3,139	$11	65	$2,068	$161	101	$5,207	$172

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$125	$—	—	$—	$—	1	$125	$—
State or local housing agency debt obligations	1	7	—	—	—	—	1	7	—
Government-sponsored enterprises debt obligations	6	870	3	—	—	—	6	870	3
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	173	—	—	—	—	1	173	—
Government-sponsored enterprises	25	2,833	14	—	—	—	25	2,833	14
Private label	16	475	4	80	2,883	213	96	3,358	217

Total	50	$4,483	$21	80	$2,883	$213	130	$7,366	$234

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

	As of June 30, 2011		As of December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Year of maturity:
Non-mortgage-backed securities:
Due in one year or less	$1,189	$1,190	$1,191	$1,191
Due after one year through five years	558	560	978	978
Due after 10 years	1	1	2	2

Total non-mortgage-backed securities	1,748	1,751	2,171	2,171
Mortgage-backed securities	14,711	14,796	15,303	15,340

Total	$16,459	$16,547	$17,474	$17,511

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $18 and $24 as of June 30, 2011 and December 31, 2010, respectively.

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of June 30, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,472	$14	$41	$1,445	$2,035	$17	$75	$1,977

Total	$1,472	$14	$41	$1,445	$2,035	$17	$75	$1,977

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

The Bank’s investments in private-label MBS were rated triple-A (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at purchase date. The triple-A-rated securities achieved their ratings through credit enhancement, over-collateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase date.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to 8.00 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the next three to nine months beginning April 1, 2011 followed in each case by a three-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of zero percent to 2.80 percent in the first year, zero percent to 3.00 percent in the second year, 1.50 percent to 4.00 percent in the third year, 2.00 percent to 5.00 percent in the fourth year, 2.00 percent to 6.00 percent in each of the fifth and sixth years, and 2.30 percent to 5.60 percent in each subsequent year.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2011:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2007	8.83	8.83 to 8.83	22.14	22.14 to 22.14	46.35	46.35 to 46.35	8.91	8.91 to 8.91
2006	9.06	7.88 to 9.72	31.78	19.88 to 38.45	47.48	44.37 to 49.22	5.03	4.45 to 6.06
2005	7.73	6.94 to 8.97	19.60	15.45 to 25.54	39.42	33.80 to 45.11	6.48	4.59 to 8.71
2004	10.32	10.32 to 10.32	27.40	27.40 to 27.40	33.42	33.42 to 33.42	8.85	8.85 to 8.85
Total Prime	8.97	6.94 to 10.32	25.16	15.45 to 38.45	41.71	33.42 to 49.22	7.33	4.45 to 8.91
Alt-A:
2007	9.92	5.90 to 12.69	60.81	52.00 to 68.70	53.25	51.72 to 53.79	10.18	4.19 to 15.20
2006	10.24	9.05 to 12.52	59.48	51.29 to 62.85	53.25	50.55 to 58.01	6.46	4.50 to 7.42
2005	9.01	6.17 to 11.49	55.07	26.44 to 81.15	53.87	48.46 to 59.20	15.72	2.76 to 42.03
2004	13.48	12.37 to 16.09	36.50	26.81 to 40.60	43.16	34.34 to 46.89	15.18	14.04 to 15.66
Total Alt-A	9.69	5.90 to 16.09	57.29	26.44 to 81.15	53.19	34.34 to 59.20	12.20	2.76 to 42.03
Total	9.53	5.90 to 16.09	50.14	15.45 to 81.15	50.63	33.42 to 59.20	11.12	2.76 to 42.03

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance of credit losses previously recognized in earnings, beginning of period	$516	$367	$464	$321
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	1	21	7	38
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	36	51	82	80

Balance of cumulative credit losses recognized in earnings, end of period	$553	$439	$553	$439

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of June 30, 2011	As of December 31, 2010
Year of contractual maturity:
Overdrawn demand deposit accounts	$1	$1
Due in one year or less	21,841	26,628
Due after one year through two years	12,987	16,186
Due after two years through three years	9,648	10,938
Due after three years through four years	6,154	6,369
Due after four years through five years	4,105	3,678
Due after five years	18,868	21,251

Total par value	73,604	85,051
Discount on AHP* advances	(13)	(13)
Discount on EDGE** advances	(10)	(11)
Hedging adjustments	3,852	4,238
Deferred commitment fees	(6)	(7)

Total	$77,427	$89,258

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of June 30, 2011	As of December 31, 2010
Year of contractual maturity or next conversion date:
Overdrawn demand deposit accounts	$1	$1
Due or convertible in one year or less	29,168	36,487
Due or convertible after one year through two years	12,835	14,302
Due or convertible after two years through three years	9,851	11,374
Due or convertible after three years through four years	5,826	6,065
Due or convertible after four years through five years	3,386	3,023
Due or convertible after five years	12,537	13,799

Total par value	$73,604	$85,051

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of June 30, 2011	As of December 31, 2010
Fixed-rate:
Due in one year or less	$18,547	$24,033
Due after one year	45,213	50,907

Total fixed-rate	63,760	74,940

Variable-rate:
Due in one year or less	3,295	2,596
Due after one year	6,549	7,515

Total variable-rate	9,844	10,111

Total par value	$73,604	$85,051

At June 30, 2011 and December 31, 2010, 86.3 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 6.94 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped.

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of June 30, 2011 and December 31, 2010. No advance was past due as of June 30, 2011 and December 31, 2010.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of June 30, 2011 and December 31, 2010, the concentration of the Bank’s advances was $47,845 and $58,043, respectively, to 10 member institutions, and this represented 65.0 percent and 68.3 percent, respectively, of total advances outstanding.

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

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of June 30, 2011	As of December 31, 2010
Fixed-rate	$65,643	$73,779
Simple variable-rate	10,382	12,432
Step up/down	7,333	7,686
Variable-rate capped floater	30	30

Total par value	$83,388	$93,927

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

At June 30, 2011 and December 31, 2010, 77.6 percent and 77.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 1.25 percent and 0.24 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of June 30, 2011		As of December 31, 2010
		Weighted-		Weighted-
	Amount	average Interest Rate (%)	Amount	average Interest Rate (%)

Year of contractual maturity:
Due in one year or less	$38,060	0.66	$46,987	0.76
Due after one year through two years	14,915	1.91	13,751	1.50
Due after two years through three years	11,080	2.55	14,097	2.63
Due after three years through four years	4,577	3.29	4,378	3.70
Due after four years through five years	5,775	2.80	4,660	1.89
Due after five years	8,981	3.83	10,054	4.19

Total par value	83,388	1.76	93,927	1.70
Premiums	115		127
Discounts	(42)		(48)
Hedging adjustments	1,179		1,192

Total	$84,640		$95,198

The Bank’s consolidated obligation bonds outstanding by type:

	As of June 30, 2011	As of December 31, 2010
Noncallable	$64,045	$69,248
Callable	19,343	24,679

Total par value	$83,388	$93,927

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of June 30, 2011	As of December 31, 2010
Year of contractual maturity or next call date:
Due or callable in one year or less	$56,281	$61,505
Due or callable after one year through two years	11,186	11,329
Due or callable after two years through three years	6,073	10,477
Due or callable after three years through four years	2,250	2,685
Due or callable after four years through five years	2,387	1,062
Due or callable after five years	5,211	6,869

Total par value	$83,388	$93,927

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

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	0000000000000000000	0000000000000000000	0000000000000000000
	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2011	$20,573	$20,574	0.07

As of December 31, 2010	$23,915	$23,919	0.14

At June 30, 2011 and December 31, 2010, 5.34 percent and 5.41 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (Finance Agency) regulatory capital rules and requirements, as shown in the following table:

	00000000000000	00000000000000	00000000000000	00000000000000
	As of June 30, 2011		As of December 31, 2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$2,160	$7,902	$2,377	$8,877
Total capital-to-assets ratio	4.00%	6.76%	4.00%	6.74%
Total regulatory capital*	$4,673	$7,902	$5,272	$8,877
Leverage ratio	5.00%	10.15%	5.00%	10.10%
Leverage capital	$5,841	$11,853	$6,590	$13,316

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $385 and $529 in mandatorily redeemable capital stock at June 30, 2011 and December 31, 2010, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$531	$481	$529	$188
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	33	42	37	335
Withdrawal	1	—	1	—
Repurchase/redemption of mandatorily redeemable capital stock	(172)	—	(172)	—
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(8)	(15)	(10)	(15)

Balance, end of period	$385	$508	$385	$508

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table shows the amount of mandatorily redeemable capital stock by year of redemption:

	As of June 30, 2011	As of December 31, 2010
Contractual year of redemption:
Due in one year or less	$6	$—
Due after one year through two years	2	8
Due after two years through three years	41	12
Due after three years through four years	227	137
Due after four years through five years	105	366
Due after five years	4	6

Total	$385	$529

The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

Each FHLBank has been required to contribute 20 percent of its earnings toward payment of the interest on Resolution Funding Corporation (REFCORP) bonds until the REFCORP obligation has been satisfied. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Joint Capital Enhancement Agreement among the 12 FHLBanks, effective February 28, 2011 (as amended August 5, 2011, the Amended Joint Capital Agreement), starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income each quarter to a separate restricted retained earnings account. The Amended Joint Capital Agreement is intended to enhance the capital position of each FHLBank and to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to its restricted retained earnings.

Note 10—Accumulated Other Comprehensive Loss

Components comprising other comprehensive income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	$(3)	$116	$46	$209
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	31	39	78	79

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	28	155	124	288

Change in unrealized gains on available-for-sale securities	6	—	8	—
Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(7)	(98)	(26)	(156)

Other comprehensive income	$27	$57	$106	$132

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for- sale Securities Unrealized Gains	Available-for-sale Securities Noncredit Other- Than-Temporary- Impairment Losses	Held-to-maturity Securities Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance, December 31, 2010	$(10)	$4	$(396)	$—	$(402)
Other comprehensive income during the period	—	8	124	(26)	106
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	—	(26)	26	—

Balance, June 30, 2011	$(10)	$12	$(298)	$—	$(296)

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of June 30, 2011.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of June 30, 2011	As of December 31, 2010
Total net exposure at fair value *	$67	$71
Cash collateral held	50	66

Net positive exposure after cash collateral	17	5
Other collateral	4	5

Net exposure after collateral	$13	$—

*	Includes net accrued interest receivable of $22 as of June 30, 2011 and December 31, 2010.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2011 was $3,095 for which the Bank has posted collateral of $2,865 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $220 of collateral (at fair value) to its derivative counterparties at June 30, 2011. However, the Bank’s credit rating did not change during the six-month period ended June 30, 2011. On August 5, 2011, S&P lowered the long-term rating of the Bank from AAA to AA+ with a negative outlook and affirmed the Bank’s short-term A-1+ rating.

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

	As of June 30, 2011			As of December 31, 2010

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:

Interest rate swaps	$114,685	$1,379	$(3,957)	$126,484	$1,466	$(4,460)

Total derivatives in hedging relationships	114,685	1,379	(3,957)	126,484	1,466	(4,460)

Derivatives not designated as hedging instruments:
Interest rate swaps	5,103	19	(509)	7,725	26	(526)
Interest rate caps or floors	11,000	88	(58)	8,000	53	(38)

Total derivatives not designated as hedging instruments	16,103	107	(567)	15,725	79	(564)

Total derivatives before netting and collateral adjustments	$130,788	1,486	(4,524)	$142,209	1,545	(5,024)

Netting adjustments		(1,419)	1,419		(1,473)	1,473
Cash collateral and related accrued interest		(50)	2,865		(67)	3,096

Total collateral and netting adjustments *		(1,469)	4,284		(1,540)	4,569

Derivative assets and derivative liabilities		$17	$(240)		$5	$(455)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income:

	Three Months Ended June 30,
	2011	2010
	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$35	$48

Total net gain related to fair value hedge ineffectiveness	35	48

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	(17)	(57)
Interest rate caps or floors	(2)	(12)
Net interest settlements	(36)	(37)

Total net loss related to derivatives not designated as hedging instruments	(55)	(106)

Net losses on derivatives and hedging activities	$(20)	$(58)

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Six Months Ended June 30,
	2011	2010
	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net (Losses) Gains on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$73	$94

Total net gain related to fair value hedge ineffectiveness	73	94

Derivatives not designated as hedging instruments:
Non-qualifying hedges:
Interest rate swaps	25	(78)
Interest rate caps or floors	1	(14)
Net interest settlements	(73)	(77)

Total net loss related to derivatives not designated as hedging instruments	(47)	(169)

Net gains (losses) on derivatives and hedging activities	$26	$(75)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	Three Months Ended June 30, 2011

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$(271)	$311	$40	$(541)
Consolidated obligations:
Bonds	193	(198)	(5)	218
Discount notes	(1)	1	—	1

Total	$(79)	$114	$35	$(322)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Three Months Ended June 30, 2010

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$(538)	$581	$43	$(811)
Consolidated obligations:
Bonds	202	(197)	5	319
Discount notes	(1)	1	—	1

Total	$(337)	$385	$48	$(491)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Six Months Ended June 30, 2011

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$381	$(294)	$87	$(1,131)
Consolidated obligations:
Bonds	(7)	(7)	(14)	434
Discount notes	(2)	2	—	2

Total	$372	$(299)	$73	$(695)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Six Months Ended June 30, 2010

	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Hedged item type:
Advances	$(498)	$604	$106	$(1,702)
Consolidated obligations:
Bonds	284	(293)	(9)	695
Discount notes	(8)	5	(3)	8

Total	$(222)	$316	$94	$(999)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Note 12—Estimated Fair Values

The Bank records trading securities, available-for-sale securities and derivative assets and liabilities at fair value. A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Note 18 to the 2010 audited financial statements contained in the Bank’s Form 10-K. There have been no changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques or significant inputs during the six-month period ended June 30, 2011.

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of June 30, 2011
	Fair Value Measurements Using			Netting Adjustment*
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,023	$—	$—	$3,023
Other FHLBank’s bond	—	74	—	—	74
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,100	—	—	3,100

Available-for-sale securities:
Private-label MBS	—	—	3,308	—	3,308
Derivative assets:
Interest-rate related	—	1,486	—	(1,469)	17

Total assets at fair value	$—	$4,586	$3,308	$(1,469)	$6,425

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,524)	$—	$4,284	$(240)

Total liabilities at fair value	$—	$(4,524)	$—	$4,284	$(240)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative and also cash collateral held or placed with the same counterparties.

	As of December 31, 2010
	Fair Value Measurements Using			Netting Adjustment*
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,306	$—	$—	$3,306
Other FHLBank’s bond	—	74	—	—	74
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,383	—	—	3,383

Available-for-sale securities:
Private-label MBS	—	—	3,319	—	3,319
Derivative assets:
Interest-rate related	—	1,545	—	(1,540)	5

Total assets at fair value	$—	$4,928	$3,319	$(1,540)	$6,707

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,024)	$—	$4,569	$(455)

Total liabilities at fair value	$—	$(5,024)	$—	$4,569	$(455)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended June 30,
	2011	2010
Balance, beginning of period	$3,466	$2,660
Transfer of private-label MBS from held-to-maturity to available-for-sale	46	811
Total (losses) gains realized and unrealized:*
Included in net impairment losses recognized in earnings	(35)	(51)
Included in other comprehensive loss	31	151
Settlements	(200)	(119)

Balance, end of period	$3,308	$3,452

*	Related to available-for-sale securities held at period end.

	Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$3,319	$2,256
Transfer of private-label MBS from held-to-maturity to available-for-sale	348	1,220
Total (losses) gains realized and unrealized:*
Included in net impairment losses recognized in earnings	(82)	(94)
Included in other comprehensive loss	127	284
Settlements	(404)	(214)

Balance, end of period	$3,308	$3,452

*	Related to available-for-sale securities held at period end.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value table presented below does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of June 30, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Instruments
Assets:
Cash and due from banks	$25	$25	$5	$5
Deposits with other FHLBank	2	2	2	2
Federal funds sold	14,110	14,110	15,701	15,701
Trading securities	3,100	3,100	3,383	3,383
Available-for-sale securities	3,308	3,308	3,319	3,319
Held-to-maturity securities	16,459	16,547	17,474	17,511
Mortgage loans held for portfolio, net	1,827	1,973	2,039	2,189
Advances, net	77,427	77,669	89,258	89,330
Accrued interest receivable	338	338	388	388
Derivative assets	17	17	5	5

Liabilities:
Interest-bearing deposits	(3,008)	(3,008)	(3,093)	(3,093)
Consolidated obligations, net:
Discount notes	(20,573)	(20,573)	(23,915)	(23,916)
Bonds	(84,640)	(85,533)	(95,198)	(95,993)
Mandatorily redeemable capital stock	(385)	(385)	(529)	(529)
Accrued interest payable	(337)	(337)	(357)	(357)
Derivative liabilities	(240)	(240)	(455)	(455)

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $623,513 and $678,528 at June 30, 2011 and December 31, 2010, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2011		As of December 31, 2010
Outstanding notional	$ 24,627		$ 22,333
Original terms	Less than twelve months to 20 years	*	Less than two months to 20 years	*
Final expiration year	2030		2030

*	The Bank issued a standby letter of credit for less than $1 as of June 30, 2011 and December 31, 2010, that has no stated maturity date and is subject to renewal on an annual basis.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $89 and $92 as of June 30, 2011 and December 31, 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2011 and December 31, 2010. Such commitments would be recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2011 and December 31, 2010, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $0 and $37, respectively, which can be sold or repledged by those counterparties.

At June 30, 2011, the Bank had committed to the issuance of $3,246 (par value) in consolidated obligation bonds, of which $3,240 were hedged with associated interest rate swaps, and $400 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled. At December 31, 2010, the Bank had committed to the issuance of $118 (par value) in consolidated obligation bonds, of which $115 were hedged with associated interest rate swaps that had traded but not yet settled.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 21.4 percent of the Bank’s total regulatory capital stock as of June 30, 2011, was considered a related party. Total advances outstanding to Bank of America, N.A. were $16,790 and $25,040 as of June 30, 2011 and December 31, 2010, respectively. Total deposits held in the name of Bank of America, N.A. were less than $1 at June 30, 2011 and December 31, 2010. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the six-month periods ended June 30, 2011 and 2010.

Note 15—Subsequent Events

On July 28, 2011, the Bank’s board of directors approved a cash dividend for the second quarter of 2011 in the amount of $13. The Bank will pay the second quarter 2011 dividend on August 16, 2011.

On August 3, 2011, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $600 of excess capital stock on August 31, 2011. The amount of excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total capital stock as of August 24, 2011.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the second quarter and the first six months ended June 30, 2011 and 2010. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2010.

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

Financial Condition

As of June 30, 2011, total assets were $116.8 billion, a decrease of $15.0 billion, or 11.4 percent, from December 31, 2010. This decrease was due primarily to an $11.8 billion, or 13.3 percent, decrease in advances. Advances, the largest asset on the Bank’s balance sheet, decreased during the period due primarily to maturing advances and decreased demand for new advances resulting from members’ significant deposit balances and slow loan growth.

As of June 30, 2011, total liabilities were $109.6 billion, a decrease of $14.3 billion, or 11.5 percent, from December 31, 2010. This decrease was due primarily to a $13.9 billion, or 11.7 percent, decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

As of June 30, 2011, total capital was $7.2 billion, a decrease of $725 million, or 9.12 percent, from December 31, 2010. This decrease was due primarily to the repurchase of $927 million of excess capital stock during the second quarter of 2011, and the payment of $29 million in dividends during the first six months of 2011, partially offset by a $106 million decrease in accumulated other comprehensive loss and the recording of $89 million in net income during the first six months of 2011. The decrease in accumulated other comprehensive loss was due primarily to improvements in the fair value of the Bank’s securities classified as available-for-sale.

Results of Operations

The Bank recorded net income of $38 million for the second quarter of 2011, a decrease of $37 million, or 48.7 percent, from net income of $75 million for the second quarter of 2010. This decrease was primarily due to the Bank’s reduction in its provision for credit losses on a receivable due from Lehman Brothers Special Financing Inc. (Lehman) by $49 million during the second quarter of 2010, which resulted in an increase in income for that period. The receivable was subsequently sold by the Bank during the third quarter of 2010; the receivable and related provision were reduced to zero.

The Bank recorded net income of $89 million for the first six months of 2011, a decrease of $34 million, or 27.7 percent, from net income of $123 million for the same period in 2010. This decrease was due primarily to the Bank’s reduction in its provision for credit losses on a receivable due from Lehman by $49 million as discussed above.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 2.01 percent for the second quarter of 2011, compared to 3.64 percent for the second quarter of 2010. This decrease in ROE was due primarily to a decrease in net income during the period as discussed above. ROE spread to three-month average LIBOR decreased to 1.75 percent for the second quarter of 2011 compared to 3.20 percent for the second quarter of 2010. This decrease was due primarily to a 163 basis point decrease in ROE and an 18 basis point decrease in LIBOR during the period.

The Bank’s annualized ROE was 2.29 percent for the first six months of 2011, compared to 3.00 percent for the first six months of 2010. This decrease in ROE was due primarily to a decrease in net income during the period as discussed above. ROE spread to three-month average LIBOR decreased to 2.00 percent for the first six months of 2011 compared to 2.65 percent for the same period in 2010. This decrease was due primarily to a 71 basis point decrease in ROE and a six basis point decrease in LIBOR during the period.

The Bank’s interest rate spread was 34 basis points and 32 basis points for the second quarter of 2011 and 2010, respectively, and 35 basis points and 34 basis points for the first six months of 2011 and 2010, respectively. The Bank’s interest rate spread has remained relatively stable during the reported periods.

Business Outlook

Advances continued to decrease during the second quarter of 2011 as a result of scheduled repayments, prepayments by large borrowers and as a result of member closures, and members’ significant deposit holdings and slow loan growth. The Bank expects this trend to continue for the near future. Standby letters of credit balances have been and are expected to continue to be relatively stable for the near future.

Other continuing challenges for the Bank include low short-term yields in the Bank’s investment portfolio as a result of the prolonged low interest rate environment, uncertainty with respect to the Bank’s private-label MBS portfolio and limited investment opportunities. Without notable improvements in home prices, unemployment and the interest rate environment, the Bank will continue to experience these challenges.

In the face of these challenges, the Bank continues to focus on protecting members’ investment in the Bank and positioning the Bank for future growth. The board of directors remains focused on supporting repurchases of excess capital stock and payments of dividends.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended

	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Statements of Condition (at period end)
Total assets	$116,817	$123,633	$131,798	$141,492	$140,591
Investments (1)	36,979	39,876	39,879	39,126	37,399
Mortgage loans held for portfolio	1,828	1,916	2,040	2,195	2,314
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Advances, net	77,427	81,257	89,258	99,425	100,087
Interest-bearing deposits	3,008	2,955	3,093	6,201	3,171
Consolidated obligations, net:
Discount notes	20,573	15,700	23,915	27,599	16,519
Bonds	84,640	94,854	95,198	97,942	110,949
Total consolidated obligations, net (2)	105,213	110,554	119,113	125,541	127,468
Mandatorily redeemable capital stock	385	531	529	492	508
Affordable Housing Program payable	121	127	126	127	127
Payable to REFCORP	10	13	20	19	19
Capital stock - putable	6,333	7,263	7,224	7,480	7,856
Retained earnings	1,184	1,160	1,124	1,051	985
Accumulated other comprehensive loss	(296)	(323)	(402)	(451)	(612)
Total capital	7,221	8,100	7,946	8,080	8,229

Statements of Income (for the period ended)
Net interest income	119	131	131	138	136
Net impairment losses recognized in earnings	(37)	(52)	(11)	(14)	(72)
Net gains (losses) on trading securities	20	(34)	(87)	38	76
Net (losses) gains on derivatives and hedging activities	(20)	46	113	(30)	(58)
Other income (3)	1	1	1	1	1
Other expenses (4)	32	22	37	32	(19)
Income before assessments	51	70	110	101	102
Assessments	13	19	29	27	27
Net income	38	51	81	74	75

Performance Ratios (%)
Return on equity (5)	2.01	2.56	3.99	3.71	3.64
Return on assets (6)	0.13	0.16	0.23	0.21	0.20
Net interest margin (7)	0.40	0.41	0.38	0.39	0.38
Regulatory capital ratio (at period end) (8)	6.76	7.24	6.74	6.38	6.65
Equity to assets ratio (9)	6.27	6.21	5.84	5.65	5.63
Dividend payout ratio (10)	37.89	28.74	9.23	11.51	6.97

(1)	Investments consist of deposits with another FHLBank, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.
(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were as follows (in millions):

June 30, 2011	$623,513
March 31, 2011	656,491
December 31, 2010	678,528
September 30, 2010	682,238
June 30, 2010	720,545

(3)	Other income includes service fees and other.
(4)	For the three months ended September 30, 2010 and June 30, 2010, amount includes $2 million and $49 million, respectively, which represents the reversal of a portion of the provision for credit losses established on a receivable due from Lehman.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared during the period divided by net income during the period.

Financial Condition

The Bank’s principal assets consist of advances, short- and long-term investments and mortgage loans held for portfolio. The Bank obtains funding to support its business primarily through the issuance of debt securities in the form of consolidated obligations by the Office of Finance on the Bank’s behalf.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of June 30, 2011		As of December 31, 2010		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$77,427	66.29	$89,258	67.72	$(11,831)	(13.26)
Long-term investments	21,732	18.60	22,986	17.44	(1,254)	(5.45)
Short-term investments	15,247	13.05	16,893	12.82	(1,646)	(9.74)
Mortgage loans, net	1,827	1.56	2,039	1.55	(212)	(10.41)
Other assets	584	0.50	622	0.47	(38)	(6.08)

Total assets	$116,817	100.00	$131,798	100.00	$(14,981)	(11.37)

Consolidated obligations, net:
Discount notes	$20,573	18.77	$23,915	19.31	$(3,342)	(13.98)
Bonds	84,640	77.23	95,198	76.86	(10,558)	(11.09)
Deposits	3,008	2.74	3,093	2.50	(85)	(2.74)
Other liabilities	1,375	1.26	1,646	1.33	(271)	(16.44)

Total liabilities	$109,596	100.00	$123,852	100.00	$(14,256)	(11.51)

Capital stock	$6,333	87.70	$7,224	90.92	$(891)	(12.34)
Retained earnings	1,184	16.39	1,124	14.14	60	5.32
Accumulated other comprehensive loss	(296)	(4.09)	(402)	(5.06)	106	26.59

Total capital	$7,221	100.00	$7,946	100.00	$(725)	(9.12)

Advances

The decrease in advances from December 31, 2010 to June 30, 2011 was due to maturing advances, prepayments by large borrowers and as a result of member closures, and decreased demand for new advances resulting from members’ significant deposit balances and slow loan growth. At June 30, 2011, 86.6 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the interest rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of June 30, 2011 and December 31, 2010, 86.3 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 6.94 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of June 30, 2011		As of December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total

Adjustable or variable-rate indexed	$9,161	12.45	$8,852	10.41
Fixed-rate	21,335	28.98	23,073	27.13
Convertible	10,790	14.66	12,592	14.80
Hybrid	31,244	42.45	39,415	46.34
Amortizing*	1,074	1.46	1,119	1.32

Total par value	$73,604	100.00	$85,051	100.00

*	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
June 30, 2011	$ 47,845	65.00
December 31, 2010	58,043	68.25

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy the Bank’s annual REFCORP assessment.

The Bank’s short-term investments consist of overnight and term federal funds sold, certificates of deposit and interest-bearing deposits. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets.

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of June 30, 2011	As of December 31, 2010	Amount	Percent
Short-term investments:
Deposits with other FHLBank	$2	$2	$—	(4.46)
Certificates of deposit	1,135	1,190	(55)	(4.62)
Federal funds sold	14,110	15,701	(1,591)	(10.13)

Total short-term investments	15,247	16,893	(1,646)	(9.74)

Long-term investments:
State or local housing agency debt obligations	116	111	5	4.45
U.S. government agency debt obligations	3,597	4,253	(656)	(15.41)
Mortgage-backed securities:
U.S. government agency securities	10,272	9,676	596	6.16
Private label	7,747	8,946	(1,199)	(13.40)

Total mortgage-backed securities	18,019	18,622	(603)	(3.24)

Total long-term investments	21,732	22,986	(1,254)	(5.45)

Total investments	$36,979	$39,879	$(2,900)	(7.27)

The decrease in total investments was due primarily to a decrease in overnight federal funds and private-label MBS during the period. The decrease in private-label MBS was due primarily to principal repayments and maturities and no additional purchases by the Bank of private-label MBS.

Prior to June 20, 2011, the Finance Agency limited an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. Effective June 20, 2011, the value of securities used in the 300 percent of capital limit calculation was changed from book value to amortized historical costs for securities classified as held-to-maturity or available-for-sale, and fair value for securities classified as trading. These investments amounted to 232 percent and 210 percent of total capital plus mandatorily redeemable capital stock at June 30, 2011 and December 31, 2010, respectively. The Bank has been below its target range of 250 percent to 275 percent due to a lack of quality MBS at attractive prices during recent market conditions.

As of June 30, 2011, the Bank had a total of 42 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $298 million and a total of 101 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $172 million. As of December 31, 2010, the Bank had a total of 44 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $397 million and a total of 130 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $234 million.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in detail in Note 6 to the Bank’s interim financial statements. Based on that impairment analysis, for the second quarter and first six months of 2011, the Bank recognized total other-than-temporary impairment losses of $12 million and $37 million, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $37 million and $89 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(25) million and $(52) million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. For the second quarter and first six months of 2010, the Bank recognized total other-than-temporary impairment losses of $131 million and $195 million, respectively, related to private-label MBS in its investment securities portfolio. The credit related portion of $72 million and $118 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $59 million and $77 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

Certain other private-label MBS in the Bank’s investment securities portfolio that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest-rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank presently expects to collect all contractual cash flows and the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis, which may be at maturity. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2010 to June 30, 2011 was due to the maturity of these assets during the period. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans. If the Bank does not resume purchasing mortgage loans under its mortgage purchase programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note unless prepaid prior to its scheduled maturity. The Bank purchased loans with contractual maturity dates extending out to 2038.

As of June 30, 2011 and December 31, 2010, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because the members that sold loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	000000000000000000000000000000	000000000000000000000000000000
	As of June 30, 2011	As of December 31, 2010
	Percent of Total	Percent of Total
South Carolina	24.40	24.50
Florida	22.08	21.07
Georgia	14.62	14.42
North Carolina	13.65	14.12
Virginia	8.99	9.19
All other	16.26	16.70

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. CO issuances financed 90.1 percent of the $116.8 billion in total assets at June 30, 2011, remaining relatively stable from 90.4 percent as of December 31, 2010.

The decrease in COs from December 31, 2010 to June 30, 2011 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing and prepaid advances during the period. COs outstanding at June 30, 2011 and December 31, 2010 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2011 and December 31, 2010, 77.6 percent and 77.3 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 1.25 percent and 0.24 percent, respectively, of the Bank’s variable-rate CO bonds were swapped.

As of June 30, 2011, callable CO bonds constituted 23.2 percent of the total par value of CO bonds outstanding, compared to 26.3 percent at December 31, 2010. This decrease was due to market conditions that made the issuance of callable fixed-maturity debt less attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds generally are callable by the counterparty. The Bank generally will call a hedged CO bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

On July 13, 2011, Moody’s placed the Aaa bond rating of the U.S., and consequently the ratings of government-sponsored enterprises, including the FHLBanks, on review for possible downgrade. The review was prompted due to the risk that the statutory debt limit may not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody’s confirmed the Aaa rating of the U.S., but revised the rating outlook to negative. Consequently, Moody’s confirmed the Aaa ratings of government-sponsored enterprises, including the FHLBanks, but revised the ratings outlook to negative.

On April 20, 2011, S&P revised its outlook on the debt issues from stable to negative for 10 of the 12 FHLBanks, including the Bank, while affirming their AAA long-term credit rating (the remaining two FHLBanks were unaffected because they were already rated AA+/stable or AA+/negative). Similarly, on July 15, 2011, S&P placed the long-term credit ratings of 10 of the 12 FHLBanks, including the Bank, whose issuer credit ratings were AAA on CreditWatch with negative implications. S&P also placed the long-term AAA rating on the senior unsecured debt issues of the FHLBank System on CreditWatch with negative implications, and affirmed the short-term A-1+ ratings of all FHLBanks and the FHLBank System’s debt issues. These rating actions reflected S&P’s concurrent placement of the long-term sovereign credit rating of the U.S. on CreditWatch negative, and S&P’s view that the issuer credit ratings of the FHLBanks are constrained by such U.S. credit rating. On August 8, 2011, S&P downgraded the long-term senior unsecured debt issues of the FHLBank System to AA+ with a negative outlook, following S&P’s downgrade on August 5, 2011 of the U.S. long-term sovereign credit rating to AA+ with a negative outlook. Additionally, S&P placed the long-term credit ratings of all 12 FHLBanks, including the Bank, at AA+ with a negative outlook, and affirmed the short-term A-1+ ratings of all FHLBanks.

These rating agency actions, and any further changes to the U.S. sovereign credit rating, could result in disruptions in the capital markets and increase the Bank’s cost of funds, which may adversely impact the Bank’s results of operations and financial condition. During the period immediately prior to August 2, 2011 (the date established by Treasury as the date the U.S. would begin defaulting on its debt obligations if the U.S. debt limit was not increased), capital markets tightened and demand for FHLBank CO bonds decreased. The Bank increased its issuance of CO discount notes during this period; in addition, the Bank previously had increased its short-term liquidity during the month of July in anticipation of possible disruption in the capital markets due to the statutory debt limit debate. Debt issuance and pricing in the capital markets generally stabilized after the debt limit was increased on August 2, 2011, and the Bank does not expect the temporary market disruption from the debt limit debate to have a material impact on the Bank’s financial condition or results of operations for the third quarter of 2011. As of the date of this report, the full impact of S&P’s recent decision to downgrade the U.S. sovereign credit rating is uncertain. However, it is possible that this downgrade, and any additional downgrade, could have an adverse impact on the Bank’s ability to issue COs.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable at June 30, 2011 compared to December 31, 2010.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2011.

Capital

The decrease in total capital from December 31, 2010 to June 30, 2011 was due primarily to the repurchase of $927 million of excess capital stock during the second quarter of 2011 and the payment of $29 million in dividends during the first six months of 2011, partially offset by a $106 million decrease in accumulated other comprehensive loss and the recording of $89 million in net income during the first six months of 2011. The decrease in accumulated other comprehensive loss was due primarily to improvements in the fair value of the Bank’s securities classified as available-for-sale.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 20, 2011, the Bank received notification from the Director that, based on March 31, 2011 data, the Bank meets the definition of “adequately capitalized.”

As of June 30, 2011, the Bank had capital stock subject to mandatory redemption from 66 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 63 members and former members as of December 31, 2010, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis.

As of June 30, 2011 and December 31, 2010, the Bank’s outstanding stock included $2.2 billion and $2.7 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. On August 3, 2011, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $600 million excess capital stock on August 31, 2011. The amount of excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total capital stock as of August 24, 2011. The Bank expects to repurchase excess capital stock on a quarterly basis at a similar level for the near future; however, determinations of excess capital stock repurchases are subject to the Bank’s actual financial performance for each quarter.

As more fully described in the Bank’s Form 10-K, the Bank, together with the other 11 FHLBanks, executed a Joint Capital Enhancement Agreement which provides that upon satisfying the REFCORP obligation, each FHLBank will allocate a portion of its net income to a restricted retained earnings account to be established at each FHLBank.

Effective August 5, 2011, the FHLBanks amended the Joint Capital Enhancement Agreement (as amended, the Amended Joint Capital Agreement) to make certain clarifications, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the Amended Joint Capital Agreement is terminated. The FHLBanks amended their respective capital plans to implement the provisions of the Amended Joint Capital, and the Finance Agency approved the capital plan amendments, including the Bank’s capital plan, on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Amended Joint Capital Agreement, beginning in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a restricted retained earnings account until the balance of the account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. For further discussion of the Amended Joint Capital Agreement and the Bank’s amended capital plan, see the Bank’s Form 8-K filed on August 5, 2011.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2011 and 2010, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)

	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Net interest income	$ 119	$ 136	$ (17)	(12.70)	$ 250	$ 289	$ (39)	(13.79)
Other loss	(36)	(53)	17	33.97	(75)	(112)	37	33.14
Other expense	32	(19)	51	272.11	54	10	44	426.81
Total assessments	13	27	(14)	(48.41)	32	44	(12)	(27.10)
Net income	38	75	(37)	(48.74)	89	123	(34)	(27.66)

Net Interest Income

A primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and derivative instruments and hedging activities related adjustments.

The decrease in net interest income during the second quarter and first six months of 2011, compared to the same periods in 2010, was due primarily to a decrease in interest earned on the Bank’s long-term investments during the periods resulting from a decrease in yield on these investments.

As mentioned above, net interest income includes components of derivatives and hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability and included in net interest income and in the calculation of interest rate spread. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of derivatives and hedging on net interest income was a decrease of $360 million and $542 million for the second quarter of 2011 and 2010, respectively, and a decrease of $770 million and $1.1 billion for the first six months of 2011 and 2010, respectively.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities for the second quarter and the first six months of 2011 and 2010 (dollars in millions).

Spread and Yield Analysis

	Three Months Ended June 30,

	2011			2010

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,380	$4	0.14	$13,708	$8	0.26
Interest-bearing deposits (1)	2,713	1	0.10	3,407	2	0.20
Certificates of deposit	834	—	0.22	848	1	0.41
Long-term investments (2)	22,082	185	3.36	21,456	233	4.34
Advances	79,338	68	0.34	102,961	81	0.32
Mortgage loans held for portfolio (3)	1,872	25	5.33	2,366	31	5.25
Loans to other FHLBanks	1	—	0.10	—	—	—

Total interest-earning assets	120,220	283	0.94	144,746	356	0.99

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	891			1,035

Total assets	$121,110			$145,780

Liabilities and Capital
Deposits (4)	$2,835	—	0.01	$2,958	1	0.06
Short-term borrowings	17,461	4	0.09	15,507	6	0.15
Long-term debt	88,761	159	0.72	113,521	213	0.75
Other borrowings	460	1	0.83	503	—	0.26

Total interest-bearing liabilities	109,517	164	0.60	132,489	220	0.67

Other liabilities	3,993			5,085
Total capital	7,600			8,206

Total liabilities and capital	$121,110			$145,780

Net interest income and net yield on interest-earning assets		$119	0.40		$136	0.38

Interest rate spread			0.34			0.32

Average interest-earning assets to interest-bearing liabilities			109.77			109.25

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	Six Months Ended June 30,

	2011			2010

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$14,111	$12	0.18	$12,636	$13	0.21
Interest-bearing deposits (1)	2,749	2	0.13	3,484	3	0.17
Certificates of deposit	817	1	0.24	713	1	0.33
Long-term investments (2)	22,366	383	3.46	21,969	486	4.46
Advances	82,314	143	0.35	107,043	153	0.29
Mortgage loans held for portfolio (3)	1,921	51	5.31	2,415	63	5.27
Loans to other FHLBanks	3	—	0.16	1	—	0.13

Total interest-earning assets	124,281	592	0.96	148,261	719	0.98

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	921			1,058

Total assets	$125,201			$149,318

Liabilities and Capital
Deposits (4)	$2,842	1	0.05	$2,931	1	0.06
Short-term borrowings	18,335	11	0.12	15,544	9	0.11
Long-term debt	91,597	328	0.72	116,964	420	0.72
Other borrowings	496	2	1.03	366	—	0.23

Total interest-bearing liabilities	113,270	342	0.61	135,805	430	0.64

Other liabilities	4,113			5,256
Total capital	7,818			8,257

Total liabilities and capital	$125,201			$149,318

Net interest income and net yield on interest-earning assets		$250	0.40		$289	0.39

Interest rate spread			0.35			0.34

Average interest-earning assets to interest-bearing liabilities			109.72			109.17

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The Bank’s interest rate spread has remained relatively stable during the reported periods, increasing by two basis points during the second quarter of 2011, compared to the second quarter of 2010, and increasing by one basis point during the first six months of 2011 compared to the same period in 2010.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the second quarter and first six months of 2011, compared to the same periods in 2010, was primarily rate related.

Volume and Rate Table*

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended June 30,			Six Months Ended June 30,

	2011 vs. 2010			2011 vs. 2010
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$—	$(4)	$(4)	$2	$(3)	$(1)
Interest-bearing deposits	—	(1)	(1)	—	(1)	(1)
Certificates of deposit	—	(1)	(1)	—	—	—
Long-term investments	6	(54)	(48)	7	(110)	(103)
Advances	(19)	6	(13)	(39)	29	(10)
Mortgage loans held for portfolio	(7)	1	(6)	(13)	1	(12)

Total	(20)	(53)	(73)	(43)	(84)	(127)

Increase (decrease) in interest expense:
Deposits	—	(1)	(1)	—	—	—
Short-term borrowings	1	(3)	(2)	1	1	2
Long-term debt	(45)	(9)	(54)	(91)	(1)	(92)
Other borrowings	—	1	1	—	2	2

Total	(44)	(12)	(56)	(90)	2	(88)

Increase (decrease) in net interest income	$24	$(41)	$(17)	$47	$(86)	$(39)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Other Income (Loss)

The following table presents the components of other income (loss) (dollars in millions):

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)

	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Other Income (Loss):
Net impairment losses recognized in earnings	$ (37)	$ (72)	$ 35	49.36	$ (89)	$ (118)	$ 29	24.93
Net gains (losses) on trading securities	20	76	(56)	(73.43)	(14)	80	(94)	(117.57)
Net (losses) gains on derivatives and hedging activities	(20)	(58)	38	65.94	26	(75)	101	134.80
Other	1	1	—	31.85	2	1	1	38.06

Total other loss	$ (36)	$ (53)	$ 17	33.97	$ (75)	$ (112)	$ 37	33.14

The overall change in other income (loss) for the second quarter and first six months of 2011, compared to the same periods in 2010, was due primarily to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, and hedging related adjustments which are reported in net (losses) gains on derivatives and hedging activities (including those related to trading securities). The net gains of $20 million on trading securities during the second quarter of 2011, compared to net gains of $76 million on trading securities during the second quarter of 2010, was due primarily to a greater decrease in long-term interest rates during the second quarter of 2010 compared to the second quarter of 2011. Substantially all of the Bank’s trading securities are fixed interest-rate securities and 99.9 percent were swapped to a variable rate. The net losses of $20 million on derivatives and hedging activities during the second quarter of 2011, compared to net losses of $58 million during the second quarter of 2010, were due primarily to net losses of $18 million on non-qualifying hedges related to the Bank’s trading securities which are reported as part of net (losses) gains on derivatives and hedging activities. The Bank recorded net losses of $62 million on non-qualifying hedges related to the Bank’s trading securities during the second quarter of 2010.

The net losses of $14 million on trading securities during the first six months of 2011, compared to net gains of $80 million on trading securities during the same period in 2010, were due primarily to an increase in long-term interest rates during the first quarter of 2011. The net gains of $26 million on derivatives and hedging activities during the first six months of 2011, compared to net losses of $75 million during the same period in 2010, were due primarily to net gains of $25 million on non-qualifying hedges related to the Bank’s trading securities which are reported as part of net (losses) gains on derivatives and hedging activities. The Bank recorded net losses of $85 million on non-qualifying hedges related to the Bank’s trading securities during the first six months of 2010.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	000000000000000	000000000000000	000000000000000	000000000000000	000000000000000	000000000000000
	Three Months Ended June 30, 2011

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$ (47)	$ —	$ 9	$ —	$ —	$ (38)
Net interest settlements included in net interest income(2)	(541)	—	218	1	—	(322)

Total net interest (expense) income	(588)	—	227	1	—	(360)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	40	—	(5)	—	—	35
Losses (gains) on derivatives not receiving hedge accounting	—	(55)	5	—	(5)	(55)

Total net gains (losses) on derivatives and hedging activities	40	(55)	—	—	(5)	(20)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(548)	(55)	227	1	(5)	(380)

Net gains on trading securities(3)	—	20	—	—	—	20

Total net effect of derivatives and hedging activities	$ (548)	$ (35)	$ 227	$ 1	$ (5)	$ (360)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	00000000000000	00000000000000	00000000000000	00000000000000	00000000000000	00000000000000
	Three Months Ended June 30, 2010

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$ (66)	$ —	$ 15	$ —	$ —	$ (51)
Net interest settlements included in net interest income(2)	(811)	—	319	1	—	(491)

Total net interest (expense) income	(877)	—	334	1	—	(542)

Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	43	—	5	—	—	48
(Losses) gains on derivatives not receiving hedge accounting	—	(100)	6	—	(12)	(106)

Total net gains (losses) on derivatives and hedging activities	43	(100)	11	—	(12)	(58)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(834)	(100)	345	1	(12)	(600)

Net gains on trading securities(3)	—	76	—	—	—	76

Total net effect of derivatives and hedging activities	$ (834)	$ (24)	$ 345	$ 1	$ (12)	$ (524)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	00000000000000	00000000000000	00000000000000	00000000000000	00000000000000	00000000000000
	Six Months Ended June 30, 2011

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$ (95)	$ —	$ 20	$ —	$ —	$ (75)
Net interest settlements included in net interest income(2)	(1,131)	—	434	2	—	(695)

Total net interest (expense) income	(1,226)	—	454	2	—	(770)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	87	—	(14)	—	—	73
Gains (losses) on derivatives not receiving hedge accounting	1	(51)	5	—	(2)	(47)

Total net gains (losses) on derivatives and hedging activities	88	(51)	(9)	—	(2)	26

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(1,138)	(51)	445	2	(2)	(744)

Net losses on trading securities(3)	—	(14)	—	—	—	(14)

Total net effect of derivatives and hedging activities	$ (1,138)	$ (65)	$ 445	$ 2	$ (2)	$ (758)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	Six Months Ended June 30, 2010

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$ (135)	$ —	$ 31	$ —	$ —	$ (104)
Net interest settlements included in net interest income(2)	(1,702)	—	695	8	—	(999)

Total net interest (expense) income	(1,837)	—	726	8	—	(1,103)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	106	—	(9)	(3)	—	94
(Losses) gains on derivatives not receiving hedge accounting	—	(162)	7	—	(14)	(169)

Total net gains (losses) on derivatives and hedging activities	106	(162)	(2)	(3)	(14)	(75)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(1,731)	(162)	724	5	(14)	(1,178)

Net gains on trading securities(3)	—	80	—	—	—	80

Total net effect of derivatives and hedging activities	$ (1,731)	$ (82)	$ 724	$ 5	$ (14)	$ (1,098)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

Non-interest Expense

Non-interest expense was $45 million and $8 million for the second quarter of 2011 and 2010, respectively, and $86 million and $54 million for the first six months of 2011 and 2010, respectively. The increase during the second quarter and first six months of 2011, compared to the same periods in 2010, was due primarily to the Bank’s reduction in its provision for credit losses on a receivable due from Lehman by $49 million during the second quarter of 2010, which resulted in an increase in income for that period.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the second quarter of 2011. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank’s 45-day debt service goal is closely aligned with those recommended by the Finance Agency and reflects the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during the first six months of 2011.

The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds during part of the recent financial crisis and therefore increased its issuance of short-term discount notes as an alternative source of funding. The Bank’s funding costs and ability to issue longer-term and structured debt generally have returned to pre-2008 levels, but continue to reflect some market volatility.

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

During the month of July the Bank increased its issuance of CO notes to maintain a high level of short-term liquidity in anticipation of possible disruption in the capital markets as a result of the statutory debt limit debate.

As discussed above under “Financial Condition – Consolidated Obligations,” in August, Moody’s revised its rating outlook on the Aaa bond rating of the U.S., and consequently the ratings of the FHLBanks, to negative. On August 5, 2011, S&P downgraded the long-term sovereign credit rating of the U.S. from AAA to AA+, and consequently downgraded all the FHLBanks to AA+ on August 8, 2011. These actions reflect the rating agencies’ view that the ratings of the FHLBank System and the individual FHLBanks are constrained by the sovereign rating of the U.S. These rating agency actions, and any further changes to the U.S. sovereign credit rating, may cause disruptions in the financial markets, increase the Bank’s cost of funds, or decrease the Bank’s ability to access the capital markets, which may adversely impact the Bank’s ability to maintain sufficient liquidity levels.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at June 30, 2011 and December 31, 2010. As of June 30, 2011, the FHLBanks had $727.5 billion in aggregate par value of COs issued and outstanding, $104.0 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of June 30, 2011, the Bank had outstanding standby letters of credit of $24.6 billion with original terms of less than twelve months to 20 years, with the longest final expiration in 2030. As of December 31, 2010, the Bank had outstanding standby letters of credit of $22.3 billion with original terms of less than two months to 20 years, with the longest final expiration in 2030. This increase was due primarily to the issuance of a single long-term standby letter of credit during the second quarter of 2011 as a replacement for a short-term standby letter of credit that expired in accordance with its terms during the first quarter of 2011. Notwithstanding this increase during the first six months of 2011, the Bank expects its overall standby letter of credit activity to remain relatively stable for the near future. As of the date of this report, the full impact of S&P’s recent downgrade of the issuer credit ratings of the FHLBanks is unclear. However, this downgrade and any further downgrade of the Bank’s credit rating could negatively impact the Bank’s standby letter of credit activity, as beneficiaries may have certain issuer credit rating requirements. See “Financial Condition – Consolidated Obligations” and “Liquidity and Capital Resources” above for further discussion of recent actions taken by Moody’s and S&P.

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

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2011. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of June 30, 2011, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

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

Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank’s swaps will be required to be cleared until the last week of 2011, at the earliest, and such date may be delayed until some time in 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with its swap counterparties.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank’s swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions in the proposed rules, the Bank will be required to collect both initial margin and variation margin from the Bank’s swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the Bank’s clearing member. Such commingling would put the Bank’s collateral at risk in the event of a default by another customer of the Bank’s clearing member. To the extent the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank’s interest rate risk, which constitute the great majority of the Bank’s derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that the Bank has historically entered into with its members.

It is also unclear how the final rule will treat the call and put optionality in certain advances to the Bank’s members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify that certain products will and will not be regulated as “swaps.” While it is unlikely that advances transactions between the Bank and the Bank’s member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advances products and intermediated derivatives to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of either its advances activities or its intermediated activities, or both, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.

The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the Federal Deposit Insurance Corporation (FDIC) and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. The ability of the Bank’s members to pay interest on their customers’ demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce demand for Bank advances.

Joint Regulatory Actions

Credit Risk Retention for Asset-Backed Securities. As discussed under Legislative and Regulatory Developments in the Bank’s Form 10-Q for the quarter ended March 31, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued on April 29, 2011 a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The comment period for this proposed rule has been extended through August 1, 2011.

Significant Finance Agency Regulatory Actions

Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for Fannie Mae and Freddie Mac, both of which are currently in conservatorship, and the FHLBanks, which are subject to the conservatorship and receivership authority of the Finance Agency. The final rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts and the priorities of claims for contract parties and other claimants. The final rule is effective July 20, 2011.

FHLBank Investments. On May 20, 2011, the Finance Agency issued a final rule that codifies the existing 300 percent of capital and other existing policy limitations on the FHLBanks’ MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final rule that it continues to have concerns about FHLBank investments, including MBS investments, and will likely issue a future rulemaking addressing all aspects of the FHLBanks’ investment authority. The final rule was effective June 20, 2011.

Prudential Management Standards. On June 20, 2011, the Finance Agency issued a proposed rule regarding prudential standards with respect to ten overall categories of operation and management of the FHLBanks and the government-sponsored enterprises, including internal controls, interest rate risk exposure, and market risk. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposed rule are due August 19, 2011.

Risk Management

The Bank’s lending, investment and funding activities and the use of derivative hedge instruments expose the Bank to a number of risks, including any one or more of the following:

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

Discussion of the Bank’s management of its credit risk and market risk is provided below. Further discussion of these risks, as well as the Bank’s management of its liquidity, operational and business risks, is contained in the Bank’s Form 10-K.

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

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions):

	As of June 30, 2011		As of December 31, 2010

Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	534	$ 67,878	569	$ 79,170
10	153	4,364	157	4,815

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of June 30, 2011, 11 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2011	$ 73,604	$180,436	67.50	10.16	22.34
As of December 31, 2010	85,051	188,212	67.43	10.19	22.38

As of February 1, 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Beginning December 1, 2010, LCVs for home equity loans and lines of credit pledged as collateral are similarly based on market values. Market values, and thus LCVs change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank. In the future, the Bank expects to expand this market-based valuation methodology to multifamily and commercial real estate collateral.

The following table provides information on FDIC-insured institutions that were placed into receivership during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
FHLBank Atlanta members	15	11	25	24
Non-FHLBank Atlanta members	10	34	26	62

Total FDIC-insured	25	45	51	86

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2011 and December 31, 2010.

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

•

fixed-rate or variable-rate MBS, CMOs, and REMICs that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points; and

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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $17.4 billion as of December 31, 2010 to $15.6 billion as of June 30, 2011. There were five such counterparties that represented 50.0 percent, and four such counterparties that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit exposure is comprised primarily of federal funds sold.

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of June 30, 2011, the Bank’s long-term investment portfolio included $7.7 billion of private-label MBS, which represented 35.6 percent of the carrying value of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s investments held at June 30, 2011 and December 31, 2010, based on their credit ratings as of June 30, 2011 and December 31, 2010 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

As of June 30, 2011

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBank	$—	$ 2	$ —	$ —	$ —	$ —	$ —	$ —	$ —
Certificates of deposit	—	200	935	—	—	—	—	—	—
Federal funds sold	—	5,825	8,285	—	—	—	—	—	—

Total short-term investments	—	6,027	9,220	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	116	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	3,597	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	10,272	—	—	—	—	—	—	—	—
Private label	989	409	967	615	879	1,368	1,735	485	300

Total mortgage-backed securities	11,261	409	967	615	879	1,368	1,735	485	300

Total long-term investments	14,974	409	967	615	879	1,368	1,735	485	300

Total investments	$14,974	$6,436	$10,187	$615	$879	$1,368	$1,735	$485	$300

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $89 million at June 30, 2011.

As of December 31, 2010

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Deposits with other FHLBank	$—	$2	$—	$—	$ —	$—	$—	$—	$—
Certificates of deposit	—	—	1,190	—	—	—	—	—	—
Federal funds sold	—	7,016	8,685	—	—	—	—	—	—

Total short-term investments	—	7,018	9,875	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	111	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	4,253	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	9,676	—	—	—	—	—	—	—	—
Private label	2,766	455	1,084	355	712	1,049	1,708	608	209

Total mortgage-backed securities	12,442	455	1,084	355	712	1,049	1,708	608	209

Total long-term investments	16,806	455	1,084	355	712	1,049	1,708	608	209

Total investments	$16,806	$7,473	$10,959	$355	$712	$1,049	$1,708	$608	$209

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $104 million at December 31, 2010.

Subsequent to June 30, 2011, $858 million, or 2.32 percent, of the Bank’s investments have been downgraded as of July 31, 2011 as outlined in the table below (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values at June 30, 2011
At June 30, 2011	At July 31, 2011	Private-label MBS
From	To	Carrying Value	Fair Value

AA	BBB	$62	$60
	BB	52	52
A	B	12	12
BBB	BB	86	81
BB	B	171	163
	CCC	22	22
B	CCC	329	314
	CC	42	42
CCC	CC	82	82

Total		$858	$828

The following table presents all investments held on June 30, 2011 and on negative watch at July 31, 2011 (in millions):

	On Negative Watch - Balances Based on Carrying Values at June 30, 2011
	Private-label MBS		Non-MBS Investments		U.S. Agency Securities
Investment Ratings:	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$35	$36	$—	$—	$13,869	$14,075
AA	—	—	3,295	3,295	—	—
BB	40	40	—	—	—	—

Total	$75	$76	$3,295	$3,295	$13,869	$14,075

In July 2011, S&P placed the AAA long-term U.S. sovereign credit rating on CreditWatch negative and Moody’s placed the Aaa U.S. bond rating on review for possible downgrade. In August 2011, Moody’s confirmed its Aaa U.S. bond rating with a negative outlook. These actions impacted the debt ratings of certain entities whose ratings are linked to those of the U.S., including government-sponsored enterprises, and are reflected within the U.S. Agency Securities category in the above table. On August 5, 2011, S&P downgraded the long-term U. S. sovereign credit rating to AA+ with a negative outlook.

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At June 30, 2011, based on the classification by the originator at the time of origination, approximately 87.6 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization at June 30, 2011 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$29	$936	$965
AA	—	32	—	105	206	343
A	—	—	—	265	522	787
BBB	—	—	—	86	263	349
BB	—	149	126	311	307	893
B	—	126	58	571	599	1,354
CCC	207	704	462	504	37	1,914
CC	—	318	193	119	—	630
C	—	140	174	16	—	330

Total unpaid principal balance	$207	$1,469	$1,013	$2,006	$2,870	$7,565

Amortized cost	$189	$1,242	$869	$1,884	$2,850	$7,034

Gross unrealized losses	$—	$(57)	$(43)	$(146)	$(114)	$(360)

Fair value	$190	$1,195	$830	$1,739	$2,771	$6,725

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(20)	$(16)	$(28)	$(5)	$(69)
Non-credit-related losses	—	(16)	(16)	(25)	25	(32)

Total other-than-temporary impairment losses	$—	$(4)	$—	$(3)	$(30)	$(37)

Weighted average percentage of fair value to unpaid principal balance	91.77%	81.27%	82.04%	86.75%	96.52%	88.90%
Original weighted average credit support	15.72%	13.07%	9.80%	6.61%	3.13%	7.22%
Weighted average credit support	14.04%	8.25%	5.28%	7.90%	7.73%	7.72%
Weighted average collateral delinquency	17.41%	22.65%	19.69%	13.01%	6.68%	13.49%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$32	$32
AA	—	—	—	—	69	69
A	—	—	—	—	186	186
BBB	—	—	—	—	265	265
B	—	—	—	—	88	88
CCC	—	—	—	366	—	366
C	—	64	—	—	—	64

Total unpaid principal balance	$—	$64	$—	$366	$640	$1,070

Amortized cost	$—	$49	$—	$309	$641	$999

Gross unrealized losses	$—	$(2)	$—	$(93)	$(6)	$(101)

Fair value	$—	$46	$—	$216	$640	$902

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(2)	$—	$(18)	$—	$(20)
Non-credit-related losses	—	(2)	—	(18)	—	(20)

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	0.00%	72.31%	0.00%	59.10%	99.96%	84.33%
Original weighted average credit support	0.00%	12.29%	0.00%	26.58%	6.98%	14.00%
Weighted average credit support	0.00%	4.19%	0.00%	23.34%	11.30%	14.99%
Weighted average collateral delinquency	0.00%	33.82%	0.00%	39.82%	6.43%	19.49%

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of June 30, 2011			As of December 31, 2010
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Private-label MBS:
Prime	$1,269	$6,296	$7,565	$1,649	$7,041	$8,690
Alt-A	511	559	1,070	574	587	1,161

Total unpaid principal balance	$1,780	$6,855	$8,635	$2,223	$7,628	$9,851

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in detail in Note 6 to the Bank’s interim financial statements. Each quarter, the Bank updates the input assumptions used in the model to reflect the most current actual loan performance information and the most current housing market assumptions. During the second quarter of 2011, the current and forecasted economic trends included continued high unemployment, ongoing pressure on housing prices, limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages, a slower-than-expected recovery and an uncertain outlook.

The following table represents a summary of the significant inputs used for all of the Bank’s private-label MBS:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization
Prime:
2008	7.51	7.51 to 7.51	42.26	42.26 to 42.26	45.69	45.69 to 45.69	14.04	13.96 to 14.24
2007	9.71	6.41 to 18.33	14.58	0.68 to 22.14	37.35	19.75 to 46.35	5.47	2.97 to 8.91
2006	8.70	6.49 to 14.71	20.13	12.20 to 38.45	45.23	30.40 to 49.40	5.27	2.18 to 7.74
2005	11.27	5.73 to 14.78	12.09	0.99 to 40.40	33.21	20.02 to 45.11	7.50	4.59 to 14.68
2004	22.80	3.54 to 52.01	7.37	0.00 to 32.58	24.09	0.00 to 59.20	7.39	2.22 to 74.79
Total Prime	16.40	3.54 to 52.01	11.93	0.00 to 42.26	30.77	0.00 to 59.20	7.28	2.18 to 74.79

Alt-A:
2007	9.50	5.90 to 12.69	59.93	48.80 to 71.94	52.61	47.94 to 53.79	9.44	0.31 to 15.20
2006	10.31	9.05 to 12.52	57.14	51.26 to 62.85	52.61	46.32 to 58.01	5.28	2.29 to 7.42
2005	9.56	6.17 to 13.96	53.62	26.44 to 81.15	52.94	46.01 to 59.20	15.23	2.76 to 42.03
2004	14.26	11.07 to 20.26	10.15	1.50 to 40.60	31.70	17.36 to 51.71	11.75	3.37 to 39.59
Total Alt-A	10.85	5.90 to 20.26	45.10	1.50 to 81.15	47.37	17.36 to 59.20	10.98	0.31 to 42.03

Total	14.39	3.54 to 52.01	23.94	0.00 to 81.15	36.78	0.00 to 59.20	8.62	0.31 to 74.79

For those securities for which an other-than-temporary impairment was determined to have occurred during the second quarter of 2011, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	Three Months Ended June 30,
	2011			2010

	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(1)	$6	$(7)	$(21)	$97	$(118)
Securities previously impaired prior to current period*	(36)	(31)	(5)	(51)	(38)	(13)

Total	$(37)	$(25)	$(12)	$(72)	$59	$(131)

*	For the three months ended June 30, 2011 and 2010, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to April 1, 2011 and 2010.

	Six Months Ended June 30,
	2011			2010

	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(7)	$26	$(33)	$(38)	$154	$(192)
Securities previously impaired prior to current period*	(82)	(78)	(4)	(80)	(77)	(3)

Total	$(89)	$(52)	$(37)	$(118)	$77	$(195)

*	For the six months ended June 30, 2011 and 2010, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2011 and 2010.

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

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.00 percent to 13.0 percent over the next three to nine months beginning April 1, 2011 followed in each case by a three month period of flat prices. Thereafter, home prices were projected to increase within a range of zero percent to 1.90 percent in the first year, zero percent to 2.00 percent in the second year, 1.00 percent to 2.70 percent in the third year, 1.30 percent to 3.40 percent in the fourth year, 1.30 percent to 4.00 percent in each of the fifth and sixth years, and 1.50 percent to 3.80 percent in each subsequent year. The adverse case housing price scenario and associated results do not represent the Bank’s current expectations, and therefore should not be construed as a prediction of the Bank’s future results, market conditions or the actual performance of these securities. Rather, the results from this hypothetical adverse case housing price scenario provide a measure of the credit losses the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in the Bank’s base case assessment.

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful adverse case housing price scenario (dollars in millions):

	Three Months Ended June 30, 2011
	Housing Price Scenario
	Base Case **			Adverse Case
	Number of Securities	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss
Private-label MBS
Prime *	22	$ 1,777	$(25)	41	$ 3,047	$ (106)
Alt-A*	3	430	(12)	3	430	(28)

Total	25	$ 2,207	$(37)	44	$ 3,477	$ (134)

*	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

**	Represents securities and related other-than-temporary impairment credit losses for the three months ended June 30, 2011.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2011 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of June 30, 2011, the Bank had $130.8 billion in total notional amount of derivatives outstanding compared to $142.2 billion at December 31, 2010. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of June 30, 2011, 99.9 percent of the total notional amount of outstanding derivatives was represented by 21 counterparties with a credit rating of A or better. Of these counterparties, there were two, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were three counterparties, Barclays Bank PLC, Bank of America National Association and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2010, 99.2 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were no counterparties that represented more than 10 percent of the Bank’s net exposure.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	As of June 30, 2011
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
Credit Rating:
AA	$35,279	$ 7	$ —	$7
A	95,363	56	50	6
BBB	101	—	—	—
Member institutions*	45	4	4	—

Total derivatives	$ 130,788	$ 67	$ 54	$13

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2010
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
Credit Rating:
AA	$42,689	$ —	$ —	$—
A	98,353	66	66	—
BBB	121	—	—	—
Member institutions*	1,046	5	5	—

Total derivatives	$ 142,209	$ 71	$ 71	$—

*	Collateral held with respect to derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank.

Any net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and the Finance Agency regulations if the counterparty has an NRSRO rating. Under the Bank’s RMP, certain term restrictions may apply to a counterparty rated A or lower. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $220 million of collateral (at fair value) to its derivative counterparties at June 30, 2011. The Bank’s credit rating did not change during the six-month period ended June 30, 2011, so no additional collateral was required. On August 8, 2011, S&P changed the Bank’s long-term credit rating from AAA to AA+, following S&P’s downgrade of the U.S. sovereign long-term credit rating to AA+. As of the date of this report, the Bank is still assessing any actual amount of additional collateral requirements triggered by this rating downgrade. However, this downgrade and any further downgrade by one or more rating agencies of the Bank’s credit rating could trigger additional collateral requirements and negatively affect the Bank’s derivatives pricing. See “Financial Condition – Consolidated Obligations” and “Liquidity and Capital Resources” above for further discussion of recent credit watch negative actions taken by Moody’s and S&P.

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

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers, consisting of borrower equity, primary and/or supplemental mortgage insurance, loss accounts funded by the participating financial institution (PFI), and other forms of credit enhancement provided by the PFI. These loss layers are discussed in further detail in the Bank’s Form 10-K. Given the amount of loans outstanding, the aggregate credit enhancement available, and the historical performance of the MPF and MPP loans, the Bank believes its credit exposure under MPF and MPP was not significant as of June 30, 2011.

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

			As of June 30, 2011	As of December 31, 2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount

Advances

Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges Non-qualifying hedges	$ 13,030 100	$ 13,632 100

Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges Non-qualifying hedges	40,913 991	50,519 1,241
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	314	413
Pay variable with embedded features, receive variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	323
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	369	216

		Total	55,717	66,444

Investments

Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	2,678	2,950
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50

		Total	2,728	3,000

Consolidated Obligation Bonds

Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges Non-qualifying hedges	39,862 550	38,310 2,850
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	19,441	21,962
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	30	30
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	100	—

		Total	59,983	63,152

Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	1,095	1,295

		Total	1,095	1,295

Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	175	225
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	11,000	6,000

		Total	11,175	6,225

			As of June 30, 2011	As of December 31, 2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount

Intermediary Positions and Other
Pay fixed, receive fixed interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	—	1
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	90	92
Interest rate cap or floor	To offset interest rate caps or floors executed with members by executing interest rate caps or floors with derivatives counterparties.	Non-qualifying hedges	—	2,000

		Total	90	2,093

Total notional amount			$ 130,788	$ 142,209

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

Effective Duration Exposure
(In years)

	As of June 30, 2011			As of December 31, 2010
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.67	0.42	0.10	0.67	0.46	0.01
Liabilities	0.51	0.55	0.18	0.50	0.57	0.23
Equity	2.70	(1.24)	(0.92)	2.95	(0.97)	(2.89)
Effective duration gap	0.16	(0.13)	(0.08)	0.17	(0.11)	(0.22)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing the fair value hierarchy approach as more fully described in Note 18 to the 2010 audited financial statements contained in the Bank’s Form 10-K. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. The Bank’s total capital decreased by $725 million from December 31, 2010 to June 30, 2011, and the market value of equity decreased by $774 million during this same period.

Market Value of Equity
(In millions)

	As of June 30, 2011			As of December 31, 2010
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$111,787	$113,124	$113,733	$125,891	$127,451	$128,219
Liabilities	104,665	105,785	106,399	118,095	119,338	120,156
Equity	7,122	7,339	7,334	7,796	8,113	8,063

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

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

As of June 30, 2011, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2011, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 18, 2011, the Bank filed a complaint in the State Court of Fulton County, Georgia relating to material misrepresentations in the offering documents of thirty private-label MBS sold to the Bank. The Bank’s complaint is an action for monetary damages and other relief and alleges violations of the Georgia RICO (Racketeer Influenced and Corrupt Organizations) Act, fraud and negligent misrepresentation in violation of Georgia law. On May 19, 2011, the defendants filed a Joint Motion to Dismiss or in the Alternative for a More Definite Statement. The Bank filed its opposition to the defendants’ motion to dismiss and alternative motion for a more definite statement on July 8, 2011. For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Form 10-K, and “Part II. Item 1. Legal Proceedings” in the Bank’s Form 10-Q for the period ended March 31, 2011.

On January 21, 2011, the Bank (together with certain other private-label MBS holders) instructed Bank of New York, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS. The proposed settlement includes the following key terms: (a) $8.5 billion cash payment to the RMBS trusts upon final court approval of the settlement; (b) improvements to the servicing process to begin immediately; (c) prompt review of the private-label MBS loan documentation to ensure that all pledged loans in the trusts have a first lien in the underlying real estate; and (d) release of all past, current and future trust-related claims arising out of the vast majority of Countrywide private-label MBS. On June 29, 2011, the Bank and other investors filed a Notice of Petition to Intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. It is not certain at this time whether the court will approve the settlement, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement. For a discussion of this proceeding, see “Part I. Item 3. Legal Proceedings” in the Bank’s Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta(3)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101	Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended June 30, 2011, filed on August 10, 2011, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.+

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on March 25, 2010 with the Securities and Exchange Commission in the Bank’s Form 10-K and incorporated herein by reference.
(3)	Filed on August 5, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: August 10, 2011	By:	/s/ W. Wesley McMullan
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

	By:	/s/ Kirk R. Malmberg
	Name:	Kirk R. Malmberg
	Title:	Executive Vice President and Chief Financial Officer