Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Atlanta
filed 2011-11-10
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2011, was 62,477,400.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of
	September 30, 2011	December 31, 2010
Assets
Cash and due from banks	$4	$5
Interest-bearing deposits (including deposits with other FHLBank of $2 as of September 30, 2011 and December 31, 2010)	1,302	2
Federal funds sold	16,440	15,701
Trading securities (includes $0 and $37 pledged as collateral as of September 30, 2011 and December 31, 2010, respectively, that may be repledged and includes other FHLBank’s bond of $83 and $74 as of September 30, 2011 and December 31, 2010, respectively)	3,137	3,383
Available-for-sale securities	3,102	3,319
Held-to-maturity securities, net (fair value of $17,262 and $17,511 as of September 30, 2011 and December 31, 2010, respectively)	17,223	17,474
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1 as of September 30, 2011 and December 31, 2010	1,742	2,039
Advances, net	75,363	89,258
Accrued interest receivable	318	388
Premises and equipment, net	33	35
Derivative assets	33	5
Other assets	155	189

Total assets	$118,852	$131,798

Liabilities
Interest-bearing deposits	$3,170	$3,093
Consolidated obligations, net:
Discount notes	16,057	23,915
Bonds	91,720	95,198

Total consolidated obligations, net	107,777	119,113

Mandatorily redeemable capital stock	319	529
Accrued interest payable	340	357
Affordable Housing Program payable	115	126
Payable to REFCORP	—	20
Derivative liabilities	206	455
Other liabilities	129	159

Total liabilities	112,056	123,852

Commitments and contingencies (Note 13)

Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 13 and 15 as of September 30, 2011 and December 31, 2010, respectively	1,330	1,466
Subclass B2 issued and outstanding shares: 46 and 57 as of September 30, 2011 and December 31, 2010, respectively	4,580	5,758

Total capital stock Class B putable	5,910	7,224
Retained earnings:
Restricted	6	—
Unrestricted	1,197	1,124

Total retained earnings	1,203	1,124

Accumulated other comprehensive loss	(317)	(402)

Total capital	6,796	7,946

Total liabilities and capital	$118,852	$131,798

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Advances	$57	$107	$195	$255
Prepayment fees on advances, net	2	2	7	7
Interest-bearing deposits	1	2	3	5
Federal funds sold	6	9	18	22
Trading securities	37	42	118	125
Available-for-sale securities	42	50	131	134
Held-to-maturity securities	95	130	309	450
Mortgage loans held for portfolio	24	30	75	93

Total interest income	264	372	856	1,091

Interest expense
Consolidated obligations:
Discount notes	4	10	15	19
Bonds	144	222	472	642
Deposits	—	1	1	2
Mandatorily redeemable capital stock	1	1	3	1

Total interest expense	149	234	491	664

Net interest income	115	138	365	427

Noninterest income (loss)
Total other-than-temporary impairment losses	(8)	(5)	(45)	(200)
Portion of impairment losses recognized in other comprehensive loss	(11)	(9)	(63)	68

Net impairment losses recognized in earnings	(19)	(14)	(108)	(132)

Net gains on trading securities	36	38	22	118
Net losses on derivatives and hedging activities	(67)	(30)	(41)	(105)
Other	—	1	2	2

Total noninterest loss	(50)	(5)	(125)	(117)

Noninterest expense
Compensation and benefits	15	18	50	47
Other operating expenses	10	12	29	35
Finance Agency	2	2	8	6
Office of Finance	1	1	4	4
Reversal of provision for credit losses on receivable	—	(2)	—	(51)
Other	1	1	(8)	1

Total noninterest expense	29	32	83	42

Income before assessments	36	101	157	268

Affordable Housing Program	4	9	14	22
REFCORP	—	18	22	49

Total assessments	4	27	36	71

Net income	$32	$74	$121	$197

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Restricted	Unrestricted	Total		Total Capital
Balance, December 31, 2009	81	$8,124	$—	$873	$873	$(744)	$8,253
Issuance of capital stock	2	203	—	—	—	—	203
Repurchase/redemption of capital stock	(5)	(507)	—	—	—	—	(507)
Net shares reclassified to mandatorily redeemable capital stock	(3)	(340)	—	—	—	—	(340)
Comprehensive income:
Net income	—	—	—	197	197	—	197
Other comprehensive income	—	—	—	—	—	293	293

Total comprehensive income	—	—	—	—	—	—	490

Cash dividends on capital stock	—	—	—	(19)	(19)	—	(19)

Balance, September 30, 2010	75	$7,480	$—	$1,051	$1,051	$(451)	$8,080

Balance, December 31, 2010	72	$7,224	$—	$1,124	$1,124	$(402)	$7,946
Issuance of capital stock	2	173	—	—	—	—	173
Repurchase/redemption of capital stock	(14)	(1,440)	—	—	—	—	(1,440)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(47)	—	—	—	—	(47)
Comprehensive income:
Net income	—	—	6	115	121	—	121
Other comprehensive income	—	—	—	—	—	85	85

Total comprehensive income	—	—	—	—	—	—	206

Cash dividends on capital stock	—	—	—	(42)	(42)	—	(42)

Balance, September 30, 2011	59	$5,910	$6	$1,197	$1,203	$(317)	$6,796

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,

	2011	2010
Operating activities
Net income	$121	$197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(24)	(45)
Loss due to change in net fair value adjustment on derivative and hedging activities	376	765
Net change in fair value adjustment on trading securities	(22)	(118)
Net impairment losses recognized in earnings	108	132
Reversal of provision for credit losses on receivable	—	(51)
Net change in:
Accrued interest receivable	70	105
Other assets	31	(4)
Affordable Housing Program payable	(12)	—
Accrued interest payable	(17)	(148)
Payable to REFCORP	(20)	(2)
Other liabilities	(30)	8

Total adjustments	460	642

Net cash provided by operating activities	581	839

Investing activities
Net change in:
Interest-bearing deposits	(1,910)	(752)
Federal funds sold	(739)	(5,732)
Trading securities:
Proceeds from maturities	272	207
Available-for-sale securities:
Proceeds from maturities	589	407
Held-to-maturity securities:
Net change in short-term	90	(1,350)
Proceeds from maturities of long-term	3,394	3,904
Purchases of long-term	(3,634)	(3,333)
Advances:
Proceeds from principal collected	54,701	51,654
Made	(40,277)	(35,417)
Mortgage loans held for portfolio:
Proceeds from principal collected	284	329
Proceeds from sale of foreclosed assets	12	—
Purchase of premise, equipment and software	(4)	(8)

Net cash provided by investing activities	12,778	9,909

The accompanying notes are an integral part of these financial statements.

	Nine Months Ended September 30,

	2011	2010
Financing activities
Net change in deposits	39	3,167
Net payments on derivatives containing a financing element	(379)	(556)
Proceeds from issuance of consolidated obligations:
Discount notes	780,788	792,092
Bonds	61,612	69,127
Bonds transferred from other FHLBanks	—	162
Payments for debt issuance costs	(12)	(14)
Payments for maturing and retiring consolidated obligations:
Discount notes	(788,638)	(781,575)
Bonds	(65,204)	(93,247)
Proceeds from issuance of capital stock	173	203
Payments for repurchase/redemption of capital stock	(1,440)	(507)
Payment for repurchase/redemption of mandatorily redeemable capital stock	(257)	(36)
Cash dividends paid	(42)	(19)

Net cash used in financing activities	(13,360)	(11,203)

Net decrease in cash and cash equivalents	(1)	(455)

Cash and cash equivalents at beginning of the period	5	465

Cash and cash equivalents at end of the period	$4	$10

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$536	$827

AHP assessments, net	$24	$20

REFCORP assessments	$42	$51

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$47	$340

Held-to-maturity securities acquired with accrued liabilities	$—	$8

Transfer of held-to-maturity securities to available-for-sale securities	$369	$1,298

Transfers of mortgage loans to real estate owned	$13	$13

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

A description of the Bank’s significant accounting policies is included in Note 1 to the 2010 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of September 30, 2011.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Compensation Retirement Benefits – Multiemployer Plans: Disclosures about an Employer’s Participation in a Multiemployer Plan. In September 2011, the Financial Accounting Standards Board (FASB) issued amended guidance that provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. For public entities, this amended guidance is effective for fiscal years ending after December 15, 2011 (December 31, 2011 for the Bank) and should be applied retrospectively for all prior periods presented. Early adoption is permitted. The adoption of this guidance will result in enhanced disclosures, but will have no effect on the Bank’s financial condition or results of operations.

Presentation of Comprehensive Income. In June 2011, the FASB issued amended guidance that eliminates the current option to report other comprehensive income and its components in the statement of change in equity. The main provisions of this amended guidance provide that an entity that reports items of other comprehensive income present comprehensive income in either: (1) a single financial statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and total comprehensive income; or (2) a two-statement approach, where the components of net income and total net income are presented in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and total comprehensive income. For public entities, this

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Bank). Early adoption is permitted. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

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

Recently Adopted Accounting Guidance

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued amended guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amended guidance clarifies whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a troubled debt restructuring. For public entities, this guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Bank adopted this guidance effective July 1, 2011. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of September 30, 2011	As of December 31, 2010
Government-sponsored enterprises debt obligations	$3,051	$3,306
Other FHLBank’s bond*	83	74
State or local housing agency debt obligations	3	3

Total	$3,137	$3,383

*	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

Net unrealized and realized gains (losses) on trading securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized gains on trading securities held at period end	$36	$38	$28	$119
Net unrealized/realized losses on trading securities sold/matured during the period	—	—	(6)	(1)

Net gains on trading securities	$36	$38	$22	$118

At September 30, 2011 and December 31, 2010, 99.9 percent of the Bank’s fixed-rate trading securities were swapped and all of the Bank’s variable-rate trading securities were swapped.

Note 4—Available-for-sale Securities

During the nine-month periods ended September 30, 2011 and 2010, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment losses constitute evidence of a significant deterioration in the issuers’ creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer dates.

	2011			2010

	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$321	$19	$302	$467	$58	$409
Transferred at June 30,	53	7	46	908	97	811
Transferred at September 30,	23	2	21	83	5	78

Total	$397	$28	$369	$1,458	$160	$1,298

Major Security Types. Available-for-sale securities were as follows:

	As of September 30, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$3,409	$309	$14	$12	$3,102

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$3,711	$396	$5	$1	$3,319

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	4	$286	$3	42	$2,183	$318	46	$2,469	$321

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	1	$17	$1	43	$2,976	$396	44	$2,993	$397

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $14 and $11 as of September 30, 2011 and December 31, 2010, respectively.

The Bank did not swap any of its available-for-sale securities as of September 30, 2011 and December 31, 2010.

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of September 30, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,091	$232	$4	$9	$1,854

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,128	$294	$1	$1	$1,834

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of September 30, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$1,100	$—	$—	$1,100	$1,190	$—	$—	$1,190
State or local housing agency debt obligations	107	2	—	109	108	3	—	111
Government-sponsored enterprises debt obligations	829	—	—	829	873	—	3	870
Mortgage-backed securities:
U.S. agency obligations-guaranteed	843	7	—	850	960	9	—	969
Government-sponsored enterprises	10,251	203	3	10,451	8,716	210	14	8,912
Private label	4,093	35	205	3,923	5,627	49	217	5,459

Total	$17,223	$247	$208	$17,262	$17,474	$271	$234	$17,511

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	7	$1,000	$—	—	$—	$—	7	$1,000	$—
Government-sponsored enterprises debt obligations	1	48	—	—	—	—	1	48	—
Mortgage-backed securities:
Government-sponsored enterprises	12	1,403	2	7	562	1	19	1,965	3
Private label	20	438	8	60	1,836	197	80	2,274	205

Total	40	$2,889	$10	67	$2,398	$198	107	$5,287	$208

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$125	$—	—	$—	$—	1	$125	$—
State or local housing agency debt obligations	1	7	—	—	—	—	1	7	—
Government-sponsored enterprises debt obligations	6	870	3	—	—	—	6	870	3
Mortgage-backed securities:
U.S. agency obligations-guaranteed	1	173	—	—	—	—	1	173	—
Government-sponsored enterprises	25	2,833	14	—	—	—	25	2,833	14
Private label	16	475	4	80	2,883	213	96	3,358	217

Total	50	$4,483	$21	80	$2,883	$213	130	$7,366	$234

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2011		As of December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,155	$1,155	$1,191	$1,191
Due after one year through five years	880	882	978	978
Due after 10 years	1	1	2	2

Total non-mortgage-backed securities	2,036	2,038	2,171	2,171
Mortgage-backed securities	15,187	15,224	15,303	15,340

Total	$17,223	$17,262	$17,474	$17,511

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $16 and $24 as of September 30, 2011 and December 31, 2010, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of September 30, 2011				As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,337	$12	$52	$1,297	$2,035	$17	$75	$1,977

Note 6—Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes the maximum impairment loss in earnings which is equal to the entire difference between the security’s amortized cost basis and its fair value at the Statements of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is other-than-temporary impairment by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security’s amortized cost basis and its fair value.

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

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2011 assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to 8.00 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the next three to nine months beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

The following table presents projected home price recovery ranges by year:

Range (%)
Year one	0.00 to 2.80
Year two	0.00 to 3.00
Year three	1.50 to 4.00
Year four	2.00 to 5.00
Years five and six	2.00 to 6.00
Thereafter	2.30 to 5.60

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended September 30, 2011:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization

Prime:
2007	8.25	8.07 to 9.14	23.95	9.54 to 26.83	46.83	38.45 to 48.51	8.25	4.89 to 8.92
2006	8.42	7.70 to 9.31	22.52	14.97 to 36.39	51.21	46.79 to 54.44	3.98	3.44 to 4.99
2005	8.29	6.35 to 10.63	24.84	14.69 to 34.84	45.93	41.40 to 50.50	7.59	4.62 to 9.55
2004	9.04	8.49 to 9.68	28.71	24.26 to 34.50	43.51	42.56 to 45.16	9.79	8.69 to 12.64
Total Prime	8.56	6.35 to 10.63	25.23	9.54 to 36.39	46.86	38.45 to 54.44	7.36	3.44 to 12.64

Alt-A:
2007	6.61	4.77 to 7.38	60.85	55.05 to 66.03	48.27	45.27 to 53.32	9.18	0.04 to 13.63
2006	5.82	5.82 to 5.82	64.19	64.19 to 64.19	50.74	50.74 to 50.74	5.17	5.17 to 5.17
2005	7.84	6.17 to 7.99	29.01	28.05 to 39.67	50.98	42.54 to 51.75	2.82	2.29 to 8.68
Total Alt-A	6.89	4.77 to 7.99	52.64	28.05 to 66.03	49.11	42.54 to 53.32	7.30	0.04 to 13.63

Total	7.76	4.77 to 10.63	38.38	9.54 to 66.03	47.94	38.45 to 54.44	7.33	0.04 to 13.63

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance of credit losses previously recognized in earnings, beginning of period	$553	$439	$464	$321
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	10	38
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	19	14	98	94

Balance of cumulative credit losses recognized in earnings, end of period	$572	$453	$572	$453

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of September 30, 2011	As of December 31, 2010
Overdrawn demand deposit accounts	$1	$1
Due in one year or less	20,429	26,628
Due after one year through two years	12,291	16,186
Due after two years through three years	10,137	10,938
Due after three years through four years	4,840	6,369
Due after four years through five years	4,802	3,678
Due after five years	18,142	21,251

Total par value	70,642	85,051
Discount on AHP* advances	(12)	(13)
Discount on EDGE** advances	(10)	(11)
Hedging adjustments	4,749	4,238
Deferred commitment fees	(6)	(7)

Total	$75,363	$89,258

*	The Affordable Housing Program
**	The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of September 30, 2011	As of December 31, 2010
Overdrawn demand deposit accounts	$1	$1
Due or convertible in one year or less	26,402	36,487
Due or convertible after one year through two years	13,218	14,302
Due or convertible after two years through three years	9,944	11,374
Due or convertible after three years through four years	4,531	6,065
Due or convertible after four years through five years	3,933	3,023
Due or convertible after five years	12,613	13,799

Total par value	$70,642	$85,051

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of September 30, 2011	As of December 31, 2010
Fixed-rate:
Due in one year or less	$16,785	$24,033
Due after one year	42,208	50,907

Total fixed-rate	58,993	74,940

Variable-rate:
Due in one year or less	3,646	2,596
Due after one year	8,003	7,515

Total variable-rate	11,649	10,111

Total par value	$70,642	$85,051

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

At September 30, 2011 and December 31, 2010, 81.8 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 3.15 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped.

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of September 30, 2011 and December 31, 2010. No advance was past due as of September 30, 2011 and December 31, 2010.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of September 30, 2011 and December 31, 2010, the concentration of the Bank’s advances was $44,856 and $58,043, respectively, to 10 member institutions, and this represented 63.5 percent and 68.3 percent, respectively, of total advances outstanding.

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

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of September 30, 2011	As of December 31, 2010
Fixed-rate	$81,559	$73,779
Step up/down	5,355	7,686
Simple variable-rate	3,382	12,432
Variable-rate capped floater	20	30

Total par value	$90,316	$93,927

At September 30, 2011 and December 31, 2010, 81.2 percent and 77.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 3.53 percent and 0.24 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of September 30, 2011		As of December 31, 2010
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$49,660	0.50	$46,987	0.76
Due after one year through two years	14,275	2.47	13,751	1.50
Due after two years through three years	12,203	2.31	14,097	2.63
Due after three years through four years	2,271	2.17	4,378	3.70
Due after four years through five years	4,363	3.33	4,660	1.89
Due after five years	7,544	3.97	10,054	4.19

Total par value	90,316	1.51	93,927	1.70
Premiums	110		127
Discounts	(39)		(48)
Hedging adjustments	1,333		1,192

Total	$91,720		$95,198

The Bank’s consolidated obligation bonds outstanding by type:

	As of September 30, 2011	As of December 31, 2010
Noncallable	$59,381	$69,248
Callable	30,935	24,679

Total par value	$90,316	$93,927

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of September 30, 2011	As of December 31, 2010
Due or callable in one year or less	$64,468	$61,505
Due or callable after one year through two years	11,683	11,329
Due or callable after two years through three years	5,676	10,477
Due or callable after three years through four years	860	2,685
Due or callable after four years through five years	2,520	1,062
Due or callable after five years	5,109	6,869

Total par value	$90,316	$93,927

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The Bank’s participation in consolidated obligation discount notes, all of which are due within one year, was as follows:

	Weighted-average	Weighted-average	Weighted-average
	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2011	$16,057	$16,059	0.06

As of December 31, 2010	$23,915	$23,919	0.14

At September 30, 2011 and December 31, 2010, 7.03 percent and 5.41 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (Finance Agency) regulatory capital rules and requirements, as shown in the following table:

	Required	Required	Required	Required
	As of September 30, 2011		As of December 31, 2010
	Required	Actual	Required	Actual
Risk based capital	$2,155	$7,432	$2,377	$8,877
Total capital-to-assets ratio	4.00%	6.25%	4.00%	6.74%
Total regulatory capital*	$4,754	$7,432	$5,272	$8,877
Leverage ratio	5.00%	9.38%	5.00%	10.10%
Leverage capital	$5,943	$11,148	$6,590	$13,316

*	Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $319 and $529 in mandatorily redeemable capital stock at September 30, 2011 and December 31, 2010, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$385	$508	$529	$188
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	32	24	69	359
Withdrawal	—	—	1	—
Repurchase/redemption of mandatorily redeemable capital stock	(85)	(36)	(257)	(36)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(13)	(4)	(23)	(19)

Balance, end of period	$319	$492	$319	$492

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table shows the amount of mandatorily redeemable capital stock by year of redemption:

	As of September 30, 2011	As of December 31, 2010
Due in one year or less	$5	$—
Due after one year through two years	2	8
Due after two years through three years	49	12
Due after three years through four years	159	137
Due after four years through five years	98	366
Due after five years	6	6

Total	$319	$529

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

Note 10—Accumulated Other Comprehensive Loss

Components comprising other comprehensive (loss) income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	$(32)	$152	$22	$361
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	13	14	91	93

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	(19)	166	113	454

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(2)	(5)	(28)	(161)

Other comprehensive (loss) income	$(21)	$161	$85	$293

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for-sale Securities Noncredit Other- Than-Temporary- Impairment Losses	Held-to-maturity Securities Noncredit Other- Than-Temporary- Impairment Losses	Total
Balance, December 31, 2010	$(10)	$(392)	$—	$(402)
Other comprehensive income (loss) during the period	—	113	(28)	85
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	(28)	28	—

Balance, September 30, 2011	$(10)	$(307)	$—	$(317)

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

Interest-rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable rate for the same period of time. The variable rate received by the Bank in most interest-rate swap agreements is London Interbank Offered Rate (LIBOR).

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of September 30, 2011.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

As of September 30, 2011	As of September 30, 2011	As of September 30, 2011
	As of September 30, 2011	As of December 31, 2010
Total net exposure at fair value *	$61	$71
Cash collateral held	28	66

Net positive exposure after cash collateral	33	5
Other collateral	6	5

Net exposure after collateral	$27	$—

*	Includes net accrued interest receivable of $29 and $22 as of September 30, 2011 and December 31, 2010, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2011 was $3,902 for which the Bank has posted collateral of $3,705 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $144 of collateral (at fair value) to its derivative counterparties at September 30, 2011.

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

	$140,038	$140,038	$140,038	$140,038	$140,038	$140,038
	As of September 30, 2011			As of December 31, 2010

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$122,972	$1,489	$(4,780)	$126,484	$1,466	$(4,460)

Total derivatives in hedging relationships	122,972	1,489	(4,780)	126,484	1,466	(4,460)

Derivatives not designated as hedging instruments:
Interest rate swaps	4,566	18	(592)	7,725	26	(526)
Interest rate caps or floors	12,500	56	(41)	8,000	53	(38)

Total derivatives not designated as hedging instruments	17,066	74	(633)	15,725	79	(564)

Total derivatives before netting and collateral adjustments	$140,038	1,563	(5,413)	$142,209	1,545	(5,024)

Netting adjustments		(1,502)	1,502		(1,473)	1,473
Cash collateral and related accrued interest		(28)	3,705		(67)	3,096

Total collateral and netting adjustments *		(1,530)	5,207		(1,540)	4,569

Derivative assets and derivative liabilities		$33	$(206)		$5	$(455)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net losses on derivatives and hedging activities as presented in the Statements of Income:

Amount of Gain (Loss)	Amount of Gain (Loss)	Amount of Gain (Loss)
	Three Months Ended September 30,
	2011	2010
	Amount of Gain (Loss) Recognized in Net Losses on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Losses on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$28	$45

Total net gain related to fair value hedge ineffectiveness	28	45

Derivatives not designated as hedging instruments:
Interest rate swaps	(40)	(36)
Interest rate caps or floors	(20)	(7)
Net interest settlements	(35)	(32)

Total net loss related to derivatives not designated as hedging instruments	(95)	(75)

Net losses on derivatives and hedging activities	$(67)	$(30)

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Amount of Gain (Loss)	Amount of Gain (Loss)	Amount of Gain (Loss)
	Nine Months Ended September 30,
	2011	2010
	Amount of Gain (Loss) Recognized in Net Losses on Derivatives and Hedging Activities	Amount of Gain (Loss) Recognized in Net Losses on Derivatives and Hedging Activities
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$101	$139

Total net gain related to fair value hedge ineffectiveness	101	139

Derivatives not designated as hedging instruments:
Interest rate swaps	(15)	(114)
Interest rate caps or floors	(19)	(21)
Net interest settlements	(108)	(109)

Total net loss related to derivatives not designated as hedging instruments	(142)	(244)

Net losses on derivatives and hedging activities	$(41)	$(105)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	Three Months Ended September 30, 2011
Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$(889)	$912	$23	$(491)
Consolidated obligations:
Bonds	169	(164)	5	200

Total	$(720)	$748	$28	$(291)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Three Months Ended September 30, 2010
Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$(515)	$582	$67	$(708)
Consolidated obligations:
Bonds	204	(226)	(22)	237
Discount notes	2	(2)	—	—

Total	$(309)	$354	$45	$(471)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Nine Months Ended September 30, 2011

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$(508)	$618	$110	$(1,622)
Consolidated obligations:
Bonds	162	(171)	(9)	634
Discount notes	(2)	2	—	2

Total	$(348)	$449	$101	$(986)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Nine Months Ended September 30, 2010

Hedged Item Type	Gain (Loss) on Derivative	Gain (Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income *
Advances	$(1,013)	$1,186	$173	$(2,410)
Consolidated obligations:
Bonds	488	(519)	(31)	932
Discount notes	(6)	3	(3)	8

Total	$(531)	$670	$139	$(1,470)

*	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Note 12—Estimated Fair Values

The Bank records trading securities, available-for-sale securities and derivative assets and liabilities at fair value. A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Note 18 to the 2010 audited financial statements contained in the Bank’s Form 10-K. There have been no changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques or significant inputs during the nine-month period ended September 30, 2011.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of September 30, 2011
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,051	$—	$—	$3,051
Other FHLBank’s bond	—	83	—	—	83
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,137	—	—	3,137

Available-for-sale securities:
Private-label MBS	—	—	3,102	—	3,102
Derivative assets:
Interest-rate related	—	1,563	—	(1,530)	33

Total assets at fair value	$—	$4,700	$3,102	$(1,530)	$6,272

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,413)	$—	$5,207	$(206)

Total liabilities at fair value	$—	$(5,413)	$—	$5,207	$(206)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2010
	Fair Value Measurements Using			Netting Adjustment*	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,306	$—	$—	$3,306
Other FHLBank’s bond	—	74	—	—	74
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,383	—	—	3,383

Available-for-sale securities:
Private-label MBS	—	—	3,319	—	3,319
Derivative assets:
Interest-rate related	—	1,545	—	(1,540)	5

Total assets at fair value	$—	$4,928	$3,319	$(1,540)	$6,707

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,024)	$—	$4,569	$(455)

Total liabilities at fair value	$—	$(5,024)	$—	$4,569	$(455)

*	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Three Months Ended September 30,
	2011	2010
Balance, beginning of period	$3,308	$3,452
Transfer of private-label MBS from held-to-maturity to available-for-sale	21	78
Total (losses) gains realized and unrealized:*
Included in net impairment losses recognized in earnings	(19)	(14)
Included in other comprehensive loss	(23)	163
Settlements	(185)	(193)

Balance, end of period	$3,102	$3,486

*	Related to available-for-sale securities held at period end.

	Nine Months Ended September 30,
	2011	2010
Balance, beginning of period	$3,319	$2,256
Transfer of private-label MBS from held-to-maturity to available-for-sale	369	1,298
Total (losses) gains realized and unrealized:*
Included in net impairment losses recognized in earnings	(101)	(108)
Included in other comprehensive loss	104	447
Settlements	(589)	(407)

Balance, end of period	$3,102	$3,486

*	Related to available-for-sale securities held at period end.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value table presented below does not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of September 30, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$4	$4	$5	$5
Interest-bearing deposits	1,302	1,302	2	2
Federal funds sold	16,440	16,440	15,701	15,701
Trading securities	3,137	3,137	3,383	3,383
Available-for-sale securities	3,102	3,102	3,319	3,319
Held-to-maturity securities	17,223	17,262	17,474	17,511
Mortgage loans held for portfolio, net	1,742	1,909	2,039	2,189
Advances, net	75,363	75,683	89,258	89,330
Accrued interest receivable	318	318	388	388
Derivative assets	33	33	5	5

Liabilities:
Interest-bearing deposits	(3,170)	(3,170)	(3,093)	(3,093)
Consolidated obligations, net:
Discount notes	(16,057)	(16,058)	(23,915)	(23,916)
Bonds	(91,720)	(92,771)	(95,198)	(95,993)
Mandatorily redeemable capital stock	(319)	(319)	(529)	(529)
Accrued interest payable	(340)	(340)	(357)	(357)
Derivative liabilities	(206)	(206)	(455)	(455)

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $590,231 and $678,528 at September 30, 2011 and December 31, 2010, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2011		As of December 31, 2010
Outstanding notional	$21,764		$22,333
Original terms	Less than 12 months to 20 years	*	Less than two months to 20 years	*
Final expiration year	2030		2030

*	The Bank had outstanding one standby letter of credit for less than $1 as of September 30, 2011 and December 31, 2010, that has no stated maturity date and is subject to renewal on an annual basis.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $77 and $92 as of September 30, 2011 and December 31, 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2011 and December 31, 2010. Such commitments would be recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2011 and December 31, 2010, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $0 and $37, respectively, which can be sold or repledged by those counterparties.

At September 30, 2011, the Bank had committed to the issuance of $4,055 (par value) in consolidated obligation bonds, all of which were hedged with associated interest rate swaps that had traded but not yet settled. At December 31, 2010, the Bank had committed to the issuance of $118 (par value) in consolidated obligation bonds, of which $115 were hedged with associated interest rate swaps that had traded but not yet settled.

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

Note 14—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock may receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 20.1 percent of the Bank’s total regulatory capital stock as of September 30, 2011, was considered a related party. Total advances outstanding to Bank of America, N.A. were $15,439 and $25,040 as of September 30, 2011 and December 31, 2010, respectively. Total deposits held in the name of Bank of America, N.A. were less than $1 at September 30, 2011 and December 31, 2010. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the nine-month periods ended September 30, 2011 and 2010.

Note 15—Subsequent Events

On October 27, 2011, the Bank’s board of directors approved a cash dividend for the third quarter of 2011 in the amount of $12. The Bank paid the third quarter 2011 dividend on November 3, 2011.

On October 27, 2011, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $700 of excess capital stock on November 17, 2011. The amount of excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total excess capital stock as of November 10, 2011.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the third quarter and the first nine months ended September 30, 2011 and 2010. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2010.

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

Financial Condition

As of September 30, 2011, total assets were $118.9 billion, a decrease of $12.9 billion, or 9.82 percent, from December 31, 2010. This decrease was due primarily to a $13.9 billion, or 15.6 percent, decrease in advances, partially offset by a $1.9 billion increase in short-term investments. Advances, the largest asset on the Bank’s balance sheet, decreased consistent with recent trends. The increase in short-term investments was due primarily to a $1.3 billion increase in interest-bearing deposits during the period, as further discussed in “Management’s Discussion and Analysis – Financial Condition – Investments” below.

As of September 30, 2011, total liabilities were $112.1 billion, a decrease of $11.8 billion, or 9.52 percent, from December 31, 2010. This decrease was due primarily to an $11.3 billion, or 9.52 percent, decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

As of September 30, 2011, total capital was $6.8 billion, a decrease of $1.2 billion, or 14.5 percent, from December 31, 2010. This decrease was due primarily to the repurchase of $1.4 billion of excess capital stock and the payment of $42 million in dividends during the period.

Results of Operations

The Bank recorded net income of $32 million for the third quarter of 2011, a decrease of $42 million, or 57.5 percent, from net income of $74 million for the third quarter of 2010. This decrease was due primarily to a $37 million increase in net losses on derivatives and hedging activities, a $23 million decrease in net interest income, and a $5 million increase in net impairment losses recognized in earnings, partially offset by a $23 million decrease in total assessments during the period.

The Bank recorded net income of $121 million for the first nine months of 2011, a decrease of $76 million, or 39.0 percent, from net income of $197 million for the same period in 2010. This decrease was due primarily to a $62 million decrease in net interest income and a $41 million increase in noninterest expense, partially offset by a $27 million decrease in REFCORP assessments during the period.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 1.78 percent for the third quarter of 2011, compared to 3.71 percent for the third quarter of 2010. This decrease in ROE was due primarily to a decrease in net income during the period as discussed above. ROE spread to three-month average LIBOR decreased to 1.48 percent for the third quarter of 2011 compared to 3.32 percent for the third quarter of 2010. This decrease was due primarily to a 193 basis point decrease in ROE compared to a nine basis point decrease in LIBOR during the period.

The Bank’s annualized ROE was 2.13 percent for the first nine months of 2011, compared to 3.23 percent for the first nine months of 2010. This decrease in ROE was due primarily to a decrease in net income during the period as discussed above. ROE spread to three-month average LIBOR decreased to 1.84 percent for the first nine months of 2011 compared to 2.87 percent for the same period in 2010. This decrease was due primarily to a 110 basis point decrease in ROE compared to a seven basis point decrease in LIBOR during the period.

The Bank’s interest rate spread was 33 basis points and 32 basis points for the third quarter of 2011 and 2010, respectively, and 35 basis points and 33 basis points for the first nine months of 2011 and 2010, respectively. The Bank’s interest rate spread has remained relatively stable during the reported periods.

Business Outlook

The U.S. debt ceiling debate during early August, concerns about the continued weaknesses of the U.S. economy and stress in the European financial markets during the third quarter of 2011 continued to create a challenging environment in which to operate.

Advances continued to decrease during the third quarter of 2011, and the Bank expects this trend to continue for the near future. Standby letters of credit balances have been and are expected to continue to be relatively stable for the near future.

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

The Federal Reserve has taken several measures intended to depress interest rates, including an announcement that it expects to maintain short-term interest rates near zero until mid-2013 as well as to implement “Operation Twist” pursuant to which the Federal Reserve intends to drive down longer-term interest rates by purchasing longer-dated assets and selling shorter-dated assets. These measures are intended to spur business activity. These measures could adversely impact the Bank in various ways, including through lower market yields on investments, and faster prepayments on Bank investments with associated reinvestment risk. The Bank’s investment income and, in turn, the Bank’s financial condition and results of operations, could be adversely impacted to the extent that the foregoing, or similar, risks are realized. However, the Bank could also experience increased demand for advances if these measures result in increased business activity with associated demand for loans from Bank members that choose to fund such loans with advances. Increased demand for advances would tend to increase net interest income and offset any adverse impact on investment income. Accordingly, the Bank is not able to predict the full impact of the Federal Reserve’s measures to depress interest rates.

In the face of these challenges, the Bank continues to focus on protecting members’ investment in the Bank and positioning the Bank for future growth. The board of directors remains focused on supporting repurchases of excess capital stock and payments of dividends.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of and for the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Statements of Condition (at period end)
Total assets	$118,852	$116,817	$123,633	$131,798	$141,492
Investments (1)	41,204	36,979	39,876	39,879	39,126
Mortgage loans held for portfolio	1,743	1,828	1,916	2,040	2,195
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Advances, net	75,363	77,427	81,257	89,258	99,425
Interest-bearing deposits	3,170	3,008	2,955	3,093	6,201
Consolidated obligations, net:
Discount notes	16,057	20,573	15,700	23,915	27,599
Bonds	91,720	84,640	94,854	95,198	97,942
Total consolidated obligations, net (2)	107,777	105,213	110,554	119,113	125,541
Mandatorily redeemable capital stock	319	385	531	529	492
Affordable Housing Program payable	115	121	127	126	127
Payable to REFCORP	—	10	13	20	19
Capital stock - putable	5,910	6,333	7,263	7,224	7,480
Total retained earnings	1,203	1,184	1,160	1,124	1,051
Accumulated other comprehensive loss	(317)	(296)	(323)	(402)	(451)
Total capital	6,796	7,221	8,100	7,946	8,080

	As of and for the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Statements of Income (for the period ended)
Net interest income	115	119	131	131	138
Net impairment losses recognized in earnings	(19)	(37)	(52)	(11)	(14)
Net gains (losses) on trading securities	36	20	(34)	(87)	38
Net (losses) gains on derivatives and hedging activities	(67)	(20)	46	113	(30)
Other income (3)	—	1	1	1	1
Noninterest expense (4)	29	32	22	37	32
Income before assessments	36	51	70	110	101
Assessments (5)	4	13	19	29	27
Net income	32	38	51	81	74

Performance Ratios (%)
Return on equity (6)	1.78	2.01	2.56	3.99	3.71
Return on assets (7)	0.10	0.13	0.16	0.23	0.21
Net interest margin (8)	0.38	0.40	0.41	0.38	0.39
Regulatory capital ratio (at period end) (9)	6.25	6.76	7.24	6.74	6.38
Equity to assets ratio (10)	5.77	6.27	6.21	5.84	5.65
Dividend payout ratio (11)	40.09	37.89	28.74	9.23	11.51

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale and held-to-maturity.
(2)	The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable were as follows (in millions):

September 30, 2011	$590,231
June 30, 2011	623,513
March 31, 2011	656,491
December 31, 2010	678,528
September 30, 2010	682,238

(3)	Other income includes service fees and other.
(4)	For the three months ended September 30, 2010 amount includes $2 million, which represents the reversal of a portion of the provision for credit losses established on a receivable due from Lehman Brothers Special Financing Inc.
(5)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their REFCORP obligation.
(6)	Calculated as net income divided by average total equity.
(7)	Calculated as net income divided by average total assets.
(8)	Net interest margin is net interest income as a percentage of average earning assets.
(9)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(10)	Calculated as average equity divided by average total assets.
(11)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of September 30, 2011		As of December 31, 2010		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances, net	$75,363	63.41	$89,258	67.72	$(13,895)	(15.57)
Long-term investments	22,362	18.82	22,986	17.44	(624)	(2.71)
Short-term investments	18,842	15.85	16,893	12.82	1,949	11.54
Mortgage loans, net	1,742	1.47	2,039	1.55	(297)	(14.58)
Other assets	543	0.45	622	0.47	(79)	(12.79)

Total assets	$118,852	100.00	$131,798	100.00	$(12,946)	(9.82)

Consolidated obligations, net:
Discount notes	$16,057	14.33	$23,915	19.31	$(7,858)	(32.86)
Bonds	91,720	81.85	95,198	76.86	(3,478)	(3.65)
Deposits	3,170	2.83	3,093	2.50	77	2.51
Other liabilities	1,109	0.99	1,646	1.33	(537)	(32.62)

Total liabilities	$112,056	100.00	$123,852	100.00	$(11,796)	(9.52)

Capital stock	$5,910	86.96	$7,224	90.92	$(1,314)	(18.20)
Retained earnings	1,203	17.70	1,124	14.14	79	7.02
Accumulated other comprehensive loss	(317)	(4.66)	(402)	(5.06)	85	21.28

Total capital	$6,796	100.00	$7,946	100.00	$(1,150)	(14.48)

Advances

The decrease in advances from December 31, 2010 to September 30, 2011 was due to maturing advances, prepayments by large borrowers, member failures, and members’ significant deposit balances and slow loan growth. At September 30, 2011, 83.5 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the interest rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of September 30, 2011 and December 31, 2010, 81.8 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 3.15 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of September 30, 2011		As of December 31, 2010
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable-rate indexed	$11,282	15.97	$8,852	10.41
Fixed-rate	23,018	32.58	23,073	27.13
Convertible	9,672	13.69	12,592	14.80
Hybrid	25,627	36.28	39,415	46.34
Amortizing*	1,043	1.48	1,119	1.32

Total par value	$70,642	100.00	$85,051	100.00

*	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

The concentration of the Bank’s advances to its 10 largest borrowing institutions was as follows (dollars in millions):

	Advances to 10 largest borrowing member institutions	Percent of total advances outstanding
September 30, 2011	$44,856	63.50
December 31, 2010	58,043	68.25

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and, during the first two quarters of 2011, to satisfy the Bank’s annual REFCORP assessment. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation.

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

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of September 30, 2011	As of December 31, 2010	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,302	$2	$1,300	NM
Certificates of deposit	1,100	1,190	(90)	(7.56)
Federal funds sold	16,440	15,701	739	4.71

Total short-term investments	18,842	16,893	1,949	11.54

Long-term investments:
State or local housing agency debt obligations	110	111	(1)	(0.91)
U.S. government agency debt obligations	3,963	4,253	(290)	(6.80)
Mortgage-backed securities:
U.S. government agency securities	11,094	9,676	1,418	14.65
Private label	7,195	8,946	(1,751)	(19.57)

Total mortgage-backed securities	18,289	18,622	(333)	(1.79)

Total long-term investments	22,362	22,986	(624)	(2.71)

Total investments	$41,204	$39,879	$1,325	3.33

NM – Not meaningful

(1)	As of September 30, 2011, interest-bearing deposits includes a $1.3 billion business money market account with Branch Banking and Trust Company. As reported in the Bank’s Form 10-K, as of December 31, 2010, Branch Banking and Trust Company was one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

Prior to June 20, 2011, the Finance Agency limited an FHLBank’s investment in MBS and asset-backed securities by requiring that the total book value of MBS owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. Effective June 20, 2011, the value of securities used in the 300 percent of capital limit calculation was changed from book value to amortized historical costs for securities classified as held-to-maturity or available-for-sale, and fair value for securities classified as trading. These investments amounted to 250 percent and 210 percent of total capital plus mandatorily redeemable capital stock at September 30, 2011 and December 31, 2010, respectively. The Bank was below its target range of 250 percent to 275 percent at December 31, 2010 due to a lack of quality MBS at attractive prices during recent market conditions. The Bank suspended new purchases of private label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of September 30, 2011 compared to December 31, 2010.

As of September 30, 2011, the Bank had a total of 46 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $321 million and a total of 107 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $208 million. As of December 31, 2010, the Bank had a total of 44 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $397 million and a total of 130 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $234 million.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in detail in Note 6 to the Bank’s interim financial statements. Based on that impairment analysis, for the third quarter and first nine months of 2011, the Bank recognized total other-

than-temporary impairment losses of $8 million and $45 million, respectively, related to private-label MBS in its investment securities portfolio. The total amount of other-than-temporary impairment is calculated as the difference between the security’s amortized cost basis and its fair value. The credit related portion of $19 million and $108 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(11) million and $(63) million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss. For the third quarter and first nine months of 2010, the Bank recognized total other-than-temporary impairment losses of $5 million and $200 million, respectively, related to private-label MBS in its investment securities portfolio. The credit related portion of $14 million and $132 million, respectively, of these other-than-temporary impairment losses is reported in the Statements of Income as “Net impairment losses recognized in earnings.” The noncredit related portion of $(9) million and $68 million, respectively, of the other-than-temporary impairment losses is recorded as a component of other comprehensive loss.

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

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2010 to September 30, 2011 was due to the maturity of these assets during the period. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans. If the Bank does not resume purchasing mortgage loans under its mortgage purchase programs, each of the existing mortgage loans held for portfolio will mature according to the terms of its note unless prepaid prior to its scheduled maturity. The Bank purchased loans with contractual maturity dates extending out to 2038.

As of September 30, 2011 and December 31, 2010, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because the members that sold loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

000As of September 30, 2011000	000As of September 30, 2011000	000As of September 30, 2011000
	As of September 30, 2011	As of December 31, 2010
	Percent of Total	Percent of Total
South Carolina	24.51	24.50
Florida	22.43	21.07
Georgia	14.57	14.42
North Carolina	13.45	14.12
Virginia	8.94	9.19
All other	16.10	16.70

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. CO issuances financed 90.7 percent of the $118.9 billion in total assets at September 30, 2011, remaining relatively stable from 90.4 percent as of December 31, 2010.

The decrease in COs from December 31, 2010 to September 30, 2011 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing and prepaid advances during the period. COs outstanding at September 30, 2011 and December 31, 2010 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2011 and December 31, 2010, 81.2 percent and 77.3 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 3.53 percent and 0.24 percent, respectively, of the Bank’s variable-rate CO bonds were swapped.

As of September 30, 2011, callable CO bonds constituted 34.3 percent of the total par value of CO bonds outstanding, compared to 26.3 percent at December 31, 2010. This increase was due to market conditions during the third quarter of 2011 that made the issuance of swapped callable fixed maturity debt more attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty. The Bank generally will call a hedged CO bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

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

On July 15, 2011, S&P placed the long-term AAA credit ratings of 10 of the 12 FHLBanks, including the Bank, on CreditWatch with negative implications. S&P also placed the long-term AAA rating on the senior unsecured debt issues of the FHLBank System on CreditWatch with negative implications, and affirmed the short-term A-1+ ratings of all FHLBanks and the FHLBank System’s debt issues. These rating actions reflected S&P’s concurrent placement of the long-term sovereign credit rating of the U.S. on CreditWatch negative, and S&P’s view that the issuer credit ratings of the FHLBanks are constrained by such U.S. credit rating. On August 8, 2011, S&P downgraded the long-term senior unsecured debt issues of the FHLBank System to AA+ with a negative outlook, following S&P’s downgrade on August 5, 2011 of the U.S. long-term sovereign credit rating to AA+ with a negative outlook. Additionally, S&P placed the long-term credit ratings of all 12 FHLBanks, including the Bank, at AA+ with a negative outlook, and affirmed the short-term A-1+ ratings of all FHLBanks.

During the period immediately prior to August 2, 2011 (the date established by Treasury as the date the U.S. would begin defaulting on its debt obligations if the U.S. debt limit was not increased), capital markets tightened and demand for FHLBank CO bonds decreased. The Bank increased its issuance of

CO discount notes during this period; in addition, the Bank previously had increased its short-term liquidity during the month of July in anticipation of possible disruption in the capital markets due to the statutory debt limit debate. Debt issuance and pricing in the capital markets generally stabilized after the debt limit was increased on August 2, 2011, and the Bank did not experience a material impact on the Bank’s ability to issue COs or on the Bank’s financial condition or results of operations for the third quarter of 2011. However, any additional downgrade of the U.S. sovereign debt and a resultant downgrade of the FHLBanks could result in disruptions in the capital markets and increase the Bank’s cost of funds, which may adversely impact the Bank’s results of operations and financial condition.

In accordance with the agreement on the debt ceiling, a joint select committee on deficit reduction was convened to form a proposal for a minimum of $2.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have already been agreed to in connection with the agreement. These deficit reduction measures must be enacted by December 23, 2011, or $1.2 trillion in spending cuts will automatically take effect. S&P or other NRSROs could further downgrade the U.S. government, and in turn the FHLBanks, if this process results in weakened perceptions of the U.S. government’s commitment to satisfy its obligations or otherwise falls short of what the NRSROs believe is necessary for the U.S. government to retain its current credit ratings.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable at September 30, 2011 compared to December 31, 2010.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2011.

Capital

The decrease in total capital from December 31, 2010 to September 30, 2011 was due primarily to the repurchase of $1.4 billion of excess capital stock during the period.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulation delineates the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 30, 2011, the Bank received notification from the Director that, based on June 30, 2011 data, the Bank meets the definition of “adequately capitalized.”

As of September 30, 2011, the Bank had capital stock subject to mandatory redemption from 65 members and former members, consisting of B1 membership stock and B2 activity-based stock, compared to 63 members and former members as of December 31, 2010, consisting of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem or repurchase such stock until the expiration of the five-year redemption period or, with respect to activity-based stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis.

As of September 30, 2011 and December 31, 2010, the Bank’s outstanding stock included $1.9 billion and $2.7 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. On October 27, 2011, the Bank announced that it would purchase up to $700 million of excess shares on November 17, 2011. The Bank expects to repurchase excess capital stock on a quarterly basis at a similar level for the near future; however, determinations of excess capital stock repurchases are subject to the Bank’s actual financial performance for each quarter.

During the third quarter of 2011, the Bank paid $13 million in dividends. On October 27, 2011, the board of directors declared an annualized dividend rate of 0.80 percent for the third quarter, that was paid on November 3, 2011.

As more fully described in the Bank’s Form 10-K, the Bank, together with the other 11 FHLBanks, executed a Joint Capital Enhancement Agreement (as amended on August 5, 2011, the Amended Joint Capital Enhancement Agreement) which provides that upon satisfying the REFCORP obligation, each FHLBank will allocate a portion of its net income to a restricted retained earnings account to be established at each FHLBank. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation during the second quarter of 2011. In accordance with the Amended

Joint Capital Agreement, beginning in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a restricted retained earnings account until the balance of the account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. For further discussion of the Amended Joint Capital Agreement and related changes to the Bank’s amended capital plan, see the Bank’s Form 8-K filed on August 5, 2011.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2011 and 2010, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Net interest income	$115	$138	$(23)	(15.86)	$365	$427	$(62)	(14.46)
Noninterest loss	(50)	(5)	(45)	(837.58)	(125)	(117)	(8)	(6.94)
Noninterest expense	29	32	(3)	(2.85)	83	42	41	104.04
Total assessments	4	27	(23)	(87.63)	36	71	(35)	(50.04)
Net income	32	74	(42)	(57.49)	121	197	(76)	(38.95)

Net Interest Income

A primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees and certain derivative instruments and hedging activities related adjustments.

The decrease in net interest income during the third quarter and first nine months of 2011, compared to the same periods in 2010, was due primarily to a decrease in interest earned on the Bank’s long-term investments during the periods resulting from a decrease in yield on these investments.

As mentioned above, net interest income includes components of derivatives and hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability and included in net interest income and in the calculation of interest rate spread. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest rate spread. As discussed under Noninterest Income (Loss) below, the impact of derivatives and hedging on net interest income was a decrease of $336 million and $515 million for the third quarter of 2011 and 2010, respectively, and a decrease of $1.1 billion and $1.6 billion for the first nine months of 2011 and 2010, respectively.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities for the third quarter and the first nine months of 2011 and 2010 (dollars in millions).

Spread and Yield Analysis

	Rate ()	Rate ()	Rate ()	Rate ()	Rate ()	Rate ()
	Three Months Ended September 30,
	2011			2010

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$17,403	$6	0.14	$13,926	$9	0.25
Interest-bearing deposits (1)	4,190	1	0.12	4,000	2	0.20
Certificates of deposit	1,075	—	0.19	1,542	1	0.41
Long-term investments (2)	21,800	174	3.15	21,209	221	4.13
Advances	75,849	59	0.31	97,716	109	0.44
Mortgage loans held for portfolio (3)	1,786	24	5.37	2,257	30	5.25
Loans to other FHLBanks	3	—	0.11	2	—	0.20

Total interest-earning assets	122,106	264	0.86	140,652	372	1.05

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	822			942

Total assets	$122,927			$141,593

Liabilities and Capital
Deposits (4)	$2,771	—	0.02	$3,350	1	0.13
Short-term borrowings	22,182	4	0.06	21,441	10	0.19
Long-term debt	86,275	144	0.66	102,701	222	0.86
Other borrowings	363	1	0.70	500	1	0.62

Total interest-bearing liabilities	111,591	149	0.53	127,992	234	0.73

Other liabilities	4,237			5,607
Total capital	7,099			7,994

Total liabilities and capital	$122,927			$141,593

Net interest income and net yield on interest-earning assets		$115	0.38		$138	0.39

Interest rate spread			0.33			0.32

Average interest-earning assets to interest-bearing liabilities			109.42			109.89

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	Rate ()	Rate ()	Rate ()	Rate ()	Rate ()	Rate ()
	Nine Months Ended September 30,
	2011			2010

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$15,220	$18	0.16	$13,071	$22	0.23
Interest-bearing deposits (1)	3,235	3	0.13	3,658	5	0.18
Certificates of deposit	904	1	0.22	992	3	0.37
Long-term investments (2)	22,175	557	3.36	21,713	706	4.35
Advances	80,135	202	0.34	103,900	262	0.34
Mortgage loans held for portfolio (3)	1,876	75	5.33	2,362	93	5.26
Loans to other FHLBanks	3	—	0.14	1	—	0.18

Total interest-earning assets	123,548	856	0.93	145,697	1,091	1.00

Allowance for credit losses on mortgage loans	(1)			(1)
Other assets	888			1,019

Total assets	$124,435			$146,715

Liabilities and Capital
Deposits (4)	$2,818	1	0.04	$3,073	2	0.08
Short-term borrowings	19,632	15	0.10	17,531	19	0.14
Long-term debt	89,804	472	0.70	112,157	642	0.77
Other borrowings	451	3	0.94	411	1	0.39

Total interest-bearing liabilities	112,705	491	0.58	133,172	664	0.67

Other liabilities	4,155			5,375
Total capital	7,575			8,168

Total liabilities and capital	$124,435			$146,715

Net interest income and net yield on interest-earning assets		$365	0.40		$427	0.39

Interest rate spread			0.35			0.33

Average interest-earning assets to interest-bearing liabilities			109.62			109.40

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The Bank’s interest rate spread has remained relatively stable during the reported periods, increasing by one basis point during the third quarter of 2011, compared to the third quarter of 2010, and increasing by two basis points during the first nine months of 2011 compared to the same period in 2010.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the third quarter and first nine months of 2011, compared to the same periods in 2010, was primarily rate related.

Volume and Rate Table*

	Three Months Ended September 30,			Nine Months Ended September 30,

	2011 vs. 2010			2011 vs. 2010
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$2	$(5)	$(3)	$3	$(7)	$(4)
Interest-bearing deposits	—	(1)	(1)	(1)	(1)	(2)
Certificates of deposit	—	(1)	(1)	(1)	(1)	(2)
Long-term investments	6	(53)	(47)	15	(164)	(149)
Advances	(21)	(29)	(50)	(59)	(1)	(60)
Mortgage loans held for portfolio	(7)	1	(6)	(19)	1	(18)

Total	(20)	(88)	(108)	(62)	(173)	(235)

Increase (decrease) in interest expense:
Deposits	—	(1)	(1)	—	(1)	(1)
Short-term borrowings	1	(7)	(6)	2	(6)	(4)
Long-term debt	(32)	(46)	(78)	(121)	(49)	(170)
Other borrowings	—	—	—	—	2	2

Total	(31)	(54)	(85)	(119)	(54)	(173)

Increase (decrease) in net interest income	$11	$(34)	$(23)	$57	$(119)	$(62)

*	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)

	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Noninterest Income (Loss):
Net impairment losses recognized in earnings	$(19)	$(14)	$(5)	(39.59)	$(108)	$(132)	$24	18.12
Net gains on trading securities	36	38	(2)	(5.62)	22	118	(96)	(81.64)
Net losses on derivatives and hedging activities	(67)	(30)	(37)	(123.87)	(41)	(105)	64	60.99
Other	—	1	(1)	(76.92)	2	2	—	(6.93)

Total noninterest loss	$(50)	$(5)	$(45)	(837.58)	$(125)	$(117)	$(8)	(6.94)

The overall change in noninterest income (loss) for the third quarter and first nine months of 2011, compared to the same periods in 2010, was due primarily to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, and hedging related adjustments which are reported in net losses on derivatives and hedging activities (including those related to trading securities). The net gains of $36 million and $38 million on trading securities during the third quarter of 2011 and 2010, respectively, was due primarily to a decrease in long-term interest rates during those periods. Substantially all of the Bank’s trading securities are fixed interest-rate securities and 99.9 percent were swapped to a variable rate. The net losses of $67 million and $30 million on derivatives and hedging activities during the third quarter of 2011 and 2010, respectively, were due primarily to net losses of $37 million and $42 million, respectively, on non-qualifying hedges related to the Bank’s trading securities which are reported as part of net losses on derivatives and hedging activities.

The net gains of $22 million and $118 million on trading securities during the first nine months of 2011 and 2010, respectively, were due primarily to a decrease in long-term interest rates during the second and third quarters of both 2011 and 2010. There was a greater decrease in long-term interest rates during the second quarter of 2010 compared to the second quarter of 2011. The net losses of $41 million and $105 million on derivatives and hedging activities during the first nine months of 2011 and 2010, respectively, were due primarily to net losses of $13 million and $127 million, respectively, on non-qualifying hedges related to the Bank’s trading securities which are reported as part of net losses on derivatives and hedging activities.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	Three Months Ended September 30, 2011

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(55)	$—	$10	$—	$—	$(45)
Net interest settlements included in net interest income(2)	(491)	—	200	—	—	(291)

Total net interest (expense) income	(546)	—	210	—	—	(336)

Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	23	—	5	—	—	28
Gains (losses) on derivatives not receiving hedge accounting	6	(72)	2	—	(31)	(95)

Total net gains (losses) on derivatives and hedging activities	29	(72)	7	—	(31)	(67)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(517)	(72)	217	—	(31)	(403)

Net gains on trading securities(3)	—	36	—	—	—	36

Total net effect of derivatives and hedging activities	$(517)	$(36)	$217	$—	$(31)	$(367)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	Three Months Ended September 30, 2010

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(56)	$—	$12	$—	$—	$(44)
Net interest settlements included in net interest income(2)	(708)	—	237	—	—	(471)

Total net interest (expense) income	(764)	—	249	—	—	(515)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	67	—	(22)	—	—	45
(Losses) gains on derivatives not receiving hedge accounting	—	(80)	8	—	(3)	(75)

Total net gains (losses) on derivatives and hedging activities	67	(80)	(14)	—	(3)	(30)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(697)	(80)	235	—	(3)	(545)

Net gains on trading securities(3)	—	38	—	—	—	38

Total net effect of derivatives and hedging activities	$(697)	$(42)	$235	$—	$(3)	$(507)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	Nine Months Ended September 30, 2011

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(150)	$—	$30	$—	$—	$(120)
Net interest settlements included in net interest income(2)	(1,622)	—	634	2	—	(986)

Total net interest (expense) income	(1,772)	—	664	2	—	(1,106)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	110	—	(9)	—	—	101
Gains (losses) on derivatives not receiving hedge accounting	7	(123)	7	—	(33)	(142)

Total net gains (losses) on derivatives and hedging activities	117	(123)	(2)	—	(33)	(41)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(1,655)	(123)	662	2	(33)	(1,147)

Net gains on trading securities(3)	—	22	—	—	—	22

Total net effect of derivatives and hedging activities	$(1,655)	$(101)	$662	$2	$(33)	$(1,125)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

	Nine Months Ended September 30, 2010

	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(191)	$—	$43	$—	$—	$(148)
Net interest settlements included in net interest income(2)	(2,410)	—	932	8	—	(1,470)

Total net interest (expense) income	(2,601)	—	975	8	—	(1,618)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	173	—	(31)	(3)	—	139
(Losses) gains on derivatives not receiving hedge accounting	—	(242)	15	—	(17)	(244)

Total net gains (losses) on derivatives and hedging activities	173	(242)	(16)	(3)	(17)	(105)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(2,428)	(242)	959	5	(17)	(1,723)

Net gains on trading securities(3)	—	118	—	—	—	118

Total net effect of derivatives and hedging activities	$(2,428)	$(124)	$959	$5	$(17)	$(1,605)

(1)	Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income/expense on derivatives included in net interest income.
(3)	Includes only those gains or losses on trading securities that have an economic derivative “assigned,” therefore, this line may not agree to the income statement.

Noninterest Expense and Assessments

Noninterest expense remained relatively stable at $29 million and $32 million for the third quarter of 2011 and 2010, respectively. Noninterest expense was $83 million and $42 million for the first nine months of 2011 and 2010, respectively. The increase during the first nine months of 2011, compared to the same period in 2010, was due primarily to the Bank’s reduction in its provision for credit losses on a receivable due from Lehman Brothers Special Financing Inc. by $51 million during the first nine months of 2010, which resulted in an increase in income for that period.

Total assessments were $4 million and $27 million for the third quarter of 2011 and 2010, respectively, and $36 million and $71 million for the first nine months of 2011 and 2010, respectively. The decrease during the third quarter and first nine months of 2011, compared to the same periods in 2010, was due primarily to the satisfaction of the Bank’s REFCORP obligation during the second quarter of 2011 as previously discussed.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the third quarter of 2011. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank’s 45-day debt service goal is closely aligned with those recommended by the Finance Agency and reflects the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during the first nine months of 2011.

The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although investor demand may shift from consolidated obligation bonds to short-term consolidated obligation discount notes during periods of market stress or volatility, such as during part of the recent financial crisis. The Bank’s funding costs and ability to issue longer-term and structured debt generally returned to pre-financial crisis levels, but continue to reflect some market volatility.

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

During the month of July the Bank increased its issuance of CO discount notes to maintain a high level of short-term liquidity in anticipation of possible disruption in the capital markets as a result of the statutory debt limit debate. Although some temporary tightening occurred in the capital markets immediately prior to the August 2, 2011 debt limit deadline, the Bank was essentially unaffected as a result of its prior increase in liquidity. After the debt ceiling agreement was announced, the debt markets generally stabilized. The Bank maintained higher than historical levels of short-term liquidity during the third quarter of 2011, and expects to continue to do so for the near future, in order to take advantage of relatively attractive investment rates in a prolonged low-rate environment and protect against continued general market uncertainty.

As discussed above under “Financial Condition – Consolidated Obligations,” in August, Moody’s revised its rating outlook on the Aaa bond rating of the U.S., and consequently the ratings of the FHLBanks, to negative. On August 5, 2011, S&P downgraded the long-term sovereign credit rating of the U.S. from AAA to AA+, and consequently downgraded all the FHLBanks to AA+ on August 8, 2011. These actions reflect the rating agencies’ view that the ratings of the FHLBank System and the individual FHLBanks are constrained by the sovereign rating of the U.S. However, the Bank did not experience a material impact on its ability to meet its liquidity goals or on the Bank’s financial condition or results of operations for the third quarter of 2011. It is possible that any further changes to the U.S. sovereign credit rating, and consequently to the FHLBanks’ credit ratings, may cause disruptions in the financial markets, increase the Bank’s cost of funds, or decrease the Bank’s ability to access the capital markets, which may adversely impact the Bank’s ability to maintain sufficient liquidity levels.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at September 30, 2011 and December 31, 2010. As of September 30, 2011, the FHLBanks had $696.6 billion in aggregate par value of COs issued and outstanding, $106.4 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of September 30, 2011, the Bank had outstanding standby letters of credit of $21.8 billion with original terms of less than 12 months to 20 years, with the longest final expiration in 2030. As of December 31, 2010, the Bank had outstanding standby letters of credit of $22.3 billion with original terms of less than two months to 20 years, with the longest final expiration in 2030. The Bank expects its overall standby letter of credit activity to remain relatively stable for the near future. S&P’s downgrade of the U.S. sovereign credit rating and S&P’s related downgrade of the issuer credit ratings of the FHLBanks did not have a material impact on the Bank’s standby letter of credit activity during the third quarter of 2011. However, any further downgrade of the Bank’s credit rating by one or more NRSROs could negatively impact the Bank’s standby letter of credit activity, as beneficiaries may have certain issuer credit rating requirements. See “Financial Condition – Consolidated Obligations” and “Liquidity and Capital Resources” above for further discussion of recent actions taken by Moody’s and S&P.

The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals or for open-ended terms with annual renewals (commonly known as evergreen letters of credit) based on the creditworthiness of the member applicant and appropriate additional fees.

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make a payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the

Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2011. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of September 30, 2011, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted July 2010.

Dodd-Frank Act

The Bank’s business operations, funding costs, rights, and obligations, and the manner in which the Bank carries out its housing finance mission may be affected by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies, and reports are issued and finalized.

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

The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on the CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank’s swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the Bank is currently negotiating) and additional documentation with the Bank’s swap counterparties.

The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the Bank’s clearing member. Such commingling would put the Bank’s collateral at risk in the event of a default by another customer of the Bank’s clearing member. To the extent the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank’s interest rate risk.

It is also unclear how the final rule will treat the call and put optionality in certain advances to members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between the Bank and its member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of its advance activities, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the Bank’s hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank’s swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank’s swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making such trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until the third quarter of 2012, at the earliest.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contained in the existing order until the earlier of (i) the effective date of the applicable final rules further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank is also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the Federal Deposit Insurance Corporation (FDIC) and other applicable banking regulators, including the Federal Reserve Board, have rescinded their regulations prohibiting paying interest on demand deposits, effective July 21, 2011. The ability of the Bank’s members to pay interest on their customers’ demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce demand for Bank advances.

Oversight Council Authority to Supervise and Regulate Certain Nonbank Financial Companies. On October 18, 2011, the Financial Stability Oversight Council (Oversight Council) issued a notice of proposed rulemaking with a comment deadline of December 19, 2011 and guidance regarding the standards and procedures it will follow when it considers whether to designate nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board. This notice rescinded a prior proposal on these designations. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the Bank’s case, COs) issued. As of September 30, 2011, the Bank had $118.9 billion in total consolidated assets and $107.8 billion in total outstanding COs. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then the Bank’s operations and business could be adversely impacted by additional costs and business activity restrictions resulting from such oversight.

Significant Finance Agency Regulatory Actions

Home Affordable Refinance Program Changes. The Finance Agency, Fannie Mae and Freddie Mac (the Enterprises) have announced a series of changes to the Home Affordable Refinance Program that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. The Bank has estimated that less than 10 percent of the loans underlying the Bank’s total MBS portfolio is eligible for new refinancing or further refinancing under these new changes. Even if those eligible mortgage loans experience an increased rate of refinancing, the Bank believes there will be no material impact to the Bank’s financial condition or results of operations because the Bank’s agency MBS are primarily floating rate MBS and thus the mortgage loans refinance at an amount at or very near the Bank’s expected return.

Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for Fannie Mae and Freddie Mac, both of which are currently in conservatorship, and the FHLBanks, which are subject to the conservatorship and receivership authority of the Finance Agency. The final rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts and the priorities of claims for contract parties and other claimants. The final rule became effective July 20, 2011.

Other Significant Regulatory Actions

Anti-Money Laundering Regulation. The Financial Crimes Enforcement Network (FinCEN) announced on November 3, 2011 proposed regulations that would require the Fannie Mae, Freddie Mac and the FHLBanks (the GSEs) to develop anti-money laundering (AML) programs and file suspicious activity reports (SARs) with FinCEN. The GSEs, including the FHLBanks, currently file fraud reports with the Finance Agency, which then files SARs with FinCEN when the facts in a particular fraud report warrant a SAR under FinCEN’s reporting standards. The proposed regulations would require that the FHLBanks file SARS directly with FinCEN. The Bank is evaluating the impact of this proposal on its operations and comments on the proposal are due within 60 days of its publication in the Federal Register.

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

Credit Risk

The Bank faces credit risk with respect to its advances, investments, derivatives and mortgage loans.

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

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions):

00000Number of00000	00000Number of00000	00000Number of00000	00000Number of00000	00000Number of00000
	As of September 30, 2011		As of December 31, 2010
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	538	$65,239	569	$79,170
10	139	3,795	157	4,815

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of September 30, 2011, 10 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2011	$70,642	$179,639	65.29	10.48	24.23
As of December 31, 2010	85,051	188,212	67.43	10.19	22.38

Beginning in 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans, home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Market values, and thus LCVs, change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank. In the future, the Bank expects to expand this market-based valuation methodology to multifamily and commercial real estate collateral.

The following table provides information on FDIC-insured institutions that were placed into receivership during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
FHLBank Atlanta members	13	21	38	45
Non-FHLBank Atlanta members	13	20	36	82

Total FDIC-insured	26	41	74	127

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2011 and December 31, 2010.

Investments

While the Bank faces what it believes to be minimal credit risk on advances to members, it is subject to credit risk on certain unsecured investments, including interest-bearing deposits, certificates of deposits and federal funds sold.

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

The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a monthly basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In light of significant European sovereign credit concerns which triggered falling equity prices and higher credit default swap spreads, the Bank suspended overnight and term trading with its French counterparties. The Bank may further limit or suspend overnight and term trading for other European counterparties in addition to RMP and regulatory requirements.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $16.9 billion as of December 31, 2010 to $18.8 billion as of September 30, 2011. There were seven such counterparties (including Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of December 31, 2010, as reported in the Form 10-K) that represented 56.6 percent, and two such counterparties, Barclays Bank PLC and Nordea Bank of Finland PLC, that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit exposure is comprised primarily of federal funds sold.

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of September 30, 2011, the Bank’s long-term investment portfolio included $7.2 billion of private-label MBS, which represented 32.2 percent of the carrying value of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s investments held at September 30, 2011 and December 31, 2010, based on their credit ratings as of September 30, 2011 and December 31, 2010 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

As of September 30, 2011

Carrying Value (1)

	AAA	AAA	AAA	AAA	AAA	AAA	AAA	AAA	AAA	AAA
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,300	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,100	—	—	—	—	—	—	—
Federal funds sold	—	6,555	9,885	—	—	—	—	—	—	—

Total short-term investments	—	6,557	12,285	—	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	1	109	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	3,963	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	11,094	—	—	—	—	—	—	—	—
Private label	876	267	889	563	720	1,113	1,814	650	285	18

Total mortgage-backed securities	876	11,361	889	563	720	1,113	1,814	650	285	18

Total long-term investments	877	15,433	889	563	720	1,113	1,814	650	285	18

Total investments	$877	$21,990	$13,174	$563	$720	$1,113	$1,814	$650	$285	$18

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $81 million at September 30, 2011.

As of December 31, 2010

Carrying Value (1)

	AAA	AAA	AAA	AAA	AAA	AAA	AAA	AAA	AAA
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Interest-bearing deposits	$—	$2	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,190	—	—	—	—	—	—
Federal funds sold	—	7,016	8,685	—	—	—	—	—	—

Total short-term investments	—	7,018	9,875	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	111	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	4,253	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	9,676	—	—	—	—	—	—	—	—
Private label	2,766	455	1,084	355	712	1,049	1,708	608	209

Total mortgage-backed securities	12,442	455	1,084	355	712	1,049	1,708	608	209

Total long-term investments	16,806	455	1,084	355	712	1,049	1,708	608	209

Total investments	$16,806	$7,473	$10,959	$355	$712	$1,049	$1,708	$608	$209

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $104 million at December 31, 2010.

Subsequent to September 30, 2011, $2.1 billion, or 5.07 percent, of the Bank’s investments have been downgraded as of October 31, 2011 as outlined in the table below (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values at September 30, 2011
At September 30, 2011	At October 31, 2011	Private-label MBS		Non-MBS Investments
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	AA	$112	$109	$—	$—
	A	6	5	—	—
AA	A	—	—	1,000	1,000
	BBB	21	20	—	—
A	CCC	43	43	—	—
BBB	BB	29	27	—	—
B	CCC	114	107	—	—
	C	46	46	—	—
CCC	CC	301	301	—	—
	C	188	188	—	—
CC	C	229	229	—	—

Total		$1,089	$1,075	$1,000	$1,000

The following table presents all investments held on September 30, 2011 and on negative watch at October 31, 2011 (in millions):

	On Negative Watch - Balances Based on Carrying Values at September 30, 2011
	Private-label MBS		Non-MBS Investments
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$2	$3	$—	$—
A	—	—	90	90

Total	$2	$3	$90	$90

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At September 30, 2011, based on the classification by the originator at the time of origination, approximately 87.4 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization at September 30, 2011 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$26	$828	$854
AA	—	—	—	21	182	203
A	—	—	—	239	482	721
BBB	—	30	—	29	251	310
BB	—	107	10	320	286	723
B	—	18	134	360	572	1,084
CCC	191	797	360	746	34	2,128
CC	—	278	291	161	—	730
C	—	136	166	16	—	318
D	—	28	—	—	—	28

Total unpaid principal balance	$191	$1,394	$961	$1,918	$2,635	$7,099

Amortized cost	$174	$1,157	$815	$1,795	$2,612	$6,553

Gross unrealized losses	$—	$(59)	$(47)	$(181)	$(134)	$(421)

Fair value	$176	$1,106	$772	$1,615	$2,504	$6,173

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(27)	$(18)	$(29)	$(9)	$(83)
Non-credit-related losses	—	(18)	(18)	(25)	23	(38)

Total other-than-temporary impairment losses	$—	$(9)	$—	$(4)	$(32)	$(45)

Weighted average percentage of fair value to unpaid principal balance	92.23%	79.30%	80.41%	84.24%	94.99%	86.96%
Original weighted average credit support	15.72%	13.22%	9.89%	6.65%	3.18%	7.33%
Weighted average credit support	13.40%	7.38%	4.61%	7.66%	7.81%	7.41%
Weighted average collateral delinquency	17.93%	23.15%	20.03%	13.08%	7.05%	13.89%

	2004 and	2004 and	2004 and	2004 and	2004 and	2004 and
	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$29	$29
AA	—	—	—	—	65	65
A	—	—	—	—	175	175
BBB	—	—	—	—	253	253
B	—	—	—	—	82	82
CCC	—	—	—	188	—	188
CC	—	—	—	172	—	172
C	—	62	—	—	—	62

Total unpaid principal balance	$—	$62	$—	$360	$604	$1,026

Amortized cost	$—	$47	$—	$297	$605	$949

Gross unrealized losses	$—	$(4)	$—	$(95)	$(6)	$(105)

Fair value	$—	$42	$—	$203	$607	$852

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(2)	$—	$(23)	$—	$(25)
Non-credit-related losses	—	(2)	—	(23)	—	(25)

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	0.00%	68.13%	0.00%	56.37%	100.48%	83.07%
Original weighted average credit support	0.00%	12.29%	0.00%	26.46%	7.04%	14.17%
Weighted average credit support	0.00%	2.92%	0.00%	22.48%	11.42%	14.78%
Weighted average collateral delinquency	0.00%	34.73%	0.00%	39.52%	6.61%	19.84%

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	Variable-Rate	Variable-Rate	Variable-Rate	Variable-Rate	Variable-Rate	Variable-Rate
	As of September 30, 2011			As of December 31, 2010
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$1,105	$5,994	$7,099	$1,649	$7,041	$8,690
Alt-A	482	544	1,026	574	587	1,161

Total unpaid principal balance	$1,587	$6,538	$8,125	$2,223	$7,628	$9,851

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in detail in Note 6 to the Bank’s interim financial statements. Each quarter, the Bank updates the input assumptions used in the model to reflect the most current actual loan performance information and the most current housing market assumptions. During the third quarter of 2011, the current and forecasted economic trends included continued high unemployment, ongoing pressure on housing prices, limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages, a slower-than-expected recovery and an uncertain outlook.

The following table represents a summary of the significant inputs used for all of the Bank’s private-label MBS:

	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted	Weighted
	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2008	6.91	6.91 to 6.91	40.02	40.02 to 40.02	47.58	47.58 to 47.58	13.40	13.23 to 13.82
2007	10.15	7.93 to 22.97	13.26	0.69 to 26.83	38.08	19.95 to 48.51	5.41	3.06 to 8.92
2006	8.44	5.65 to 18.05	18.17	10.56 to 36.39	50.02	34.90 to 62.85	4.72	1.75 to 7.33
2005	10.11	5.11 to 13.31	11.09	0.99 to 34.84	36.44	19.65 to 50.50	7.44	4.62 to 14.42
2004	18.03	4.05 to 41.81	8.30	0.00 to 34.50	27.11	0.00 to 55.73	7.46	2.28 to 41.13
Total Prime	13.68	4.05 to 41.81	11.73	0.00 to 40.02	33.83	0.00 to 62.85	7.21	1.75 to 41.13

Alt-A:
2007	6.56	4.77 to 7.66	59.04	44.77 to 67.91	50.06	45.27 to 54.09	8.07	0.04 to 13.63
2006	6.35	5.52 to 7.57	58.22	51.13 to 65.34	50.16	44.39 to 55.57	4.50	1.22 to 6.18
2005	6.22	2.92 to 7.99	51.87	28.05 to 78.28	51.96	42.54 to 59.37	14.44	2.29 to 41.05
2004	10.70	7.79 to 16.83	9.75	0.00 to 42.10	30.91	0.00 to 57.77	11.88	3.44 to 39.55
Total Alt-A	7.47	2.92 to 16.83	44.61	0.00 to 78.28	45.81	0.00 to 59.37	10.25	0.04 to 41.05

Total	11.38	2.92 to 41.81	23.92	0.00 to 78.28	38.27	0.00 to 62.85	8.34	0.04 to 41.13

For those securities for which an other-than-temporary impairment was determined to have occurred during the third quarter of 2011, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	Credit Losses	Credit Losses	Credit Losses	Credit Losses	Credit Losses	Credit Losses
	Three Months Ended September 30,
	2011			2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$2	$(2)	$—	$5	$(5)
Securities previously impaired prior to current period*	(19)	(13)	(6)	(14)	(14)	—

Total	$(19)	$(11)	$(8)	$(14)	$(9)	$(5)

*	For the three months ended September 30, 2011 and 2010, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to July 1, 2011 and 2010.

	Nine Months Ended September 30,
	2011			2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(10)	$27	$(37)	$(38)	$159	$(197)
Securities previously impaired prior to current period*	(98)	(90)	(8)	(94)	(91)	(3)

Total	$(108)	$(63)	$(45)	$(132)	$68	$(200)

*	For the nine months ended September 30, 2011 and 2010, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2011 and 2010.

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

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.00 percent to 13.0 percent over the next three to nine months beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The below table presents projected home price recovery ranges by year under the adverse case scenario.

Range (%)
Year one	0.00 to 1.90
Year two	0.00 to 2.00
Year three	1.00 to 2.70
Year four	1.30 to 3.40
Years five and six	1.30 to 4.00
Thereafter	1.50 to 3.80

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

The following table shows the base case scenario and what the impact on other-than-temporary impairment would have been under the more stressful adverse case housing price scenario (dollars in millions). Under the adverse case housing price scenario, the Bank may recognize a credit loss in excess of the maximum credit loss, the difference between the security’s amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse case housing price scenario.

	Three Months Ended September 30, 2011
	Housing Price Scenario
	Base Case **			Adverse Case
	Number of Securities	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal Balance	Other-Than- Temporary Impairment Related to Credit Loss
Private-label MBS
Prime *	18	$1,317	$(14)	47	$3,216	$(103)
Alt-A*	1	172	(5)	2	181	(9)

Total	19	$1,489	$(19)	49	$3,397	$(112)

*	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.
**	Represents securities and related other-than-temporary impairment credit losses for the three months ended September 30, 2011.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2011 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of September 30, 2011, the Bank had $140.0 billion in total notional amount of derivatives outstanding compared to $142.2 billion at December 31, 2010. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of September 30, 2011, 95.4 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were two, Deutsche Bank AG and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2010, 99.2 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were no counterparties that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	at Fair Value	at Fair Value	at Fair Value	at Fair Value
	As of September 30, 2011
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$39,469	$1	$—	$1
A	94,196	54	28	26
BBB	6,324	—	—	—
Member institutions*	49	6	6	—

Total derivatives	$140,038	$61	$34	$27

*	Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	at Fair Value	at Fair Value	at Fair Value	at Fair Value
	As of December 31, 2010
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$42,689	$—	$—	$—
A	98,353	66	66	—
BBB	121	—	—	—
Member institutions*	1,046	5	5	—

Total derivatives	$142,209	$71	$71	$—

*	Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, and purchased caps and floors that have a net positive market value, if the counterparty defaults and the related collateral pledged to the Bank, if any, is of no value to the Bank.

In the foregoing tables, “Net exposure after collateral” includes uncollateralized exposures that result when credit exposures to specific counterparties fall below collateralization trigger levels. The Bank experienced an increase in the number of counterparties that were below collateralization trigger levels at September 30, 2011 compared to December 31, 2010. Any net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and the Finance Agency regulations if the counterparty has an NRSRO rating. Under the Bank’s RMP, certain term restrictions may apply to a counterparty rated A or lower. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $144 million of collateral (at fair value) to its derivative counterparties at September 30, 2011.

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

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers, consisting of borrower equity, primary and/or supplemental mortgage insurance, loss accounts funded by the participating financial institution (PFI), and other forms of credit enhancement provided by the PFI. These loss layers are discussed in further detail in the Bank’s Form 10-K. Given the amount of loans outstanding, the aggregate credit enhancement available, and the historical performance of the MPF and MPP loans, the Bank believes its credit exposure under MPF and MPP was not significant as of September 30, 2011.

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

			As of September 30, 2011	As of December 31, 2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount

Advances

Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges Non-qualifying hedges	$12,679 100	$13,632 100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges Non-qualifying hedges	34,772 741	50,519 1,241
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	93	413
Pay variable with embedded features, receive variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	323
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	273	216

		Total	48,658	66,444

Investments

Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	2,678	2,950
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50

		Total	2,728	3,000

Consolidated Obligation Bonds

Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges Non-qualifying hedges	42,633 350	38,310 2,850
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	31,646	21,962
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	30
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	100	—

		Total	74,749	63,152

Consolidated Obligation Discount Notes

Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	1,129	1,295

		Total	1,129	1,295

Balance Sheet

Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	175	225
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	6,000

		Total	12,675	6,225

			As of September 30, 2011	As of December 31, 2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount

Intermediary Positions and Other

Pay fixed, receive fixed interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	—	1
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	99	92
Interest rate cap or floor	To offset interest rate caps or floors executed with members by executing interest rate caps or floors with derivatives counterparties.	Non-qualifying hedges	—	2,000

		Total	99	2,093

Total notional amount			$140,038	$142,209

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

Effective Duration Exposure

(In years)

	As of September 30, 2011			As of December 31, 2010
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	0.58	0.36	—	0.67	0.46	0.01
Liabilities	0.50	0.53	0.07	0.50	0.57	0.23
Equity	1.65	(1.99)	(1.04)	2.95	(0.97)	(2.89)
Effective duration gap	0.08	(0.17)	(0.07)	0.17	(0.11)	(0.22)

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing the fair value hierarchy approach as more fully described in Note 18 to the 2010 audited financial statements contained in the Bank’s Form 10-K. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. The Bank’s total capital decreased by $1.2 billion from December 31, 2010 to September 30, 2011 primarily due to the repurchase of $1.4 billion of excess capital stock during the period, and the market value of equity decreased by $1.4 billion during this same period.

Market Value of Equity

(In millions)

	As of September 30, 2011			As of December 31, 2010
	Up 200 Basis Points	Current	Down 200 Basis Points*	Up 200 Basis Points	Current	Down 200 Basis Points*
Assets	$112,978	$114,250	$114,847	$125,891	$127,451	$128,219
Liabilities	106,376	107,506	107,992	118,095	119,338	120,156
Equity	6,602	6,744	6,855	7,796	8,113	8,063

*	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks”, intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4.	Controls and Procedures

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

As of September 30, 2011, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2011, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 18, 2011, the Bank filed a complaint in the State Court of Fulton County, Georgia relating to material misrepresentations in the offering documents of thirty private-label MBS sold to the Bank. The Bank’s complaint is an action for monetary damages and other relief and alleges violations of the Georgia RICO (Racketeer Influenced and Corrupt Organizations) Act, fraud and negligent misrepresentation in violation of Georgia law. The parties are awaiting a decision on the defendants’ motion to dismiss. For a discussion of this litigation, see “Part I. Item 3. Legal Proceedings” in the Bank’s Form 10-K, and “Part II. Item 1. Legal Proceedings” in the Bank’s Form 10-Q for the period ended March 31, 2011 and for the period ended June 30, 2011.

On January 21, 2011, the Bank (together with certain other private-label MBS holders) instructed Bank of New York, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to Intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. On August 26, 2011, certain other interested investors (Objectors) removed the action to the United States District Court, Southern District of New York; Bank of New York subsequently moved to remand the action back to state court. On October 19, 2011, the district court denied the motion to remand. On October 31, 2011, the Institutional Investors filed a petition with the United States Court of Appeals for the Second Circuit seeking to appeal the denial of motion to remand. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement. For a discussion of this proceeding, see “Part I. Item 3. Legal Proceedings” in the Bank’s Form 10-K, and “Part II. Item 1. Legal Proceedings” in the Bank’s Form 10-Q for the period ended June 30, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta(3)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101	Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended September 30, 2011, filed on November 10, 2011, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.+

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
(2)	Filed on September 27, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
(3)	Filed on August 5, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: November 10, 2011	By:	/s/ W. Wesley McMullan
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

	By:	/s/ Kirk R. Malmberg
	Name:	Kirk R. Malmberg
	Title:	Executive Vice President and Chief Financial Officer