Form 10-K
period 2011-12-31
Federal Home Loan Bank of Atlanta
filed 2012-03-23
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the stock held by current and former members of the registrant was $6,717,491,500, and 67,174,915 total shares were outstanding as of that date. At February 29, 2012, 61,971,001 total shares were outstanding.

Important Notice About Information in this Annual Report

In this annual report on Form 10-K (Report), unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 12 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the FHLBanks and the Federal Home Loan Banks Office of Finance (Office of Finance), as regulated by the Federal Housing Finance Agency (Finance Agency). “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.

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

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same. Forward-looking statements include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

•	the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•	future performance, including profitability, dividends, developments, or market forecasts;

•	forward-looking accounting and financial statement effects; and

•	those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

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

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, any one or more of the following factors:

•

future economic and market conditions, including, for example, inflation and deflation, the timing and volume of market activity, general consumer confidence and spending habits, the strength of local economies in which the Bank conducts its business, and interest-rate changes that affect the housing markets;

•	demand for Bank advances resulting from changes in members’ deposit flows and credit demands, as well as from changes in other sources of funding and liquidity available to members;

•

volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for the obligations of Bank members and counterparties to derivatives and similar agreements;

•	the risk of changes in interest rates on the Bank’s interest-rate sensitive assets and liabilities;

•

changes in various governmental monetary or fiscal policies, as well as legislative and regulatory changes, including changes in accounting principles generally accepted in the United States of America (GAAP) and related industry practices and standards, or the application thereof;

•	changes in the credit ratings of the U.S. government and/or the FHLBanks;

•

political, national, and world events, including acts of war, terrorism, natural disasters or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulator, and/or investors in the consolidated obligations of the FHLBanks;

•	competitive forces, including other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals;

•

the Bank’s ability to develop, implement, promote the efficient performance of, and support technology and information systems, including the internet, sufficient to measure and effectively manage the risks of the Bank’s business;

•

changes in investor demand for consolidated obligations of the FHLBanks and/or the terms of derivatives and similar agreements, including changes in investor preference and demand for certain terms of these instruments, which may be less attractive to the Bank, or which the Bank may be unable to offer;

•	the Bank’s ability to introduce, support, and manage the growth of new products and services and to successfully manage the risks associated with those products and services;

•	the Bank’s ability to successfully manage the risks associated with any new types of collateral securing advances;

•

the availability from acceptable counterparties, upon acceptable terms, of options, interest-rate and currency swaps, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes;

•	the uncertainty and costs of litigation, including litigation filed against one or more of the FHLBanks;

•	changes in the FHLBank Act or Finance Agency regulations that affect FHLBank operations and regulatory oversight;

•	adverse developments or events, including financial restatements, affecting or involving one or more other FHLBanks or the FHLBank System in general; and

•	other factors and other information discussed herein under the caption “Risk Factors” and elsewhere in this Report, as well as information included in the Bank’s future filings with the SEC.

The forward-looking statements may not be realized due to a variety of factors, including, without limitation, those risk factors provided under Item 1A of this Report and in future reports and other filings made by the Bank with the SEC. The Bank operates in a changing economic environment, and new risk factors emerge from time to time. Management cannot accurately predict any new factors, nor can it assess the effect, if any, of any new factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ from those implied by any forward-looking statements.

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

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies, and certified community development financial institutions (CDFIs) chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank’s stock is owned entirely by current or former members and is not publicly traded. As of December 31, 2011, the Bank’s membership totaled 1,062 financial institutions, comprising 757 commercial banks, 96 savings banks, 39 thrifts, 154 credit unions, 15 insurance companies, and one certified CDFI.

The primary function of the Bank is to provide readily available, competitively priced funding to these member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community development.

The primary source of funds for the Bank is proceeds from the sale to the public of FHLBank debt instruments, known as “consolidated obligations,” or “COs,” which are the joint and several obligations of all of the FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funds to the Bank. The Bank accepts deposits from both member and eligible nonmember financial institutions and federal instrumentalities. The Bank also provides members and nonmembers with correspondent banking services such as safekeeping, wire transfer, and cash management.

The Bank is exempt from ordinary federal, state, and local taxation, except real property taxes, and it does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

As of December 31, 2011, the Bank had total assets of $125.3 billion, total advances of $87.0 billion, total deposits of $2.7 billion, total COs of $115.0 billion, and a retained earnings balance of $1.3 billion. The Bank’s net income for the year ended December 31, 2011 was $184 million. The Bank manages its operations as one business segment. Management and the Bank’s board of directors review enterprise-wide financial information in order to make operating decisions and assess performance.

The Finance Agency was established and became the independent regulator of the FHLBanks effective July 30, 2008 with the passage of the Housing and Economic Recovery Act of 2008 (Housing Act). Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the former Federal Housing Finance Board (Finance Board) will remain in effect until modified, terminated, set aside, or superseded by the Finance Agency Director, any court of competent jurisdiction, or operation of law. The Finance Agency’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Office of Finance, a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks’ debt instruments and prepares the combined quarterly and annual financial reports of the FHLBanks.

Products and Services

The Bank’s products and services include the following:

•	Credit Products;

•	Community Investment Services; and

•	Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include both advances and standby letters of credit.

Advances

Advances are the Bank’s primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called “housing associates” (nonmembers that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank’s outstanding advances was $87.0 billion and $89.3 billion as of December 31, 2011 and 2010, respectively, and advances represented 69.4 percent and 67.7 percent of total assets as of December 31, 2011 and 2010, respectively. Advances generated 23.2 percent, 22.8 percent, and 38.9 percent of total interest income for the years ended December 31, 2011, 2010, and 2009, respectively.

Advances serve as a funding source to the Bank’s members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

Generally, member institutions use the Bank’s advances for one or more of the following purposes:

•	providing funding for single-family mortgages and multifamily mortgages held in the member’s portfolio, including both conforming and nonconforming mortgages;

•	providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	providing funding for commercial real estate loans;

•

assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member’s balance sheet to interest-rate changes; and

•	providing a cost-effective alternative to meet contingent liquidity needs.

Pursuant to statutory and regulatory requirements, the Bank may make long-term advances only for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which may include, for community financial institutions, defined small business loans, small farm loans, small agri-business loans, and community development loans. The Bank indirectly monitors the purpose for which members use advances through limitations on eligible collateral and as described below.

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

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law.

Pursuant to its regulations, the Federal Deposit Insurance Corporation (FDIC) has recognized the priority of an FHLBank’s security interest under the FHLBank Act, and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution.

The Bank offers standard and customized advances to fit a variety of member needs. Generally, the Bank offers maturities as described below, but longer maturities are available subject to a member’s financial condition and available funding. The Bank’s advances include, among other products, the following:

Adjustable or variable rate indexed advances. Adjustable or variable rate indexed advances include:

•

Daily Rate Credit Advance (DRC Advance). The DRC Advance provides short-term funding with rate resets on a daily basis, similar to federal funds lines. The DRC Advance is available generally from one day to 24 months.

•	Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is a long-term advance available for a term generally of up to 10 years with rate resets at specified intervals.

•

Capped and Floored Advances. The capped advance includes an interest-rate cap, while the floored advance includes an interest-rate floor. The interest rate on the advance adjusts according to the difference between the interest-rate cap/floor and the established index. The Bank offers this product with a maturity generally of one year to 10 years.

•

Float-to-Fixed Advance. This advance is an advance that floats to London Interbank Offered Rate (LIBOR) and changes to a predetermined fixed rate on a predetermined date prior to maturity. The Bank offers this product with a maturity generally of up to 20 years. The float-to-fixed advance is a new product that became available to members beginning in the third quarter of 2011.

Fixed rate advances. Fixed rate advances include:

•	Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity generally from one month to 10 years.

•

Callable Advance. The callable advance is a fixed-rate advance with a fixed maturity and the option for the member to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity generally of up to 10 years with options from three months to 10 years.

•

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

Hybrid advances. The hybrid advance is a fixed- or variable-rate advance that allows the inclusion of interest-rate caps and/or floors. The Bank offers this product with a maturity generally of up to 10 years with options from three months to 10 years.

Convertible advances. In a convertible advance, the Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank’s option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options from three months to 15 years.

In 2012, the Bank expects to offer members additional flexibility to customize advances by allowing members to combine one or more of the above advance features in a single advance.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions). See Note 9–Advances to the audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$10,977	13.29	$8,852	10.41
Fixed rate(1)	37,038	44.86	23,073	27.13
Hybrid	25,082	30.38	39,415	46.34
Convertible	8,276	10.02	12,592	14.80
Amortizing(2)	1,196	1.45	1,119	1.32

Total par value	$82,569	100.00	$85,051	100.00

(1)	Includes convertible advances whose conversion options have expired.
(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

The Bank establishes interest rates on advances using the Bank’s cost of funds on COs and the interest-rate swap market. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

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

The following table presents information on the Bank’s 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2011
Institution	City, State	Advances Par Value	Percent of Total Advances	Weighted- average Interest Rate (%) (1)
Bank of America, National Association	Charlotte, NC	$16,039	19.43	3.47
Branch Banking and Trust Company	Winston Salem, NC	9,098	11.02	3.29
Navy Federal Credit Union	Vienna, VA	7,605	9.21	3.27
SunTrust Bank	Atlanta, GA	7,027	8.51	0.16
Capital One, National Association	McLean, VA	6,373	7.72	0.28
Compass Bank	Birmingham, AL	2,944	3.57	1.44
E*TRADE Bank	Arlington, VA	2,274	2.75	3.18
BankUnited	Miami Lakes, FL	2,215	2.68	3.07
Regions Bank	Birmingham, AL	1,910	2.31	0.95
Pentagon Federal Credit Union	Alexandria, VA	1,506	1.82	4.07

Subtotal (10 largest borrowers)		56,991	69.02	2.45
Subtotal (all other borrowers)		25,578	30.98	2.78

Total par value		$82,569	100.00	2.55

(1) The average interest rate of the member’s advance portfolio weighted by each advance’s outstanding balance.

A description of the Bank’s credit risk management and collateral valuation methodology as it relates to its advance activity is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prudent Risk Management and Appetite—Credit Risk.

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for terms of two months up to 20 years or for a one year term renewable annually. The Bank requires members to fully collateralize the face amount of any letter of credit issued by the Bank during the term of the letter of credit, and the Bank charges the member an annual fee based on the face amount of the letter of credit. If the Bank is required to make payment for a beneficiary’s draw, these amounts must be reimbursed by the member immediately or, subject to the Bank’s discretion, may be converted into an advance to the member. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as contingent liabilities because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $21.5 billion and $22.3 billion of outstanding standby letters of credit as of December 31, 2011 and 2010, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank’s 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2011
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$23,174	22.27
Branch Banking and Trust Company	Winton Salem, NC	14,492	13.92
SunTrust Bank	Atlanta, GA	8,787	8.44
Navy Federal Credit Union	Vienna, VA	7,605	7.31
Capital One, National Association	McLean, VA	6,621	6.36
Compass Bank	Birmingham, AL	6,297	6.05
E*TRADE Bank	Arlington, VA	2,274	2.18
BankUnited	Miami Lakes, FL	2,216	2.13
RBC Bank (USA) (1)	Raleigh, NC	2,204	2.12
Regions Bank	Birmingham, AL	2,051	1.97

Subtotal (10 largest borrowers)		75,721	72.75
Subtotal (all other borrowers)		28,358	27.25

Total advances par value and standby letters of credit		$104,079	100.00

(1)	After close of business on March 9, 2012, RBC Bank (USA) merged with and into PNC Bank, National Association, a nonmember.

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory income to its Affordable Housing Program (AHP), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for the Resolution Funding Corporation (REFCORP), discussed under the heading Taxation/Assessments below.

AHP provides direct subsidy funds or subsidized advances to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income individuals and families. The Bank offers a competitive AHP, a set-aside AHP, and a discounted advance program that supports projects that provide affordable housing to those individuals and families. A description of each program is as follows:

•	the competitive AHP is offered annually through a competitive application process and provides funds for either rental or ownership projects submitted through member financial institutions;

•

the set-aside AHP currently consists of five distinct products: First-time Homebuyer, Community Stability, Foreclosure Recovery, Energy Efficiency/Weatherization, and Accessibility Rehabilitation. Except for the First-time Homebuyer product, each of the set-aside AHP products are new products offered by the Bank in 2011. The set-aside AHP products are available on a first-come, first-served basis and provide funds through member financial institutions to be used for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of a home for families at or below 80 percent of the area median income; and

•

the discounted advance program consists of the Community Investment Program and the Economic Development Program, each of which provides the Bank’s members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

During the first quarter of 2011, the Bank discontinued its Economic Development and Growth Enhancement Program (EDGE). The EDGE was a selective program that provided subsidized advances to member financial institutions for specific community economic development projects; however, EDGE experienced low utilization by members.

For the years ended December 31, 2011 and 2010, AHP assessments were $21 million and $31 million, respectively.

Cash Management and Other Services

The Bank provides a variety of services to help members meet day-to-day cash management needs. These services include cash management services that support member advance activity, such as daily investment accounts, automated clearing house transactions, and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank’s members.

The Bank also acts as an intermediary for its members that have limited or no access to the capital markets but need to enter into derivatives. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank entering into a derivative with a member and then entering into a mirror-image derivative with one of the Bank’s approved counterparties. The derivatives entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image derivatives. The net result of the accounting for these derivatives is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Updates for a discussion of new and pending regulations that may affect the Bank’s ability to continue to act as an intermediary for its members in derivatives transactions.

Mortgage Loan Purchase Programs

Historically, the Bank offered mortgage loan purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. These programs, the Mortgage Partnership Finance® Program1 (MPF® Program or MPF) and the Mortgage Purchase Program (MPP), are authorized under applicable regulations. Under both the MPF Program and MPP, the Bank purchased loans directly from member participating financial institutions (PFIs). The loans consisted of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may have included qualifying conventional conforming, Federal Housing Administration (FHA) insured, and Veterans Administration (VA) guaranteed fixed-rate mortgage loans. The Bank also purchased participation interests in loans on affordable multifamily rental properties through its Affordable Multifamily Participation Program (AMPP).

The Bank ceased purchasing new mortgage assets under MPF and MPP in 2008, and stopped purchasing participation interests under AMPP in 2006. The Bank purchased loans with contractual maturity dates extending out to 2038. The Bank plans to continue to support its existing MPP, MPF, and AMPP portfolios, which eventually will be reduced to zero in the ordinary course of the maturities of the assets.

Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs, so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through its mortgage loan purchase programs.

1	“Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank Chicago.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prudent Risk Management and Appetite—Credit Risk.

MPF Program

The unpaid principal balance of MPF loans held by the Bank was $1.4 billion and $1.8 billion at December 31, 2011 and 2010, respectively. FHLBank Chicago developed the MPF Program and, as the MPF provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. FHA-insured and VA-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The Bank held $123 million and $160 million in FHA/VA loans under the MPF Program as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, three of the Bank’s MPF PFIs, Branch Banking and Trust Company, SunTrust Bank and Capital One, National Association, which like all PFIs are currently inactive, were among the Bank’s top 10 borrowers.

MPP

The unpaid principal balance of MPP loans held by the Bank was $193 million and $241 million as of December 31, 2011 and 2010, respectively. As the Bank operates its MPP independently of other FHLBanks, it has greater control over the prices offered to its customers, quality of customer service, relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank’s ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. As of December 31, 2011, there were no MPP PFIs that were among the Bank’s top 10 borrowers.

AMPP

The Bank held participation interests in AMPP loans with an unpaid principal balance of $21 million as of December 31, 2011 and 2010.

Investments

The Bank maintains a portfolio of short- and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. Investment income also enhances the Bank’s capacity to meet its commitments to affordable housing and community investment, cover operating expenses, and satisfy the Bank’s annual REFCORP assessment, discussed below. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments.

The Bank’s short-term investments were $14.5 billion and $16.9 billion as of December 31, 2011 and 2010, respectively. The Bank’s long-term investments were $21.7 billion and $23.0 billion as of December 31, 2011 and 2010, respectively. Short- and long-term investments represented 28.9 percent and 30.3 percent of the Bank’s total assets as of December 31, 2011 and 2010, respectively. These investments generated 68.0 percent, 68.5 percent and 54.4 percent of total interest income for the years ended December 31, 2011, 2010, and 2009, respectively.

The Bank’s short-term investments consist of overnight and term federal funds sold, certificates of deposit, and interest-bearing deposits. The Bank’s long-term investments consist of mortgage-backed securities (MBS) issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s Investors Service (Moody’s) or Standard and Poor’s Ratings Services (S&P), securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and COs issued by other FHLBanks.

The Bank’s MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank’s list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance at December 31, 2011 and 2010 included MBS with a carrying value of $3.0 billion and $3.9 billion, respectively, issued by one of the Bank’s members and its affiliates with dealer relationships. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prudent Risk Management and Appetite—Credit Risk.

Prior to June 20, 2011, Finance Agency regulations further limited the Bank’s investment in MBS and asset-backed securities by requiring that the total carrying value of MBS owned by the Bank not exceed 300 percent of the Bank’s previous month-end total capital, as defined by regulation, plus mandatorily redeemable capital stock on the day it purchases the securities. Effective June 20, 2011, the value of securities used in the 300 percent of capital limit calculation was changed from carrying value to amortized historical cost for securities classified as held-to-maturity or available-for-sale, and fair value for securities classified as trading. For discussion regarding the Bank’s compliance with this regulatory requirement, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.

The Bank periodically invests in the outstanding COs issued by other FHLBanks as a part of its investment strategy. A description of the FHLBanks’ COs appears below under the heading Funding Sources—Consolidated Obligations. The terms of these investment COs generally are similar to the terms of COs issued by the Bank. At the time of such investment decision, however, indebtedness of the Bank may not be available for repurchase. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” COs issued by the Bank.

The Bank purchases COs issued by other FHLBanks through third-party dealers as long-term investments, consistent with Finance Agency regulations and guidance. These investments provide a relatively predictable source of liquidity while at the same time maximizing earnings and the Bank’s leveraged capital ratio (as these longer-term investments typically earn a higher yield than short-term investments such as term federal funds sold). The Bank purchases long-term debt issued by other GSEs for the same reason, and generally the rates of return on such other long-term debt are similar to those on COs of the same maturity.

Normally, at the time of purchase of these investments, the Bank also enters into derivatives with mirror-image terms to the investments to offset price movements in the investment. This hedging helps maintain an appropriate repricing balance between assets and liabilities. At December 31, 2011 and 2010, the Bank held only one other FHLBank’s CO bond, in the amounts indicated in the table below.

The following table sets forth the Bank’s investments in U.S. agency securities (dollars in millions):

	As of December 31,
	2011			2010
	Amount	Percent of Total Investments	Weighted -average Yield (%)	Amount	Percent of Total Investments	Weighted -average Yield (%)
Government-sponsored enterprises debt obligations	$4,146	11.47	3.16	$4,179	10.48	3.61
Other FHLBank’s bond(1)	82	0.23	18.75	74	0.19	17.63
Mortgage-backed securities:
U.S. agency obligations-guaranteed	803	2.22	1.08	960	2.41	1.07
Government-sponsored enterprises	9,886	27.36	1.89	8,716	21.86	2.57

Total	$14,917	41.28		$13,929	34.94

(1)	Consists of one inverse variable-rate consolidated obligation bond, on which Federal Home Loan Bank of Chicago is the primary obligor.

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.

Funding Sources

Consolidated Obligations

COs consisting of bonds and discount notes are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded derivatives. These customized features are offset predominately by derivatives to reduce the market risk associated with the COs.

Although the Bank is primarily liable for its portion of COs (i.e., those issued on its behalf), the Bank also is jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs of all the FHLBanks. If the principal or interest on any CO issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of stock from, any member of the Bank. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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

Finance Agency regulations also state that the Bank must maintain the following types of assets free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank’s portion of the COs outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of COs shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured advances;

•	mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States;

•

investments described in Section 16(a) of the FHLBank Act which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•

other securities that have been assigned a rating or assessment by a nationally recognized statistical rating organization (NRSRO) that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs.

The following table presents the Bank’s compliance with this requirement (in millions):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2011	$114,992	$125,061
As of December 31, 2010	119,113	131,532

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

The following table shows the net amount of the Bank’s outstanding consolidated obligation bonds and discount notes (in millions).

	As of December 31,
	2011	2010
Consolidated obligations, net:
Bonds	$90,662	$95,198
Discount notes	24,330	23,915

Total	$114,992	$119,113

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank’s obligation to pay principal and interest on COs issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

•	the Bank is unable to provide the required certification;

•	the Bank projects at any time that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter;

•	the Bank actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter; or

•	the Bank negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter.

The Bank must file a CO payment plan for Finance Agency approval upon the occurrence of any of the following:

•	the Bank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations;

•

the Bank becomes a noncomplying FHLBank as a result of being required to provide notice to the Finance Agency of certain matters related to liquidity requirements or inability to meet current obligations; or

•	the Finance Agency determines that the Bank will cease to be in compliance with its liquidity requirements or will lack the capacity to meet all of its current obligations due during the quarter.

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank’s funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. As of December 31, 2011 and 2010, the Bank had demand and overnight deposits of $2.7 billion and $3.1 billion, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. As of December 31, 2011 and 2010, the Bank had excess deposit reserves of $76.1 billion and $77.6 billion, respectively.

Capital, Capital Rules, Retained Earnings, and Dividends

Capital and Capital Rules

The Bank is required to comply with regulatory requirements for total capital, leverage capital, and risk-based capital. Under these requirements, the Bank must maintain total capital in an amount equal to at least four percent of total assets and weighted leverage capital in an amount equal to at least five percent of total assets. “Weighted leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. Under the risk-based capital requirement, the Bank must maintain permanent capital, defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings, in an amount equal to or greater than the sum of the Bank’s credit, market, and operating risk capital requirements. The regulatory definition of permanent capital results in a calculation of permanent capital different from that determined in accordance with GAAP because the regulatory definition treats mandatorily redeemable capital stock as capital.

Credit risk capital is the sum of the capital charges for the Bank’s assets, off-balance sheet items, and derivatives contracts. The Bank calculates these charges using the methodology and risk weights assigned to each classification by the Finance Agency. Market risk capital is the sum of the market value of the Bank’s portfolio at risk from movement in interest rates, foreign exchange rates, commodity prices, and equity prices that could occur during times of market stress and the amount, if any, by which the market value of total capital is less than 85 percent of the carrying value of total capital. Operational risk capital is equal to 30 percent of the sum of the credit risk capital component and the market risk capital component. Regulations define “total capital” as the sum of:

•	permanent capital;

•	the amount of paid-in Class A stock, if any (the Bank does not issue Class A stock);

•	the amount of the Bank’s general allowance for losses (if any); and

•	the amount of any other instruments identified in the Bank’s capital plan that the Finance Agency has determined to be available to absorb losses.

To satisfy these capital requirements, the Bank maintains a capital plan, as last amended by the board of directors on May 13, 2011. Each member’s minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2011, the membership stock requirement was 0.15 percent (15 basis points) of the member’s total assets, subject to a cap of $26 million.

As of December 31, 2011, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member’s outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (investments similar to AMPP assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as MPF and MPP assets), although this percentage was set at zero as of December 31, 2011. As of December 31, 2011, all of the Bank’s AMPP assets had been acquired from a nonmember; therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those AMPP assets.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank’s capital plan allows it to issue only Class B stock. For additional information regarding the Bank’s stock, refer to Item 5, Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Retained Earnings and Dividends

The Bank has established a capital management policy to help preserve the value of the members’ investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. At least quarterly, the Bank assesses the adequacy of its retained earnings under a highly stressed scenario and an extremely stressed scenario, each over a three year horizon and assuming quarterly excess stock repurchases. This assessment considers pessimistic assumptions about forecasted income, mark-to-market adjustments on derivatives and trading securities, credit risk, market risk, and operational risk. Quarterly, the board of directors sets the targeted amount of retained earnings the Bank is required to hold after the payment of dividends based on this assessment. Based upon this quantitative analysis, the board of directors established the target amount of retained earnings at $468 million as of December 31, 2011. The Bank’s retained earnings at December 31, 2011 were higher than this target by $786 million, as discussed in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank may pay dividends on its capital stock only out of its unrestricted retained earnings or current net earnings. The Bank’s board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements. The Bank also may not declare a dividend if the dividend would create a financial safety and soundness issue for the Bank.

The Finance Agency prohibits any FHLBank from issuing dividends in the form of stock or otherwise issuing new “excess stock” if that FHLBank has excess stock greater than one percent of that FHLBank’s total assets or if issuing such dividends or new excess stock would cause that FHLBank to exceed the one percent excess stock limitation. Excess stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank’s capital plan. At December 31, 2011, the Bank’s excess capital stock outstanding was 0.92 percent of the Bank’s total assets. Historically, the Bank has not issued dividends in the form of stock or issued new “excess stock,” and a member’s existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

Derivatives

Finance Agency regulations and the Bank’s Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives only to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, and to achieve the Bank’s risk management objectives. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, interest-rate cap and floor agreements, and futures and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•	reduce the interest-rate net sensitivity of COs, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR;

•	manage embedded options in assets and liabilities;

•	hedge the market value of existing assets or liabilities; and

•	hedge the duration risk of pre-payable instruments.

The total notional amount of the Bank’s outstanding derivatives was $139.7 billion and $142.2 billion as of December 31, 2011 and 2010, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of COs with embedded options. Issuing bonds while simultaneously entering into derivatives converts, in effect, fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond market and derivatives markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of advances with embedded options. Issuing fixed-rate advances while simultaneously entering into derivatives converts, in effect, fixed-rate advances into variable-rate earning assets.

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. The Bank reduces this risk by executing derivatives only with highly-rated financial institutions. In addition, the legal agreements governing the Bank’s derivatives require the credit exposure of all derivatives with each counterparty to be netted. As of December 31, 2011, the Bank had credit risk exposure to four counterparties, before considering collateral, in an aggregate amount of $40 million. None of these counterparties was a top ten borrower of the Bank. As of December 31, 2010, the Bank had credit risk exposure to one counterparty, before considering collateral, in an aggregate amount of $66 million. This counterparty was Bank of America, National Association, which was one of the Bank’s ten largest advances borrowing institutions as of December 31, 2010.

The market risk of derivatives can be measured meaningfully only on a portfolio basis, taking into account the entire balance sheet and all derivatives. The market risk of the derivatives and the hedged items is included in the measurement of the Bank’s effective duration gap (the difference between the expected weighted average maturities of the Bank’s assets and liabilities). As of December 31, 2011, the Bank’s duration calculations suggested an effective duration gap of negative 0.06 years. While duration calculations are inherently approximate rather than absolute, a positive duration gap generally indicates an overall exposure to rising interest rates; conversely, a negative duration gap normally indicates an overall exposure to falling interest rates. The larger the duration gap, whether positive or negative, indicates a larger exposure risk.

For further discussion as to how the Bank manages its credit risk and market risk on its derivatives, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Prudent Risk Management and Risk Appetite. For further discussion as to the possible impact of new and pending regulations regarding derivatives, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Update.

Competition

Advances. A number of factors affect demand for the Bank’s advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank’s members, such as demand deposits, brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank’s advances and can vary as a result of a number of factors including, among others, market conditions, members’ creditworthiness, and availability of collateral. As the banking industry generally has stabilized, the competition to fund large members affiliated with members of other FHLBanks has increased. Aggressive pricing strategies by other FHLBanks or other alternative funding sources could impact the Bank’s membership and overall business.

Members continue to experience significant levels of liquidity in part due to higher FDIC deposit insurance limits which in 2010 were permanently increased to $250,000 per depositor, and the extension of the FDIC Transaction Account Guaranty Program, which provided depositors with unlimited coverage for qualifying noninterest-bearing accounts through December 31, 2012. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) repealed the statutory prohibition against the payment of interest on commercial demand deposits, effective July 21, 2011. Members’ ability to pay interest on their commercial demand deposit accounts may increase their ability to attract or retain customer deposits, which could further increase their liquidity and reduce their demand for advances. In addition, the FDIC issued a final rule on February 25, 2011 to revise the assessment system applicable to FDIC insured financial institutions. Among other things, the rule now includes FHLBank advances in members’ assessment base, and eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances. To the extent that these changes result in increased assessments and thus indirectly increase the cost of advances for some members, it may negatively impact their demand for our advances. Recent legislative proposals to develop a U.S. covered bond market could enhance the attractiveness of covered bonds as an alternative funding source for members, although it is unclear the extent to which these proposals will progress during 2012.

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

In 2006, in accordance with the Finance Board’s regulation, the Bank registered its Class B stock with the SEC under Section 12(g)(1) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Housing Act codified the regulatory requirement that each FHLBank register a class of its common stock under Section 12(g) of the Exchange Act. As a result of this registration, the Bank is required to comply with the disclosure and reporting requirements of the Exchange Act and to file with the SEC annual, quarterly and current reports, as well as meet other SEC requirements, subject to certain exemptive relief obtained from the SEC and under the Housing Act.

The Government Corporation Control Act provides that, before a government corporation (which includes each of the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the FHLBank Act, the Secretary of the Treasury has the authority, at his or her discretion, to purchase COs up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury (Treasury) receives the Finance Agency’s annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

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

The Bank has an internal audit department, the Bank’s board of directors has an audit committee, and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The Finance Agency receives the Bank’s Report and audited financial statements. The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Personnel

As of December 31, 2011, the Bank employed 357 full-time and nine part-time employees. The number of full-time employees decreased 11.6 percent and part-time employees decreased 30.8 percent from December 31, 2010. Over the last several years, staffing levels at the Bank increased in response to growing shareholder demand for products and services. During 2011, management began to strategically reduce overall staffing levels and restructure the Bank in response to changing business and economic conditions.

Taxation/Assessments

Although the Bank is exempt from ordinary federal, state, and local taxation except for real property tax, the Bank was obligated to make quarterly payments to REFCORP through the second quarter of 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment on July 15, 2011. Prior to the satisfaction of the FHLBanks’ REFCORP obligation, each FHLBank was required to make payments to REFCORP (20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030 (the expiration date of the REFCORP obligation). The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity.

The FHLBanks entered into a Joint Capital Enhancement Agreement (as amended, the Joint Capital Agreement), which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of regulatory income used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, will not be treated as an assessment and will not reduce each FHLBank’s net income. As a result, each FHLBank’s AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital, for further discussion of the Joint Capital Agreement.

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

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $43 million, $100 million and $103 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Item 1A.	Risk Factors.

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. These risks should be read in conjunction with the other information included in this Report, including, without limitation, in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the financial statements and notes and “Special Cautionary Notice Regarding Forward-looking Statements.” The risks described below, if realized, could negatively affect the Bank’s business operations, financial condition, and future results of operations and, among other things, could result in the Bank’s inability to pay dividends on its capital stock.

The Bank is jointly and severally liable for payment of principal and interest on the COs issued by the other FHLBanks.

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

The Finance Agency by regulation may require any FHLBank to make principal or interest payments due on any CO at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Finance Agency may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could negatively affect the Bank’s financial condition and results of operations.

During 2011, at least one of the other FHLBanks was classified by the Finance Agency as undercapitalized. In addition, during the recent financial crisis several FHLBanks announced matters related to net losses, suspension of dividends, suspension of stock repurchases and risk-based capital deficiencies, primarily in light of losses related to private-label MBS. If the economy experiences additional significant stress, it is possible that these FHLBanks may experience further MBS-related losses that in turn affect the FHLBanks’ financial condition and ability to pay principal and interest when due on the COs for which they are primarily liable.

The Bank’s funding depends upon its ability to regularly access the capital markets.

The Bank seeks to be in a position to meet its members’ credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary source of funds is the sale of COs in the capital markets, including the short-term discount note market. The Bank’s ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank’s control.

Changes in the Bank’s credit ratings may adversely affect the Bank’s ability to issue COs on acceptable terms, and such changes may be outside the Bank’s control due to changes in the U.S. sovereign ratings.

The Bank is rated Aaa with a negative outlook by Moody’s and AA+ with a negative outlook by S&P. In addition, the COs of the FHLBanks are rated Aaa with a negative outlook/P-1 by Moody’s and AA+/A-1+ by

S&P. Historically, the Bank and the FHLBanks’ COs enjoyed the highest ratings from Moody’s and S&P; however, the credit rating agencies view these ratings as constrained by the sovereign credit of the U.S., which is beyond the Bank’s control, and in the third quarter of 2011, the credit rating agencies revised their ratings for the individual FHLBanks and the COs concurrently with their downgrades of the U.S. credit rating. These ratings are subject to further revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Further negative ratings actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue COs on acceptable terms, trigger additional collateral requirements under the Bank’s derivative contracts, and reduce the attractiveness of the Bank’s standby of credit, which could have a negative effect on the Bank’s financial condition and results of operations.

The Bank faces competition for advances, which could have an adverse effect on earnings.

Advances represent the Bank’s primary product offering. For the year ended December 31, 2011, advances represented 69.4 percent of the Bank’s total assets. The Bank competes with other suppliers of wholesale funding, including investment banks, commercial banks, and in certain circumstances, other FHLBanks, which provide secured and unsecured loans to the Bank’s members. These alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances, including more flexible credit or collateral standards. During 2011, the Bank’s members experienced high deposit levels partly as a result of the FDIC’s increased deposit insurance coverage, and decreasing member demand for advances. In addition, many of the Bank’s competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products more quickly and on terms that the Bank may not be able to offer. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank’s profitability on advances, which could result in lower dividend yields to members. A decrease in the demand for the Bank’s advances or a decrease in the Bank’s profitability on advances could have a material adverse effect on the Bank’s financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank’s reliance on a relatively small number of member institutions for a large portion of the Bank’s total advances and resulting interest income. As of December 31, 2011 and 2010, the Bank’s largest borrower, Bank of America, National Association, accounted for $16.0 billion and $25.0 billion, respectively, of the Bank’s total advances then outstanding, which represented 19.4 percent and 29.4 percent, respectively, of the Bank’s total advances then outstanding. In addition, as of December 31, 2011 and 2010, 10 of the Bank’s member institutions (including Bank of America, National Association) collectively accounted for $57.0 billion and $58.0 billion, respectively, of the Bank’s total advances then outstanding, which represented 69.0 percent and 68.3 percent, respectively, of the Bank’s total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers—whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise—the Bank’s financial condition and results of operations could be negatively affected.

The financial services industry has seen a significant number of failed financial institutions, many of which were Bank members, during 2011, and the Bank expects more financial institution failures during 2012. All or a portion of the assets and liabilities of a failed financial institution may be acquired by another financial institution. In addition, stronger financial institutions may see more opportunities during 2012 to acquire other financial institutions under attractive terms and conditions. This consolidation of the industry may reduce the number of potential members in the Bank’s district and result in a loss of overall business for the Bank.

Changes in interest rates could significantly affect the Bank’s earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank’s outstanding loans and investments and interest paid on the Bank’s borrowings and other liabilities. Although the Bank uses a number of measures to monitor and manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from both duration and convexity mismatches. The existence of gaps in interest-rate sensitivities means that either the Bank’s interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank’s position, any such gap could adversely affect the net present value of the Bank’s interest-sensitive assets and liabilities, which could negatively affect the Bank’s financial condition and results of operations.

Prepayment of mortgage assets could affect earnings.

The Bank invests in both MBS and whole mortgage loans. Changes in interest rates can significantly affect the prepayment patterns of these assets, and such prepayment patterns could affect the Bank’s earnings. In management’s experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

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

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody’s at the time of purchase. As of December 31, 2011, a substantial portion of the Bank’s MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have deteriorated since 2007. Given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that further declines in fair value in the Bank’s MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank’s earnings and retained earnings and the value of Bank membership.

Rising delinquency rates on the Bank’s mortgage loans held for portfolio could adversely impact the Bank’s financial condition.

As discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Allowance for Credit Losses, delinquency rates on the Bank’s conventional single-family residential mortgages increased from 4.37 percent as of December 31, 2010 to 5.87 percent as of December 31, 2011, and the estimated loss severity rate used in the loan loss reserve methodology for MPF loans increased from 14.0 percent at December 31, 2010 to 37.6 percent at December 31, 2011. Accordingly, the Bank recorded an allowance for credit losses on conventional single-family residential mortgage loans of $5 million at December 31, 2011, an increase from $0 at December 31, 2010. While the Bank has not changed its base methodology for calculating the allowance for loan losses since December 31, 2010, the Bank increased the loss severity estimates that it applies to projected defaulted loans. This revision in loss assumptions reflects the prolonged deterioration in U.S. housing markets and resulting expectations as to the length and depth of depressed housing prices and impact on realized losses. To the extent that economic conditions further weaken and regional or national home prices continue to decline, the Bank may determine to further increase its allowance for credit losses on mortgage loans.

The insolvency or other inability of a significant counterparty to perform its obligations could adversely affect the Bank.

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

The Bank uses master derivative contracts that contain provisions that require the Bank to net the exposure under all transactions with the counterparty to one amount to calculate collateral requirements. At times, the Bank enters into derivative contracts with U.S. branches or agency offices of foreign commercial banks in jurisdictions in which it is uncertain whether the netting provisions would be enforceable in the event of insolvency of the foreign commercial bank. Although the Bank attempts to monitor the creditworthiness of all counterparties, it is possible that the Bank may not be able to terminate the agreement with a foreign commercial bank before the counterparty would become subject to an insolvency proceeding.

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

Refer to the information set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Derivatives and Hedging Activities, for a discussion of the effect of the Bank’s use of derivative instruments on the Bank’s net income, and Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of the new statutory and regulatory requirements for derivative transactions under the Dodd-Frank Act.

The financial models and the underlying assumptions used to value financial instruments may differ materially from actual results.

The degree of management judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of the Bank’s instruments, as well as the Bank’s financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different from actual results.

An increase in the percentage of AHP contributions that the Bank is required to make could decrease the Bank’s dividends payable to its members.

If the aggregate AHP contributions of the FHLBanks were to fall below $100 million, the Finance Agency would prorate the remaining sums among the FHLBanks, subject to certain conditions, as may be required to meet the minimum $100 million annual contribution. Increasing the Bank’s AHP contribution in such a scenario would reduce the Bank’s earnings and potentially reduce the dividend paid to members.

The Bank may not be able to pay dividends at rates consistent with historical practices.

The Bank’s board of directors may declare dividends on the Bank’s capital stock, payable to members, from the Bank’s unrestricted retained earnings and current net earnings. The Bank’s ability to pay dividends also is subject to statutory and regulatory liquidity requirements. For example, the Bank has adopted a capital management policy to address regulatory guidance issued to all FHLBanks regarding retained earnings. The Bank’s capital management policy requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank’s control. Events such as changes in interest rates, collateral value, credit quality of members, and any future other-than-temporary impairment losses may affect the adequacy of the Bank’s retained earnings and may require the Bank to reduce its dividends from historical ratios to achieve and maintain the targeted amount of retained earnings. During the recent financial crisis, the Bank did not declare any dividends for the fourth quarter of 2008 or the first two quarters of 2009. Although the Bank has declared quarterly dividends since the third quarter of 2009, the dividend rate has been lower than before the financial crisis and it is unclear whether, or when, the Bank will be able to return to pre-crisis dividend rates.

An economic downturn or natural disaster in the Bank’s region could adversely affect the Bank’s profitability and financial condition.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank’s region could have an adverse effect on the Bank’s business, including the demand for Bank products and services, and the value of the Bank’s collateral securing advances, investments, and mortgage loans held in portfolio. Portions of the Bank’s region also are subject to risks from hurricanes, tornadoes, floods or other natural disasters. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of the Bank’s members, may damage or destroy collateral that members have pledged to secure advances, may adversely affect the viability of the Bank’s mortgage purchase programs or the livelihood of borrowers of the Bank’s members, or otherwise could cause significant economic dislocation in the affected areas of the Bank’s region.

The Bank relies heavily upon information systems and other technology.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of the systems and technology. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, including as the result of any “cyberattacks” or other breaches of technology security, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. The Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of, any such failure or interruption. Any failure or interruption could significantly harm the Bank’s customer relations, risk management, and profitability, which could have a negative effect on the Bank’s financial condition and results of operations.

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank’s operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on the Bank’s ability to conduct business or on the cost of doing business.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks’ cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks’ lending activities, which could affect the Bank’s financial condition and results of operations.

The statutory and regulatory framework under which most financial institutions, including the Bank, operate will change substantially over the next several years as a result of the enactment of the Dodd-Frank Act and subsequent implementing regulations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 208,776 square feet of this space, and approximately 26,738 square feet of this space is leased to a single tenant. This lease expires December 31, 2012. The annual rental income from this lease is not material to the Bank’s results of operations. The Bank leases 17,900 square feet of office space in an off-site backup facility located in Norcross, Georgia. The Bank also leases 3,337 square feet of office space located in Washington, D.C. for its government relations personnel. The Bank believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

Item 3.	Legal Proceedings.

MBS Litigation

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

On May 19, 2011, the defendants filed a joint motion to dismiss; the Bank filed its opposition on July 8, 2011. No order has been issued by the court in response to this motion. On January 5, 2012, the State Court of Fulton

County, Georgia entered into a scheduling order that requires the parties to complete fact discovery by December 15, 2012 and expert discovery by March 1, 2013, requires the parties to file pretrial dispositive motions by May 1, 2013 and responses by June 1, 2013, establishes September 15, 2013 as the date for the consolidated pretrial order, and sets trial for October 2013.

MBS Proposed Settlement

In a separate matter, on January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed Bank of New York, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. On August 26, 2011, certain other interested investors (Objectors) removed the action to the United States District Court, Southern District of New York; Bank of New York subsequently moved to remand the action back to state court. On October 19, 2011, the district court denied the motion to remand. On October 31, 2011, the Institutional Investors filed a petition with the United States Court of Appeals for the Second Circuit seeking to appeal the denial. On February 27, 2012, the United States Court of Appeals for the Second Circuit reversed the district court decision and remanded the action back to state court. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement.

Other

The Bank is subject to other various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank’s members or former members own all the stock of the Bank. The Bank’s stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The Bank’s capital plan prohibits the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request in writing that the Bank redeem its excess stock at par. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member’s satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par the member’s stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank’s capital plan. The Bank repurchased $927 million, $513 million and $612 million of excess activity-based stock during the second, third, and fourth quarters of 2011, respectively. The Bank repurchased $4 million, $503 million, and $247 million of excess activity-based stock during the first, third, and fourth quarters of 2010, respectively. Repurchases of excess activity-based stock during the first quarter of 2010 were limited to an amount equal to each member’s increased membership stock requirement for 2010, if any, pursuant to the annual recalculation of each member’s minimum stock requirement. The par value of all capital stock is $100 per share. As of February 29, 2012, the Bank had 1,095 member and non-member shareholders and 62.0 million shares of its common stock outstanding (including mandatorily redeemable shares); 1.25 million of those outstanding shares represented excess membership stock and 17.1 million of those outstanding shares represented excess activity-based stock. Under the Bank’s capital management plan, the Bank expects to repurchase excess capital stock on a quarterly basis during 2012 at levels consistent with 2011; however, determinations of excess capital stock repurchases are subject to the Bank’s actual financial performance for each quarter.

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The Bank declared quarterly cash dividends in 2011 and 2010 as outlined in the table below (dollars in millions).

	2011		2010
Quarter	Amount	Annualized Rate (%)(1)	Amount	Annualized Rate (%)(2)
First	$15	0.79	$5	0.27
Second	14	0.81	6	0.26
Third	13	0.76	8	0.44
Fourth	12	0.80	8	0.39

(1)	Dividend rate was equal to the average three-month LIBOR for the preceding quarter plus 50 basis points.
(2)	Dividend rate was equal to the average three-month LIBOR for the preceding quarter.

The Bank may pay dividends on its capital stock only out of its unrestricted retained earnings account or out of its current net earnings. The Bank’s board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The Bank’s board of directors may neither declare nor require the Bank to pay dividends if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements. The Bank also may not declare any dividend when it is not in compliance with all of its capital requirements or if it is determined that the dividend would create a financial safety and soundness issue for the Bank.

The Bank’s board of directors has adopted a capital management policy that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of the

Bank’s dividends and the Joint Capital Agreement pursuant to which the restricted retained earnings account was established, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because only member and former member institutions, not individuals, may own the Bank’s capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members’ obligations, members’ letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $13.1 billion, $10.9 billion, and $13.2 billion in letters of credit in 2011, 2010, and 2009, respectively. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2007 to 2011, have been derived from annual financial statements, including the statements of condition at December 31, 2011 and 2010 and the related statements of income and of cash flows for the three years ended December 31, 2011 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition, results of operations, or cash flows of any other interim or yearly periods (dollars in millions).

	As of and for the Years Ended December 31,
	2011	2010	2009	2008	2007
Statements of Condition (at year end)
Total assets	$125,270	$131,798	$151,311	$208,564	$188,938
Investments(1)	36,138	39,879	32,940	38,376	41,527
Mortgage loans held for portfolio	1,639	2,040	2,523	3,252	3,527
Allowance for credit losses on mortgage loans	(6)	(1)	(1)	(1)	(1)
Advances	86,971	89,258	114,580	165,856	142,867
REFCORP prepayment	—	—	—	14	—
Deposits	2,655	3,093	2,989	3,573	7,135
Consolidated obligations, net:
Discount notes	24,330	23,915	17,127	55,195	28,348
Bonds	90,662	95,198	121,450	138,181	142,237
Total consolidated obligations, net(2)	114,992	119,113	138,577	193,376	170,585
Mandatorily redeemable capital stock	286	529	188	44	55
Affordable Housing Program payable	109	126	125	139	156
Payable to REFCORP	—	20	21	—	31
Capital stock - putable	5,718	7,224	8,124	8,463	7,556
Retained earnings	1,254	1,124	873	435	469
Accumulated other comprehensive loss	(411)	(402)	(744)	(5)	(3)
Total capital	6,561	7,946	8,253	8,893	8,022

Statements of Income (for the year ended)
Net interest income	459	544	397	841	704
Provision for credit losses	5	—	—	—	—
Net impairment losses recognized in earnings	(118)	(143)	(316)	(186)	—
Net gains (losses) on trading securities	2	31	(135)	200	107
Net (losses) gains on derivatives and hedging activities	(9)	8	543	(229)	(97)
Letters of credit fees	19	14	7	4	—
Other income(3)	2	3	3	1	3
Noninterest expense(4)	123	79	113	286	110
Income before assessments	227	378	386	345	607
Assessments(5)	43	100	103	91	162
Net income	184	278	283	254	445

Performance Ratios (%)
Return on equity(6)	2.52	3.42	3.58	2.95	6.47
Return on assets(7)	0.15	0.19	0.16	0.13	0.28
Net interest margin(8)	0.37	0.38	0.22	0.42	0.44
Regulatory capital ratio (at year end)(9)	5.79	6.74	6.07	4.29	4.28
Equity to assets ratio(10)	5.91	5.63	4.34	4.25	4.27
Dividend payout ratio(11)	29.48	9.63	8.51	113.36	85.97

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.
(2)

The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2011	$578,118
December 31, 2010	678,528
December 31, 2009	793,314
December 31, 2008	1,060,410
December 31, 2007	1,019,272
(3)	Other income includes service fees and other.

(4)

For the year ended December 31, 2010, amount includes $51 million which represents the reversal of a portion of the provision for credit losses established on a receivable due from Lehman Brothers Special Financing Inc. (LBSF). For the year ended December 31, 2008, amount includes $170 million which represents provision for credit losses established on a receivable due from LBSF.

(5)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their REFCORP obligation.
(6)	Calculated as net income divided by average total equity.
(7)	Calculated as net income divided by average total assets.
(8)	Net interest margin is net interest income as a percentage of average earning assets.
(9)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at year end.
(10)	Calculated as average equity divided by average total assets.
(11)	Calculated as dividends declared during the year divided by net income during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank’s financial condition as of December 31, 2011 and 2010, and results of operations for the years ended December 31, 2011, 2010, and 2009. This section explains the changes in certain key items in the Bank’s financial statements from year to year, the primary factors driving those changes, the Bank’s risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank’s future performance, as well as how certain accounting principles affect the Bank’s financial statements.

This discussion should be read in conjunction with the Bank’s audited financial statements and related notes for the year ended December 31, 2011 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank’s actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition

As of December 31, 2011, total assets were $125.3 billion, a decrease of $6.5 billion, or 4.95 percent, from December 31, 2010. This decrease was primarily due to a $3.7 billion, or 9.38 percent, decrease in total investments and a $2.3 billion, or 2.56 percent, decrease in advances. Advances, the largest asset on the Bank’s balance sheet, decreased as a result of scheduled maturities, strategic prepayments, prepayments as a result of member closures, and members’ significant deposit holdings and slow loan growth. The decrease in total investments was primarily due to a $2.4 billion decrease in short-term investments and a $1.3 billion decrease in MBS as further discussed in Management’s Discussion and Analysis—Financial Condition—Investments below.

As of December 31, 2011, total liabilities were $118.7 billion, a decrease of $5.1 billion, or 4.15 percent, from December 31, 2010. This decrease was primarily due to a $4.1 billion, or 3.46 percent, decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the year.

As of December 31, 2011, total capital was $6.6 billion, a decrease of $1.4 billion, or 17.4 percent, from December 31, 2010. This decrease was primarily due to the repurchase of $2.1 billion of excess capital stock and the payment of $54 million in dividends. These decreases were partially offset by the issuance of $649 million in activity-based capital stock and $23 million in membership capital stock, and the recording of $184 million in net income during the year.

Results of Operations

The Bank recorded net income of $184 million for 2011, a decrease of $94 million, or 33.7 percent, from net income of $278 million for 2010. The decrease in net income was primarily due to an $85 million decrease in net interest income, a $44 million increase in noninterest expense and a $17 million increase in noninterest loss, partially offset by a $57 million decrease in total assessments. These items are discussed in more detail in Management’s Discussion and Analysis—Results of Operations—Net Income below.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 2.52 percent for 2011, compared to 3.42 percent for 2010. ROE decreased in 2011 compared to 2010 primarily as a result of a decrease in net income, as discussed above. ROE spread to three-month average LIBOR decreased in 2011 compared to 2010, equaling 218 basis points for 2011 as compared to 308 basis points for 2010. The decrease in this spread was due to the decrease in ROE as previously discussed.

The Bank’s interest rate spread was 32 basis points for 2011 and 2010. The Bank’s interest rate spread has remained stable during the two periods.

Business Outlook

During a sluggish 2011, the Bank maintained a reasonable level of net income, increased its retained earnings, repurchased excess capital stock, and paid dividends each quarter. Despite some recent signs of marginal economic improvement, the Bank expects the challenges of 2011 to continue during 2012: moderate demand for advances, continued uncertainty with respect to the Bank’s private-label MBS portfolio, limited investment opportunities, and increasing pressure on income. A growing challenge is the increase in regulatory requirements, such as derivatives clearing requirements driven by the Dodd-Frank Act, that may have a material impact on the Bank’s operations. The Bank seeks to maintain a conservative capital and financial management approach that will protect members’ investment in the Bank and provide long term value of membership.

Overall advance demand decreased during 2011 as a result of scheduled maturities, strategic prepayments, prepayments as a result of member closures, and members’ significant deposit holdings and slow loan growth. Advances increased during the fourth quarter of 2011 as members increased their liquidity in response to market volatility from the European sovereign debt crisis and in anticipation of increased Basel III liquidity requirements. The overall decline in advances slowed compared to 2010 as members began to focus on extending their existing low interest-rate advances and saw some increased loan growth. The Bank believes overall advances likely will decline somewhat during 2012, but the Bank anticipates more stabilization. During 2011, the Bank established four new AHP products. Letter of credit activity has remained, and is expected to continue to remain, relatively stable.

Although the credit related portion of other-than-temporary impairment losses recognized in earnings was lower during 2011 compared to 2010, the private-label MBS portfolios of the Bank and the FHLBank System continue to deteriorate. Other-than-temporary impairment losses have been highly volatile and there is little basis for establishing a ceiling on the amount of losses these securities could be expected to experience. Delays in foreclosures with respect to defaulted loans underlying the private-label MBS may increase credit related losses, as delays have the effect of diverting cash streams to subordinate tranches of the private-label MBS and shortening the amount of time until the Bank’s more senior tranches may be required to absorb any losses. The Bank has seen some recovery in fair market values for some of its private-label MBS; this recovery reduces pressure on the Bank’s retained earnings.

Looking forward, the Bank may experience income declines as a result of the decrease in advances. The Bank’s investments, which represented 68.0 percent of the Bank’s total interest income for the year ended December 31, 2011, are also declining, primarily due to reductions in the MBS portfolio. In addition, the Bank’s mortgage loan portfolio will also experience income declines as loans mature. The current interest rate environment and conditions in the mortgage market have made it challenging for the Bank to reinvest maturing and prepaying portfolios with attractive yielding investments, which may adversely affect the Bank’s earnings. To offset declining yields on its MBS portfolio, the Bank has invested in liquidity investments and money market investments.

In 2011, the Bank made several strategic changes to its internal organization in order to optimize business development and realign the Bank’s risk management structure. During the first half of 2011, the Bank separated the chief financial officer and the chief risk officer roles, establishing the chief risk officer (who oversees the Bank’s enterprise risk management department) as a direct report to the president and chief executive officer. The credit and collateral, accounting, and financial reporting functions were consolidated under the chief financial officer, and a new chief business officer position was created to oversee the Bank’s member sales and outreach, community investment services, corporate communications, and government and industry relations. The Bank also began to strategically reduce overall staffing levels during 2011 in response to the changing business and economic conditions.

Financial Condition

The Bank’s principal assets consist of advances, short- and long-term investments, and mortgage loans held for portfolio. The Bank obtains funding to support its business primarily through the issuance of debt securities in the form of COs by the Office of Finance on the Bank’s behalf.

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,				Increase (Decrease)
	2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$86,971	69.43	$89,258	67.72	$(2,287)	(2.56)
Long-term investments	21,655	17.29	22,986	17.44	(1,331)	(5.79)
Short-term investments	14,483	11.56	16,893	12.82	(2,410)	(14.27)
Mortgage loans, net	1,633	1.30	2,039	1.55	(406)	(19.94)
Other assets	528	0.42	622	0.47	(94)	(14.94)

Total assets	$125,270	100.00	$131,798	100.00	$(6,528)	(4.95)

Consolidated obligations, net:
Discount notes	$24,330	20.50	$23,915	19.31	$415	1.73
Bonds	90,662	76.37	95,198	76.86	(4,536)	(4.76)
Deposits	2,655	2.24	3,093	2.50	(438)	(14.14)
Other liabilities	1,062	0.89	1,646	1.33	(584)	(35.47)

Total liabilities	$118,709	100.00	$123,852	100.00	$(5,143)	(4.15)

Capital stock	$5,718	87.15	$7,224	90.92	$(1,506)	(20.86)
Retained earnings	1,254	19.11	1,124	14.14	130	11.55
Accumulated other comprehensive loss	(411)	(6.26)	(402)	(5.06)	(9)	(2.12)

Total capital	$6,561	100.00	$7,946	100.00	$(1,385)	(17.44)

Advances

The following table sets forth the Bank’s advances outstanding by year of maturity and the related weighted- average interest rate (dollars in millions):

	As of December 31,
	2011		2010
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Overdrawn demand deposit accounts	$3	5.36	$1	5.47
Due in one year or less	36,542	1.41	26,628	3.23
Due after one year through two years	11,173	3.38	16,186	3.28
Due after two years through three years	7,851	2.89	10,938	3.59
Due after three years through four years	3,881	3.48	6,369	3.32
Due after four years through five years	5,836	2.53	3,678	3.75
Due after five years	17,283	4.21	21,251	3.89

Total par value	82,569	2.58	85,051	3.48
Discount on AHP advances	(12)		(13)
Discount on EDGE advances	(10)		(11)
Hedging adjustments	4,431		4,238
Deferred commitment fees	(7)		(7)

Total	$86,971		$89,258

The decrease in advances from December 31, 2010 to December 31, 2011 was due to maturing advances, prepayments, and decreased demand for new advances. The Bank has not seen a discernible impact on either the volume of advances or the distribution of advances outstanding by year of maturity as a result of the Federal Reserve’s recent announcements that it expects to maintain short-term interest rates near zero through 2014. At December 31, 2011, 86.2 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of December 31, 2011 and 2010, 65.7 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 9.79 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The concentration of the Bank’s advances to its 10 largest borrowing member institutions as of December 31, 2011 is contained in Item 1, Business–Credit Products–Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank’s advances is set forth under Item 8, Financial Statements and Supplementary Information.

Investments

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

	As of December 31,		Increase (Decrease)
	2011	2010	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,203	$2	$1,201	*
Certificates of deposit	650	1,190	(540)	(45.38)
Federal funds sold	12,630	15,701	(3,071)	(19.56)

Total short-term investments	14,483	16,893	(2,410)	(14.27)

Long-term investments:
State or local housing agency debt obligations	103	111	(8)	(7.21)
U.S. government agency debt obligations	4,228	4,253	(25)	(0.58)
Mortgage-backed securities:
U.S. government agency securities	10,689	9,676	1,013	10.46
Private label	6,635	8,946	(2,311)	(25.83)

Total mortgage-backed securities	17,324	18,622	(1,298)	(6.97)

Total long-term investments	21,655	22,986	(1,331)	(5.79)

Total investments	$36,138	$39,879	$(3,741)	(9.38)

(1)

As of December 31, 2011, interest-bearing deposits includes a $1.2 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

*	Not meaningful

The decrease in short-term investments from December 31, 2010 to December 31, 2011 was primarily due to a decrease in federal funds sold. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. In addition, during 2011, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent. A significant and sustained increase in bank reserves during 2011 combined with the rate of interest paid on those reserves at the Federal Reserve has contributed to a decline in the volume of transactions taking place in the overnight federal funds market.

The decrease in long-term investments from December 31, 2010 to December 31, 2011 was primarily due to a decrease in private-label MBS during the year due to principal repayments and maturities and no additional purchases by the Bank of private-label MBS.

As of December 31, 2011 and 2010, the total MBS balance included MBS with a carrying value of $3.0 billion and $3.9 billion, respectively, issued by one of the Bank’s members and their affiliates with dealer relationships. This member, Bank of America, National Association, was one of the Bank’s ten largest advances borrowing institutions as of December 31, 2011 and 2010.

Prior to June 20, 2011, the Finance Agency limited an FHLBank’s investment in MBS and asset-backed securities by requiring that the total carrying value of MBS owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. Effective June 20, 2011, the value of MBS securities used in the 300 percent of capital limit calculation was changed from carrying value to amortized historical costs for securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading. These investments amounted to 244 percent and 210 percent of total capital plus mandatorily redeemable capital stock at December 31, 2011 and 2010, respectively. The Bank was below its target range of 250 percent to 275 percent at December 31, 2011 and 2010 due to a lack of quality MBS at attractive prices during recent market conditions and due to the Bank’s high level of excess capital stock. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of December 31, 2011 compared to December 31, 2010. In addition, private-label MBS are experiencing faster prepayments than U.S. government agency MBS, further increasing the proportion of U.S. government agency MBS in the Bank’s MBS portfolio.

As of December 31, 2011, the Bank had a total of 52 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $410 million and a total of 107 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $224 million. As of December 31, 2010, the Bank had a total of 44 securities classified as available-for-sale in an unrealized loss position, with total gross unrealized losses of $397 million and a total of 130 securities classified as held-to-maturity in an unrealized loss position, with total gross unrealized losses of $234 million.

The Bank evaluates its individual investment securities for other-than-temporary impairment on at least a quarterly basis, as described in detail in Note 8—Other-than-temporary Impairment to the Bank’s 2011 audited financial statements. The table below summarizes the total other-than-temporary impairment losses (in millions):

	For the Years Ended December 31,
	2011	2010	2009
Total other-than-temporary impairment losses	$(55)	$(200)	$(1,306)
Net amount of impairment losses (reclassified from) recorded in other comprehensive loss	(63)	57	990

Net impairment losses recognized in earnings	$(118)	$(143)	$(316)

Certain other private-label MBS in the Bank’s investment securities portfolio that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest-rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank presently expects to collect all contractual cash flows, the Bank does not intend to sell the securities and it is not more likely than not that the Bank will be required to sell the securities before the anticipated recovery of its remaining amortized cost basis, which may be at maturity. This assessment is based on the determination that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Supplementary financial data on the Bank’s investment securities is set forth under Item 8, Financial Statements and Supplementary Data.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2010 to December 31, 2011 was due to the Bank ceasing to purchase these assets and the maturity of these assets during the year.

As of December 31, 2011 and 2010, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2011	2010
	Percent of Total	Percent of Total
South Carolina	24.61	24.50
Florida	23.17	21.07
Georgia	14.45	14.42
North Carolina	12.99	14.12
Virginia	8.90	9.19
All other	15.88	16.70

Total	100.00	100.00

Supplementary financial data on the Bank’s mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data.

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. CO issuances financed 91.8 percent of the $125.3 billion in total assets at December 31, 2011, remaining relatively stable from the financing ratio of 90.4 percent as of December 31, 2010.

The decrease in COs from December 31, 2010 to December 31, 2011 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing and prepaid advances during the year. COs outstanding at December 31, 2011 and 2010 were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2011 and 2010, 81.9 percent and 77.3 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 6.42 percent and 0.24 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of December 31, 2011 and 2010, 4.64 percent and 5.41 percent, respectively, of the Bank’s fixed-rate CO discount notes were swapped to a variable rate.

As of December 31, 2011, callable CO bonds constituted 32.0 percent of the total par value of CO bonds outstanding, compared to 26.3 percent at December 31, 2010. This increase was due to market conditions during the third quarter of 2011 that made the issuance of swapped callable fixed maturity debt more attractive to the

Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty. The Bank generally will call a hedged CO bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

On July 13, 2011, Moody’s placed the Aaa bond rating of the U.S., and consequently the ratings of GSEs, including the FHLBanks, on review for possible downgrade. The review was prompted due to the risk that the statutory debt limit may not be raised in time to prevent a default on U.S. Treasury debt obligations. On August 2, 2011, Moody’s confirmed the Aaa rating of the U.S., but revised the rating outlook to negative. Consequently, Moody’s confirmed the Aaa ratings of GSEs, including the FHLBanks, but revised the ratings outlook to negative.

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

During the period immediately prior to August 2, 2011 (the date established by Treasury as the date the U.S. would begin defaulting on its debt obligations if the U.S. debt limit was not increased), capital markets tightened and demand for FHLBank CO bonds decreased. The Bank increased its issuance of CO discount notes during this period; in addition, the Bank previously had increased its short-term liquidity during the month of July in anticipation of possible disruption in the capital markets due to the statutory debt limit debate. Debt issuance and pricing in the capital markets generally stabilized after the debt limit was increased on August 2, 2011, and the Bank did not experience a material impact on its ability to issue COs or on the Bank’s financial condition or results of operations for the third quarter of 2011. However, any additional downgrade of the U.S. sovereign debt and a resultant downgrade of the FHLBanks could result in disruptions in the capital markets and increase the Bank’s cost of funds, which may adversely impact the Bank’s results of operations and financial condition.

The European sovereign debt crisis triggered a rotation to less risky assets during the second half of 2011, resulting in increased demand for FHLBank COs and a lower cost of funds for the Bank.

Supplementary financial data on the Bank’s short-term borrowings is set forth under Item 8, Financial Statements and Supplementary Data.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable at December 31, 2011 compared to December 31, 2010.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of December 31, 2011.

Capital

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. The Bank was in compliance with these regulatory capital rules and requirements as shown in detail in Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank’s audited financial statements.

Finance Agency regulations establish criteria based on the amount and type of capital held by an FHLBank for four capital classifications as follows:

•	Adequately Capitalized—FHLBank meets both risk-based and minimum capital requirements;

•	Undercapitalized—FHLBank does not meet one or both of its risk-based or minimum capital requirements;

•	Significantly Undercapitalized—FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements; and

•	Critically Undercapitalized—FHLBank total capital is two percent or less of total assets.

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 22, 2011, the Bank received notification from the Director that, based on September 30, 2011 data, the Bank meets the definition of “adequately capitalized.”

As of December 31, 2011, the Bank had capital stock subject to mandatory redemption from 68 members and former members, consisting of B1 membership stock and B2 activity-based capital stock, compared to 63 members and former members as of December 31, 2010, consisting of B1 membership capital stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis.

As of December 31, 2011 and 2010, the Bank’s outstanding stock included $1.1 billion and $2.7 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion.

In 2011, the FHLBanks entered into a Joint Capital Agreement which is intended to enhance the capital position of each FHLBank and the safety and soundness of the FHLBank System. The intent of the Joint Capital Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a restricted retained earnings account at that FHLBank. These restricted retained earnings are not available to pay dividends. Each FHLBank subsequently amended its capital plan to implement the provisions of the Joint Capital Agreement. The Finance Agency approved the capital plan amendments and certified satisfaction of the REFCORP obligation on August 5, 2011. In accordance with the Joint Capital Agreement, starting in the third quarter of 2011, each FHLBank contributes 20% of its net income to a restricted retained earnings account.

Results of Operations

The following is a discussion and analysis of the Bank’s results of operations for the years ended December 31, 2011, 2010, and 2009.

Net Income

The following table sets forth the Bank’s significant income items for the years ended December 31, 2011, 2010, and 2009, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Years Ended December 31,			Increase (Decrease)
				2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Amount	Percent	Amount	Percent
Net interest income	$459	$544	$397	$(85)	(15.64)	$147	36.83
Provision for credit losses	5	—	—	5	*	—	(171.70)
Noninterest (loss) income	(104)	(87)	102	(17)	(18.80)	(189)	(185.94)
Noninterest expense	123	79	113	44	57.40	(34)	(30.36)
Total assessments	43	100	103	(57)	(57.37)	(3)	(2.01)
Net income	184	278	283	(94)	(33.73)	(5)	(2.03)

* Not meaningful

Net Interest Income

A primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including COs, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments.

The decrease in net interest income during 2011 compared to 2010 was primarily due to a decrease in interest earned on the Bank’s long-term investments and advances during 2011 compared to 2010. The decrease in interest earned on long-term investments was primarily due to a decrease in yield on these investments during 2011 compared to 2010. The decrease in interest earned on advances was primarily due to a decrease in the average balance of advances outstanding during 2011 compared to 2010.

The increase in net interest income during 2010 compared to 2009 was primarily due to the write-off of hedging related basis adjustments on advances that were prepaid during 2009. In addition, during 2009, amortization related to discontinued hedging activities and the reclassification of interest from net interest income to “Net (losses) gains on derivatives and hedging activities” on derivatives in non-qualifying hedging relationships lowered net interest income in 2009.

The following table summarizes key components of net interest income for the years presented (in millions):

	Years Ended December 31,
	2011	2010	2009
Interest income:
Advances	$258	$320	$881
Investments	754	960	1,232
Mortgage loans held for portfolio	97	121	152

Total interest income	1,109	1,401	2,265

Interest expense:
Consolidated obligations	645	852	1,862
Deposits	1	3	4
Mandatorily redeemable capital stock	4	2	2

Total interest expense	650	857	1,868

Net interest income	$459	$544	$397

As discussed above, net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $1.4 billion, $2.1 billion and $2.5 billion during the years ended December 31, 2011, 2010, and 2009, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2011, 2010, and 2009 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivative is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread. Amortization associated with hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

Spread and Yield Analysis

	For the Years Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$ 14,483	$ 24	0.16	$ 13,302	$ 31	0.23	$ 11,637	$ 22	0.19
Interest-bearing deposits (1)	3,599	4	0.12	3,655	7	0.18	4,427	7	0.17
Certificates of deposit	909	2	0.23	1,146	4	0.33	17	—	0.19
Long-term investments (2)	22,160	724	3.27	21,814	918	4.21	25,096	1,203	4.79
Advances	79,848	258	0.32	100,948	320	0.32	136,868	881	0.64
Mortgage loans held for portfolio (3)	1,829	97	5.32	2,300	121	5.25	2,861	152	5.30
Loans to other FHLBanks	2	—	0.14	1	—	0.19	1	—	0.18

Total interest-earning assets	122,830	1,109	0.90	143,166	1,401	0.98	180,907	2,265	1.25

Allowance for credit losses on mortgage loans	(1)			(1)			(1)
Other assets	844			1,013			1,403

Total assets	$ 123,673			$ 144,178			$ 182,309

Liabilities and Capital
Deposits (4)	$ 2,851	1	0.04	$ 3,142	3	0.09	$ 4,067	4	0.09
Short-term borrowings	18,960	17	0.09	19,486	29	0.15	38,200	260	0.68
Long-term debt	89,896	628	0.70	107,614	823	0.76	124,514	1,602	1.29
Other borrowings	421	4	0.92	443	2	0.38	380	2	0.40

Total interest-bearing liabilities	112,128	650	0.58	130,685	857	0.66	167,161	1,868	1.12

Other liabilities	4,230			5,372			7,236
Total capital	7,315			8,121			7,912

Total liabilities and capital	$ 123,673			$ 144,178			$ 182,309

Net interest income and net yield on interest-earning assets		$ 459	0.37		$ 544	0.38		$ 397	0.22

Interest rate spread			0.32			0.32			0.13

Average interest-earning assets to interest-bearing liabilities			109.54			109.55			108.22

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The interest-rate spread has remained stable in 2011 compared to 2010.

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

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall decrease in net interest income in 2011 compared to 2010 and the increase in net interest income in 2010 compared to 2009 were primarily rate related.

Volume and Rate Table(1)

	2011 vs. 2010			2010 vs. 2009
	Volume	Rate	Increase (Decrease)	Volume	Rate	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$ 3	$ (10)	$ (7)	$ 3	$ 6	$ 9
Interest-bearing deposits	—	(3)	(3)	(1)	1	—
Certificates of deposit	(1)	(1)	(2)	4	—	4
Long-term investments	15	(209)	(194)	(149)	(136)	(285)
Advances	(68)	6	(62)	(191)	(370)	(561)
Mortgage loans held for portfolio	(25)	1	(24)	(29)	(2)	(31)

Total	(76)	(216)	(292)	(363)	(501)	(864)

Increase (decrease) in interest expense:
Deposits	—	(2)	(2)	(1)	—	(1)
Short-term borrowings	—	(12)	(12)	(89)	(142)	(231)
Long-term debt	(128)	(67)	(195)	(195)	(584)	(779)
Other borrowings	—	2	2	—	—	—

Total	(128)	(79)	(207)	(285)	(726)	(1,011)

Increase (decrease) in net interest income	$ 52	$ (137)	$ (85)	$ (78)	$ 225	$ 147

(1)	Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (in millions):

	For the Years Ended December 31,			Increase (Decrease)

	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Net impairment losses recognized in earnings	$ (118)	$ (143)	$ (316)	$ 25	$ 173
Net gains (losses) on trading securities	2	31	(135)	(29)	166
Net (losses) gains on derivatives and hedging activities	(9)	8	543	(17)	(535)
Letters of credit fees	19	14	7	5	7
Other	2	3	3	(1)	—

Total noninterest (loss) income	$ (104)	$ (87)	$ 102	$ (17)	$ (189)

The increase in total noninterest loss in 2011 compared to 2010 was primarily due to a decrease in net (losses) gains on derivatives and hedging activities due to a decrease in hedging and stand alone related income partially offset by an increase in income associated with derivatives hedging trading securities. Noninterest loss also increased in 2011 compared to 2010 due to a decrease in the fair value of trading securities, partially offset by lower credit related other-than-temporary impairment losses in 2011 compared to 2010.

The Bank recorded total noninterest loss of $87 million in 2010 compared to total noninterest income of $102 million in 2009. The primary reason for the decline was a $244 million decrease in derivatives and hedging adjustments associated with prepaid advances that were offset in net interest income that occurred in 2009 but did not reoccur in 2010. In addition, there was a $125 million decrease in net gains on derivative and hedging activities, net of trading securities. These decreases were partially offset by a $173 million decrease in other-than-temporary impairment losses recognized in earnings in 2010 compared to 2009.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(199)	$—	$37	$—	$—	$(162)
Net interest settlements included in net interest income(2)	(2,054)	—	804	2	—	(1,248)

Total net interest (expense) income	(2,253)	—	841	2	—	(1,410)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	146	—	(2)	—	—	144
Gains (losses) on derivatives not receiving hedge accounting	8	(129)	6	—	(38)	(153)

Total net gains (losses) on derivatives and hedging activities	154	(129)	4	—	(38)	(9)

Total net interest income and net gains (losses) on derivatives and hedging activities	(2,099)	(129)	845	2	(38)	(1,419)

Net gains on trading securities(3)	—	2	—	—	—	2

Total net effect of derivatives and hedging activities	$(2,099)	$(127)	$845	$2	$(38)	$(1,417)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2010
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(254)	$—	$55	$—	$—	$(199)
Net interest settlements included in net interest income(2)	(3,068)	—	1,149	10	—	(1,909)

Total net interest (expense) income	(3,322)	—	1,204	10	—	(2,108)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	234	—	(35)	(3)	—	196
(Losses) gains on derivatives not receiving hedge accounting	—	(192)	13	—	(9)	(188)

Total net gains (losses) on derivatives and hedging activities	234	(192)	(22)	(3)	(9)	8

Total net interest income and net gains (losses) on derivatives and hedging activities	(3,088)	(192)	1,182	7	(9)	(2,100)

Net gains on trading securities(3)	—	31	—	—	—	31

Total net effect of derivatives and hedging activities	$(3,088)	$(161)	$1,182	$7	$(9)	$(2,069)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2009
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(605)	$—	$68	$(1)	$—	$(538)
Net interest settlements included in net interest income(2)	(3,527)	—	1,491	103	—	(1933)

Total net interest (expense) income	(4,132)	—	1,559	102	—	(2,471)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	518	—	(39)	(9)	—	470
Gains on derivatives not receiving hedge accounting	7	49	8	4	5	73

Total net gains (losses) on derivatives and hedging activities	525	49	(31)	(5)	5	543

Total net interest income and net gains (losses) on derivatives and hedging activities	(3,607)	49	1,528	97	5	(1,928)

Net losses on trading securities(3)	—	(135)	—	—	—	(135)

Total net effect of derivatives and hedging activities	$(3,607)	$(86)	$1,528	$97	$5	$(2,063)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

The following table presents the components of noninterest expense and assessments (in millions).

	For the Years Ended December 31,			Increase (Decrease)
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Noninterest expense:
Compensation and benefits	$75	$66	$55	$9	$11
Cost of quarters	5	4	4	1	—
Other operating expenses	35	45	42	(10)	3

Total operating expenses	115	115	101	—	14

Finance Agency and Office of Finance	16	14	11	2	3
Reversal of provision for credit losses on receivable	—	(51)	—	51	(51)
Other	(8)	1	1	(9)	—

Total noninterest expense	123	79	113	44	(34)

Assessments:
Affordable Housing Program	21	31	32	(10)	(1)
REFCORP	22	69	71	(47)	(2)

Total assessments	43	100	103	(57)	(3)

Total	$166	$179	$216	$(13)	$(37)

Total operating expenses remained stable during 2011 compared to 2010. The increase in noninterest expense during 2011, compared to 2010, and the decrease in noninterest expense during 2010, compared to 2009, was primarily due to the Bank’s reduction in its provision for credit losses on a receivable due from LBSF by $51 million during 2010, which resulted in an increase in income. For more information about the LBSF receivable, see Note 18—Derivatives and Hedging Activities—Managing Credit Risk on Derivatives, to the audited financial statements.

The decrease in total assessments during 2011, compared to 2010, was primarily due to the satisfaction of the Bank’s REFCORP obligation during the second quarter of 2011 as previously discussed. Total assessments remained relatively stable in 2010 compared to 2009, decreasing by $3 million during 2010 compared to 2009.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called COs, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank maintains contingent liquidity, 45 day liquidity, and operational liquidity.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement throughout 2011. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days (30-day moving average), assuming restricted debt market access. The Bank implemented this 45 day debt service goal effective January 28, 2010; prior to that, the Bank’s goal was to maintain sufficient liquidity for 90 days. The Bank determined that changing the Bank’s liquidity goal from 90 days to 45 days would more closely align the Bank’s internal measures with those recommended by the Finance Agency and would more accurately reflect the Bank’s practice of not committing to CO settlements beyond 30 days. The Bank was in compliance with its 90 day liquidity goal at the time of this determination and through January 28, 2010. The Bank met its 45 day internal liquidity goal throughout 2011. The Bank has established a daily liquidity target to meet its operational liquidity (defined as the ready cash and borrowing capacity available to meet the Bank’s day-to-day needs). The Bank has had significant excess operational liquidity throughout the past two years.

The Bank’s principal source of liquidity is CO debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be affected adversely if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008 and continuing through the first half of 2009. During that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. The Bank’s funding costs and ability to issue longer-term and structured debt generally have returned to pre-2008 levels, but continue to reflect some market volatility.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the FHLBank Act, the Secretary of Treasury has the authority, at his or her discretion, to purchase COs up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

During July 2011 the Bank increased its issuance of CO discount notes to maintain a high level of short-term liquidity in anticipation of possible disruption in the capital markets as a result of the statutory debt limit debate. Although some temporary tightening occurred in the capital markets immediately prior to the August 2, 2011 debt limit deadline, the Bank was essentially unaffected as a result of its prior increase in liquidity. After the debt ceiling agreement was announced, the debt markets generally stabilized. The Bank maintained higher than historical levels of short-term liquidity during the second half of 2011, and expects to continue to do so for the near future, in order to take advantage of relatively attractive short-term investment rates in a prolonged low-rate environment and protect against continued general market uncertainty.

As discussed above under Financial Condition–Consolidated Obligations, in August, Moody’s revised its rating outlook on the Aaa bond rating of the U.S., and consequently the ratings outlook of the FHLBanks, to negative. On August 5, 2011, S&P downgraded the long-term sovereign credit rating of the U.S. from AAA to AA+, and consequently downgraded all the FHLBanks to AA+ on August 8, 2011. These actions reflect the rating agencies’ view that the ratings of the FHLBank System and the individual FHLBanks are constrained by the sovereign rating of the U.S. However, the Bank did not experience a material impact on its ability to meet its liquidity goals or on the Bank’s financial condition or results of operations during 2011 due to these rating agency actions. It is possible that any further changes to the U.S. sovereign credit rating, and consequently to the FHLBanks’ credit ratings, may cause disruptions in the financial markets, increase the Bank’s cost of funds, or decrease the Bank’s ability to access the capital markets, which may adversely impact the Bank’s ability to maintain sufficient liquidity levels.

Off-Balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liability to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs at December 31, 2011 and December 31, 2010. As of December 31, 2011, the FHLBanks had $691.9 billion in aggregate par value of COs issued and outstanding, $113.8 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of December 31, 2011, the Bank had outstanding standby letters of credit of $21.5 billion with original terms of less than 12 months to 20 years, with the longest final stated expiration in 2030. As of December 31, 2010, the Bank had outstanding standby letters of credit of $22.3 billion with original terms of less than two months to 20 years, with the longest final stated expiration in 2030, as well as one evergreen letter of credit.

S&P’s downgrade of the U.S. sovereign credit rating and S&P’s related downgrade of the issuer credit ratings of the FHLBanks did not have a material impact on the Bank’s standby letter of credit activity during 2011. However, any further downgrade of the Bank’s credit rating by one or more NRSROs could negatively impact the Bank’s standby letter of credit activity, as beneficiaries may have certain issuer credit rating requirements or other eligibility requirements. See Financial Condition–Consolidated Obligations and Liquidity and Capital Resources above for further discussion of recent actions taken by Moody’s and S&P.

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

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make a payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2011. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

The table below presents the payment due dates or expiration terms of the Bank’s contractual obligations and commitments as of December 31, 2011 (in millions):

	One year or less	After one year through three years	After three years through five years	After five years	Total
Contractual obligations:
Long-term debt	$48,163	$28,914	$6,088	$6,254	$89,419
Standby letters of credit	4,297	8,042	1,411	7,760	21,510
Mandatorily redeemable capital stock	4	60	221	1	286
Pension and post-retirement contributions	5	4	5	12	26
Operating leases	—	1	1	—	2

Total	$52,469	$37,021	$7,726	$14,027	$111,243

Critical Accounting Policies and Estimates

The preparation of the Bank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank’s reported results and disclosures. Several of the Bank’s accounting policies inherently are subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank’s results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank’s financial condition and results of operations:

•	Fair Value Measurements;

•	Other-than-temporary Impairment;

•	Allowance for Credit Losses; and

•	Derivatives and Hedging Activities.

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

As of December 31, 2011 and 2010, the fair value of the Bank’s available-for-sale private-label MBS investment portfolio was determined using unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 19—Estimated Fair Values to the Bank’s 2011 audited financial statements.

Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank’s private-label MBS portfolio that are in an unrealized loss position are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

If the present value of the expected cash flows of a particular security is less than the security’s amortized cost basis, the security is considered to be other-than temporarily impaired. The amount of the other-than-temporary impairment is separated into two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in noninterest income (loss). The credit loss on a debt security is limited to the amount of that security’s unrealized loss. If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive loss.

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

Allowance for Credit Losses

The Bank is required to assess potential credit losses and establish an allowance for credit losses, if required, for each identified portfolio segment of financing receivables. A portfolio segment is the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of the following portfolio segments of financing receivables: advances and letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, multifamily residential mortgage loans and term federal funds.

The Bank considers the application of these standards to its advance, mortgage loan and federal fund portfolio a critical accounting policy, as determining the appropriate amount of the allowance for credit losses requires the Bank to make a number of assumptions. The Bank’s assumptions are based on information available as of the date of the financial statements. Actual results may differ from these estimates.

Advances

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower’s collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance. Based on the collateral held as security, its collateral policies, management’s credit analysis and the repayment history on advances, the Bank’s management did not anticipate any credit losses on advances as of December 31, 2011 or 2010. Accordingly, the Bank has not recorded any allowance for credit losses on advances. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prudent Risk Management and Appetite—Credit Risk for further discussion regarding the Bank’s credit risk policies and practice.

Single-family Residential Mortgage Loans

With the exception of modified loans that are considered a troubled debt restructuring, conventional single-family residential mortgage loans are evaluated collectively for impairment. The overall allowance for credit losses is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance are the effects of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

A modified loan that is considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

Government-guaranteed or Insured Single-family Residential Mortgage Loans

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

Federal Funds

Term federal funds are generally short-term and their recorded balance approximates fair value. The Bank invests in federal funds with investment-grade counterparties, which are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of December 31, 2011 and 2010, all investments in federal funds were repaid or expected to repay according to the contracted terms.

See Note 2—Summary of Significant Accounting Policies—Mortgage Loans Held in Portfolio to the Bank’s 2011 audited financial statements and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Prudent Risk Management and Appetite—Credit Risk for a further discussion of management’s estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives on the Statements of Condition at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2011 and 2010. The Bank uses derivatives in its risk management program for the following purposes:

•	conversion of a fixed rate to a variable rate;

•	conversion of a variable rate with a fixed component to another variable rate; and

•	macro hedging of balance sheet risks.

To qualify for hedge accounting, the Bank documents the following concurrently with the execution of each hedging relationship:

•	the hedging strategy;

•	identification of the hedging instrument and the hedged item;

•	determination of the appropriate accounting designation;

•	the method used for the determination of effectiveness for transactions qualifying for hedge accounting; and

•	the method for recording ineffectiveness for hedging relationships.

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

The long-haul method of effectiveness is used to assess effectiveness for hedging relationships that qualify for hedge accounting, but do not meet the criteria for the use of the short-cut method. The long-haul method requires separate valuations of both the hedged item and the hedging instrument. If the hedging relationship is determined to be highly effective, the change in fair value of the hedged item related to the designated risk is recognized in current period earnings in the same period as the change in fair value of the hedging instrument. If the hedging relationship is determined not to be highly effective, hedge accounting either will not be allowed or will cease at that point. The Bank performs effectiveness testing on a monthly basis and uses statistical regression analysis techniques to determine whether a long-haul hedging relationship is highly effective.

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and non-qualifying hedges in the income statement caption “Net (losses) gains on derivatives and hedging activities” which is included in the “Noninterest income (loss)” section of the Statements of Income.

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

Recently Issued and Adopted Accounting Guidance

See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank’s 2011 audited financial statements for a discussion of recently issued and adopted accounting guidance.

Legislative and Regulatory Developments

The legislative and regulatory environment for the FHLBanks and the Office of Finance has changed profoundly over the past few years, beginning with the Housing Act in 2008 and continuing, as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act following its enactment in July 2010 and as Congress considers housing finance and GSE reform. The FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be materially affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Significant regulatory actions and developments for the period covered by this Report are summarized below.

Dodd-Frank Act

Derivatives Transactions

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process for determining which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations under this process. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on the CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank’s swaps will be required to be cleared until the end of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the Bank is currently negotiating) and additional documentation with the Bank’s swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC’s final rule places the Bank’s posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank’s interest rate risk.

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

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank’s swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank’s swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making such trades more costly.

The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect; and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until the end of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

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

Regulation of Systemically Important Nonbank Financial Companies.

Federal Reserve Board Proposed Definitions. On February 11, 2011, the Federal Reserve Board (FRB) issued a proposed rule with a comment deadline of March 30, 2011 that would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the interagency oversight council’s (Oversight Council) authorities described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company’s gross revenue in either of its two most recent completed fiscal years; or

•	the company’s total financial assets represent 85 percent or more of the company’s total assets as of the end of either of its two most recently completed fiscal years.

The Bank would likely be deemed predominantly engaged in financial activities and thus a nonbank financial company under the proposed rule.

Oversight Council Proposed Rule. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the U.S., and to subject those companies to FRB supervision and certain prudential standards. The proposed rule supersedes a prior proposal on these designations. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including bonds (in the Bank’s case, COs) issued. As of December 31, 2011, the Bank had $125.3 billion in total assets and $115.0 billion in total outstanding COs. If a nonbank financial company meets both the total consolidated assets threshold and any of the other quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the U.S. financial stability, based in part on information from the company’s primary financial regulator and nonpublic information collected directly from the company. Comments on the proposed rule were due by December 19, 2011.

FRB Proposed Prudential Standards. On January 5, 2012, the FRB issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments). Comments on the proposed rule are due by April 30, 2012.

The FRB and Oversight Council proposed rules are broad enough to likely capture the Bank as a nonbank financial company and may subject the Bank to FRB oversight and prudential standards, unless the final applicable rules exempt the FHLBanks. If the Bank is designated by the Oversight Council for supervision and oversight by the FRB, then the Bank’s operations and business could be adversely impacted by additional costs and business activities’ restrictions resulting from such oversight.

Significant Finance Agency Regulatory Actions

Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule with a comment deadline of May 31, 2011, that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferrals of a portion of incentive compensation for executive officers and require board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of the Bank’s compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due by May 31, 2011.

Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the Finance Agency issued a proposed rule to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the other housing finance GSEs, including internal controls, interest rate risk exposure and market risk. The Finance Agency proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the Finance Agency. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director to impose other sanctions, such as limits on asset growth or increases in capital, that the Director believes appropriate, until the regulated entity returns to compliance with the prudential standards. Comments on this proposed rule were due on or before August 19, 2011.

Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBanks. The final rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLBank’s operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC’s receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. This rule became effective on July 20, 2011.

Final Rule on Voluntary Mergers. On November 28, 2011, the Finance Agency issued a final rule, effective December 28, 2011, that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•	the members of each such FHLBank ratify the merger agreement;

•	the Director has received evidence that the closing conditions have been met; and

•	the Director has accepted the organization certificate of the continuing FHLBank.

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule, effective 120 days after publication, that would restrict the Bank from purchasing, investing in, taking a security interest in, or otherwise dealing in mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay private transfer fees to covered associations (including organizations comprising owners of home, condominiums, cooperatives, manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, securities backed by such mortgages, and securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created.

Other Significant Regulatory Actions

National Credit Union Administration Proposal on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration (NCUA) issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways:

•	becoming a member in good standing of the Central Liquidity Facility (CLF) directly;

•	becoming a member in good standing of CLF indirectly through a corporate credit union;

•	obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•	maintaining a certain percentage of assets in highly liquid Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could have a negative impact on the Bank’s results of operations. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.

Additional Developments

Fraud Detection and Reporting. The FHLBanks have seen an increased regulatory focus on preventing, detecting, and reporting fraud or possible fraud. In 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency upon the discovery of any fraud or possible fraud related to the purchase or sale of financial instruments or loans. On November 3, 2011, the Financial Crimes Enforcement Network (FinCEN) proposed regulations that would require the GSEs to develop anti-money laundering (AML) programs and to file suspicious activity reports (SARs) with FinCen, in addition to any reports provided to the Finance Agency. Any requirement to develop AML and SARs reporting programs would significantly increase the Bank’s fraud reporting and detection operations.

Home Affordable Refinance Program and Other Foreclosure Prevention Efforts. During the third quarter of 2011, the Finance Agency and Fannie Mae and Freddie Mac (the Enterprises) announced a series of changes to the Home Affordable Refinance Program (HARP) that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well. On February 9, 2012, state and federal officials announced a settlement with five of the nation’s largest mortgage servicers. The announced settlement, among other things, will require the servicers to implement new servicing and foreclosure practices and includes certain incentives for the servicers to offer loan modifications that may include principal reductions on certain loans. The Bank does not expect the HARP changes or existing foreclosure prevention programs to have a material impact on the Bank’s MBS portfolio. Although it is unclear at this time whether additional foreclosure prevention efforts will be implemented during 2012, new programs that include expansive principal writedowns or forgiveness with respect to securitized loans could have a material negative impact on the Bank’s MBS portfolio.

Housing Finance and GSE Reform. On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress entitled Reforming America’s Housing Finance Market. The report provided options for Congressional consideration regarding the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of these housing finance reforms, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Housing finance and GSE reform is not expected to progress significantly prior to the 2012 presidential election, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, the Bank could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks, commonly known as Basel III. Banks subject to the new framework would be subject to increased capital and liquidity requirements, with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the FRB announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule proposes risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The proposal declines to finalize certain standards such as liquidity requirements until the Basel III framework gains greater international consensus, but the proposal includes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution’s structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the FRB’s proposed plan could require some of the Bank’s members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances; on the other hand, the new framework may incent the Bank’s members to borrow term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for FHLBank System COs to the extent that impacted institutions divest or limit their investments in FHLBank System COs.

Prudent Risk Management and Appetite

The Bank’s lending, investment, and funding activities and the use of derivative hedge instruments expose the Bank to a number of risks. A robust risk management framework aligns risk-taking activities with the Bank’s strategies and risk appetite. A risk management framework also balances risks and rewards. The Bank’s risk management framework consists of risk governance, risk appetite, and risk management policies.

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile which enhances their ability to make improved strategic and tactical decisions. Additionally, the Bank aspires to achieve and exceed best practices in governance, ethics, and compliance, and to sustain a corporate culture that fosters transparency, integrity, and adherence to legal and ethical obligations.

The Bank’s board of directors and management have established this risk appetite statement and risk metrics for controlling and escalating actions based on the nine continuing objectives that represent the foundation of the Bank’s strategic and tactical planning:

•

Capital Adequacy—maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent on the Bank’s balance sheet and provide sufficient resiliency to withstand potential stressed losses.

•

Market Risk/Earnings—produce a long-term return on equity spread to 3-month LIBOR of 50 to 100 basis points, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets.

•	Liquidity Risk—maintain sufficient liquidity and funding sources to allow the Bank to meet expected and unexpected obligations.

•

Credit Risk—avoid credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis (and when appropriate perform shareholder-specific analysis), monitoring and verification.

•	Governance/Compliance/Legal—comply with all applicable laws and regulations.

•

Mission/Business Model—deliver financial services and consistent access to affordable funds in the size and structure members desire, helping members to manage risk and extend credit in their communities, while achieving its affordable housing mission goals; and provide value through the consistent payment of dividends and the repurchasing of excess stock.

•

Operational Risk—manage the key risks associated with operational availability of critical systems, the integrity and security of the Bank’s information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Control Objectives for Information and Related Technology standards; and deliver an employment value proposition that allows the Bank to build, retain, engage, and develop staff capable of meeting the evolving needs of our key stakeholders and the ability to effectively manage enterprise-wide risks.

•	Reputation—recognize the importance of and advance positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank’s ability to achieve its mission.

•	Diversification and Concentration—monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

The board and management recognize risk and risk producing events are dynamic and constantly being presented. Accordingly, reporting, analyzing, and mitigating risks are paramount to successful corporate governance.

The RMP also governs the Bank’s approach to managing the above risks. The Bank’s board of directors reviews the RMP annually and formally re-adopts the RMP at least once every three years. It also reviews and approves amendments to the RMP from time to time as necessary. To ensure compliance with the RMP, the Bank has established internal management committees to provide oversight of these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors. In addition to the established risk appetite and the RMP, the Bank also is subject to Finance Agency regulations and policies regarding risk management.

Below is a more specific discussion of how the Bank manages its market risk, liquidity risk, credit risk, operational risk, and business risk within this risk management and appetite framework.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank’s management attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank’s derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

•

As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of COs, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities, and to hedge the market value of existing assets and liabilities. The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

•

As an asset-liability management tool, for which hedge accounting is not applied (non-qualifying hedge). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income or expense of these derivatives in the “Noninterest Income (Loss)” section of the Statements of Income as “Net (losses) gains on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the notional amounts of derivative financial instruments (in millions).

			As of December 31,
			2011	2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$13,160	$13,632
		Non-qualifying hedges	100	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	32,749	50,519
		Non-qualifying hedges	741	1,241
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	864	413
Pay variable with embedded features, receive variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	—	323
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	248	216

		Total	47,862	66,444

Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	2,678	2,950
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50

		Total	2,728	3,000

Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	46,674	38,310
		Non-qualifying hedges	1,100	2,850
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	26,403	21,962
		Non-qualifying hedges	1,000	—
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	30
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	100	—

		Total	75,297	63,152

			As of December 31,
			2011	2010
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	1,129	1,295

		Total	1,129	1,295

Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	225
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	6,000

		Total	12,625	6,225

Intermediary Positions and Other
Pay fixed, receive fixed interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	—	1
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	79	92
Interest rate cap or floor	To offset interest rate caps or floors executed with members by executing interest rate caps or floors with derivatives counterparties.	Non-qualifying hedges	—	2,000

		Total	79	2,093

Total notional amount			$139,720	$142,209

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of the ongoing credit concerns and lack of liquidity in the private-label MBS market, however, market prices are influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the effective duration impact. Thus, in the third quarter of 2009, management changed its method of calculating effective duration to use the option adjusted spread at a date prior to the recent market disruptions. To capture interest-rate changes, management further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with like effective duration characteristics. This approach provides effective duration values that more accurately reflect the Bank’s interest-rate risk but may still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the FRB; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, management views its current effective duration gap exposure calculations as approximate, rather than absolute, values.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2011			2010
	Up 200 Basis Points	Current	Down 200 Basis Points(1)	Up 200 Basis Points	Current	Down 200 Basis Points(1)
Assets	0.56	0.37	(0.03)	0.67	0.46	0.01
Liabilities	0.45	0.43	0.06	0.50	0.57	0.23
Equity	2.27	(0.53)	(1.33)	2.95	(0.97)	(2.89)
Effective duration gap	0.11	(0.06)	(0.09)	0.17	(0.11)	(0.22)

(1)	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 19–Estimated Fair Values to the Bank’s 2011 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. The Bank’s total capital and market value of equity each decreased by $1.4 billion from December 31, 2010 to December 31, 2011.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2011			2010
	Up 200 Basis Points	Current	Down 200 Basis Points(1)	Up 200 Basis Points	Current	Down 200 Basis Points(1)
Assets	$120,027	$121,356	$121,878	$125,891	$127,451	$128,219
Liabilities	113,610	114,676	114,904	118,095	119,338	120,156
Equity	6,417	6,680	6,974	7,796	8,113	8,063

(1)	The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

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

The Bank faces two basic types of liquidity risk: operational and contingent. Operational liquidity is defined as the ready cash and borrowing capacity available to meet the Bank’s day-to-day needs. To maintain adequate operational liquidity on each business day, the Bank has established a daily liquidity target. As discussed in further detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources above, Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank met both liquidity requirements during 2011.

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

The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). Prior to the second quarter of 2010, the Bank’s credit risk rating system included an estimate of a borrower’s probability of default without differentiation between types of financial institutions. Beginning in the second quarter of 2010, the Bank implemented a separate model for banks incorporating updated actual historical default information for commercial banks in assessing commercial bank members’ credit risk ratings, and in January 2011 the Bank implemented separate models for credit unions and thrifts incorporating actual historical default information for credit unions and thrifts, respectively. The Bank implemented a similarly specialized model for insurance companies during the second half of 2011. In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2011		2010
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	536	$78,355	569	$79,170
10	117	3,033	157	4,815

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank, including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract, to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, a higher limit may be approved solely by the Bank’s board of directors, or a relevant committee thereof, in its sole discretion. As of December 31, 2011, 10 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2011	$82,569	$188,597	64.36	10.93	24.71
As of December 31, 2010	85,051	188,212	67.43	10.19	22.38

Beginning in 2010, for purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans, home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Market values, and thus LCVs, change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank. In 2012, the Bank expects to expand this market-based valuation methodology to multifamily and commercial real estate collateral.

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

The following table provides information on FDIC-insured institutions that were placed into receivership during the years indicated.

	For the Years Ended December 31,
	2011	2010	2009
FHLBank Atlanta members	45	57	44
Non-FHLBank Atlanta members	47	100	96

Total FDIC-insured	92	157	140

All outstanding advances to those member institutions placed into FDIC receivership were either paid in full or assumed by another member or non-member institution under purchase and assumption agreements between the assuming institution and the FDIC. The Bank expects more member institution failures during 2012, but at a lower rate than during 2011 as capital levels, asset quality, and the overall financial condition of member institutions slowly improve.

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law.

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2011 and 2010.

Investments

The Bank is subject to credit risk on certain unsecured investments, including interest-bearing deposits, certificates of deposits and federal funds sold.

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

The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s RMP and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In light of significant European sovereign credit concerns which triggered falling equity prices and higher credit default swap spreads during the third quarter of 2011, the Bank suspended overnight and term trading with its French counterparties, and the Bank has limited term trades and capped overnight trades with certain European counterparties based on their financial condition. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical concentration of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities. As noted above, Finance Agency regulations prohibit the Bank from investing in non-U.S. sovereign debt.

The Bank enters into investments only with U.S. counterparties or U.S. brandes and agency offices of foreign commercial banks, but may have exposure to foreign entities if a counterparty’s parent entity is located in another country. The table below represents the Bank’s gross exposure, by instrument type, according to the location of the parent company of the counterparty (in millions):

	As of December 31, 2011
	Federal Funds Sold	Interest- bearing Deposits	Certificates of Deposit	Net Derivative Exposure(1)	Total
Australia	$1,335	$—	$—	$—	$1,335

Canada	2,050	—	—	—	2,050

France	—	—	—	3	3

Germany	1,225	—	—	37	1,262

Japan	—	—	650	—	650

Norway	950	—	—	—	950

Spain	575	—	—	5	580

Sweden	3,090	—	—	—	3,090

Switzerland	400	—	—	—	400

United Kingdom	1,700	—	—	—	1,700

United States of America	1,305	1,203	—	—	2,508

Total	$12,630	$1,203	$650	$45	$14,528

(1)	Amounts do not reflect collateral; see the table under Prudent Risk Management and Appetite—Credit Risk—Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $16.9 billion as of December 31, 2010 to $14.5 billion as of December 31, 2011. There were six such counterparties (including Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of December 31, 2011) that represented 55.9 percent, and two such counterparties, Bank of Nova Scotia and Svenska Handelsbanken, that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit exposure is comprised primarily of federal funds sold.

As of December 31, 2011, the distribution of maturities of unsecured credit exposure was as follows:

•	58.6 percent of the exposure matured in one business day;

•	5.40 percent of the exposure matured within two to 10 business days;

•	16.0 percent matured within 11 to 30 business days; and

•	20.0 percent matured after 31 business days.

The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities. As of December 31, 2011, the Bank’s long-term investment portfolio included $6.6 billion of private-label MBS, which represented 30.6 percent of the carrying value of the Bank’s long-term investment portfolio.

The tables below provide information on the credit ratings of the Bank’s investments held at December 31, 2011 and 2010, based on their credit ratings as of December 31, 2011 and 2010 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

As of December 31, 2011

Carrying Value(1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,201	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	650	—	—	—	—	—	—	—
Federal funds sold	—	5,825	6,805	—	—	—	—	—	—	—

Total short-term investments	—	5,827	8,656	—	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	—	103	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	4,228	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	10,689	—	—	—	—	—	—	—	—
Private label	664	314	757	559	689	891	1,394	663	689	15

Total mortgage-backed securities	664	11,003	757	559	689	891	1,394	663	689	15

Total long-term investments	664	15,334	757	559	689	891	1,394	663	689	15

Total investments	$664	$21,161	$9,413	$559	$689	$891	$1,394	$663	$689	$15

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $83 million at December 31, 2011.

As of December 31, 2010

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C
Short-term investments:
Interest-bearing deposits	$—	$2	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	1,190	—	—	—	—	—	—
Federal funds sold	—	7,016	8,685	—	—	—	—	—	—

Total short-term investments	—	7,018	9,875	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	111	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	4,253	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	9,676	—	—	—	—	—	—	—	—
Private label	2,766	455	1,084	355	712	1,049	1,708	608	209

Total mortgage-backed securities	12,442	455	1,084	355	712	1,049	1,708	608	209

Total long-term investments	16,806	455	1,084	355	712	1,049	1,708	608	209

Total investments	$16,806	$7,473	$10,959	$355	$712	$1,049	$1,708	$608	$209

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $104 million at December 31, 2010.

Subsequent to December 31, 2011, $28 million, or 0.08 percent, of the Bank’s investments have been downgraded as of March 15, 2012 as outlined in the below table (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values at December 31, 2011
At December 31, 2011	At March 15, 2012	Private-label MBS
From	To	Carrying Value	Fair Value
AAA	AA	$6	$6
AAA	A	9	9
AA	BBB	6	6
BBB	BB	1	1
BB	B	6	6

Total		$28	$28

The following table presents all investments, excluding overnight investments, held on December 31, 2011 and on negative watch at March 15, 2012 (in millions):

	On Negative Watch - Balances Based on Carrying Values at December 31, 2011
	Private-label MBS		Non-MBS Investments
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$8	$8	$—	$—
AA	45	45	1,090	1,090
A	187	182	1,225	1,225
BBB	103	101	—	—
BB	47	37	—	—

Total	$390	$373	$2,315	$2,315

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At December 31, 2011, based on the classification by the originator at the time of origination, approximately 87.2 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization at December 31, 2011 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$23	$621	$644
AA	—	—	—	—	253	253
A	—	—	—	186	456	642
BBB	—	26	—	20	229	275
BB	—	87	9	327	270	693
B	—	—	—	314	553	867
CCC	52	775	136	698	32	1,693
CC	129	125	256	254	—	764
C	—	297	514	15	—	826
D	—	27	—	—	—	27

Total unpaid principal balance	$181	$1,337	$915	$1,837	$2,414	$6,684

Amortized cost	$163	$1,095	$765	$1,716	$2,392	$6,131

Gross unrealized losses	$(9)	$(88)	$(68)	$(212)	$(152)	$(529)

Fair value	$155	$1,011	$706	$1,504	$2,261	$5,637

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(30)	$(23)	$(30)	$(9)	$(92)
Non-credit-related losses	—	(20)	(14)	(25)	22	(37)

Total other-than-temporary impairment losses	$—	$(10)	$(9)	$(5)	$(31)	$(55)

Weighted average percentage of fair value to unpaid principal balance	85.28%	75.70%	77.08%	81.83%	93.67%	84.32%
Original weighted average credit support	15.72%	13.40%	10.01%	6.68%	3.24%	7.48%
Weighted average credit support	12.84%	6.72%	3.75%	7.30%	8.04%	7.11%
Weighted average collateral delinquency	17.68%	23.76%	20.91%	13.36%	7.61%	14.51%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$26	$26
AA	—	—	—	—	62	62
A	—	—	—	—	117	117
BBB	—	—	—	—	285	285
B	—	—	—	—	76	76
CCC	—	—	—	184	—	184
CC	—	—	—	169	—	169
C	—	61	—	—	—	61

Total unpaid principal balance	$—	$61	$—	$353	$566	$980

Amortized cost	$—	$45	$—	$289	$568	$902

Gross unrealized losses	$—	$(5)	$—	$(90)	$(5)	$(100)

Fair value	$—	$40	$—	$199	$568	$807

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(2)	$—	$(24)	$—	$(26)
Non-credit-related losses	—	(2)	—	(24)	—	(26)

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	0.00%	65.12%	0.00%	56.50%	100.20%	82.30%
Original weighted average credit support	0.00%	12.29%	0.00%	26.45%	7.12%	14.40%
Weighted average credit support	0.00%	1.83%	0.00%	21.71%	11.51%	14.58%
Weighted average collateral delinquency	0.00%	37.00%	0.00%	39.53%	6.68%	20.38%

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of December 31,
	2011			2010
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$933	$5,751	$6,684	$1,649	$7,041	$8,690
Alt-A	451	529	980	574	587	1,161

Total unpaid principal balance	$1,384	$6,280	$7,664	$2,223	$7,628	$9,851

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in detail in Note 8–Other-than-temporary Impairment to the Bank’s 2011 audited financial statements. Each quarter, the Bank updates the input assumptions used in the model to reflect the most current actual loan performance information and the most current housing market assumptions. During 2011, the current and forecasted economic trends included continued high unemployment, ongoing pressure on housing prices, limited refinancing opportunities for borrowers whose houses are now worth less than the balance of their mortgages, a slower-than-expected recovery and an uncertain outlook.

The following table represents a summary of the significant inputs used for all of the Bank’s private-label MBS:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2008	6.31	6.31 to 6.31	37.35	37.35 to 37.35	50.21	50.21 to 50.21	12.84	12.52 to 13.63
2007	9.50	6.34 to 22.67	12.67	0.00 to 18.71	39.21	0.00 to 48.28	5.08	2.43 to 8.63
2006	7.00	4.76 to 16.01	20.95	11.83 to 40.25	49.38	29.10 to 58.80	4.21	0.87 to 6.89
2005	9.29	4.66 to 12.27	10.46	0.47 to 30.58	34.83	19.94 to 58.17	7.28	4.50 to 14.20
2004 and prior	16.92	3.36 to 43.79	7.66	0.00 to 29.03	27.41	0.00 to 50.39	7.68	2.33 to 42.95
Total Prime	12.62	3.36 to 43.79	11.41	0.00 to 40.25	33.74	0.00 to 58.80	7.17	0.87 to 42.95

Alt-A:
2007	5.50	3.99 to 6.93	60.06	46.81 to 69.95	49.69	46.15 to 54.85	7.16	0.05 to 12.77
2006	5.80	4.15 to 7.44	56.75	47.03 to 66.20	50.78	44.67 to 55.78	3.26	0.33 to 5.42
2005	5.71	2.64 to 7.30	52.83	29.24 to 79.49	51.66	37.17 to 58.01	13.58	1.88 to 39.97
2004 and prior	10.18	5.54 to 13.93	10.09	0.97 to 41.46	31.26	19.79 to 48.66	11.98	3.57 to 39.44
Total Alt-A	6.74	2.64 to 13.93	45.41	0.97 to 79.49	45.93	19.79 to 58.01	9.54	0.05 to 39.97
Total	10.38	2.64 to 43.79	24.36	0.00 to 79.49	38.38	0.00 to 58.80	8.07	0.05 to 42.95

For those securities for which an other-than-temporary impairment was determined to have occurred during 2011, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8–Other-than-temporary Impairment to the Bank’s 2011 audited financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Year Ended December 31, 2011
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(11)	$36	$(47)
Securities previously impaired prior to current year	(107)	(99)	(8)

Total	$(118)	$(63)	$(55)

	For the Year Ended December 31, 2010
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(38)	$159	$(197)
Securities previously impaired prior to current year	(105)	(102)	(3)

Total	$(143)	$57	$(200)

	For the Year Ended December 31, 2009
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(262)	$1,024	$(1,286)
Securities previously impaired prior to current year	(54)	(34)	(20)

Total	$(316)	$990	$(1,306)

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

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.00 percent to 13.0 percent over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The below table presents projected home price recovery ranges by year under the adverse case scenario.

Recovery Range (%)
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

	For the Year Ended December 31, 2011
	Housing Price Scenario
	Base Case(2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss
Prime loans(1)	44	$2,901	$(92)	52	$3,236	$(149)
Alt-A(1)	4	422	(26)	4	422	(31)

Total	48	$3,323	$(118)	56	$3,658	$(180)

(1)	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.
(2)	Represents securities and related other-than-temporary-impairment credit losses for the year ended December 31, 2011.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by U.S government agencies or U.S. GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2011 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Derivatives

Derivatives transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels. In light of significant European sovereign credit concerns, beginning in the third quarter of 2011, the Bank suspended new derivative transactions with French counterparties. The Bank may further limit or suspend derivative transactions for other European counterparties in addition to RMP and regulatory requirements.

As of December 31, 2011, the Bank had $139.7 billion in total notional amount of derivatives outstanding compared to $142.2 billion at December 31, 2010. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of December 31, 2011, 95.6 percent of the total notional amount of outstanding derivatives was represented by 18 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Natixis Financial Products, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2010, 99.2 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were three, JP Morgan Chase Bank, N.A., Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were no counterparties that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	As of December 31, 2011
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$3,751	$—	$—	$—
A	129,805	40	27	13
BBB	6,125	—	—	—
Member institutions(1)	39	5	5	—

Total derivatives	$139,720	$45	$32	$13

(1)	Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2010
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$42,689	$—	$—	$—
A	98,353	66	66	—
BBB	121	—	—	—
Member institutions(1)	1,046	5	5	—

Total derivatives	$142,209	$71	$71	$—

(1)	Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2011, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.

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

The unpaid principal balance of MPF Program mortgage loans was $1.4 billion and $1.8 billion as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the allowance for credit losses on MPF loans was $5 million and $0, respectively. While the Bank did not change its base methodology for calculating loan losses during 2011, the key variables that drive the calculation changed to reflect the deterioration in portfolio performance and economic conditions.

The primary driver for the increased loan loss reserve was the increase in the Bank’s severity estimates. The loss severity rate used in the loan loss reserve methodology for MPF loans increased from 14.0 percent at December 31, 2010 to 37.6 percent at December 31, 2011. The increase was based on weakening performance of the Bank’s portfolio of MPF loans. The Bank uses actual loss claim data from its MPF loans to estimate future losses and experienced a significant increase in the severity amount for claims settled in 2011. The severity rate does not reflect the application of any credit enhancement that may be available on a given pool.

Another factor contributing to the increased loan loss reserve was an increased percentage of seriously delinquent loans. The Bank’s seriously delinquent rate for conventional single-family residential mortgages increased from 4.37 percent as of December 31, 2010 to 5.87 percent as of December 31, 2011.

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

The Bank has established formal policies and procedures to monitor its exposure to mortgage insurance companies, including an aggregate cap on the amount of permissible exposure to SMI at each provider.

The Bank. Fourth, the Bank absorbs any remaining unallocated losses.

Total credit enhancement is sized to provide the equivalent of an AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency).

The unpaid principal balance of MPP mortgage loans was $193 million and $241 million as of December 31, 2011 and 2010, respectively. The Bank determined that an allowance for credit losses on MPP mortgage loans was not required at December 31, 2011 and 2010.

AMPP

The Bank’s AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank’s primary protection against loss is the borrower’s equity in the real property that secures the AMPP loan. The unpaid principal balance of AMPP mortgage loans was $21 million as of

December 31, 2011 and 2010. An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The Bank’s allowance for credit losses on AMPP mortgage loans was $1 million at December 31, 2011 and 2010.

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

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs, both of which consider the operational risk ramifications of the Bank’s business strategies and environment. The Bank has established comprehensive financial and operating policies and procedures to mitigate the likelihood of loss resulting from the identified operational risks. For example, the Bank has a disaster recovery plan designed to restore critical business processes and systems in the event of disaster. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

The efficiencies offered by information technology (IT) and networks are a necessary component of Bank operations. The information systems architecture of the Bank is client/server-based to support the multiple operating systems and servers, which are a mixture of vendor-licensed and in-house developed applications. The Bank’s IT division maintains and regularly reviews a number of controls to ensure that the IT assets of the Bank are well managed and secure from unauthorized access. Exposure from the internet (and accompanying network security issues, including software virus risk) is a factor that shapes the Bank’s risk profile. This exposure results from the Bank’s e-commerce activity and an increasing number of specialized vendor-provided solutions that are supported by web-based servers. Management monitors and maintains controls against attempted spyware and anti-virus attacks against Bank systems. The Bank utilizes firewalls to protect the network from internet based attacks while also employing firewalls on laptops that may operate outside of the Bank’s network. Additionally, the Bank has systems to detect an intrusion in the event that it is not stopped by one of the firewalls. The Bank also has an information security department that is responsible for the policy, procedures, reviews, education and management of entitlement requests. One key objective of the information security department is to protect the Bank’s sensitive business information from unauthorized access. A security governance committee provides independent and integrated oversight of the information security program, the physical security program, security policies and procedures and security exceptions and violations. The security governance committee reviews all information security-related incidents and escalates them to the executive management committee or the board as appropriate.

The board of directors has an Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, information technology and other related matters. In addition, the Bank’s internal Enterprise Risk Committee is responsible for management and oversight of the Bank’s risk management programs and practices discussed above. Additionally, the Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s board of directors, regularly monitors compliance with the policies and procedures related to managing operational risks.

Business Risk

Business risk is the risk of an adverse effect on the Bank’s profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputational, and regulatory events that are beyond the Bank’s control. In particular, during 2011 and continuing in 2012, the Bank faces the following business risks:

•	competition for advances from traditional and nontraditional sources;

•	legislative and regulatory changes that could affect the Bank’s status and its cost of doing business; and

•	risks related to the Bank’s letter of credit portfolio.

For discussion of the Bank’s competition for advances, see Item 1, Business–Competition above.

For discussion of recent regulatory activity that may have a material impact on the Bank’s operations and for additional business risks that may impact the Bank’s letter of credit portfolio, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations –Legislative and Regulatory Developments, and –Off-Balance Sheet Commitments, respectively. The Bank attempts to mitigate these risks through long-term strategic planning and through continually monitoring economic indicators and the external environment.

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

Effects of Inflation

The majority of the Bank’s assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation, coupled with increasing interest rates, generally has the following effect on the Bank:

•	the cost of the Bank’s funds and operating overhead increases;

•	the yield on variable rate assets held by the Bank increases;

•	the fair value of fixed-rate investments and mortgage loans held in portfolio decreases; and

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

A discussion of the Bank’s market risk is contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of the Federal Home Loan Bank of Atlanta:

In our opinion, the accompanying statement of condition and the related statements of operations, capital, and cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Bank’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the Bank’s financial statements that is more than inconsequential will not be prevented or detected by the Bank’s internal control.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected by the Bank’s internal control.

In accordance with Government Auditing Standards, we have also issued our report dated March 23, 2012 on our tests of the Bank’s compliance with certain provisions of laws, regulations and other matters. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be considered in assessing the results of our audit.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 23, 2012

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(In millions, except par value)

	As of December 31,
	2011	2010
Assets
Cash and due from banks	$6	$5
Interest-bearing deposits (including deposits with other FHLBank of $2 as of December 31, 2011 and 2010)	1,203	2
Federal funds sold	12,630	15,701
Trading securities (includes $0 and $37 pledged as collateral as of December 31, 2011 and 2010, respectively, that may be repledged and includes other FHLBank’s bond of $82 and $74 as of December 31, 2011 and 2010, respectively)	3,120	3,383
Available-for-sale securities	2,942	3,319
Held-to-maturity securities (fair value of $16,242 and $17,511 as of December 31, 2011 and 2010, respectively)	16,243	17,474
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $6 and $1 as of December 31, 2011 and 2010, respectively	1,633	2,039
Advances	86,971	89,258
Accrued interest receivable	314	388
Premises and equipment, net	35	35
Derivative assets	18	5
Other assets	155	189

Total assets	$125,270	$131,798

Liabilities
Interest-bearing deposits	$2,655	$3,093
Consolidated obligations, net:
Discount notes	24,330	23,915
Bonds	90,662	95,198

Total consolidated obligations, net	114,992	119,113

Mandatorily redeemable capital stock	286	529
Accrued interest payable	286	357
Affordable Housing Program payable	109	126
Payable to REFCORP	—	20
Derivative liabilities	241	455
Other liabilities	140	159

Total liabilities	118,709	123,852

Commitments and contingencies (Note 20)

Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 12 and 15 as of December 31, 2011 and 2010, respectively	1,250	1,466
Subclass B2 issued and outstanding shares: 45 and 57 as of December 31, 2011 and 2010, respectively	4,468	5,758

Total capital stock Class B putable	5,718	7,224
Retained earnings:
Restricted	19	—
Unrestricted	1,235	1,124

Total retained earnings	1,254	1,124

Accumulated other comprehensive loss	(411)	(402)

Total capital	6,561	7,946

Total liabilities and capital	$125,270	$131,798

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(In millions)

	For the Years Ended December 31,
	2011	2010	2009
Interest income
Advances	$248	$310	$865
Prepayment fees on advances, net	10	10	16
Interest-bearing deposits	4	7	7
Federal funds sold	24	31	22
Trading securities	156	166	197
Available-for-sale securities	172	182	104
Held-to-maturity securities	398	574	902
Mortgage loans held for portfolio	97	121	152

Total interest income	1,109	1,401	2,265

Interest expense
Consolidated obligations:
Discount notes	17	29	260
Bonds	628	823	1,602
Deposits	1	3	4
Mandatorily redeemable capital stock	4	2	2

Total interest expense	650	857	1,868

Net interest income	459	544	397
Provision for credit losses	5	—	—

Net interest income after provision for credit losses	454	544	397

Noninterest income (loss)
Total other-than-temporary impairment losses	(55)	(200)	(1,306)
Net amount of impairment losses (reclassified from) recorded in other comprehensive loss	(63)	57	990

Net impairment losses recognized in earnings	(118)	(143)	(316)

Net gains (losses) on trading securities	2	31	(135)
Net (losses) gains on derivatives and hedging activities	(9)	8	543
Letters of credit fees	19	14	7
Other	2	3	3

Total noninterest (loss) income	(104)	(87)	102

Noninterest expense
Compensation and benefits	75	66	55
Other operating expenses	40	49	46
Finance Agency	11	8	6
Office of Finance	5	6	5
Reversal of provision for credit losses on receivable	—	(51)	—
Other	(8)	1	1

Total noninterest expense	123	79	113

Income before assessments	227	378	386

Assessments:
Affordable Housing Program	21	31	32
REFCORP	22	69	71

Total assessments	43	100	103

Net income	$184	$278	$283

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2008	85	$8,463	$—	$435	$435	$(5)	$8,893
Cumulative effect of adjustment to opening balance relating to amended other-than-temporary impairment guidance	—	—	—	179	179	(179)	—
Issuance of capital stock	9	926	—	—	—	—	926
Repurchase/redemption of capital stock	(11)	(1,111)	—	—	—	—	(1,111)
Net shares reclassified to mandatorily redeemable capital stock	(2)	(154)	—	—	—	—	(154)
Comprehensive loss:
Net income	—	—	—	283	283	—	283
Other comprehensive loss	—	—	—	—	—	(560)	(560)

Total comprehensive loss	—	—	—	—	—	—	(277)

Cash dividends on capital stock	—	—	—	(24)	(24)	—	(24)

Balance, December 31, 2009	81	8,124	—	873	873	(744)	8,253
Issuance of capital stock	3	252	—	—	—	—	252
Repurchase/redemption of capital stock	(8)	(754)	—	—	—	—	(754)
Net shares reclassified to mandatorily redeemable capital stock	(4)	(398)	—	—	—	—	(398)
Comprehensive income:
Net income	—	—	—	278	278	—	278
Other comprehensive income	—	—	—	—	—	342	342

Total comprehensive income	—	—	—	—	—	—	620

Cash dividends on capital stock	—	—	—	(27)	(27)	—	(27)

Balance, December 31, 2010	72	7,224	—	1,124	1,124	(402)	7,946
Issuance of capital stock	7	672	—	—	—	—	672
Repurchase/redemption of capital stock	(21)	(2,052)	—	—	—	—	(2,052)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(126)	—	—	—	—	(126)
Comprehensive income:
Net income	—	—	19	165	184	—	184
Other comprehensive loss	—	—	—	—	—	(9)	(9)

Total comprehensive income	—	—	—	—	—	—	175

Cash dividends on capital stock	—	—	—	(54)	(54)	—	(54)

Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(In millions)

	For the Years Ended December 31,
	2011	2010	2009
Operating activities
Net income	$184	$278	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(34)	(47)	(267)
Provision for credit losses	5	—	—
Loss due to change in net fair value adjustment on derivative and hedging activities	482	877	848
Net change in fair value adjustment on trading securities	(2)	(31)	162
Net impairment losses recognized in earnings	118	143	316
Reversal of provision for credit losses on receivable	—	(51)	—
Net change in:
Accrued interest receivable	74	127	260
Other assets	25	63	(61)
Affordable Housing Program payable	(19)	—	(16)
Accrued interest payable	(71)	(255)	(427)
Payable to REFCORP(1)	(20)	(1)	21
Other liabilities	(19)	15	51

Total adjustments	539	840	887

Net cash provided by operating activities	723	1,118	1,170

Investing activities
Net change in:
Interest-bearing deposits	(1,575)	459	2,783
Federal funds sold	3,071	(5,658)	725
Deposits with other FHLBank	—	1	—
Trading securities:
Proceeds from sales	—	—	300
Proceeds from maturities	272	207	478
Available-for-sale securities:
Proceeds from maturities	737	613	241
Held-to-maturity securities:
Net change in short-term	540	(890)	(300)
Proceeds from maturities of long-term	4,324	5,364	4,954
Purchases of long-term	(4,124)	(6,337)	(1,983)
Advances:
Proceeds from principal collected	71,497	71,815	111,129
Made	(68,998)	(47,013)	(64,661)
Mortgage loans held for portfolio:
Proceeds from principal collected	385	484	730
Proceeds from sale of foreclosed assets	17	—	—
Purchase of premise, equipment and software	(6)	(10)	(15)

Net cash provided by investing activities	6,140	19,035	54,381

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(In millions)

	For the Years Ended December 31,
	2011	2010	2009
Financing activities
Net change in deposits	(477)	79	(561)
Net payments on derivatives containing a financing element	(502)	(735)	(1,025)
Proceeds from issuance of consolidated obligations:
Discount notes	833,353	1,077,334	280,929
Bonds	85,905	91,425	95,580
Bonds transferred from other FHLBanks	—	162	518
Payments for debt issuance costs	(14)	(17)	(36)
Payments for maturing and retiring consolidated obligations:
Discount notes	(832,931)	(1,070,502)	(318,693)
Bonds	(90,393)	(117,773)	(111,607)
Proceeds from issuance of capital stock	672	252	926
Payments for repurchase/redemption of capital stock	(2,052)	(754)	(1,111)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(369)	(57)	(10)
Cash dividends paid	(54)	(27)	(24)

Net cash used in financing activities	(6,862)	(20,613)	(55,114)

Net increase (decrease) in cash and due from banks	1	(460)	437
Cash and due from banks at beginning of the year	5	465	28

Cash and due from banks at end of the year	$6	$5	$465

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$759	$1,132	$1,994

AHP assessments, net	$38	$30	$46

REFCORP assessments	$42	$70	$36

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$126	$398	$154

Transfer of held-to-maturity securities to available-for-sale securities	$451	$1,298	$2,318

Transfers of mortgage loans to real estate owned	$17	$15	$6

(1)	Payable to REFCORP includes the net change in the REFCORP receivable/payable.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 1—Nature of Operations

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

All federally insured depository institutions, insurance companies and certified community development financial institutions chartered in the Bank’s defined geographic district and engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock. All members must purchase and hold capital stock of the Bank. A member’s stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

The Federal Housing Finance Agency (Finance Agency) is the independent federal regulator of the FHLBanks and is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. The Finance Agency also establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

The Federal Home Loan Banks Office of Finance (Office of Finance), a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks’ debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932 (FHLBank Act), as amended, and applicable regulations, the Bank’s consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the Bank.

Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer, and cash management services.

Note 2—Summary of Significant Accounting Policies

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Estimated Fair Values. The estimated fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2011 and 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Interest-bearing Deposits and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost.

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net gains (losses) on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank’s liquidity position.

The Bank carries at amortized cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts in a manner that effectively is proportionate to the actual behavior of the underlying assets and reflects the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in accumulated other comprehensive loss. The Bank intends to hold its available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security to another investment classification due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness, is not considered inconsistent with its original classification. During 2011 and 2010, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss.

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

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive loss, which is a component of capital. The credit loss on a debt security is limited to the amount of that security’s unrealized losses. The total other-than-temporary impairment is presented in the Statements of Income with an offset for the amount of the non-credit component of other-than-temporary impairment that is recognized in accumulated other comprehensive loss.

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security’s amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive loss prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security’s unrealized losses, or the difference between the security’s amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in accumulated other comprehensive loss related to the security, is reclassified out of accumulated other comprehensive loss and charged to earnings. Any credit loss in excess of the related accumulated other comprehensive loss is recorded as additional total other-than-temporary impairment loss and charged to earnings.

For held-to-maturity securities, if the current carrying value is less than its current fair value, the carrying value of the security is not increased. However, the other-than-temporary impairment recognized in accumulated other comprehensive loss for held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold at a realized gain or loss or the Bank recognizes additional decreases in cash flows expected to be collected). For debt securities classified as available-for-sale, the Bank does not accrete the other-than-temporary impairment recognized in accumulated other comprehensive loss to the carrying value. Rather, subsequent related increases and decreases (if not an other-than-temporary impairment) in the fair value of available-for-sale securities are netted against the non-credit component of other-than-temporary impairment recognized previously in accumulated other comprehensive loss.

Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security’s expected

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

cash flows. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This yield is then used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent significant increases in estimated cash flows change the accretable yield on a prospective basis.

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

The Bank defers and amortizes premiums and accretes discounts paid to and received by the participating financial institutions (PFI), and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, as interest income using the contractual interest method.

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

Advances. The Bank reports advances (loans to members, former members or housing associates), net of discounts on advances related to the Affordable Housing Program (AHP) and the Economic Development and Growth Enhancement Program (EDGE), unearned commitment fees, and hedging adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees and hedging

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

adjustments to interest income using the level-yield method. The Bank records interest on advances to interest income as earned.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable losses inherent in the Bank’s portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of its portfolio segments of financing receivables: advances and letters of credit, government-guaranteed or insured single-family residential mortgage loans held for portfolio, conventional single-family residential mortgage loans held for portfolio, multifamily residential mortgage loans held for portfolio and term federal funds.

A portfolio segment may be further disaggregated into classes of financing receivables to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

The Bank manages its credit exposure to advances through an integrated approach that provides for a credit limit to be established for each borrower, an ongoing review of each borrower’s financial condition and conservative collateral and lending policies to limit risk of loss while balancing each borrower’s needs for a reliable source of funding. In addition, the Bank lends to its members and housing associates in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each member’s advances is calculated by applying discounts to the market value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank’s capital stock owned is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank’s overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Bank management believes that these policies effectively manage credit risk from advances.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Based upon the financial condition of the borrower, the Bank either allows a borrower to retain physical possession of the collateral pledged to it, or requires the borrower to place physical possession of the collateral with the Bank or its safekeeping agent. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a borrower priority over the claims or rights of any other party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), except for claims or rights of a third party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with state law.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. At December 31, 2011 and 2010, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired at December 31, 2011 and 2010. In addition, there were no troubled debt restructurings related to advances.

Based upon the collateral held as security, the Bank’s collateral policies, management’s credit analysis and the repayment history on advances, the Bank’s management did not anticipate any credit losses on advances as of December 31, 2011 and 2010. Accordingly, the Bank has not recorded any allowance for credit losses on advances. At December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposure was recorded.

The Bank invested in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance, or guarantees. Based on the Bank’s assessment of its servicers, the Bank did not establish an allowance for credit losses for its government mortgage loan portfolio as of December 31, 2011 and 2010. Furthermore, due to the government guarantee or insurance, none of these mortgage loans have been placed on nonaccrual status.

With the exception of modified loans that are considered a troubled debt restructuring, conventional single-family residential mortgage loans are evaluated collectively for impairment. The overall allowance for credit losses on conventional single-family residential mortgage loans is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank’s evaluation of past performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

A modified loan that is considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

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

The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered. The Bank did not record any charge-offs related to its portfolio segments of financing receivables during the years ended December 31, 2011, 2010, and 2009.

Term federal funds are generally short-term and their recorded balance approximates fair value. The Bank invests in federal funds with investment-grade counterparties, which are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of December 31, 2011 and 2010, all investment in federal funds were repaid or expected to repay according to the contracted terms.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. As of December 31, 2011 and 2010, REO was $16 and $15, respectively.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank’s accumulated depreciation was $54 and $50 as of December 31, 2011 and 2010, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware—three; office equipment—eight; office furniture and building improvements—10; and building—40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $4 for the years ended December 31, 2011 and 2010 and $3 for the year ended December 31, 2009. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

Software. The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2011 and 2010, the gross carrying amount of computer software included in other assets was $58 and $56, and accumulated amortization was $39 and $33, respectively. Amortization of computer software was $6 for the year

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

ended December 31, 2011 and $5 for the years ended December 31, 2010 and 2009. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities.” Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities.” A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank’s risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments are recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

The differences between accruals of interest receivables and payables on derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The differences between accruals of interest receivables and payables on intermediated derivatives for members and other non-qualifying hedges are recognized in noninterest income (loss) as “Net (losses) gains on derivatives and hedging activities” on the Statements of Income.

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

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. The Bank accretes discounts and amortizes premiums on consolidated obligations to interest expense using the contractual interest method over the contractual terms to maturity of the consolidated obligations.

The Bank defers and amortizes the amounts paid to dealers in connection with the sale of consolidated obligations using the contractual interest method over the contractual term of the corresponding consolidated obligation. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions are included in “Other assets” on the Statements of Condition and the amortization of such concessions is included in consolidated obligations interest expense.

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

Restricted Retained Earnings. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which is intended to enhance the capital position of each FHLBank. Beginning in the third quarter of 2011, each FHLBank began to allocate a portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Each FHLBank had been required to contribute 20 percent of its income toward payment of the interest on REFCORP bonds until satisfaction of its REFCORP obligation, as certified by the Finance Agency on August 5, 2011. The Joint Capital Enhancement Agreement, as amended, provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

Finance Agency and Office of Finance Expenses. The Finance Agency allocates the FHLBanks’ portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. As approved by the Office of Finance Board of Directors, effective January 1, 2011, each FHLBank’s proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding and (2) one-third based upon an equal pro rata allocation. Prior to January 1, 2011, the FHLBanks were assessed for Office of Finance operating and capital expenditures based equally on each FHLBank’s percentage of the following components: (1) percentage of capital, (2) percentage of consolidated obligations issued and (3) percentage of consolidated obligations outstanding.

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

Resolution Funding Corporation (REFCORP). Although FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds issued by REFCORP, a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Reclassifications. Certain amounts in the 2010 and 2009 financial statements have been reclassified to conform to the 2011 presentation.

In particular, letters of credit fees were reclassified from advances interest income to the “Noninterest income (loss)” section of the Statements of Income. The Bank’s experience with letters of credit indicates that the likelihood that the commitment will be exercised is remote, thus, the letters of credit fees should be recognized over the commitment period on a straight-line basis as service fee income. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise will be recognized over the life of the loan as an adjustment of yield. This reclassification had no effect on net income.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 3—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Disclosures about Offsetting Assets and Liabilities. In December 2011, the Financial Accounting Standards Board (FASB) issued disclosure requirements that are intended to help investors and other financial statement users to better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. Entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, entities are required to disclose collateral received and posted in connection with master netting agreements or similar arrangements. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased disclosures, but will have no effect on the Bank’s financial condition or results of operations.

Presentation of Comprehensive Income. In June 2011, the FASB issued amended guidance that eliminates the option to report other comprehensive income and its components in the statement of change in equity. The main provisions of this amended guidance provide that an entity that reports items of other comprehensive income present comprehensive income in either: (1) a single financial statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and total comprehensive income; or (2) a two-statement approach, where the components of net income and total net income are presented in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and total comprehensive income. For public entities, this amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Bank). Early adoption is permitted. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Recently Adopted Accounting Guidance

Disclosures about an Employer’s Participation in a Multiemployer Plan. In September 2011, the FASB issued amended guidance that provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. The Bank adopted this guidance effective for the annual period ending December 31, 2011 and applied this guidance retrospectively for all comparative periods presented. The adoption of this guidance resulted in increased disclosures, but had no effect on the Bank’s financial condition or results of operations.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. In April 2011, the FASB issued amended guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The amended guidance clarifies whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a troubled debt restructuring. For public entities, this guidance was effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Bank adopted this guidance effective July 1, 2011. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the FASB issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires entities with financing receivables, including loans, lease receivables and other long-term receivables, to provide additional disclosure related to the nature of credit risk inherent in financing receivables and how that risk is analyzed and assessed in arriving at the allowance for credit losses. The Bank fully adopted this guidance effective January 1, 2011, which resulted in increased disclosure, but had no effect on the Bank’s financial condition or results of operations.

Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures related to transfers in and out of Level 1 and 2 fair value hierarchy, and activity in Level 3 fair value hierarchy, and clarifies some existing disclosure requirements about fair value measurement. The Bank fully adopted this guidance effective January 1, 2011, which resulted in increased fair value disclosures, but had no effect on the Bank’s financial condition or results of operations.

Note 4—Cash and Due from Banks

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances were less than $1 for the years ended December 31, 2011 and 2010.

In addition, the Bank maintained an average compensating balance with a Federal Reserve Bank of $6 for the years ended December 31, 2011 and 2010. The Bank must maintain these average balances over any two-week settlement period to avoid charges for certain services provided to the Bank by the Federal Reserve Bank.

Interest-bearing deposits includes $1,201 in a business money market account with one of the Bank’s members.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 5—Trading Securities

Major Security Types. Trading securities were as follows:

	As of December 31,
	2011	2010
Government-sponsored enterprises debt obligations	$3,035	$3,306
Other FHLBank’s bond(1)	82	74
State or local housing agency debt obligations	3	3

Total	$3,120	$3,383

(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

Net unrealized and realized gains (losses) on trading securities were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Net unrealized gains (losses) on trading securities held at year end	$ 8	$ 32	$ (121)
Net unrealized/realized losses on trading securities sold/matured during the year	(6)	(1)	(14)

Net gains (losses) on trading securities	$ 2	$ 31	$ (135)

At December 31, 2011 and 2010, 99.9 percent of the Bank’s fixed-rate trading securities were swapped and all of the Bank’s variable-rate trading securities were swapped.

Note 6—Available-for-sale Securities

During 2011 and 2010, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred during 2011 and 2010. The amounts below represent the values as of the transfer date.

	2011			2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$ 321	$ 19	$ 302	$ 467	$ 58	$ 409
Transferred at June 30,	53	7	46	908	97	811
Transferred at September 30,	23	2	21	83	5	78
Transferred at December 31,	91	9	82	—	—	—

Total	$ 488	$ 37	$ 451	$ 1,458	$ 160	$ 1,298

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Major Security Type. Available-for-sale securities were as follows:

As of December 31, 2011
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$ 3,340	$ 392	$ 12	$ 18	$ 2,942

As of December 31, 2010
	Amortized Cost	Other-Than- Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$ 3,711	$ 396	$ 5	$ 1	$ 3,319

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	10	$ 635	$ 26	42	$ 2,053	$ 384	52	$ 2,688	$ 410

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	1	$ 17	$ 1	43	$ 2,976	$ 396	44	$ 2,993	$ 397

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $14 and $11 as of December 31, 2011 and 2010, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as available-for-sale:

	As of December 31,
	2011	2010
Fixed-rate	$ 139	$ 268
Variable-rate	3,201	3,443

Total amortized cost	$ 3,340	$ 3,711

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank did not swap any of its available-for-sale securities as of December 31, 2011 and 2010.

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of December 31, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,027	$287	$1	$12	$1,729

	As of December 31, 2010
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,128	$294	$1	$1	$1,834

Note 7—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of December 31,
	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$650	$—	$—	$650	$1,190	$—	$—	$1,190

State or local housing agency debt obligations	100	1	—	101	108	3	—	111

Government-sponsored enterprises debt obligations	1,111	1	—	1,112	873	—	3	870

Mortgage-backed securities:

U.S. agency obligations-guaranteed	803	8	—	811	960	9	—	969

Government-sponsored enterprises	9,886	185	5	10,066	8,716	210	14	8,912

Private label	3,693	28	219	3,502	5,627	49	217	5,459

Total	$16,243	$223	$224	$16,242	$17,474	$271	$234	$17,511

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses

Certificates of deposit	3	$350	$—	—	$—	$—	3	$350	$—

Government-sponsored enterprises debt obligations	3	194	—	—	—	—	3	194	—

Mortgage-backed securities:

Government-sponsored enterprises	9	1,104	3	10	804	2	19	1,908	5

Private label	23	437	8	59	1,656	211	82	2,093	219

Total	38	$2,085	$11	69	$2,460	$213	107	$4,545	$224

	As of December 31, 2010
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$125	$—	—	$—	$—	1	$125	$—

State or local housing agency debt obligations	1	7	—	—	—	—	1	7	—

Government-sponsored enterprises debt obligations	6	870	3	—	—	—	6	870	3

Mortgage-backed securities:

U.S. agency obligations-guaranteed	1	173	—	—	—	—	1	173	—

Government-sponsored enterprises	25	2,833	14	—	—	—	25	2,833	14

Private label	16	475	4	80	2,883	213	96	3,358	217

Total	50	$4,483	$21	80	$2,883	$213	130	$7,366	$234

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

	As of December 31,
	2011		2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$703	$702	$1,191	$1,191
Due after one year through five years	1,158	1,161	978	978
Due after 10 years	—	—	2	2

Total non-mortgage-backed securities	1,861	1,863	2,171	2,171
Mortgage-backed securities	14,382	14,379	15,303	15,340

Total	$16,243	$16,242	$17,474	$17,511

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $13 and $24 as of December 31, 2011 and 2010, respectively.

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity:

	As of December 31,
	2011	2010
Non-mortgage-backed securities:
Fixed-rate	$892	$1,671
Variable-rate	969	500

Total non-mortgage-backed securities	1,861	2,171

Mortgage-backed securities:
Fixed-rate	3,330	4,889
Variable-rate	11,052	10,414

Total mortgage-backed securities	14,382	15,303

Total amortized cost	$16,243	$17,474

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of December 31,
	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,226	$10	$56	$1,180	$2,035	$17	$75	$1,977

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 8—Other-than-temporary Impairment

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

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2011 assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to 8.00 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning October 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table presents projected home price recovery ranges by year as of December 31, 2011:

Recovery Range (%)
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

At each quarter end, the Bank compares the present value of the cash flows (discounted at the securities effective yield) expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable rate and hybrid private-label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2011 as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range(%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization

Prime:

2007	7.31	7.07 to 8.53	16.84	7.42 to 18.71	47.03	40.72 to 48.28	7.96	4.59 to 8.63
2006	6.52	4.76 to 7.93	22.81	15.94 to 40.25	50.04	46.60 to 58.80	3.99	0.87 to 6.89
2005	7.39	5.02 to 9.06	19.84	8.66 to 30.58	43.95	35.53 to 58.17	6.92	4.50 to 9.24
2004	8.35	7.90 to 9.02	23.54	19.15 to 29.03	40.62	39.67 to 42.14	9.45	8.39 to 11.93

Total Prime	7.29	4.76 to 9.06	21.24	7.42 to 40.25	45.65	35.53 to 58.80	6.60	0.87 to 11.93

Alt-A:

2007	5.50	3.99 to 6.93	60.06	46.81 to 69.95	49.69	46.15 to 54.85	7.16	0.05 to 12.77
2006	6.02	4.15 to 7.44	55.43	47.03 to 66.20	51.01	44.67 to 55.78	4.10	2.93 to 5.42
2005	5.71	2.64 to 7.30	52.83	29.24 to 79.49	51.66	37.17 to 58.01	13.58	1.88 to 39.97
2004	6.60	5.54 to 6.99	30.85	1.90 to 41.46	34.46	23.35 to 40.70	13.84	3.92 to 16.32

Total Alt-A	5.69	2.64 to 7.44	55.81	1.90 to 79.49	50.22	23.35 to 58.01	9.27	0.05 to 39.97

Total	6.25	2.64 to 9.06	43.84	1.90 to 79.49	48.64	23.35 to 58.80	8.35	0.05 to 39.97

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	For the Years Ended December 31,
	2011	2010	2009
Balance of credit losses previously recognized in earnings, beginning of year	$464	$321	$5
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	11	38	262
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	107	105	54

Balance of cumulative credit losses recognized in earnings, end of year	$582	$464	$321

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

Note 9—Mortgage Loans Held for Portfolio

The Bank invested in single-family residential mortgage loans purchased directly from PFIs. The total dollar amount of the Bank’s single-family residential mortgage loans represents held-for-portfolio loans whereby the PFIs service and credit enhance residential mortgage loans that they sell to the Bank. Also included in mortgage loans are multifamily residential mortgage loans, which are investments by the Bank in participation interests in loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans.

The following table presents information on mortgage loans held for portfolio:

	As of December 31,
	2011	2010
Fixed-rate medium-term(1) single-family residential mortgage loans	$341	$458
Fixed-rate long-term single-family residential mortgage loans	1,279	1,564
Multifamily residential mortgage loans	21	21

Total unpaid principal balance	1,641	2,043
Premiums	7	9
Discounts	(9)	(12)

Total	$1,639	$2,040

(1) Medium-term is defined as a term of 15 years or less.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding:

	As of December 31,
	2011	2010
Government-guaranteed or insured loans	$123	$160
Conventional loans	1,518	1,883

Total unpaid principal balance	$1,641	$2,043

The Bank records credit enhancement fees related to single-family residential mortgage loans as a reduction to mortgage loan interest income. Credit enhancement fees totaled $2 for the years ended December 31, 2011 and 2010 and $3 for the year ended December 31, 2009.

For information related to the Bank’s credit risk on mortgage loans and allowance for credit losses, see Note 11–Allowance for Credit Losses.

Note 10—Advances

Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 14–Assessments), at interest rates ranging from zero percent to 8.64 percent, as summarized below. Advances with interest rates of zero percent are AHP subsidized advances and certain types of structured advances.

	As of December 31,
	2011	2010
Overdrawn demand deposit accounts	$3	$1
Due in one year or less	36,542	26,628
Due after one year through two years	11,173	16,186
Due after two years through three years	7,851	10,938
Due after three years through four years	3,881	6,369
Due after four years through five years	5,836	3,678
Due after five years	17,283	21,251

Total par value	82,569	85,051
Discount on AHP advances	(12)	(13)
Discount on EDGE advances	(10)	(11)
Hedging adjustments	4,431	4,238
Deferred commitment fees	(7)	(7)

Total	$86,971	$89,258

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank that makes the Bank financially indifferent to the prepayment of the advance. The Bank had callable advances outstanding of $0 and $1 at December 31, 2011 and 2010, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table summarizes advances by year of contractual maturity or next call date for callable advances:

	As of December 31,
	2011	2010
Overdrawn demand deposit accounts	$3	$1
Due or callable in one year or less	36,542	26,629
Due or callable after one year through two years	11,173	16,186
Due or callable after two years through three years	7,851	10,938
Due or callable after three years through four years	3,881	6,369
Due or callable after four years through five years	5,836	3,678
Due or callable after five years	17,283	21,250

Total par value	$82,569	$85,051

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $8,276 and $12,592 at December 31, 2011 and 2010, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of December 31,
	2011	2010
Overdrawn demand deposit accounts	$3	$1
Due or convertible in one year or less	42,376	36,487
Due or convertible after one year through two years	11,946	14,302
Due or convertible after two years through three years	7,716	11,374
Due or convertible after three years through four years	3,464	6,065
Due or convertible after four years through five years	5,021	3,023
Due or convertible after five years	12,043	13,799

Total par value	$82,569	$85,051

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of December 31,
	2011	2010
Fixed-rate:
Due in one year or less	$32,389	$24,033
Due after one year	38,811	50,907

Total fixed-rate	71,200	74,940

Variable-rate:
Due in one year or less	4,156	2,596
Due after one year	7,213	7,515

Total variable-rate	11,369	10,111

Total par value	$82,569	$85,051

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

At December 31, 2011 and 2010, 65.7 percent and 87.4 percent, respectively, of the Bank’s fixed-rate advances were swapped and 9.79 percent and 9.42 percent, respectively, of the Bank’s variable-rate advances were swapped.

Security Terms. The Bank obtains collateral on advances to protect against losses and Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (LCV) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

As of December 31, 2011 and 2010, the Bank had rights to collateral, on a member to member specific basis, with an LCV greater than outstanding advances. The following table provides information about the types of collateral held for the Bank’s advances:

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2011	$82,569	$188,597	64.36	10.93	24.71
As of December 31, 2010	85,051	188,212	67.43	10.19	22.38

The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank’s security interest in all collateral pledged by the borrower to the Bank. The Bank perfects its security interest in collateral before making an advance to the borrower.

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law.

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of December 31, 2011 and 2010, the concentration of the Bank’s advances was $56,991 and $58,043, respectively, to 10 member institutions, and representing 69.0 percent and 68.3 percent of total advances outstanding.

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by Bank management as of December 31, 2011 and 2010. No advance was past due as of December 31, 2011 or 2010.

For additional information related to the Bank’s credit risk on advances and allowance for credit losses, see Note 11–Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The Bank’s portfolio segments of financing receivables are at the level at which the Bank develops a systematic method for determining an allowance for credit losses. The Bank considers its portfolio segments to be advances and letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, multifamily residential mortgage loans, and term federal funds.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The activity in the allowance for credit losses was as follows:

	For the Years Ended December 31,
	2011				2010	2009
	Conventional Singe-family Residential Mortgage Loans	Government- Guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total	Total	Total
Balance, beginning of year	$—	$—	$1	$1	$1	$1
Provision for credit losses	5	—	—	5	—	—
Charge-offs	—	—	—	—	—	—

Balance, end of year	$5	$—	$1	$6	$1	$1

The recorded investment in mortgage loans by impairment methodology was as follows:

	As of December 31,
	2011				2010
	Conventional Singe-family Residential Mortgage Loans	Government- Guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total	Total
Allowance for credit losses:
Individually evaluated for impairment	$1	$—	$1	$2	$1
Collectively evaluated for impairment	4	—	—	4	—

Total allowance for credit losses	$5	$—	$1	$6	$1

Recorded investment:
Individually evaluated for impairment	$8	$—	$22	$30	$23
Collectively evaluated for impairment	1,492	124	—	1,616	2,027

Total recorded investment	$1,500	$124	$22	$1,646	$2,050

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure and impaired loans. The tables below summarize the Bank’s recorded investment in mortgage loans by these key credit quality indicators:

	As of December 31, 2011
	Conventional Single- family Residential Mortgage Loans	Government- Guaranteed or Insured Single- family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Past due 30-59 days	$35	$11	$—	$46
Past due 60-89 days	14	6	—	20
Past due 90 days or more	88	15	—	103

Total past due	137	32	—	169
Total current loans	1,363	92	22	1,477

Total mortgage loans	$1,500	$124	$22	$1,646

Other delinquency statistics:
In process of foreclosure (1)	$67	$9	$—	$76

Seriously delinquent rate (2)	5.87%	12.29%	0.00%	6.27%

Past due 90 days or more and still accruing interest (3)	$—	$15	$—	$15

Loans on nonaccrual status (4)	$88	$—	$—	$88

Troubled debt restructurings	$8	$—	$—	$8

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment unpaid principal balance.
(3)	Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4)	Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	As of December 31, 2010
	Conventional Single- family Residential Mortgage Loans	Government- Guaranteed or Insured Single- family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Past due 30-59 days	$45	$14	$—	$59
Past due 60-89 days	20	5	—	25
Past due 90 days or more	82	21	—	103

Total past due	147	40	—	187
Total current loans	1,719	121	23	1,863

Total mortgage loans	$1,866	$161	$23	$2,050

Other delinquency statistics:
In process of foreclosure (1)	$58	$7	$—	$65

Seriously delinquent rate (2)	4.37%	13.12%	0.00%	5.01%

Past due 90 days or more and still accruing interest (3)	$—	$21	$—	$21

Loans on nonaccrual status (4)	$82	$—	$—	$82

Troubled debt restructurings	$4	$—	$—	$4

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported.
(2)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment unpaid principal balance.
(3)	Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4)	Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. The Bank’s conventional single-family residential mortgage loan troubled debt restructurings primarily involve modifying the borrower’s monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38.0 percent of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 38.0 percent housing expense ratio is still not met, the interest rate is reduced for up to 36 months in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, until the target 38.0 percent housing expense ratio is met.

The table below presents the Bank’s recorded investment balance in troubled debt restructured loans as of the dates presented:

	As of December 31,
	2011			2010
	Performing	Non- performing	Total	Performing	Non- performing	Total
Conventional single-family residential loans	$6	$2	$8	$3	$1	$4

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank’s pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the year ended December 31, 2011.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Mortgage loans considered troubled debt restructurings and experiencing a payment default within the previous 12 months consisted of conventional single-family residential mortgage loans with a recorded investment amount of $1 as of December 31, 2011.

As a result of adopting the new accounting guidance on a creditor’s determination of whether a restructuring is a troubled debt restructuring discussed in Note 3–Recently Issued and Adopted Accounting Guidance, the Bank reassessed all restructuring that occurred on or after January 1, 2011 and identified certain loans as troubled debt restructurings as shown in the table below. The allowance for credit losses on these loans had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as troubled debt restructurings, the Bank identified them as impaired and applied the impairment measurement guidance for those loans prospectively.

	As of December 31, 2011
	Recorded Investment	Related Allowance
Conventional single-family residential loans	$4	$ —

The following table summarizes the recorded investment, unpaid principal balance and related allowance for credit losses for impaired loans individually assessed for impairment at December 31, 2011, and the average recorded investment and related interest income recognized on these loans during the year ended December 31, 2011. All impaired conventional single-family residential loans had an allowance for credit losses at December 31, 2011.

	As of and for the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Conventional single-family residential loans	$8	$8	$1	$8	$—

Note 12—Deposits

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

Note 13—Consolidated Obligations

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

The par value of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $691,868 and $796,374 as of December 31, 2011 and 2010, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank’s consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $125,062 and $131,532 as of December 31, 2011 and 2010, respectively, compared to a book value of $114,992 and $119,113 in consolidated obligations as of December 31, 2011 and 2010, respectively.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling.

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of December 31,
	2011	2010
Fixed-rate	$84,571	$73,779
Step up/down	2,978	7,686
Simple variable-rate	1,850	12,432
Variable-rate capped floater	20	30

Total par value	$89,419	$93,927

At December 31, 2011 and 2010, 81.9 percent and 77.3 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 6.42 percent and 0.24 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of December 31,
	2011		2010
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$48,163	0.57	$46,987	0.76
Due after one year through two years	20,987	1.83	13,751	1.50
Due after two years through three years	7,927	2.40	14,097	2.63
Due after three years through four years	2,083	2.65	4,378	3.70
Due after four years through five years	4,005	3.79	4,660	1.89
Due after five years	6,254	3.97	10,054	4.19

Total par value	89,419	1.46	93,927	1.70
Premiums	101		127
Discounts	(38)		(48)
Hedging adjustments	1,180		1,192

Total	$90,662		$95,198

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of December 31,
	2011	2010
Noncallable	$60,794	$69,248
Callable	28,625	24,679

Total par value	$89,419	$93,927

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of December 31,
	2011	2010
Due or callable in one year or less	$60,321	$61,505
Due or callable after one year through two years	17,467	11,329
Due or callable after two years through three years	3,284	10,477
Due or callable after three years through four years	1,110	2,685
Due or callable after four years through five years	2,870	1,062
Due or callable after five years	4,367	6,869

Total par value	$89,419	$93,927

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted- average Interest Rate (%)
As of December 31, 2011	$24,330	$24,331	0.03

As of December 31, 2010	$23,915	$23,919	0.14

At December 31, 2011 and 2010, 4.64 percent and 5.41 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions were $17 and $22 as of December 31, 2011 and 2010, respectively, and are included in “Other assets” on the Statements of Condition. Amortization of such concessions is included in consolidated obligation interest expense and totaled $19, $34, and $42 during the years ended December 31, 2011, 2010, and 2009, respectively.

Note 14—Assessments

Affordable Housing Program. Annually, the FHLBanks must set aside for the AHP the greater of $100 or 10 percent of each FHLBank’s regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its regulatory income before assessments. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year, since each FHLBank’s required annual AHP contribution is limited to its annual regulatory income. If the aggregate 10 percent calculation described above were less than $100 for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. There was no shortfall in 2011, 2010, or 2009. No FHLBank made such an application in 2011, 2010, or 2009. The Bank had outstanding principal in AHP-related advances of $59 and $64 as of December 31, 2011 and 2010, respectively.

A rollforward of the Bank’s AHP liability is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$126	$125	$139
AHP assessments	21	31	32
Subsidy usage, net	(38)	(30)	(46)

Balance, end of year	$109	$126	$125

REFCORP. Prior to the satisfaction of the FHLBanks’ REFCORP obligation, each FHLBank was required to make payments to REFCORP (20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity.

A rollforward of the Bank’s REFCORP liability is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$20	$21	$(14)
REFCORP assessments	22	69	71
Payments during the year	(42)	(70)	(36)

Balance, end of year	$—	$20	$21

The REFCORP balance as of December 31, 2008 represents an overpayment of the 2008 REFCORP assessments by the Bank. The Bank used its overpayment as a credit against its 2009 REFCORP assessments.

Note 15—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank is subject to three regulatory capital requirements under its capital plan and Finance Agency regulations. First, the Bank must maintain permanent capital at all times in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement,

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

calculated in accordance with the rules and regulations of the Finance Agency. Only “permanent capital,” defined by the FHLBank Act and regulations as retained earnings (determined in accordance with GAAP) and the amounts paid-in for Class B stock, satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

Second, the FHLBank Act requires the Bank to maintain at all times total capital in an amount equal to at least four percent of total assets.

Third, the FHLBank Act requires the Bank to maintain at all times weighted-leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank’s general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2011, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank’s total capital is equal to its permanent capital. “Weighted-leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Agency’s regulatory capital rules and requirements as shown in the following table:

	As of December 31,
	2011		2010
	Required	Actual	Required	Actual
Risk based capital	$1,951	$7,258	$2,377	$8,877
Total capital-to-assets ratio	4.00%	5.79%	4.00%	6.74%
Total regulatory capital(1)	$5,011	$7,258	$5,272	$8,877
Leverage ratio	5.00%	8.69%	5.00%	10.10%
Leverage capital	$6,264	$10,887	$6,590	$13,316

(1)

Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $286 and $529 in mandatorily redeemable capital stock at December 31, 2011 and 2010, respectively.

The Bank offers two subclasses of Class B stock, each of which is issued, redeemed, and repurchased at a par value of $100 per share. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value. Shares of subclass B1 capital stock are issued to meet the membership stock requirement under the capital plan and shares of subclass B2 capital stock are issued to meet the activity-based stock requirement under the capital plan. Activity-based stock held by a member is that amount of subclass B2 capital stock that the member is required to own for as long as certain transactions between the Bank and the member remain outstanding. The manner in which the activity-based stock requirement is determined under the capital plan is set forth below.

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank’s board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2011, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.15 percent (15 basis

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

points) of the member’s total assets as of December 31, 2010, subject to a cap of $26. The membership stock requirement is recalculated at least annually by March 31, using the member’s total assets as of the preceding calendar year-end. As of December 31, 2011, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member’s outstanding par value of advances; and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero at December 31, 2011.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank’s board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member’s capital stock investment that exceeds the required minimum amount (excess capital stock). Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank’s excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank’s excess capital stock to exceed one percent of its total assets. At December 31, 2011, the Bank’s excess capital stock outstanding was 0.92 percent of its total assets.

A member may obtain redemption of its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member’s excess capital stock before expiration of the five-year notice period. The Bank’s authority to redeem or repurchase capital stock is subject to a number of limitations.

The Bank’s board of directors may, but is not required to, declare and pay non-cumulative dividends out of previously unrestricted retained earnings and current earnings in either cash or capital stock in compliance with Finance Agency rules. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if the payment, if made, would cause the Bank to fail to meet any of its regulatory capital requirements.

As of December 31, 2011 and 2010, the 10 largest holders of capital stock held $3,375 and $4,414, respectively, of the total regulatory capital stock of the Bank.

Mandatorily Redeemable Capital Stock. The Bank reclassifies capital stock subject to redemption from capital to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. Dividends on mandatorily redeemable capital stock, recorded as interest expense, were $4 for the year ended December 31, 2011 and $2 for the years ended December 31, 2010 and 2009. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statements of Cash Flows.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table provides the activity in mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of year	$529	$188	$44
Capital stock subject to mandatory redemption reclassified from capital during the year due to:
Attainment of nonmember status	149	424	2,446
Withdrawal	4	—	3
Other redemptions	—	—	4
Redemption of mandatorily redeemable capital stock	(369)	(57)	(10)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(27)	(26)	(2,299)

Balance, end of year	$286	$529	$188

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

As of December 31, 2011, the Bank’s outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2011	2010
Due in one year or less	$4	$—
Due after one year through two years	8	8
Due after two years through three years	52	12
Due after three years through four years	122	137
Due after four years through five years	99	366
Due after five years	1	6

Total	$286	$529

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 16—Accumulated Other Comprehensive Loss

Components comprising other comprehensive (loss) income were as follows:

	For the Years Ended December 31,
	2011	2010	2009
Benefit plans:
Net actuarial loss	$(3)	$(5)	$—

Benefit plans, net	(3)	(5)	—

Noncredit portion of other-than-temporary losses on available-for-sale securities:
Change in unrealized losses on available-for-sale securities	(69)	404	430
Noncredit portion of other-than-temporary impairment losses on available-for-sale securities	—	—	(200)
Reclassification adjustment of noncredit portion of impairment losses included in net income related to available-for-sale securities	100	104	162

Noncredit portion of other-than-temporary impairment losses on available-for-sale securities, net	31	508	392

Noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	(37)	(161)	(952)

Other comprehensive (loss) income	$(9)	$342	$(560)

Components comprising accumulated other comprehensive loss were as follows:

	Benefit Plans	Available-for- sale Securities Noncredit Other-Than- Temporary- Impairment Losses	Held-tomaturity Securities Noncredit Other-Than- Temporary- Impairment Losses	Total
Balance, December 31, 2010	$(10)	$(392)	$—	$(402)
Other comprehensive (loss) income during the period	(3)	31	(37)	(9)
Reclassification of noncredit portion of other-than-temporary impairment losses on held-to-maturity securities to available-for-sale securities	—	(37)	37	—

Balance, December 31, 2011	$(13)	$(398)	$—	$(411)

Note 17—Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), a tax-qualified defined-benefit pension plan. The Pentegra Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Pentegra Plan. Under the Pentegra Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Plan covers substantially all officers and employees of the Bank hired before March 1, 2011.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Pentegra Plan operates on a fiscal year from July 1 through June 30. The Pentegra Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Bank.

The Pentegra Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2010. For the Pentegra Plan years ended June 30, 2010 and 2009, the Bank’s contribution was not more than five percent of the total contributions to the Pentegra Plan.

The following table presents information on Pentegra Plan net pension cost and funded status:

	2011	2010	2009
Net pension cost charged to compensation and benefit expense for the year ended December 31	$9	$6	$4
Pentegra Plan funded status as of July 1(1)	90.01%	85.81%	93.74%
Bank’s funded status as of the plan year end	88.82%	92.49%	104.24%

(1)

For the year ended December 31, 2011, based on cash contributions made through December 31, 2011, which were designated for and credited to the plan year ended June 30, 2011 (and included in the valuation as of July 1, 2011). The funded status may increase because the plan’s participants are permitted to make contributions through March 15, 2012 for the plan year ended June 30, 2011.

The Bank also participates in a qualified, defined contribution plan. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $2 to this plan during the years ended December 31, 2011, 2010, and 2009.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank’s contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during the years ended December 31, 2011, 2010, and 2009.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from this plan was $2 as of December 31, 2011 and 2010. Operating expense includes deferred compensation and accrued earnings of less than $1 during the years ended December 31, 2011, 2010, and 2009.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2011 and 2010 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$19	$14	$8	$7
Service cost	1	1	1	—
Interest cost	1	1	1	—
Actuarial loss	2	4	2	1
Benefits paid	—	(1)	—	—
Settlement	(3)	—	—	—

Projected benefit obligation at end of year	20	19	12	8

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	—	1	—	—
Benefits paid	—	(1)	—	—

Fair value of plan assets at end of year	—	—	—	—

Funded status at end of year	$(20)	$(19)	$(12)	$(8)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $32 and $27 as of December 31, 2011 and 2010, respectively.

Amounts recognized in accumulated other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan at December 31, 2011 and 2010 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2011	2010	2011	2010
Net loss	$10	$9	$6	$4
Prior service credit	—	—	(3)	(3)

Total amount recognized	$10	$9	$3	$1

The accumulated benefit obligation for the supplemental defined benefit pension plan was $12 at December 31, 2011 and 2010.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$1	$1	$1	$1	$1	$—
Interest cost	1	1	1	1	1	1
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of net loss	1	—	1	—	—	—
Settlement loss	1	—	—	—	—	—

Net periodic benefit cost	4	2	3	1	1	—

Other changes in benefit obligations recognized in other comprehensive loss
Net loss	2	4	—	1	1	—
Amortization of net loss	(1)	—	(1)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Settlement loss	(1)	—	—	—	—	—

Total recognized in other comprehensive loss	—	4	(1)	2	2	1

Total recognized in periodic benefit cost and other comprehensive loss	$4	$6	$2	$3	$3	$1

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net loss	$1	$—	$1
Prior service credit	—	(1)	(1)

Total	$1	$(1)	$—

The measurement date used to determine the Bank’s 2011 benefit obligation was December 31, 2011.

Key assumptions used for the actuarial calculations to determine benefit obligations for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2011 and 2010 were as follows:

	Supplemental Defined Benefit Pension Plan (%)		Postretirement Health Benefit Plan (%)
	2011	2010	2011	2010
Discount rate	3.73	4.53	4.40	5.55
Rate of compensation increase	5.50	5.50	N/A	N/A

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2011, 2010, and 2009 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2011	2010	2009	2011	2010	2009
Discount rate	4.53	5.30	5.85	5.55	5.96	6.96
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The discount rate used for the years ended December 31, 2011, 2010, and 2009 was determined using a discounted cash flow approach, which incorporates matching the timing and amount of each expected future benefit payment against the Citigroup Pension Discount Curve.

Assumed health-care cost trend rates for the Bank’s postretirement health benefit plan were as follows:

	As of December 31,
	2011	2010
Assumed for next year (%)	7.50	7.50
Ultimate rate (%)	5.00	5.00
Year that ultimate rate is reached	2016	2016

As of December 31, 2011, a one percentage point change in the assumed health-care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	—	(1)

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded plans; therefore, the Bank will not make contributions to them in 2012 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for the supplemental defined benefit pension plan are listed in the table below:

Years	Supplemental Defined Benefit Pension Plan
2012	$1
2013	2
2014	1
2015	2
2016	2
2017-2021	10

The benefits the Bank expects to pay for the postretirement health benefit plan for the years 2012 through 2016 is less than $1 per year and for 2017 through 2021 the amount expected to be paid totals $2.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Note 18—Derivatives and Hedging Activities

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

The most common ways in which the Bank uses derivatives are to:

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance);

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., mortgage assets);

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve overall asset/liability management objectives.

Application of Derivatives

General. The Bank may use derivatives to, in effect, adjust the term, repricing frequency, or option characteristics of financial instruments to achieve its risk management and funding objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset or liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.

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

Types of Hedged Items

The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition or (2) firm commitments. The Bank also formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that it uses in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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

	As of December 31,
	2011			2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$120,999	$1,344	$(4,467)	$126,484	$1,466	$(4,460)

Total derivatives in hedging relationships	120,999	1,344	(4,467)	126,484	1,466	(4,460)

Derivatives not designated as hedging instruments:
Interest rate swaps	6,221	14	(567)	7,725	26	(526)
Interest rate caps or floors	12,500	64	(53)	8,000	53	(38)

Total derivatives not designated as hedging instruments	18,721	78	(620)	15,725	79	(564)

Total derivatives before netting and collateral adjustments	$139,720	1,422	(5,087)	$142,209	1,545	(5,024)

Netting adjustments		(1,377)	1,377		(1,473)	1,473
Cash collateral and related accrued interest		(27)	3,469		(67)	3,096

Total collateral and netting adjustments (1)		(1,404)	4,846		(1,540)	4,569

Derivative assets and derivative liabilities		$18	$(241)		$5	$(455)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Years Ended December 31,
	2011	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$144	$196	$470

Total net gains related to fair value hedge ineffectiveness	144	196	470

Derivatives not designated as hedging instruments:
Interest rate swaps	12	(23)	244
Interest rate caps or floors	(23)	(23)	(21)
Net interest settlements	(142)	(142)	(150)

Total net (losses) gains related to derivatives not designate as hedging instruments	(153)	(188)	73

Net (losses) gains on derivatives and hedging activities	$(9)	$8	$543

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following tables present, by type of hedged item, the (losses) gains on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Year Ended December 31, 2011
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(201)	$347	$146	$(2,054)
Consolidated obligations:
Bonds	23	(25)	(2)	804
Discount notes	(2)	2	—	2

Total	$(180)	$324	$144	$(1,248)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2010
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$541	$(307)	$234	$(3,068)
Consolidated obligations:
Bonds	(10)	(25)	(35)	1,149
Discount notes	(6)	3	(3)	10

Total	$525	$(329)	$196	$(1,909)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2009
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$4,673	$(4,155)	$518	$(3,527)
Consolidated obligations:
Bonds	(1,201)	1,162	(39)	1,491
Discount notes	(49)	40	(9)	103

Total	$3,423	$(2,953)	$470	$(1,933)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of December 31, 2011.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of December 31,
	2011	2010
Total net exposure at fair value (1)	$45	$71
Cash collateral held	27	66

Net positive exposure after cash collateral	18	5
Other collateral	5	5

Net exposure after collateral	$13	$—

(1)	Includes net accrued interest receivable of $1 and $22 as of December 31, 2011 and 2010, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2011 was $3,711 for which the Bank has posted collateral of $3,469 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $145 of collateral (at fair value) to its derivative counterparties at December 31, 2011.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Prior to September 19, 2008, Lehman Brothers Special Financing Inc. (LBSF) was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and determined that the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189. At that time, the Bank recorded a $189 receivable for the net amount due and a $170 reserve, with a corresponding increase to “Noninterest expense,” at September 30, 2008 based on management’s estimate of the probable amount that would be realized.

During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank’s claims on the Lehman estate was $175. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, Bank management’s estimate of the probable amount to be realized as of June 30, 2010 was $68. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $49, with a corresponding reduction to “Noninterest expense.”

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

During the third quarter of 2010, Bank management began negotiations with a third party for the sale of its claim on the Lehman bankruptcy estate. Based on these negotiations, Bank management’s estimate of the probable amount to be realized as of August 30, 2010 was $70. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $2, with a corresponding reduction to “Other expense.” On September 30, 2010, the Bank sold its claim on the Lehman bankruptcy estate for $70, the carrying value of the net receivable due from LBSF. For the year ended December 31, 2010, the total reduction to “Noninterest expense” related to the net receivable due from LBSF was $51.

Note 19—Estimated Fair Values

The Bank records trading securities, available-for-sale securities and derivative assets and liabilities at fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2011, the Bank did not carry any financial assets or liabilities at fair value hierarchy Level 1.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2011, the types of financial assets and liabilities the Bank carried at fair value hierarchy Level 2 included trading securities and derivatives.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. As of December 31, 2011, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and financial liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of December 31, 2011
	Fair Value Measurements Using			Netting Adjustment (1)	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,035	$—	$—	$3,035
Other FHLBank’s bond	—	82	—	—	82
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,120	—	—	3,120

Available-for-sale securities:
Private-label MBS	—	—	2,942	—	2,942
Derivative assets:
Interest-rate related	—	1,422	—	(1,404)	18

Total assets at fair value	$—	$4,542	$2,942	$(1,404)	$6,080

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,087)	$—	$4,846	$(241)

Total liabilities at fair value	$—	$(5,087)	$—	$4,846	$(241)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2010
	Fair Value Measurements Using			Netting Adjustment (1)	Total
	Level 1	Level 2	Level 3
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,306	$—	$—	$3,306
Other FHLBank’s bond	—	74	—	—	74
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,383	—	—	3,383

Available-for-sale securities:
Private-label MBS	—	—	3,319	—	3,319
Derivative assets:
Interest-rate related	—	1,545	—	(1,540)	5

Total assets at fair value	$—	$4,928	$3,319	$(1,540)	$6,707

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,024)	$—	$4,569	$(455)

Total liabilities at fair value	$—	$(5,024)	$—	$4,569	$(455)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2011 and 2010.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Years Ended December 31,
	2011	2010
Balance, beginning of year	$3,319	$2,256
Transfer of private-label MBS from held-to-maturity to available-for-sale	451	1,298
Total (losses) gains realized and unrealized:(1)
Included in net impairment losses recognized in earnings	(111)	(118)
Included in other comprehensive loss	20	496
Settlements	(737)	(613)

Balance, end of year	$2,942	$3,319

(1)	Related to available-for-sale securities held at end of year.

Described below are the Bank’s fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.

Cash and Due from Banks. The estimated fair value approximates the recorded carrying value.

Interest-bearing Deposits. The estimated fair value is determined by calculating the present value of the expected future cash flows from the deposits and reducing this amount for accrued interest receivable. The discount rate used in these calculations are the rates for deposits with similar terms and represent market observable rates.

Federal Funds Sold. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Investment Securities. The Bank obtains prices from four designated third-party pricing vendors when available to estimate the fair value of its investment securities. The pricing vendors use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all investment securities valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

Recently, the Bank conducted reviews of the four pricing vendors to confirm and further augment their understanding of the vendors’ pricing processes, methodologies and control procedures for agency and private-label MBS.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

Prior to December 31, 2011, the estimated fair value of investment securities was determined based on independent market-based prices received from up to four designated third-party pricing vendors, when available. The Bank established a preliminary estimated fair value for each of its investment securities by calculating the median of the prices received. The median price was generally accepted as an appropriate estimate of fair value unless the median price fell outside of certain tolerance thresholds established by the Bank or evidence suggested that using the median price would not be appropriate. If only one third-party price was received or if no third-party price was available, the Bank estimated the fair value of the security using an approved internal discounted cash flow model. Preliminary estimated fair values that were outside the tolerance thresholds established by the Bank, or those that management believed may not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis. This further analysis included, but was not limited to, a comparison of the preliminary fair value estimate to prices of similar securities, a comparison to non-binding dealer estimates, or the use of an internal model.

Effective December 31, 2011, the Bank refined its method for estimating the fair values of investment securities. The Bank’s revised valuation technique first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. Prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis does not provide evidence that an outlier (or outliers) is (are) in fact more representative of the fair value and that the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As an additional step for certain securities, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of December 31, 2011 for reasonableness using an implied yield test. The Bank calculated an implied yield for certain of its private-label MBS using the estimated fair value derived from the process described above and the security’s projected cash flows from the Bank’s other-than-temporary impairment process and compared such yield to the market yield for comparable securities according to a third-party source to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate. This additional verification process confirmed the final prices that were determined using the four third-party vendors.

As of December 31, 2011, four vendor prices were received for substantially all of the Bank’s investment securities holdings and the final prices for substantially all of those securities were computed by averaging the prices within the cluster. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the Bank’s investment securities holdings as of December 31, 2011. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank’s additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of December 31, 2011 and 2010, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate, predominately LIBOR.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition at December 31, 2011 and 2010.

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

Mandatorily Redeemable Capital Stock. The fair value of mandatorily redeemable capital stock is par value, including estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid. Capital stock can be acquired by members only at par value and redeemed by the Bank at par value. Capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2011 and 2010. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of December 31,
	2011		2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$6	$6	$5	$5
Interest-bearing deposits	1,203	1,203	2	2
Federal funds sold	12,630	12,629	15,701	15,701
Trading securities	3,120	3,120	3,383	3,383
Available-for-sale securities	2,942	2,942	3,319	3,319
Held-to-maturity securities	16,243	16,242	17,474	17,511
Mortgage loans held for portfolio, net	1,633	1,796	2,039	2,189
Advances	86,971	87,655	89,258	89,330
Accrued interest receivable	314	314	388	388
Derivative assets	18	18	5	5

Liabilities:
Interest-bearing deposits	(2,655)	(2,655)	(3,093)	(3,093)
Consolidated obligations, net:
Discount notes	(24,330)	(24,330)	(23,915)	(23,916)
Bonds	(90,662)	(91,839)	(95,198)	(95,993)
Mandatorily redeemable capital stock	(286)	(286)	(529)	(529)
Accrued interest payable	(286)	(286)	(357)	(357)
Derivative liabilities	(241)	(241)	(455)	(455)

Note 20—Commitments and Contingencies

As described in Note 13–Consolidated Obligations, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The Bank determined it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations as of December 31, 2011 and 2010. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $578,118 and $678,528 at December 31, 2011 and 2010, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank issues standby letters of credit for the account of its members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase.

The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2011	2010
Outstanding notional	$ 21,510	$ 22,333
Original terms(1)	Less than 12 months to 20 years	Less than two months to 20 years
Final expiration year	2030	2030

(1)	The Bank had one outstanding standby letter of credit for less than $1 as of December 31, 2010 that has no stated maturity date and is subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $80 and $92 as of December 31, 2011 and 2010, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2011 and 2010. Such commitments would be recorded as derivatives at their fair values.

The Bank executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2011 and 2010, the Bank had pledged, as collateral to broker-dealers who have market risk exposure from the Bank related to derivatives, securities with a carrying value of $0 and $37, respectively, which can be sold or repledged by those counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

At December 31, 2011, the Bank had committed to the issuance of $3,492 (par value) in consolidated obligation bonds, of which $3,475 were hedged with associated interest rate swaps that had traded but not yet settled. At December 31, 2010, the Bank had committed to the issuance of $118 (par value) in consolidated obligation bonds, of which $115 were hedged with associated interest rate swaps that had traded but not yet settled.

The Bank charged to operating expenses net rental costs of $2 for the years ended December 31, 2011, 2010, and 2009.

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank’s results of operations.

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not, as of the date of the financial statements, anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 21—Transactions with Members and their Affiliates and with Housing Associates

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 17.7 percent of the Bank’s total regulatory capital stock as of December 31, 2011, was considered a related party. Total advances outstanding to Bank of America, N.A. were $16,039 and $25,040 as of December 31, 2011 and 2010, respectively. Total deposits held in the name of Bank of America, N.A. were less than $1 at December 31, 2011 and 2010. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the three years ended December 31, 2011.

Note 22—Transactions with Other FHLBanks

The Bank’s activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with Other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2011 and 2010. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks was less than $1 for the years ended December 31, 2011, 2010, and 2009.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks:

	For the Years Ended December 31,
	2011	2010	2009
Investing activities:
Loans made to other FHLBanks	$(859)	$(390)	$(398)
Principal collected on loans to other FHLBanks	859	390	398

Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$3,066	$1,372	$1,706
Payments of short-term borrowings from other FHLBanks	(3,066)	(1,372)	(1,706)

Net change in borrowings from other FHLBanks	$—	$—	$—

Investment in Other FHLBank Consolidated Obligation Bond. The Bank’s trading investment securities portfolio includes a consolidated obligation bond for which FHLBank Chicago is the primary obligor. The balance of this investment is presented in Note 5–Trading Securities. This consolidated obligation bond was purchased in the open market from a third party and is accounted for in the same manner as other similarly classified investments (see Note 2–Summary of Significant Accounting Policies). Interest income earned on the consolidated obligation bond on which FHLBank Chicago is the primary obligor totaled $8 for the years ended December 31, 2011 and 2010 and $11 for the year ended December 31, 2009.

Assumption of Other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank’s consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. During the years ended December 31, 2011, 2010, and 2009, the par value of the consolidated obligation bonds transferred to the Bank were $0, $140, and $480, respectively. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program® Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program, one of the programs through which the Bank historically purchased mortgage assets. These fees totaled $1 for the years ended December 31, 2011, 2010, and 2009.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2011, the Bank’s outstanding balance related to these MPF Program assets was $2.

Note 23—Subsequent Events

On March 22, 2012, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2011 in the amount of $18. The Bank will pay the fourth quarter 2011 dividend on March 28, 2012.

On March 23, 2012, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $700 of excess capital stock on April 9, 2012. The amount of excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total excess capital stock as of March 30, 2012.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

Supplementary financial information for each quarter in the years ended December 31, 2011 and 2010 is included in the following tables (in millions).

2011	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$267	$258	$279	$305
Interest expense	159	149	164	178

Net interest income	108	109	115	127
Provision for credit losses	5	—	—	—
Noninterest income (loss)	7	(44)	(32)	(35)
Noninterest expense	40	29	32	22
Total assessments	7	4	13	19

Net income	$63	$32	$38	$51

2010	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$320	$368	$353	$360
Interest expense	193	234	220	210

Net interest income	127	134	133	150
Noninterest income (loss)	20	(1)	(50)	(56)
Noninterest expense	37	32	(19)	29
Total assessments	29	27	27	17

Net income	$81	$74	$75	$48

Investment Portfolio

Supplementary financial information on the Bank’s investments is included in the tables below (dollars in millions):

	As of December 31,
	2011	2010	2009
Trading securities:
Government-sponsored enterprises debt obligations	$3,035	$3,306	$3,470
Other FHLBank’s bond	82	74	72
State and local housing agency debt obligations	3	3	11

Total trading securities	3,120	3,383	3,553

Available-for-sale securities:
Private-label MBS	2,942	3,319	2,256

Total available-for-sale securities	2,942	3,319	2,256

Held-to-maturity securities:
Certificates of deposit	650	1,190	300
State and local housing agency debt obligations	100	108	115
Government-sponsored enterprises debt obligations	1,111	873	—
Mortgage-backed securities:
U.S. agency obligations-guaranteed	803	960	777
Government-sponsored enterprises	9,886	8,716	6,598
Private-label	3,693	5,627	9,295

Total held-to-maturity securities	16,243	17,474	17,085

Total investment securities	22,305	24,176	22,894

Interest-bearing deposits	1,203	2	3
Federal funds sold	12,630	15,701	10,043

Total investments	$36,138	$39,879	$32,940

	As of December 31, 2011
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Trading securities:
Government-sponsored enterprises debt obligations	$696	$2,094	$245	$—	$3,035
Other FHLBank’s bond	—	82	—	—	82
State and local housing agency debt obligations	—	1	2	—	3

Total trading securities	696	2,177	247	—	3,120

Yield on trading securities	3.70%	4.77%	4.81%	0.00%

Available-for-sale securities:
Private-label MBS	$—	$—	$8	$2,934	2,942

Total available-for-sale securities	—	—	8	2,934	2,942

Yield on available-for-sale securities	0.00%	0.00%	4.65%	5.87%

Held-to-maturity securities:
Certificates of deposit	$650	$—	$—	$—	650
State and local housing agency debt obligations	53	47	—	—	100
Government-sponsored enterprises debt obligations	—	1,111	—	—	1,111
Mortgage-backed securities:
U.S. agency obligations-guaranteed	—	1	—	802	803
Government-sponsored enterprises	—	—	785	9,101	9,886
Private-label	—	—	959	2,734	3,693

Total held-to-maturity securities	703	1,159	1,744	12,637	16,243

Yield on held-to-maturity securities	0.50%	0.40%	4.71%	2.44%

Total investment securities	$1,399	$3,336	$1,999	$15,571	22,305

Yield on total investment securities	2.21%	3.15%	4.72%	3.16%

Interest-bearing deposits	$1,203	$—	$—	$—	1,203
Federal funds sold	12,630	—	—	—	12,630

Total investments	$15,232	$3,336	$1,999	$15,571	$36,138

The Bank held securities of the following issuers with a carrying value greater than 10 percent of the Bank’s total capital. These amounts include securities issued by the issuer’s holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2011
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$2,955	$2,909
Wells Fargo & Company, San Francisco, CA	1,570	1,474
JPMorgan Chase & Co., New York, NY	1,165	1,134

Loan Portfolio

The Bank’s outstanding domestic loans, nonaccrual loans, and loans 90 days or more past due and accruing interest were as follows (in millions):

As of December 31,
	2011	2010	2009	2008	2007
Advances	$ 86,971	$ 89,258	$ 114,580	$ 165,856	$ 142,867

Real estate mortgages (1)	$ 1,639	$ 2,040	$ 2,523	$ 3,252	$ 3,527

Nonaccrual real estate mortgages	$ 88	$ 82	$ 56	$ 14	$ 3

Real estate mortgages past due 90 days or more and still accruing interest (2)	$ 15	$ 21	$ 27	$ 14	$ 2

Interest contractually due during the year	$ 6

Interest actually received during the year	$ 1

(1)	Amounts include single-family residential loans and Affordable Multifamily Participation Program loans classified as substandard.
(2)	Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The allowance for credit losses on domestic real estate mortgage loans was as follows (in millions):

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Balance, beginning of year	$ 1	$ 1	$ 1	$ 1	$ 1
Provisions for credit losses	5	—	—	—	—
Charge-offs	—	—	—	—	—

Balance, end of year	$ 6	$ 1	$ 1	$ 1	$ 1

The ratio of charge-offs to average loans outstanding was zero for the years ended December 31, 2007 through 2011.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollars in millions):

	As of December 31,
	2011		2010		2009		2008		2007
	Amount(1)	% of Total Loans(2)	Amount(1)	% of Total Loans(2)	Amount(1)	% of Total Loans(2)	Amount(1)	% of Total Loans(2)	Amount(1)	% of Total Loans(2)
Single-family residential mortgages	$ 5	99	$ —	99	$ —	99	$ —	99	$ —	99
Multifamily residential mortgages	1	1	1	1	1	1	1	1	1	1

Total	$ 6	100	$ 1	100	$ 1	100	$ 1	100	$ 1	100

(1)	Amount allocated for credit losses on mortgage loans.
(2)	Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table provides information regarding the Bank’s short-term borrowings (dollars in millions):

	As of December 31,
	2011	2010	2009
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$24,330	$23,915	$17,127
Weighted average interest rate at the end of the year	0.03%	0.14%	0.38%
Daily average outstanding for the year	$18,948	$19,455	$38,172
Weighted average interest rate for the year	0.09%	0.15%	0.68%
Maximum amount outstanding at any month-end during the year	$27,268	$27,599	$57,248

Consolidated obligation bonds:
Amount outstanding at the end of the year	$11,623	$17,209	$23,903
Weighted average interest rate at the end of the year	0.15%	0.35%	0.65%
Daily average outstanding for the year	$15,894	$17,500	$29,903
Weighted average interest rate for the year	0.25%	0.48%	1.35%
Maximum amount outstanding at any month-end during the year	$17,245	$23,236	$37,731

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

As of December 31, 2011, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management’s Assessment of Internal Control Over Financial Reporting

The Bank’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Bank’s management utilized the criteria set forth by COSO in Internal Control-Integrated Framework. Based upon that evaluation, management has concluded that the Bank’s internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	48	President and Chief Executive Officer
Kirk R. Malmberg	51	Executive Vice President and Chief Financial Officer
Cathy C. Adams	52	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	43	Executive Vice President and Chief Business Officer
Andrew B. Mills	61	Senior Vice President and Treasurer
Reginald T. O’Shields	41	Senior Vice President and General Counsel
Ken Yoo	41	First Vice President and Chief Risk Officer

W. Wesley McMullan was appointed president and chief executive officer in December 2010. Previously, he served as executive vice president and director of financial management since 2004, with responsibility for sales, MPP sales, asset-liability management, liquidity management, other mission-related investments, customer systems and operations, and member education. Mr. McMullan joined the Bank as a credit analyst in 1988 and later earned promotions to assistant vice president in 1993, vice president in 1995, group vice president in 1998, and senior vice president in 2001. He is a chartered financial analyst and earned a B.S. in finance from Clemson University.

Kirk R. Malmberg was appointed executive vice president and chief financial officer effective April 1, 2011. He oversees accounting, financial reporting, investment and derivatives operations, and financial risk modeling as well as the Bank’s credit and collateral services. From December 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. He served as senior vice president responsible for the Bank’s mortgage programs since December 2003. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

Cathy C. Adams was appointed executive vice president and chief operations officer effective March 1, 2011. She is responsible for overseeing all Bank programs related to information technology, human resources, administrative services, and financial operations management. Ms. Adams was named executive vice president and chief administrative officer in August 2008. Previously, she served as senior vice president of staff services from January 2004 through August 2008. Ms. Adams joined the Bank in 1986. She earned an M.B.A. in management from Georgia State University and a B.A. in business administration from Tift College.

Robert F. Dozier, Jr. has served as chief business officer since joining the Bank effective June 6, 2011. Mr. Dozier oversees the Bank’s member sales and outreach, community investment services, corporate communications, and government and industry relations. Prior to joining the Bank, Mr. Dozier was president and chief operating officer for Homeowners Mortgage Enterprises, a subsidiary of CoastalStates Bank, where he began as a loan officer in 1992. Mr. Dozier also served on the board of directors for CoastalSouth Bancshares, the holding company of CoastalStates Bank. From 2002 to 2004, Mr. Dozier served as a director of the Bank. He earned a B.A. in political science from the University of South Carolina.

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

Reginald T. O’Shields has served as senior vice president and general counsel since April 2, 2011. He joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O’Shields practiced law at private law firms in New York, Atlanta, and Greenville, South Carolina from 1996 to 2003. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Ken Yoo has served as first vice president and chief risk officer since April 1, 2011. He directs the Bank’s enterprise risk management function and is responsible for overseeing enterprise-wide risk assessment and reporting functions as well as model validation efforts for the Bank. Mr. Yoo joined the Bank in 2006 as manager of risk reporting and analysis and was promoted to director of enterprise risk management and then deputy chief risk officer prior to his current title. Prior to joining the Bank, Mr. Yoo was employed by the Office of Federal Housing Enterprise Oversight (which was subsequently merged into the Finance Agency pursuant to the Housing Act), where he was a senior member of its supervisory group since 2005.

Previously, Mr. Yoo was employed in various senior risk management consulting positions at BearingPoint, Inc. and at Merrill Lynch & Co. Mr. Yoo earned a masters in international affairs from George Washington University, an M.B.A. from Yonsei University in Seoul, Korea and a B.A. in economics from Virginia Tech.

Directors

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2012, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. All individuals serving as Bank directors must be United States citizens. At least a majority of the directors must be member directors and not fewer than 2/5 must be independent directors.

Finance Agency regulations require that a member directorship be held only by an officer or director of a member institution that is located within the Bank’s district and that meets all minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator and that is a member as of the record date. The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process; however, the Bank may not exclude a nominee from the election ballot on the basis of those qualifications so identified. For the 2011 elections, the board of directors did not identify any particular qualifications as part of its election notification process.

Finance Agency regulations require that an independent directorship be held only by an individual who is a bona fide resident of the Bank’s district, who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank, and who is not an officer of any FHLBank. Finance Agency regulations further require that a public interest independent director have more than four years experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. An independent director other than a public interest director must have either four years experience representing consumer or community interests in the foregoing areas or have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

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

Name	Age	Director Since	Expiration of Term as Director
John M. Bond, Jr.(1)	68	2005	12/31/14
W. Russell Carothers, II(1)	70	2002	12/31/13
F. Gary Garczynski(2)(3)	65	2007	12/31/12
Donna C. Goodrich(1)	49	2008	12/31/12
William C. Handorf(2)	67	2007	12/31/15
Scott C. Harvard(1)	57	2003	12/31/12
John C. Helmken, II(1)	48	2011	12/31/14
J. Thomas Johnson(1)	65	2004	12/31/15
Jonathan Kislak(2)	63	2008	12/31/14
LaSalle D. Leffall, III(2)	49	2007	12/31/12
Miriam Lopez(1)	61	2008	12/31/14
Henry Gary Pannell(2)	74	2008	12/31/15
Robert L. Strickland, Jr.(2)(3)	60	2007	12/31/13
Thomas H. Webber, III(1)	70	2007	12/31/13

(1)	Member Director
(2)	Independent Director
(3)	Public Interest Director

Chairman of the board, Scott C. Harvard, has served as president and chief executive officer of First National Corp. and First Bank since May 2011, and as a director of both since August 2011. Previously, he served as vice president of Virginia Savings Bank, F.S.B. since June 2009, and as president and chief executive officer and as a director of Shore Bank from 1985 to June 2009. He served as president and chief executive officer of its parent, Shore Financial Corporation, from 1997 to 2008. Mr. Harvard served as a director and an executive vice president of Hampton Roads Bankshares from June 2008 to June 2009. Mr. Harvard has served as chairman of the board of the Bank since 2007. Mr. Harvard has expertise in community banking and corporate governance.

Vice chairman of the board, William C. Handorf, Ph.D., has served as a professor of finance and real estate at The George Washington University’s School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond’s Baltimore Branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. Mr. Handorf has expertise in financial markets, banking, real estate investment, accounting, and derivatives.

John M. Bond, Jr. is a director of The Columbia Bank, a wholly-owned affiliate of Fulton Financial Corporation. He has served on the board of directors of The Columbia Bank since 1988 and as chairman of the board from 2004 to 2009. Mr. Bond served as chief executive officer of The Columbia Bank from 1988 until his retirement in December 2006. From May 2004 until February 2006 when it was acquired by Fulton Financial, Mr. Bond served as chairman and chief executive officer of Columbia Bancorp, a publicly-traded company and the holding company of The Columbia Bank. From 1987 to May 2004, Mr. Bond served as president, chief executive officer, and director of Columbia Bancorp. He also has served as a director of Fulton Financial Corporation, a publicly-traded financial holding company, since March 2006. Mr. Bond has expertise in commercial banking, credit, finance, and accounting.

W. Russell Carothers, II is chairman and chief executive officer of The Citizens Bank of Winfield, Alabama, a position he has held for the past 20 years. He joined The Citizens Bank in 1963 and served as its president for 30 years. Mr. Carothers has also served as a director for First National Bankers Bank and its holding company, First National Bankers Bankshares, Inc. since January 2011. Mr. Carothers has expertise in general banking, finance, accounting, auditing, and community development.

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

Donna C. Goodrich has served as senior executive vice president of Branch Banking & Trust Company (BB&T) since 2007. She also has served as deposit services manager of BB&T since 2004. Ms. Goodrich joined BB&T in 1985, and has held the positions of retail services officer, financial center manager, mergers and acquisition analyst, asset/liability management specialist, and deposit and corporate funding manager. She is a member of the Senior Leadership Team and serves on several committees, including the Market Risk and Liquidity Committee. Ms. Goodrich also serves as senior executive vice president of BB&T Corporation, the holding company of BB&T, a position she has held since 2007. Ms. Goodrich is the chairman of the North Carolina Bankers Association. She has expertise in asset/liability management and finance.

John C. Helmken, II serves as chief executive officer and director of The Savannah Bank. He has also served as president, chief executive officer, and director of The Savannah Bancorp, Inc., the holding company of The Savannah Bank, since 2007. He has served as chief executive officer of The Savannah Bank since 2003, director since 2003, and as president from 2002 to 2010. He joined The Savannah Bank in 1994 and has served as vice president, senior vice president, and executive vice president during his tenure there. He is a director of Minis and Company, Inc., a registered investment advisor and subsidiary of The Savannah Bancorp, Inc., and is also a director of Bryan Bank & Trust in Richmond Hill. He previously served on the board of the Georgia Bankers Association. Mr. Helmken has expertise in residential and commercial lending and extensive involvement in all areas of community banking.

J. Thomas Johnson is president and chief executive officer of Citizens Building and Loan Association, a position he has held since May 2009. Mr. Johnson is also vice chairman of the board of First Community Bank and its holding company, First Community Corporation, a position he has held since October 2004. From 1984 to 2004, Mr. Johnson was chief executive officer of Newberry Federal Savings Bank, and was chairman of the board of its holding company, Dutch Fork Bancshares, Inc., from its inception in 2000 until its acquisition by First Community Corporation in 2004. Mr. Johnson had previously been with Newberry Federal Savings Bank since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and has served on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations. Mr. Johnson served as vice chairman of the board of the Bank from 2008 through 2010. Mr. Johnson has expertise in residential, commercial, and community development finance.

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

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation’s largest nonprofit owners of affordable multifamily housing, and served as president, chief operating officer, and chief financial officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse First Boston in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds from 2011 through the present. He is a member of the Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall has expertise in finance, law, affordable multifamily housing, and accounting.

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

Henry Gary Pannell has served as special counsel with the law firm Jones, Walker, Waechter, Poitevent, Carrère & Denègre L.L.P. since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell has expertise in federal banking law, corporate governance, bank accounting, and community development.

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

Nominating Procedures

Finance Agency regulations establish certain requirements and limitations regarding director eligibility, elections, compensation and expenses. No material changes to these requirements or the director nominating procedures thereunder occurred during 2011.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank’s principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the Investor Relations—Governance section of the Bank’s Internet website at http://www.fhlbatl.com. Any amendments to, or waivers under, the Bank’s Code of Conduct that are required to be disclosed pursuant to the SEC’s rules will be disclosed on the Bank’s website.

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

Finance Agency Regulations regarding Independence

The Finance Agency’s director independence standards prohibit an individual from serving as a member of the Bank’s Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency’s independence standards, regardless of whether he or she serves on the Audit Committee. As of March 22, 2012, each of the Bank’s directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 22, 2012, Messrs. Garczynski, Handorf, Kislak, Leffall, and Pannell, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

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

Audit Committee

The board has a standing Audit Committee, composed of directors Bond, Carothers, Handorf, Harvard, Kislak, Lopez, Pannell, and Webber. For the reasons noted above, the board determined that, as of March 22, 2012, none of the member directors on the Bank’s Audit Committee was independent under the NYSE standards for audit committee members. The board determined that, as of March 22, 2012, each of directors Handorf, Kislak and Pannell, each of whom is an independent director that currently serves on the Audit Committee, was independent under the NYSE independence standards for audit committee members. The board also determined that each of directors Handorf, Kislak, Pannell, and Webber is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 22, 2012, each of the Bank’s directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency’s standards applicable to the Bank’s Audit Committee.

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

The board of directors establishes the Bank’s risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting its risk appetite and RMP. The board reviews the risk appetite report on a quarterly basis and approves any changes as appropriate. The board receives regular updates on the Bank’s key risks including an independent risk assessment. The board reviews the RMP at least annually, approves any amendments to it as appropriate, and re-adopts it at least every three years. For further discussion of the risk appetite and the RMP, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations–Prudent Risk Management and Appetite. The board works with management to align the Bank’s strategic activities and objectives within the parameters of the risk appetite framework and the RMP. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

•

Audit Committee oversees the Bank’s financial reporting process, system of internal control, audit process, policies and procedures for assessing and monitoring implementation of the strategic plan, and the Bank’s process for monitoring compliance with laws and regulations.

•

Credit and Member Services Committee oversees the Bank’s credit and collateral policies and related programs, services, products and documentation, and the Bank’s credit and collateral risk management program, strategies, and activities.

•	Enterprise Risk and Operations Committee oversees the Bank’s enterprise risk management functions, operations, information technology, and other related matters.

•	Executive Committee exercises most of the powers of the board in the management and direction of the affairs of the Bank during the intervals between board meetings.

•

Finance Committee oversees matters affecting the Bank’s financial performance, capital management and other related matters, including the Bank’s market and liquidity risk management program, strategies, and activities.

•	Governance and Compensation Committee oversees the Bank’s governance practices, compensation and benefits programs, and other related matters.

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

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank’s 2011 compensation program for its chief executive officer, chief financial officer, and three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank’s “named executive officers.”

In 2011 the Bank’s named executive officers were as follows:

W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Andrew B. Mills	Senior Vice President and Treasurer

Information is also provided for Steven J. Goldstein, who served as the Bank’s chief financial officer until his retirement from the Bank on March 31, 2011. Mr. Malmberg served as executive vice president and chief credit officer from January 1, 2011 until his appointment as chief financial officer effective April 1, 2011. Mr. Dozier joined the Bank in the newly created position of chief business officer effective June 6, 2011. In his role as senior vice president and treasurer, Mr. Mills serves on the Bank’s executive management committee (EMC).

Philosophy and Objectives

The Bank’s compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and member value. The Bank’s compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives’ incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank’s incentive compensation plan contains overall Bank performance thresholds that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The incentive compensation plan contains qualitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

Elements of Compensation

To achieve the goals described above, the Bank compensates its executive officers with a combination of base salary, incentive compensation and benefits. In the past, the Bank has compensated its executive officers under separate short-term and long-term incentive compensation plans. In 2010, the board of directors discontinued the long-term compensation plan and revised the short-term incentive compensation plan to incorporate certain deferred compensation components. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as defined benefit pension plans, to motivate long-term performance and encourage retention. Additionally, because the Bank is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design.

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

Use of compensation consultant. The governance and compensation committee of the board of directors independently selected and engaged Towers Watson to provide assistance in evaluating the Bank’s executive compensation programs for 2011. Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank’s executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank’s business and risk profile. As part of each compensation review process, the board considers the (1) total cash compensation, including base salary, incentive compensation plan, retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at commercial banks with assets between $20 billion and $60 billion. However, the board did not target any named executive officer’s compensation at a specific percentile of such executive officer’s peer group comparable position.

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

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director is required to prohibit the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses. Pursuant to this authority, the FHLBanks are required to report to the Director all compensation actions relating to the five most highly compensated officers, including compensation plans of general applicability to those officers, at least four weeks in advance of any planned board decision with respect to those actions. Finance Agency Advisory Bulletin 2009-AB-02 establishes five principles for executive compensation by the FHLBanks and the Office of Finance:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;

•	executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank’s capital stock;

•	a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome indicators;

•	a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon the FHLBank’s financial performance over several years; and

•	the FHLBank’s board of directors should promote accountability and transparency in the process of setting compensation.

In addition, under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized in 2011. The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

Compensation Decisions in 2011

Overview

The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers’ performance in 2011 were:

•	achievement of performance objectives for 2011 as determined by the board;

•	fulfillment of the Bank’s public policy mission;

•	demonstration of leadership and vision for the Bank;

•

implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank’s size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank’s 2011 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. His base salary during 2011 remained at $650,000. In determining the base salary for Mr. McMullan, the board considered data developed by Towers Watson noting (1) total cash compensation provided at the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations:

•	FHLBank Chicago;

•	FHLBank Dallas;

•	FHLBank New York; and

•	FHLBank San Francisco

and (2) total cash compensation at the following commercial financial institutions with assets between $20 billion and $60 billion:

•	Bank of the West;

•	BOK Financial Corporation;

•	CoBank;

•	Comerica Bank;

•	First Horizon National Bank;

•	Huntington Bancshares;

•	Marshall & Ilsley Bank;

•	People’s Bank; and

•	Union Bank of California.

Mr. McMullan’s salary is below the average base salary for the presidents of the FHLBanks and commercial financial institutions listed above.

In determining the 2011 base salaries for Mr. Malmberg, Ms. Adams and Mr. Dozier, and the 2011 base fee for Mr. Goldstein, the board considered comparative compensation data provided by Towers Watson that reflected total cash compensation provided at the FHLBanks listed above deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations and total cash compensation at the commercial financial institutions listed above with assets between $20 billion and $60 billion.

Following the review, the board opted to increase the existing base salaries of Mr. Malmberg and Ms. Adams to $411,950 and $395,625, respectively, and the base fee for Mr. Goldstein to $411,730 during 2011. The board established a base salary of $390,000 during 2011 for Mr. Dozier. The Bank established a base salary of $352,500 during 2011 for Mr. Mills.

Incentive Compensation

The 2011 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year, were as follows:

	Threshold	Target	Maximum
President and Chief Executive Officer	32%	64%	96%
Executive Vice President	25%	50%	75%
EMC - Senior Vice President	22%	43%	65%

These percentages are consistent with 2010 award percentages, but are higher than those the Bank historically has used for these officer designations, in order to reflect adjustments to short-term incentive compensation opportunities made when the board terminated the Bank’s long-term incentive compensation plan in 2010. In aggregate, total incentive opportunities for executives are lower than in years prior to 2010. For 2011, the board established four incentive goals under the ICP, which correlate to the performance priorities reflected in the Bank’s strategic plan. The board of directors establishes threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal’s “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management’s projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2011.

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
ROE Spread to LIBOR	40.00%	12.80%	25.60%	38.40%
Housing Mission	20.00%	6.40%	12.80%	19.20%
Risk Management I – Examination	25.00%	8.00%	16.00%	24.00%
Risk Management II – Member Failures	15.00%	4.80%	9.60%	14.40%

TOTAL	100.00%	32.00%	64.00%	96.00%

Executive Vice President
		Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
ROE Spread to LIBOR	40.00%	10.00%	20.00%	30.00%
Housing Mission	20.00%	5.00%	10.00%	15.00%
Risk Management I – Examination	25.00%	6.25%	12.50%	18.75%
Risk Management II – Member Failures	15.00%	3.75%	7.50%	11.25%

TOTAL	100.00%	25.00%	50.00%	75.00%

EMC—Senior Vice President
		Percent of Base Salary
Goal	Weight	Threshold	Target	Maximum
ROE Spread to LIBOR	40.00%	8.80%	17.20%	26.00%
Housing Mission	20.00%	4.40%	8.60%	13.00%
Risk Management I – Examination	25.00%	5.50%	10.75%	16.25%
Risk Management II – Member Failures	15.00%	3.30%	6.45%	9.75%

TOTAL	100.00%	22.00%	43.00%	65.00%

The return on equity performance measure is the return on equity amount in excess of average three-month LIBOR, excluding the impact of other-than-temporary impairment losses on private-label MBS. This performance measure reflects the Bank’s ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. In addition, the board of directors may reduce the award for this measure by as much as 100 percent if the Bank’s market value/capital stock ratio declines below 95 percent or the ROE spread to LIBOR, including the impact of other-than-temporary impairment losses on private-label MBS, is less than 200 basis points. The board also may increase the ROE spread levels if the average leverage ratio is greater than 22 times. At December 31, 2011, the performance goals were 3.00 percent (threshold), 3.25 percent (target), and 3.50 percent (maximum). In 2011 the Bank’s ROE spread to three-month LIBOR resulted in eligibility of each named executive officer to receive an award of between target and maximum with respect to that goal.

The housing mission measure includes the development and implementation of new AHP set-aside products to improve the Bank’s ability to disburse AHP funds to effectively meet community needs. This goal was substantially the same for each named executive officer, and performance under this measure was determined on an overall basis. The board awarded the maximum level for this goal.

The risk management measures include effective preparation and performance in the regulatory examination process and effective management of member failures. The Bank sought to reduce the number of examination items requiring board attention, and to successfully execute policies and procedures that resulted in failed members having been identified as high risk and placed into collateral delivery 45 – 90 days prior to failure and resulting in no credit losses to the Bank. These goals were substantially the same for each named executive officer, and performance under these measures was determined on an overall basis. The board awarded the maximum level for these goals.

In 2011, the board of directors did not establish individual performance award opportunities for executive management.

The following table provides the award level associated with each performance goal and total award amounts for each named executive officer.

2011 Incentive Compensation Plan Awards
Name	ROE Spread to LIBOR (%)	Housing Mission (%)	Risk Management		Total Award (% of Base Salary)	Overall Award Level	Total Calculated Award ($)	Deferred Incentive ($)
			I (%)	II (%)
W. Wesley McMullan	34.30	19.20	24.00	14.40	91.90	Between Target and Maximum	597,350	203,099
Kirk R. Malmberg	26.80	15.00	18.75	11.25	71.80	Between Target and Maximum	295,780	100,565
Cathy Adams	26.80	15.00	18.75	11.25	71.80	Between Target and Maximum	284,059	96,580
Robert F. Dozier, Jr.	26.80	15.00	18.75	11.25	71.80	Between Target and Maximum	161,550	54,927
Andrew B. Mills	23.18	13.00	16.25	9.75	62.18	Between Target and Maximum	219,185	74,523

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive

Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank’s return on equity for the applicable year) over three years (2013-2015) on the following schedule, subject to certain restrictions discussed above:

Payment Year	Payment
2013	1/3 of balance (± 1-year return)
2014	1/2 of balance (± 2-year return)
2015	Remaining balance (± 3-year return)

If a named executive officer’s employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including Deferred Incentive) shall be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits

The named executive officers are eligible to participate in both tax-qualified and non-tax-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled Executive Compensation—Retirement Benefits—Pension Benefits, and—Deferred Compensation.

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

The board of directors may, in its discretion, provide severance benefits to an executive officer in the event of termination of his/her employment. In determining whether severance compensation is appropriate, the board of directors considers both the factors underlying the termination of employment and the employment history of the executive officer. The Bank does not provide a “gross up” benefit with respect to any severance.

Mr. McMullan. The Bank entered into an Employment Agreement with Mr. McMullan in connection with his appointment as president and chief executive officer (McMullan Agreement), effective December 16, 2010.

Under the McMullan Agreement, Mr. McMullan’s employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the McMullan Agreement. Unless earlier terminated by either party as provided therein, the McMullan Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The McMullan Agreement established Mr. McMullan’s base salary at $650,000 per year, which amount may be increased from year to year by the Bank’s board of directors. Pursuant to the McMullan Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank.

The Bank has a formal severance arrangement with Mr. McMullan, which is discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank’s strategy to recruit Mr. McMullan to the president and chief executive officer position.

Mr. Goldstein. The Bank entered into a Second Amended and Restated Services Agreement on April 1, 2010 (Goldstein Agreement) with SJG Financial Consultants, LLC, a limited liability company of which Mr. Goldstein is the sole member, in connection with Mr. Goldstein’s service as chief financial officer of the Bank. Pursuant to the Goldstein Agreement, the Bank paid an annual fee of $411,730 for Mr. Goldstein’s services.

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

Executive Compensation

Summary Compensation Table

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2011, 2010, and 2009. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2011 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(6) (d)	Non-Equity Incentive Plan Compensation ($)(7)(8) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(9) (f)	All Other Compensation ($)(10) (g)	Total ($) (h)
W. Wesley McMullan President and Chief Executive Officer (1)	2011	650,000	148	599,362	1,089,000	58,710	2,397,220
	2010	474,492	140	354,457	478,000	30,660	1,337,749
	2009	466,000	148	141,772	424,000	27,960	1,059,880

Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2011	411,950	518	297,385	526,000	24,717	1,260,570
	2010	385,000	140	281,673	283,000	23,252	973,065
	2009	385,000	148	97,336	256,000	23,100	761,584

Cathy C. Adams Executive Vice President and Chief Operations Officer (2)	2011	395,625	1,151	285,622	951,000	34,737	1,668,135
	2010	375,000	140	267,811	493,000	23,509	1,159,460

Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer (3)	2011	225,000	148	161,550	—	110,508	497,206

Andrew B. Mills Senior Vice President and Treasurer (4)	2011	352,500	5,062	220,515	659,000	21,150	1,258,227

Principal Financial Officer for Part of 2011

Steven J. Goldstein Executive Vice President and Chief Financial Officer (5)	2011	149,499	—	—	—	154	149,653
	2010	394,000	100	285,394	—	—	679,494
	2009	393,996	100	104,322	—	—	498,418

(1)

The 2010 amounts reported for Mr. McMullan reflect his separate service as executive vice president and director of financial management and, effective December 16, 2010, as president and chief executive officer.

(2)	Ms. Adams was not a named executive officer in 2009.
(3)	Mr. Dozier joined the Bank as executive vice president and chief business officer effective June 6, 2011. Amounts for Mr. Dozier reflect his partial year of service.
(4)	Mr. Mills was not a named executive officer in 2010 or 2009.
(5)	Mr. Goldstein retired from the Bank effective March 31, 2011.
(6)

The 2011 bonus amounts for Mr. Malmberg, Ms. Adams, and Mr. Mills include award payments of $370, $1,014 and $914, respectively, under the Bank’s Service Award Program to recognize employees with five or more years of service, and a $4,000 award payment to Mr. Mills under the Bank’s Winners Circle Awards Program to recognize a special project, service, or achievement by an employee in the areas of customer service, growth/profitability, initiative/innovation, or risk management. Both the Service Award Program and the Winners Circle Awards Program are administered by the Bank’s human resources department and are available to all employees of the Bank under the same general terms and conditions.
(7)

In 2009, the board exercised its overall discretion to modify incentive compensation awards and reduced by 50% the awards that otherwise would have been available to the Bank’s named executive officers pursuant to the short-term incentive compensation plan metrics and goals for calendar year 2009, and to other Bank employees under a similar incentive compensation plan for non-executive officers.

(8)

The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal year ended December 31, 2011 pursuant to awards under the ICP. Thirty-four percent of the 2011 ICP awards is subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2011 non-equity incentive compensation awards are subject to a four week review period and receipt of non-objection by the Finance Agency. The amounts in column (e) also include the dollar value of all interest during 2011 earned on Deferred Incentive related to ICP awards for prior fiscal years.

(9)

The amounts in column (f) reflect the sum of the actuarial increase during each fiscal year in present value of the named executive officer’s aggregate pension benefits under the Bank’s Qualified and Excess Plans, computed using the assumptions described in footnote (1) to the 2011 Pension Benefits table. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(10)	The amounts in column (g) for 2011 consist of the following amounts:

	Matching contributions under the Bank’s qualified 401(k) Plan ($)	Matching contributions under the Bank’s non- qualified defined contribution benefit equalization plan ($)	Perquisites ($)(1)	Total ($)
W. Wesley McMullan	14,700	24,810	19,200	58,710

Kirk R. Malmberg	14,700	10,017	—	24,717

Cathy C. Adams	12,109	11,628	11,000	34,737

Robert F. Dozier, Jr.	16,333	—	94,175	110,508

Andrew B. Mills	14,700	6,450	—	21,150

Principal Financial Officer for Part of 2011
Steven J. Goldstein	—	—	154	154

(1)

Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive other than Mr. Dozier was less than $25,000. The Bank provides Mr. McMullan reimbursement for travel-related expenses (Global Entry Application Fee and Delta Crown Room membership), as well a $1,500 per month car allowance. The Bank provided Ms. Adams reimbursement for financial planning services. The Bank provided Mr. Dozier with reimbursement for financial planning services and $90,000 in relocation expenses.

Awards of Incentive Compensation in 2011

2011 Grants of Plan-Based Awards

The following table provides information concerning each grant of an award to a named executive officer in 2011 under the ICP.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold ($) (b)(1)	Target ($) (c)(1)	Maximum ($) (d)(1)
W. Wesley McMullan	208,000	416,000	624,000

Kirk R. Malmberg	102,988	205,975	308,963

Cathy C. Adams	98,906	197,813	296,719

Robert F. Dozier, Jr.(2)	56,250	112,500	168,750

Andrew B. Mills	77,550	151,575	229,125

Principal Financial Officer for Part of 2011
Steven J. Goldstein(3)	—	—	—

(1)

Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank’s ICP for the fiscal year ended December 31, 2011. The actual amounts earned pursuant to the ICP during 2011 are reported under column (e) of the summary compensation table. Thirty-four percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

(2)	Mr. Dozier joined the Bank as executive vice president and chief business officer effective June 6, 2011. Amounts for Mr. Dozier reflect his partial year of service.
(3)	Mr. Goldstein was not eligible for non-equity incentive plan awards during 2011 due to his retirement from the Bank on March 31, 2011.

Retirement Benefits

Pension Benefits

The following table provides information with respect to the Pentegra Plan, the Bank’s tax-qualified pension plan (Qualified Plan), and the Bank’s non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2011, payable to each of the named executive officers, including the number of years of service credited to each named executive under each plan.

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

Mr. McMullan, Mr. Malmberg, Ms. Adams, and Mr. Mills participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 15, 2012, each of Mr. McMullan, Mr. Malmberg, Ms. Adams, and Mr. Mills had attained eligibility for immediate early retirement.

Employees hired between July 1, 2005 and March 1, 2011

As of December 31, 2011, Mr. Goldstein was the only named executive officer hired between July 1, 2005 and March 1, 2011; however, Mr. Goldstein did not participate in the Qualified Plan. The following description is provided for informational purposes.

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

Employees hired on or after March 1, 2011

The Qualified Plan was closed to new participants effective March 1, 2011. Accordingly, Mr. Dozier does not participate in the Qualified Plan.

Excess Plan

Payments under the Qualified Plan may be limited due to federal tax code limitations. The Excess Plan exists to restore those benefits that executives otherwise would forfeit due to these limitations. The Excess Plan operates using the same benefit formula and retirement eligibility provisions as described above under the Qualified Plan. Because the Excess Plan is a non-tax-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the Qualified Plan.

Mr. Dozier participates solely in the Excess Plan because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier may participate in the Excess Plan to the same extent as if he were participating in the Qualified Plan (as if an employee hired between July 1, 2005 and March 1, 2011). Based on his length of employment, Mr. Dozier has not satisfied the plan vesting requirements and therefore is not yet eligible to retire under the Excess Plan.

Death Benefits

Death benefits, which do not vary based on date of hire, also are available under the Qualified Plan and the Excess Plan. If an employee dies while in active service, his/her beneficiary is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments. If a former employee dies while in retirement, having elected the normal form of retirement benefits, his/her beneficiary also is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments less payments received before the former employee died.

2011 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (1) (d)	Payments during last fiscal year ($) (e)
W. Wesley McMullan	Qualified Plan	23.8	1,006,000	—
	Excess Plan	23.8	2,025,000	—

Kirk R. Malmberg(2)	Qualified Plan	14.8	662,000	—
	Excess Plan	14.8	836,000	—

Cathy C. Adams	Qualified Plan	25.3	1,283,000	—
	Excess Plan	25.3	1,453,000	—

Robert F. Dozier, Jr.	Qualified Plan	—	—	—
	Excess Plan	—	—	—

Andrew B. Mills	Qualified Plan	20.5	1,471,000	—
	Excess Plan	20.5	1,232,000	—

Principal Financial Officer for Part of 2011
Steven J. Goldstein(3)	—	—	—	—

(1)

The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2011, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 4.40 percent discount rate; 3.73 percent was used to calculate benefits under the Excess Plan. The 2000 RP Mortality Table (50% static mortality table for lump sums; 50% generational mortality table for annuities) was used for both plans. These are the same assumptions used for financial statement reporting purposes.

(2)

In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank’s Excess Plan, using the methodology described in note 1, is $228,000.

(3)	Under the terms of his Services Agreement, Mr. Goldstein did not participate in either the Qualified Plan or the Excess Plan. Mr. Goldstein retired from the Bank effective March 31, 2011.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank’s non-qualified, elective deferred compensation plan and defined contribution benefit equalization plan (DC BEP). Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the DC BEP.

The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to direct such compensation into 16 mutual fund options designed to mirror the Bank’s 401(k) Plan. Directors also may select an interest crediting rate based on the Bank’s return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant’s employment has ended, or at a time that begins at or after the participant’s retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan.

As of December 31, 2011, none of the named executive officers have elected to participate in the deferred compensation plan.

Named executive officers also are permitted to defer up to 40 percent of salary under the Bank’s qualified (401(k)) and non-qualified (DC BEP) plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his/her base salary. For employees hired on or after March 1, 2011, the Bank automatically contributes four percent of his/her base salary into the 401(k) plan on behalf of the employee, regardless of whether the employee makes his/her own contribution; these automatic contribution amounts are subject to a two-year vesting period.

The DC BEP, like the 401(k) plan, is self-directed and provides participants with 16 mutual fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DC BEP begin when a participant’s employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The amounts shown in the tables below include compensation earned and deferred in 2011, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2011 Nonqualified Deferred Compensation

Defined Contribution Benefit Equalization Plan (DC BEP)

Name (a)	Executive Contributions in Last Fiscal Year ($) (b)	Bank Contributions in Last Fiscal Year ($) (c)	Aggregate Earnings In Last Fiscal Year ($) (d) (1)	Aggregate Withdrawals / Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
W. Wesley McMullan	23,010	24,810	1,409	—	248,915

Kirk R. Malmberg	10,956	10,017	1,792	—	344,381

Cathy Adams	21,519	11,628	9,704	—	400,713

Robert F. Dozier, Jr.	—	—	—	—	—

Andrew B. Mills	—	6,450	4,555	—	207,604

Principal Financial Officer for Part of 2011

Steven J. Goldstein(2)	—	—	—	—	—

(1)

Amounts under column (d) reflect actual market returns for mutual funds selected by participants and interest credit received under the Bank’s core economic income return on equity interest crediting rate.

(2)	Under the terms of his Services Agreement, Mr. Goldstein did not participate in the DC BEP. Mr. Goldstein retired from the Bank effective March 31, 2011.

Potential Payments upon Termination or Change in Control

No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. McMullan, none of the current executive officers has a severance arrangement with the Bank.

For Mr. McMullan, the board approved a severance arrangement providing that upon the Bank’s termination of his employment for any reason other than “cause,” or upon Mr. McMullan’s termination of his employment for “good reason,” the Bank shall pay a total of the base salary in effect at the date of termination in a lump sum within 30 days of termination, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan’s incentive compensation award for the year in which the date of termination occurs, payable at the time such incentive compensation awards are paid to other executives.

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

The following table provides information about potential payments to Mr. McMullan in the event his employment had terminated on December 31, 2011. He is not entitled to any 280G gross-up payments in the event of termination.

	Severance
	2011 ICP Award ($)	Deferred Incentive for Prior Periods ($)	Annual Base Salary ($)	Medical, Dental and Life Insurance Benefits ($)	Pension Benefit Enhancements ($)	Other Perquisites ($)	Total ($)
W. Wesley McMullan
Voluntary Resignation	—	—	—	—	—	—	—

Involuntary For Cause	—	—	—	—	—	—	—

Involuntary Without Cause	597,350	81,243	650,000	—	—	—	1,328,593

Voluntary For Good Reason	597,350	81,243	650,000	—	—	—	1,328,593

The other named executive officers are entitled to receive amounts earned during their terms of employment, regardless of the manner in which their employment terminated, on the same terms generally applicable to all employees of the Bank. These amounts include:

•	Severance, if and as determined at the sole discretion of the board.

•

Amounts accrued and vested through the Bank’s Qualified Plan and the Excess Plan (the Bank’s qualified and non-qualified defined benefit plans). Up to three months of incremental service under the Bank’s pension plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay.

•

Amounts accrued and vested through the 401(k) Plan and the DC BEP (the Bank’s qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank’s deferred compensation plan.

•	Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.

In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his/her beneficiary may receive benefits under the Bank’s disability plan or payments under the Bank’s life insurance plan, as appropriate.

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

Directors are reimbursed for reasonable Bank-related travel expenses associated with meeting attendance in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director’s guest. Total expenses paid under that policy in 2011 were $42,846.

During 2011, directors received fees for attendance at each board and committee meeting as described below. Scott C. Harvard, as chairman of the board of directors, was subject to an annual cap of $60,000 for 2011. William C. Handorf, as vice chairman of the board of directors, was subject to an annual cap of $55,000. The chairman of the audit committee was subject to an annual cap of $55,000, the chairman of each committee excluding audit and executive was subject to an annual cap of $50,000, and all other directors were subject to an annual cap of $45,000 in 2011.

2011 Meeting Fees

	Chairman	Vice Chairman	All Directors
Meeting of board when chairing a board meeting	$ 6,900	$6,900	$ —
Meeting of board	—	6,400	6,400
Meeting of a committee of the board of which he/she is chairman	2,100	2,100	2,100
Meeting of a committee of which he/she is a member	1,600	1,600	1,600
Joint meeting of the Affordable Housing Advisory Council and board or committee	1,600	1,600	1,600
Meeting of the Council of FHLBanks	800	800	800
FHLBanks’ Chairs/Vice Chairs	800	800	800
Telephonic meetings of the board or a committee, if serving as chair	1,200	1,200	1,200
Telephonic meetings (other than chair)	800	800	800

The following table sets forth the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2011.

2011 Director Compensation

Name (a)	Fees Earned or Paid in Cash ($)(b)	Total ($)(c)
John M. Bond, Jr.	50,000	50,000
W. Russell Carothers, II	45,000	45,000
F. Gary Garczynski	50,000	50,000
Donna C. Goodrich(1)	50,000	50,000
William C. Handorf	55,000	55,000
Scott C. Harvard	60,000	60,000
John C. Helmken	45,000	45,000
J. Thomas Johnson	45,000	45,000
Jonathan Kislak(1)	55,000	55,000
LaSalle D. Leffall, III	45,000	45,000
Miriam Lopez	50,000	50,000
Henry Gary Pannell	45,000	45,000
Robert L. Strickland, Jr.	50,000	50,000
Thomas H. Webber, III	45,000	45,000
(1) At the request of the director, this amount was paid to a charity of his or her choosing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2011	$4,133	$675	$810	$98	$2	$286	$6,004
December 31, 2010	5,273	996	847	107	1	529	7,753
December 31, 2009	6,166	1,026	816	116	—	188	8,312
December 31, 2008	4,508	3,024	816	115	—	44	8,507
December 31, 2007	3,501	3,464	528	63	—	55	7,611

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank’s capital stock as of February 29, 2012.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	10,622,670	17.14
200 North College Street
Charlotte, NC 28255

Branch Banking and Trust Company	4,985,026	8.04
200 W 2nd Street
Winston Salem, NC 27104

SunTrust Bank	4,322,034	6.97
25 Park Place
Atlanta, GA 30302

Capital One, National Association	4,011,878	6.47
1680 Capital One Drive
McLean, VA 22102

Navy Federal Credit Union	3,719,729	6.00
820 Follin Lane
Vienna, VA 22180

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank’s capital stock. The following table lists these institutions as of February 29, 2012.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Branch Banking and Trust Company	Winston Salem, NC	4,985,026	8.04
The Columbia Bank	Columbia, MD	57,431	0.09
First Community Bank, N.A.	Lexington, SC	38,313	0.06
IDB-IIC Federal Credit Union	Washington, DC	23,256	0.04
The Citizens Bank of Winfield	Winfield, AL	21,667	0.03
The Savannah Bank, N.A.	Savannah, GA	20,903	0.03
First Bank	Strasburg, VA	19,090	0.03
Bryan Bank and Trust	Richmond Hill, GA	6,250	0.01
Marquis Bank	Coral Gables, FL	4,297	*
Citizens Building and Loan Association	Greer, SC	1,749	*

*	Represents less than 0.01 percent.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite to transacting any business with the Bank. The Bank’s member directors are officers or directors of member institutions. As a result, all members and most directors would be classified as related parties, as defined by securities law and SEC regulations. In the ordinary course of its business, the Bank transacts business with each of the members that has an officer or director serving as a director of the Bank. All such transactions:

•	have been made in the ordinary course of the Bank’s business;

•	have been made subject to the same Bank policies as transactions with the Bank’s members generally; and

•	in the opinion of management, do not involve more than the normal risk of collection or present other unfavorable features.

The Bank has adopted a written related person transaction policy which requires the Governance and Compensation Committee of the board of directors to review and, if appropriate, to approve any transaction between the Bank and any related person (as defined by applicable SEC regulations). Pursuant to the policy, the committee will review any transaction the Bank would be required to disclose in filings with the SEC in which the Bank is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. The Bank has exemptive relief from disclosing certain related person transactions that arise in the ordinary course of the Bank’s business. The committee may approve those transactions that are in, or are not inconsistent with, the best interests of the Bank and its shareholders.

In addition, the Bank has a written Code of Conduct applicable to all employees and a Code of Conduct and Ethics for Directors as well as other written policies and procedures that also may apply to or prohibit certain related person transactions.

Director Independence

For a discussion of director independence, refer to Item 10, Directors, Executive Officers and Corporate Governance–Director Independence, Audit Committee and Audit Committee Financial Expert.

Item 14.	Principal Accountant Fees and Services.

The aggregate fees billed to the Bank by PwC are set forth in the following table for each of the years ended December 31, 2011 and 2010 (in thousands).

	For the Years Ended December 31,
	2011	2010
Audit fees(1)	$790	$819
Audit-related fees(2)	20	19
All other fees(3)	47	74

Total fees	$857	$912

(1)

Audit fees for the years ended December 31, 2011 and 2010 were for professional services rendered by PwC in connection with the Bank’s annual audits and quarterly reviews of the Bank’s financial statements.

(2)	Audit-related fees for the years ended December 31, 2011 and 2010 were for assurance and related services primarily related to new accounting guidance.
(3)

All other fees for the years ended December 31, 2011 and 2010 relate to non audit-related advisory service, PwC’s attendance at FHLBanks’ Accounting Conferences and the annual license for PwC’s accounting research software.

The Bank is exempt from federal, state and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2011 and 2010.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank’s independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the

Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2011 and 2010, 100 percent of the audit fees, audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2011 and 2010
Statements of Income for the Years Ended December 31, 2011, 2010, and 2009
Statements of Capital Accounts for the Years Ended December 31, 2011, 2010, and 2009
Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated)[2]

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[3]

10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2011 revision)+

10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)[3]

10.3	Form of Officer and Director Indemnification Agreement[1]

10.4	Federal Home Loan Bank of Atlanta 2012 Directors’ Compensation Policy+

10.5	Second Amended and Restated Services Agreement, dated April 1, 2010, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein[4]

10.6	Indemnification Agreement, dated April 1, 2010, between the Bank, SJG Financial Consultants, LLC, and Steven J. Goldstein[4]

10.7	Agreement and Release of All Claims, dated as of April 14, 2010, between the Bank and Richard A. Dorfman[4]

10.8	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan, amended January 26, 2012+

10.9	Executive Award Letter for 2012 under the Omnibus Annual Incentive Compensation Plan+

10.10	Federal Home Loan Bank Executive Long-Term Incentive Plan[1]

10.11	Employment Agreement, dated as of December 16, 2010, between the Bank and W. Wesley McMullan[5]

10.12	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[6]

10.13	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[7]

10.14	General and ADEA Release, effective as of April 1, 2011, between the Federal Home Loan Bank of Atlanta and Jill Spencer[8]

12.1	Statement regarding computation of ratios of earnings to fixed charges+

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Audit Committee Report+

101	Audited financial statements from the Annual Report on Form 10-K of Federal Home Loan Bank of Atlanta for the year ended December 31, 2011, filed on March 23, 2012, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.+

1	Filed on March 17, 2006 with the SEC in the Bank’s Form 10 Registration Statement and incorporated herein by reference.
2	Filed on September 27, 2011 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
3	Filed on August 5, 2011 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
4	Filed on August 10, 2010 with the SEC in the Bank’s Form 10-Q and incorporated herein by reference.
5	Filed on March 25, 2011 with the SEC in the Bank’s Form 10-K and incorporated herein by reference.
6	Filed on June 27, 2006 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
7	Filed on August 5, 2011 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
8	Filed on May 12, 2011 with the SEC in the Bank’s Form 10-Q and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: March 23, 2012	By	/S/ W. WESLEY MCMULLAN
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2012	By	/S/ W. WESLEY MCMULLAN
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

Date: March 23, 2012	By	/S/ KIRK R. MALMBERG
	Name:	Kirk R. Malmberg
	Title:	Executive Vice President and Chief Financial Officer

Date: March 23, 2012	By	/S/ J. DANIEL COUNCE
	Name:	J. Daniel Counce
	Title:	Senior Vice President and Controller

Date: March 23, 2012	By	/S/ SCOTT C. HARVARD
	Name:	Scott C. Harvard
	Title:	Chairman of the Board of Directors

Date: March 23, 2012	By	/S/ WILLIAM C. HANDORF
	Name:	William C. Handorf
	Title:	Vice Chairman of the Board of Directors

Date: March 23, 2012	By	/S/ JOHN M. BOND, JR.
	Name:	John M. Bond, Jr.
	Title:	Director

Date: March 23, 2012	By	/S/ W. RUSSELL CAROTHERS, II
	Name:	W. Russell Carothers, II
	Title:	Director

Date: March 23, 2012	By	/S/ F. GARY GARCZYNSKI
	Name:	F. Gary Garczynski
	Title:	Director

Date: March 23, 2012	By	/S/ DONNA C. GOODRICH
	Name:	Donna C. Goodrich
	Title:	Director

Date: March 23, 2012	By	/S/ JOHN C. HELMKEN, II
	Name:	John C. Helmken, II
	Title:	Director

Date: March 23, 2012	By	/S/ J. THOMAS JOHNSON
	Name:	J. Thomas Johnson
	Title:	Director

Date: March 23, 2012	By	/S/ JONATHAN KISLAK
	Name:	Jonathan Kislak
	Title:	Director

Date: March 23, 2012	By	/S/ LASALLE D. LEFFALL, III
	Name:	LaSalle D. Leffall, III
	Title:	Director

Date: March 23, 2012	By	/S/ MIRIAM LOPEZ
	Name:	Miriam Lopez
	Title:	Director

Date: March 23, 2012	By	/S/ HENRY GARY PANNELL
	Name:	Henry Gary Pannell
	Title:	Director

Date: March 23, 2012	By	/S/ ROBERT L. STRICKLAND, JR.
	Name:	Robert L. Strickland, Jr.
	Title:	Director

Date: March 23, 2012	By	/S/ THOMAS H. WEBBER, III
	Name:	Thomas H. Webber, III
	Title:	Director