Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Atlanta
filed 2012-05-11
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2012, was 57,424,334.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of
	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$5	$6
Interest-bearing deposits (including deposits with other FHLBank of $2 as of March 31, 2012 and December 31, 2011)	1,203	1,203
Federal funds sold	10,361	12,630
Trading securities (includes other FHLBank’s bond of $79 and $82 as of March 31, 2012 and December 31, 2011, respectively)	2,402	3,120
Available-for-sale securities	2,918	2,942
Held-to-maturity securities (fair value of $17,717 and $16,242 as of March 31, 2012 and December 31, 2011, respectively)	17,652	16,243
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $9 and $6 as of March 31, 2012 and December 31, 2011, respectively	1,525	1,633
Advances	72,441	86,971
Accrued interest receivable	259	314
Premises and equipment, net	34	35
Derivative assets	199	18
Other assets	138	155

Total assets	$109,137	$125,270

Liabilities
Interest-bearing deposits	$3,078	$2,655
Consolidated obligations, net:
Discount notes	16,178	24,330
Bonds	81,719	90,662

Total consolidated obligations, net	97,897	114,992

Mandatorily redeemable capital stock	328	286
Accrued interest payable	315	286
Affordable Housing Program payable	109	109
Derivative liabilities	315	241
Other liabilities	175	140

Total liabilities	102,217	118,709

Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 13 and 12 as of March 31, 2012 and December 31, 2011, respectively	1,257	1,250
Subclass B2 issued and outstanding shares: 46 and 45 as of March 31, 2012 and December 31, 2011, respectively	4,642	4,468

Total capital stock Class B putable	5,899	5,718
Retained earnings:
Restricted	33	19
Unrestricted	1,273	1,235

Total retained earnings	1,306	1,254

Accumulated other comprehensive loss	(285)	(411)

Total capital	6,920	6,561

Total liabilities and capital	$109,137	$125,270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Interest income
Advances	$66	$69
Prepayment fees on advances, net	2	2
Interest-bearing deposits	1	1
Federal funds sold	5	8
Trading securities	35	41
Available-for-sale securities	41	45
Held-to-maturity securities	83	113
Mortgage loans held for portfolio	21	26

Total interest income	254	305

Interest expense
Consolidated obligations:
Discount notes	3	7
Bonds	165	169
Deposits	—	1
Mandatorily redeemable capital stock	1	1

Total interest expense	169	178

Net interest income	85	127
Provision for credit losses	3	—

Net interest income after provision for credit losses	82	127

Noninterest income (loss)
Total other-than-temporary impairment losses	—	(25)
Net amount of impairment losses reclassified from other comprehensive loss	(7)	(27)

Net impairment losses recognized in earnings	(7)	(52)

Net losses on trading securities	(29)	(34)
Net gains on derivatives and hedging activities	54	46
Letters of credit fees	5	4
Other	—	1

Total noninterest income (loss)	23	(35)

Noninterest expense
Compensation and benefits	15	17
Other operating expenses	8	9
Finance Agency	3	3
Office of Finance	1	2
Other	—	(9)

Total noninterest expense	27	22

Income before assessments	78	70

Assessments:
Affordable Housing Program	8	6
REFCORP	—	13

Total assessments	8	19

Net income	$70	$51

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net income	$70	$51
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	(20)
Net change in fair value on other-than-temporary impairment available-for-sale securities	119	52
Reclassification of noncredit portion of impairment losses included in net income	7	47

Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	126	79

Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	(20)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	20

Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—

Total other comprehensive income	126	79

Total comprehensive income	$196	$130

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Unaudited)

(In millions)

						Accumulated
						Other
	Capital Stock Class B Putable		Retained Earnings			Comprehensive
	Shares	Par Value	Restricted	Unrestricted	Total	Loss	Total Capital
Balance, December 31, 2010	72	$7,224	$—	$1,124	$1,124	$(402)	$7,946
Issuance of capital stock	1	41	—	—	—	—	41
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	—	51	51	79	130
Cash dividends on capital stock	—	—	—	(15)	(15)	—	(15)

Balance, March 31, 2011	73	$7,263	$—	$1,160	$1,160	$(323)	$8,100

Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	2	233	—	—	—	—	233
Net shares reclassified to mandatorily redeemable capital stock	—	(52)	—	—	—	—	(52)
Comprehensive income	—	—	14	56	70	126	196
Cash dividends on capital stock	—	—	—	(18)	(18)	—	(18)

Balance, March 31, 2012	59	$5,899	$33	$1,273	$1,306	$(285)	$6,920

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$70	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(10)	(4)
Provision for credit losses	3	—
Loss due to change in net fair value adjustment on derivative and hedging activities	33	44
Net change in fair value adjustment on trading securities	29	34
Net impairment losses recognized in earnings	7	52
Net change in:
Accrued interest receivable	55	31
Other assets	12	15
Affordable Housing Program payable	(1)	—
Accrued interest payable	29	37
Payable to REFCORP	—	(7)
Other liabilities	(15)	(25)

Total adjustments	142	177

Net cash provided by operating activities	212	228

Investing activities
Net change in:
Interest-bearing deposits	377	515
Federal funds sold	2,269	(962)
Trading securities:
Proceeds from maturities	690	50
Available-for-sale securities:
Proceeds from maturities	147	204
Held-to-maturity securities:
Net change in short-term	(200)	495
Proceeds from maturities of long-term	852	1,458
Purchases of long-term	(2,017)	(819)
Advances:
Proceeds from principal collected	52,060	19,070
Made	(38,029)	(11,733)
Mortgage loans held for portfolio:
Proceeds from principal collected	102	124
Proceeds from sale of foreclosed assets	5	—
Purchase of premise, equipment and software	(1)	—

Net cash provided by investing activities	16,255	8,402

The accompanying notes are an integral part of these financial statements.

	Three Months Ended March 31,
	2012	2011
Financing activities
Net change in deposits	489	(158)
Net payments on derivatives containing a financing element	(115)	(137)
Proceeds from issuance of consolidated obligations:
Discount notes	84,231	258,901
Bonds	17,402	15,045
Payments for debt issuance costs	(1)	(4)
Payments for maturing and retiring consolidated obligations:
Discount notes	(92,383)	(267,115)
Bonds	(26,296)	(15,179)
Proceeds from issuance of capital stock	233	41
Payments for repurchase/redemption of mandatorily redeemable capital stock	(10)	—
Cash dividends paid	(18)	(15)

Net cash used in financing activities	(16,468)	(8,621)

Net (decrease) increase in cash and due from banks	(1)	9

Cash and due from banks at beginning of the period	6	5

Cash and due from banks at end of the period	$5	$14

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$147	$148

AHP assessments, net	$8	$5

REFCORP assessments	$—	$20

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$52	$2

Held-to-maturity securities acquired with accrued liabilities	$50	$433

Transfer of held-to-maturity securities to available-for-sale securities	$6	$302

Transfers of mortgage loans to real estate owned	$3	$4

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2012, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, which are contained in the Bank’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 23, 2012 (Form 10-K).

A description of the Bank’s significant accounting policies is included in Note 2—Summary of Significant Accounting Policies to the 2011 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of March 31, 2012.

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

Recently Adopted Accounting Guidance

Presentation of Comprehensive Income. In June 2011, the FASB issued amended guidance that eliminates the option to report other comprehensive income and its components in the statement of change in equity. The main provisions of this amended guidance provide that an entity that reports items of other comprehensive income present comprehensive income in either: (1) a single financial statement that

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and total comprehensive income; or (2) a two-statement approach, where the components of net income and total net income are presented in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and total comprehensive income. For public entities, this amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Bank adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May 2011, the FASB issued amended guidance to converge fair value measurement and disclosure guidance in GAAP with the fair value measurement guidance concurrently issued by the International Accounting Standards Board for International Financial Reporting Standards (IFRS). The amended guidance does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under GAAP. While many of the changes are clarifications of existing guidance or wording changes to align with IFRS, the amended guidance changes some fair value measurement principles and disclosure requirements. For public entities, this guidance is effective prospectively for interim and annual periods beginning on or after December 15, 2011. The Bank adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

Reconsideration of Effective Control for Repurchase Agreements. In April 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes certain criteria from the assessment of effective control. This guidance is effective for the first interim or annual periods beginning on or after December 15, 2011. This guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The Bank adopted this guidance effective January 1, 2012. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	000000000000000000	000000000000000000
	As of March 31, 2012	As of December 31, 2011
Government-sponsored enterprises debt obligations	$2,321	$3,035
Other FHLBank’s bond (1)	79	82
State or local housing agency debt obligations	2	3

Total	$2,402	$3,120

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Net unrealized and realized losses on trading securities were as follows:

	Three Months Ended March 31,
	2012	2011
Net unrealized losses on trading securities held at period end	$ (22)	$ (33)
Net unrealized and realized losses on trading securities sold/matured during the period	(7)	(1)

Net losses on trading securities	$ (29)	$ (34)

As of March 31, 2012 and December 31, 2011, 99.9 percent of the Bank’s fixed-rate trading securities were swapped and all of the Bank’s variable-rate trading securities were swapped.

Note 4—Available-for-sale Securities

During the three-month periods ended March 31, 2012 and 2011, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2012			2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred as of March 31,	$ 6	$ —	$ 6	$ 322	$ 20	$ 302

Major Security Types. Available-for-sale securities were as follows:

As of March 31, 2012
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$ 3,190	$ 287	$ 19	$ 4	$ 2,918

As of December 31, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$ 3,340	$ 392	$ 12	$ 18	$ 2,942

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	6	$ 332	$ 9	41	$ 1,952	$ 282	47	$ 2,284	$ 291

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	10	$ 635	$ 26	42	$ 2,053	$ 384	52	$ 2,688	$ 410

The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $14 as of March 31, 2012 and December 31, 2011.

The Bank did not swap any of its available-for-sale securities as of March 31, 2012 and December 31, 2011.

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	Other-Than-Temp	Other-Than-Temp	Other-Than-Temp	Other-Than-Temp	Other-Than-Temp
	As of March 31, 2012
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,957	$219	$6	$2	$1,742

	As of December 31, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,027	$287	$1	$12	$1,729

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of March 31, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$850	$—	$—	$850	$650	$—	$—	$650
State or local housing agency debt obligations	94	1	—	95	100	1	—	101
Government-sponsored enterprises debt obligations	1,708	1	—	1,709	1,111	1	—	1,112
Mortgage-backed securities:
U.S. agency obligations-guaranteed	762	8	—	770	803	8	—	811
Government-sponsored enterprises	10,806	177	4	10,979	9,886	185	5	10,066
Private label	3,432	28	146	3,314	3,693	28	219	3,502

Total	$17,652	$215	$150	$17,717	$16,243	$223	$224	$16,242

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	1	$100	$—	—	$—	$—	1	$100	$—
Government-sponsored enterprises debt obligations	4	344	—	—	—	—	4	344	—
Mortgage-backed securities:
Government-sponsored enterprises	11	1,159	2	7	562	2	18	1,721	4
Private label	17	284	2	58	1,642	144	75	1,926	146

Total	33	$1,887	$4	65	$2,204	$146	98	$4,091	$150

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	3	$350	$—	—	$—	$—	3	$350	$—
Government-sponsored enterprises debt obligations	3	194	—	—	—	—	3	194	—
Mortgage-backed securities:
Government-sponsored enterprises	9	1,104	3	10	804	2	19	1,908	5
Private label	23	437	8	59	1,656	211	82	2,093	219

Total	38	$2,085	$11	69	$2,460	$213	107	$4,545	$224

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of March 31, 2012		As of December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$904	$904	$703	$702
Due after one year through five years	1,748	1,750	1,158	1,161

Total non-mortgage-backed securities	2,652	2,654	1,861	1,863
Mortgage-backed securities	15,000	15,063	14,382	14,379

Total	$17,652	$17,717	$16,243	$16,242

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $13 as of March 31, 2012 and December 31, 2011.

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of March 31, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,137	$9	$36	$1,110	$1,226	$10	$56	$1,180

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

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2012 assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to 8.00 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning January 1, 2012.

From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months as of March 31, 2012:

Months	Annualized Rates (%)
1 to 6	0.00 to 2.80
7 to 18	0.00 to 3.00
19 to 24	1.00 to 4.00
25 to 30	2.00 to 4.00
31 to 42	2.00 to 5.00
43 to 66	2.00 to 6.00
Thereafter	2.30 to 5.60

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

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended March 31, 2012 as well as related current credit enhancement:

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Year of Securitization

Prime:
2007	9.71	9.47 to 9.74	22.75	21.05 to 22.99	41.35	38.44 to 41.75	2.17	1.87 to 4.36
2006	8.58	6.09 to 9.20	21.06	18.37 to 25.07	47.36	41.53 to 54.79	3.85	0.26 to 6.28
2005	10.94	10.94 to 10.94	23.65	23.65 to 23.65	37.92	37.92 to 37.92	5.73	5.73 to 5.73
2004	9.14	9.14 to 9.14	12.60	12.60 to 12.60	33.26	33.26 to 33.26	4.81	4.81 to 4.81
Total	9.14	6.09 to 10.94	21.74	12.60 to 25.07	44.46	33.26 to 54.79	3.39	0.26 to 6.28

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended March 31,
	2012	2011
Balance of credit losses previously recognized in earnings, beginning of period	$582	$464
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	6
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	7	46

Balance of cumulative credit losses recognized in earnings, end of period	$589	$516

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost basis of the securities, the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. The assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Overdrawn demand deposit accounts	$—	$3
Due in one year or less	26,125	36,542
Due after one year through two years	9,522	11,173
Due after two years through three years	7,011	7,851
Due after three years through four years	3,335	3,881
Due after four years through five years	5,799	5,836
Due after five years	16,761	17,283

Total par value	68,553	82,569
Discount on AHP (1) advances	(12)	(12)
Discount on EDGE (2) advances	(9)	(10)
Hedging adjustments	3,915	4,431
Deferred commitment fees	(6)	(7)

Total	$72,441	$86,971

(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Overdrawn demand deposit accounts	$—	$3
Due or convertible in one year or less	31,692	42,376
Due or convertible after one year through two years	10,102	11,946
Due or convertible after two years through three years	6,820	7,716
Due or convertible after three years through four years	3,174	3,464
Due or convertible after four years through five years	4,743	5,021
Due or convertible after five years	12,022	12,043

Total par value	$68,553	$82,569

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Fixed-rate:
Due in one year or less	$22,963	$32,389
Due after one year	36,452	38,811

Total fixed-rate	59,415	71,200

Variable-rate:
Due in one year or less	3,162	4,156
Due after one year	5,976	7,213

Total variable-rate	9,138	11,369

Total par value	$68,553	$82,569

As of March 31, 2012 and December 31, 2011, 72.8 percent and 65.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 12.0 percent and 9.79 percent, respectively, of the Bank’s variable-rate advances were swapped.

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of March 31, 2012 and December 31, 2011. No advance was past due as of March 31, 2012 and December 31, 2011.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of March 31, 2012 and December 31, 2011, the concentration of the Bank’s advances was $46,060 and $56,991, respectively, to 10 member institutions, and representing 67.2 percent and 69.0 percent, respectively, of total advances outstanding.

Note 8—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 12 Federal Home Loan Banks (FHLBanks) and are backed only by the financial resources of the FHLBanks. The Federal Home Loan Banks Office of Finance (Office of Finance) tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Fixed-rate	$77,735	$84,571
Step up/down	2,662	2,978
Simple variable-rate	100	1,850
Variable-rate capped floater	20	20

Total par value	$80,517	$89,419

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

As of March 31, 2012 and December 31, 2011, 81.3 percent and 81.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 16.7 percent and 6.42 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	00000000000	00000000000	00000000000	00000000000
	As of March 31, 2012		As of December 31, 2011
	Amount	Weighted- average Interest Rate (%)		Weighted- average Interest Rate (%)
			Amount
Due in one year or less	$43,322	0.75	$48,163	0.57
Due after one year through two years	18,642	1.55	20,987	1.83
Due after two years through three years	6,832	2.65	7,927	2.40
Due after three years through four years	1,628	2.72	2,083	2.65
Due after four years through five years	4,034	3.81	4,005	3.79
Due after five years	6,059	3.96	6,254	3.97

Total par value	80,517	1.52	89,419	1.46
Premiums	97		101
Discounts	(35)		(38)
Hedging adjustments	1,140		1,180

Total	$81,719		$90,662

The Bank’s consolidated obligation bonds outstanding by call feature:

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Noncallable	$62,272	$60,794
Callable	18,245	28,625

Total par value	$80,517	$89,419

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Due or callable in one year or less	$50,925	$60,321
Due or callable after one year through two years	17,852	17,467
Due or callable after two years through three years	3,674	3,284
Due or callable after three years through four years	975	1,110
Due or callable after four years through five years	2,949	2,870
Due or callable after five years	4,142	4,367

Total par value	$80,517	$89,419

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

The Bank’s participation in consolidated obligation discount notes was as follows:

	00000000000000000	00000000000000000	00000000000000000
	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2012	$16,178	$16,182	0.10

As of December 31, 2011	$24,330	$24,331	0.03

As of March 31, 2012 and December 31, 2011, 0.62 percent and 4.64 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped to a variable rate.

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (Finance Agency) regulatory capital rules and requirements, as shown in the following table:

	000000000000	000000000000	000000000000	000000000000
	As of March 31, 2012		As of December 31, 2011
	Required	Actual	Required	Actual
Risk based capital	$1,939	$7,533	$1,951	$7,258
Total capital-to-assets ratio	4.00%	6.90%	4.00%	5.79%
Total regulatory capital (1)	$4,365	$7,533	$5,011	$7,258
Leverage ratio	5.00%	10.35%	5.00%	8.69%
Leverage capital	$5,457	$11,300	$6,264	$10,887

(1)

Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $328 and $286 in mandatorily redeemable capital stock as of March 31, 2012 and December 31, 2011, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	000000	000000
	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$286	$529
Capital stock subject to mandatory redemption reclassified from capital during the period due to:
Attainment of nonmember status	80	4
Withdrawal	1	—
Redemption of mandatorily redeemable capital stock	(10)	—
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	(29)	(2)

Balance, end of period	$328	$531

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

	00000000000000000000	00000000000000000000
	As of March 31, 2012	As of December 31, 2011
Due in one year or less	$2	$4
Due after one year through two years	7	8
Due after two years through three years	123	52
Due after three years through four years	47	122
Due after four years through five years	148	99
Due after five years	1	1

Total	$328	$286

Note 10—Accumulated Other Comprehensive Loss

Components comprising accumulated other comprehensive loss were as follows:

	0000000000000000	0000000000000000	0000000000000000
	Pension and Postretirement Benefits	Noncredit Portion of Other- than-temporary Impairment Losses on Available-for-sale Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(10)	$(392)	$(402)
Current period other comprehensive income	—	79	79

Balance, March 31, 2011	$(10)	$(313)	$(323)

Balance, December 31, 2011	$(13)	$(398)	$(411)
Current period other comprehensive income	—	126	126

Balance, March 31, 2012	$(13)	$(272)	$(285)

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

Application of Derivatives

General. The Bank may use derivatives to, in effect, adjust the term, repricing frequency, or option characteristics of financial instruments to achieve its risk management and funding objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset or liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary), and to reduce funding costs.

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

	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives	Derivatives
	As of March 31, 2012			As of December 31, 2011

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities

Derivatives in hedging relationships:
Interest rate swaps	$107,943	$1,281	$(3,906)	$120,999	$1,344	$(4,467)

Total derivatives in hedging relationships	107,943	1,281	(3,906)	120,999	1,344	(4,467)

Derivatives not designated as hedging instruments:
Interest rate swaps	5,392	16	(521)	6,221	14	(567)
Interest rate caps or floors	12,500	63	(46)	12,500	64	(53)

Total derivatives not designated as hedging instruments	17,892	79	(567)	18,721	78	(620)

Total derivatives before netting and collateral adjustments	$125,835	1,360	(4,473)	$139,720	1,422	(5,087)

Netting adjustments		(1,067)	1,067		(1,377)	1,377
Cash collateral and related accrued interest		(94)	3,091		(27)	3,469

Total collateral and netting adjustments (1)		(1,161)	4,158		(1,404)	4,846

Derivative assets and derivative liabilities		$199	$(315)		$18	$(241)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	00000000000000	00000000000000
	Three Months Ended March 31,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$51	$38

Total net gains related to fair value hedge ineffectiveness	51	38

Derivatives not designated as hedging instruments:
Interest rate swaps	27	42
Interest rate caps or floors	6	3
Net interest settlements	(30)	(37)

Total net gains related to derivatives not designate as hedging instruments	3	8

Net gains on derivatives and hedging activities	$54	$46

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	Derivatives on Net Interest	Derivatives on Net Interest	Derivatives on Net Interest	Derivatives on Net Interest
	Three Months Ended March 31, 2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)

Advances	$497	$(431)	$66	$(386)
Consolidated obligations:
Bonds	(50)	35	(15)	143

Total	$447	$(396)	$51	$(243)

(1) The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.
	Three Months Ended March 31, 2011
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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of March 31, 2012.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of December 31, 2011 00	As of December 31, 2011 00
	As of March 31, 2012	As of December 31, 2011
Total net exposure at fair value (1)	$292	$45
Cash collateral held	93	27

Net positive exposure after cash collateral	199	18
Other collateral	4	5

Net exposure after collateral	$195	$13

(1)	Includes net accrued interest receivable of $30 and $1 as of March 31, 2012 and December 31, 2011, respectively.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2012 was $3,211 for which the Bank has posted collateral of $3,091 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $127 of collateral (at fair value) to its derivative counterparties as of March 31, 2012.

The Bank transacts most of its derivatives with large banks and major broker-dealers and generally enters into bilateral collateral agreements. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Note 12—Estimated Fair Values

The Bank records trading securities, available-for-sale securities and derivative assets and liabilities at fair value. A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Note 19 — Estimated Fair Values to the 2011 audited financial statements contained in the Bank’s Form 10- K. There have been no changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques or significant inputs during the three-month period ended March 31, 2012.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	000000000000	000000000000	000000000000	000000000000	000000000000
	As of March 31, 2012
	Fair Value Measurements Using			Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$2,321	$—	$—	$2,321
Other FHLBank’s bond	—	79	—	—	79
State or local housing agency debt obligations	—	2	—	—	2

Total trading securities	—	2,402	—	—	2,402

Available-for-sale securities:
Private-label MBS	—	—	2,918	—	2,918
Derivative assets:
Interest-rate related	—	1,360	—	(1,161)	199

Total assets at fair value	$—	$3,762	$2,918	$(1,161)	$5,519

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,473)	$—	$4,158	$(315)

Total liabilities at fair value	$—	$(4,473)	$—	$4,158	$(315)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	000000000000	000000000000	000000000000	000000000000	000000000000
	As of December 31, 2011
	Fair Value Measurements Using			Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,035	$—	$—	$3,035
Other FHLBank’s bond	—	82	—	—	82
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,120	—	—	3,120

Available-for-sale securities:
Private-label MBS	—	—	2,942	—	2,942
Derivative assets:
Interest-rate related	—	1,422	—	(1,404)	18

Total assets at fair value	$—	$4,542	$2,942	$(1,404)	$6,080

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,087)	$—	$4,846	$(241)

Total liabilities at fair value	$—	$(5,087)	$—	$4,846	$(241)

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$2,942	$3,319
Transfer of private-label MBS from held-to-maturity to available-for-sale	6	302
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(7)	(47)
Included in other comprehensive loss (2)	126	99
Included in interest income	(2)	(3)
Settlements	(147)	(204)

Balance, end of period	$2,918	$3,466

(1)	Related to available-for-sale securities held at period end.
(2)

This amount is included in other comprehensive loss within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	As of March 31, 2012
		Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$5	$5	$5	$—	$—	$—
Interest bearing-deposits	1,203	1,203	—	1,203	—	—
Federal funds sold	10,361	10,360	—	10,360	—	—
Trading securities	2,402	2,402	—	2,402	—	—
Available-for-sale securities	2,918	2,918	—	—	2,918	—
Held-to-maturity securities	17,652	17,717	—	14,403	3,314	—
Mortgage loans held for portfolio, net	1,525	1,678	—	1,678	—	—
Advances	72,441	72,957	—	72,957	—	—
Accrued interest receivable	259	259	—	259	—	—
Derivative assets	199	199	—	1,360	—	(1,161)

Liabilities:
Interest-bearing deposits	(3,078)	(3,078)	—	(3,078)	—	—
Consolidated obligations, net:
Discount notes	(16,178)	(16,178)	—	(16,178)	—	—
Bonds	(81,719)	(82,672)	—	(82,672)	—	—
Mandatorily redeemable capital stock	(328)	(328)	(328)	—	—	—
Accrued interest payable	(315)	(315)	—	(315)	—	—
Derivative liabilities	(315)	(315)	—	(4,473)	—	4,158

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	000000000000	000000000000
	As of December 31, 2011
	Carrying	Estimated
	Value	Fair Value
Assets:
Cash and due from banks	$6	$6
Interest-bearing deposits	1,203	1,203
Federal funds sold	12,630	12,629
Trading securities	3,120	3,120
Available-for-sale securities	2,942	2,942
Held-to-maturity securities	16,243	16,242
Mortgage loans held for portfolio, net	1,633	1,796
Advances	86,971	87,655
Accrued interest receivable	314	314
Derivative assets	18	18
Liabilities:
Interest-bearing deposits	(2,655)	(2,655)
Consolidated obligations, net:
Discount notes	(24,330)	(24,330)
Bonds	(90,662)	(91,839)
Mandatorily redeemable capital stock	(286)	(286)
Accrued interest payable	(286)	(286)
Derivative liabilities	(241)	(241)

Note 13—Commitments and Contingencies

As described in Note 8–Consolidated Obligations, consolidated obligations are backed only by the financial resources of the FHLBanks. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $561,317 and $578,118 as of March 31, 2012 and December 31, 2011, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2012	As of December 31, 2011
Outstanding notional	$ 20,171	$ 21,510
Original terms (1)	Less than four months to 20 years	Less than 12 months to 20 years
Final expiration year	2030	2030

(1)

The bank had two standby letters of credit for a total of $3 as of March 31, 2012 and no standby letters of credit as of December 31, 2011, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $71 and $80 as of March 31, 2012 and December 31, 2011, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2012 and December 31, 2011. Such commitments would be recorded as derivatives at their fair values.

As of March 31, 2012, the Bank had committed to the issuance of $1,285 (par value) in consolidated obligation bonds, all of which were hedged with associated interest rate swaps that had traded but not yet settled. At December 31, 2011, the Bank had committed to the issuance of $3,492 (par value) in consolidated obligation bonds, of which $3,475 were hedged with associated interest rate swaps that had traded but not yet settled.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 14—Transactions with Members and their Affiliates and with Housing Associates

The Bank is a cooperative whose member institutions own almost all of the capital stock of the Bank. Former members own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act, as amended (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, N.A., which held 17.1 percent of the Bank’s total regulatory capital stock as of March 31, 2012, was considered a related party. Total advances outstanding to Bank of America, N.A. were $12,889 and $16,039 as of March 31, 2012 and December 31, 2011, respectively. Total deposits held in the name of Bank of America, N.A. were less than $1 as of March 31, 2012 and December 31, 2011. No mortgage loans or mortgage-backed securities were acquired from Bank of America, N.A. during the three-month periods ended March 31, 2012 and 2011.

Note 15—Subsequent Events

On April 9, 2012, the Bank repurchased $700 of subclass B1 membership and B2 activity-based excess capital stock based on the shareholders’ total capital stock as of March 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements” which include statements with respect to the plans, objectives, expectations, estimates and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the quarters ended March 31, 2012 and 2011. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2011.

Executive Summary

General Overview

The Bank is a cooperative whose primary business activity is providing competitively-priced loans, which the Bank refers to as “advances,” to its members and eligible housing associates to help them meet the credit needs of their communities. The Bank also makes grants and subsidized advances under the Affordable Housing Program, and provides certain cash management services to members and eligible nonmembers. The consolidated obligations (COs) issued by the Office of Finance on behalf of the FHLBanks are the principal funding source for Bank assets. The Bank is primarily liable for repayment of COs issued on its behalf and is jointly and severally liable for the COs issued on behalf of the other FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funding to the Bank. The Bank also maintains a portfolio of investments for liquidity purposes, to provide available funds to meet member credit needs, and to provide additional earnings.

Financial Condition

As of March 31, 2012, total assets were $109.1 billion, a decrease of $16.1 billion, or 12.9 percent, from December 31, 2011. This decrease was primarily due to a $14.5 billion, or 16.7 percent, decrease in advances. Advances, the largest asset on the Bank’s balance sheet, decreased as a result of scheduled maturities, prepayments, and members’ significant liquidity.

As of March 31, 2012, total liabilities were $102.2 billion, a decrease of $16.5 billion, or 13.9 percent, from December 31, 2011. This decrease was primarily due to a $17.1 billion, or 14.9 percent, decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

As of March 31, 2012, total capital was $6.9 billion, an increase of $359 million, or 5.49 percent, from December 31, 2011. This increase was primarily due to the issuance of $207 million in activity-based capital stock and $26 million of membership capital stock, the time lag between fluctuations in advances and repurchases of excess capital stock, and a $126 million decrease in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.

Results of Operations

The Bank recorded net income of $70 million for the first quarter of 2012, an increase of $19 million, or 38.8 percent, from net income of $51 million for the first quarter of 2011. The increase in net income was primarily due to a $45 million decrease in net impairment losses recognized in earnings and an $11 million decrease in total assessments, partially offset by a $42 million decrease in net interest income. These items are discussed in more detail in Management’s Discussion and Analysis–Results of Operations below.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 4.18 percent for the first quarter of 2012, compared to 2.56 percent for the first quarter of 2011. ROE increased in the first quarter of 2012, compared to the first quarter of 2011, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period. ROE spread to three-month average

LIBOR increased in the first quarter of 2012, compared to the first quarter of 2011, equaling 367 basis points for the first quarter of 2012 as compared to 225 basis points for the first quarter of 2011. The increase in the spread to LIBOR was primarily due to the increase in ROE as previously discussed.

The Bank’s interest rate spread was 23 basis points for the first quarter of 2012 compared to 34 basis points for the first quarter of 2011. The 11 basis points decrease in the Bank’s interest rate spread was primarily due to a decrease in yield on the Bank’s long-term investment portfolio during the first quarter of 2012 compared to the first quarter of 2011, as well as advance restructures and prepayments that created accelerated amortization that reduced advance interest income.

Business Outlook

The Bank’s business outlook remains largely unchanged from the outlook discussion in the Bank’s Form 10-K. As expected, advances declined during the first quarter of 2012 primarily due to scheduled maturities. However, the Bank saw moderate demand for new advances among previously less active borrowers and signs of improving financial health throughout the Bank’s membership. The Bank expects overall advances to decline over the course of the year.

The Bank has recently seen recovery in fair market values for some of its private-label MBS and the credit related portion of other-than-temporary impairment losses recognized in earnings was lower for the first quarter of 2012 compared to the first quarter of 2011. However, other-than-temporary impairment losses have been highly volatile. If the loans underlying the Bank’s securities further deteriorate or if certain assumptions related to forecasts of home prices, prepayments, defaults, or loss severities continue to decline, the Bank could record additional other-than-temporary impairment losses.

The Bank continues to face challenges to net income as advances and investments decline in a low interest rate environment with few attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	000000000000	000000000000	000000000000	000000000000	000000000000
	As of and for the Three Months Ended

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Statements of Condition (at period end)
Total assets	$109,137	$125,270	$118,852	$116,817	$123,633
Investments (1)	34,536	36,138	41,204	36,979	39,876
Mortgage loans held for portfolio	1,534	1,639	1,743	1,828	1,916
Allowance for credit losses on mortgage loans	(9)	(6)	(1)	(1)	(1)
Advances	72,441	86,971	75,363	77,427	81,257
Interest-bearing deposits	3,078	2,655	3,170	3,008	2,955
Consolidated obligations, net:
Discount notes	16,178	24,330	16,057	20,573	15,700
Bonds	81,719	90,662	91,720	84,640	94,854
Total consolidated obligations, net (2)	97,897	114,992	107,777	105,213	110,554
Mandatorily redeemable capital stock	328	286	319	385	531
Affordable Housing Program payable	109	109	115	121	127
Payable to REFCORP	—	—	—	10	13
Capital stock - putable	5,899	5,718	5,910	6,333	7,263
Retained earnings	1,306	1,254	1,203	1,184	1,160
Accumulated other comprehensive loss	(285)	(411)	(317)	(296)	(323)
Total capital	6,920	6,561	6,796	7,221	8,100

Statements of Income (for the period ended)
Net interest income	85	108	109	115	127
Provision for credit losses	3	5	—	—	—
Net impairment losses recognized in earnings	(7)	(10)	(19)	(37)	(52)
Net (losses) gains on trading securities	(29)	(20)	36	20	(34)
Net gains (losses) on derivatives and hedging activities	54	32	(67)	(20)	46
Letters of credit fees	5	5	6	4	4
Other income (3)	—	—	—	1	1
Noninterest expense	27	40	29	32	22
Income before assessments	78	70	36	51	70
Assessments (4)	8	7	4	13	19
Net income	70	63	32	38	51

Performance Ratios (%)
Return on equity (5)	4.18	3.85	1.78	2.01	2.56
Return on assets (6)	0.23	0.21	0.10	0.13	0.16
Net interest margin (7)	0.28	0.35	0.36	0.38	0.40
Regulatory capital ratio (at year end) (8)	6.90	5.79	6.25	6.76	7.24
Equity to assets ratio (9)	5.43	5.39	5.77	6.27	6.21
Dividend payout ratio (10)	24.94	19.70	40.09	37.89	28.74

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)

The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2012	$561,317
December 31, 2011	578,118
September 30, 2011	590,231
June 30, 2011	623,513
March 31, 2011	656,491

(3)	Other income includes service fees and other.

(4)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their REFCORP obligation.

(5)	Calculated as net income divided by average total equity.

(6)	Calculated as net income divided by average total assets.

(7)	Net interest margin is net interest income as a percentage of average earning assets.

(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.

(9)	Calculated as average equity divided by average total assets.

(10)	Calculated as dividends declared during the period divided by net income during the period.

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

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	As of March 31, 2012		As of December 31, 2011		Increase (Decrease)

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$72,441	66.38	$86,971	69.43	$(14,530)	(16.71)
Long-term investments	22,122	20.27	21,655	17.29	467	2.16
Short-term investments	12,414	11.37	14,483	11.56	(2,069)	(14.28)
Mortgage loans, net	1,525	1.40	1,633	1.30	(108)	(6.60)
Other assets	635	0.58	528	0.42	107	20.04

Total assets	$109,137	100.00	$125,270	100.00	$(16,133)	(12.88)

Consolidated obligations, net:
Discount notes	$16,178	15.83	$24,330	20.50	$(8,152)	(33.51)
Bonds	81,719	79.95	90,662	76.37	(8,943)	(9.86)
Deposits	3,078	3.01	2,655	2.24	423	15.92
Other liabilities	1,242	1.21	1,062	0.89	180	16.87

Total liabilities	$102,217	100.00	$118,709	100.00	$(16,492)	(13.89)

Capital stock	$5,899	85.24	$5,718	87.15	$181	3.17
Retained earnings	1,306	18.88	1,254	19.11	52	4.21
Accumulated other comprehensive loss	(285)	(4.12)	(411)	(6.26)	126	30.70

Total capital	$6,920	100.00	$6,561	100.00	$359	5.49

Advances

The decrease in advances from December 31, 2011 to March 31, 2012 was due to maturing advances, prepayments, and decreased demand for new advances. The Bank has not seen a discernible impact on either the volume of advances or the distribution of advances outstanding by year of maturity as a result of the Federal Reserve Board’s (Federal Reserve) recent announcements that it expects to maintain short-term interest rates near zero through 2014. As of March 31, 2012, 86.7 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of March 31, 2012 and December 31, 2011, 72.8 percent and 65.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 12.0 percent and 9.79 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	000000000000	000000000000	000000000000	000000000000
	As of March 31, 2012		As of December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$8,767	12.79	$10,977	13.29
Fixed rate (1)	23,493	34.27	37,038	44.86
Hybrid	27,867	40.65	25,082	30.38
Convertible	7,222	10.53	8,276	10.02
Amortizing (2)	1,204	1.76	1,196	1.45

Total par value	$68,553	100.00	$82,569	100.00

(1)	Includes convertible advances whose conversion options have expired.
(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7–Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The Bank maintains a portfolio of investments for liquidity purposes, to provide for the availability of funds to meet member credit needs, and to provide additional earnings. Investment income also enhances the Bank’s capacity to meet its commitment to affordable housing and community investment, and to cover operating expenses.

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

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

	000000000000	000000000000	000000000000	000000000000
			Increase (Decrease)
	As of March 31, 2012	As of December 31, 2011	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,203	$1,203	$—	0.06
Certificates of deposit	850	650	200	30.77
Federal funds sold	10,361	12,630	(2,269)	(17.97)

Total short-term investments	12,414	14,483	(2,069)	(14.28)

Long-term investments:
State or local housing agency debt obligations	96	103	(7)	(7.31)
U.S. government agency debt obligations	4,108	4,228	(120)	(2.81)
Mortgage-backed securities:
U.S. government agency securities	11,568	10,689	879	8.22
Private label	6,350	6,635	(285)	(4.29)

Total mortgage-backed securities	17,918	17,324	594	3.43

Total long-term investments	22,122	21,655	467	2.16

Total investments	$34,536	$36,138	$(1,602)	(4.43)

1)

As of March 31, 2012 and December 31, 2011, interest-bearing deposits includes a $1.2 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

The decrease in short-term investments from December 31, 2011 to March 31, 2012 was primarily due to a decrease in federal funds sold. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. In addition, during the first quarter of 2012, the Federal Reserve paid interest on required and excess reserves held by depository institutions at a rate of 0.25 percent. A significant and sustained increase in bank reserves during the period combined with the rate of interest paid on those reserves at the Federal Reserve has contributed to a decline in the volume of transactions taking place in the overnight federal funds market.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 241 percent and 244 percent of total capital plus mandatorily redeemable capital stock as of March 31, 2012 and December 31, 2011, respectively. The Bank was below its target range of 250 percent to 275 percent as of March 31, 2012 and December 31, 2011 due to a lack of quality MBS at attractive prices during recent market conditions and due to the Bank’s high level of excess capital stock. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of March 31, 2012 compared to December 31, 2011. In addition, private-label MBS are experiencing faster prepayments than U.S. government agency MBS, further increasing the proportion of U.S. government agency MBS in the Bank’s MBS portfolio.

Refer to Note 4–Available-for-sale Securities and Note 5–Held-to-maturity Securities to the Bank’s interim financial statements for information on securities with unrealized losses as of March 31, 2012 and December 31, 2011.

The Bank evaluates its individual investment securities for other-than-temporary impairment on at least a quarterly basis, as described in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements. For a discussion regarding impairment losses recognized in earnings during the reported periods see Management’s Discussion and Analysis–Results of Operations–Noninterest Income (Loss) below.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2011 to March 31, 2012 was due to the Bank ceasing to purchase these assets and the maturity of these assets during the period.

As of March 31, 2012 and December 31, 2011, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	0000000000000000000	0000000000000000000
	As of March 31, 2012	As of December 31, 2011
	Percent of Total	Percent of Total
South Carolina	24.54	24.61
Florida	23.93	23.17
Georgia	14.53	14.45
North Carolina	12.57	12.99
Virginia	8.75	8.90
All other	15.68	15.88

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of March 31, 2012, CO issuances financed 89.7 percent of the $109.1 billion in total assets, remaining relatively stable from the financing ratio of 91.8 percent as of December 31, 2011.

The decrease in COs from December 31, 2011 to March 31, 2012 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing and prepaid advances during the period. As of March 31, 2012 and December 31, 2011, COs outstanding were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2012 and December 31, 2011, 81.3 percent and 81.9 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 16.7 percent and 6.42 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of March 31, 2012 and December 31, 2011, 0.62 percent and 4.64 percent, respectively, of the Bank’s fixed-rate CO discount notes were swapped to a variable rate.

As of March 31, 2012, callable CO bonds constituted 22.7 percent of the total par value of CO bonds outstanding, compared to 32.0 percent at December 31, 2011. This decrease was due to market conditions during the first quarter of 2012 that made the issuance of swapped callable fixed maturity debt less attractive to the Bank. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty. The Bank generally will call a hedged CO bond if the call feature of the derivative is exercised. These call features could require the Bank to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable as of March 31, 2012 compared to December 31, 2011.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2012.

Capital

The increase in total capital from December 31, 2011 to March 31, 2012 was primarily due to the issuance of $207 million in activity-based capital stock and $26 million of membership capital stock, the time lag between fluctuations in advances and repurchases of excess capital stock, and a $126 million decrease in accumulated other comprehensive loss. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 9–Capital and Mandatorily Redeemable Capital Stock to the Bank’s interim financial statements.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 28, 2012, the Bank received notification from the Director that, based on December 31, 2011 data, the Bank meets the definition of “adequately capitalized.”

As of March 31, 2012, the Bank had capital stock subject to mandatory redemption from 51 members and former members, consisting of B1 membership stock and B2 activity-based capital stock, compared to 68 members and former members as of December 31, 2011, consisting of B1 membership capital stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis, after financial results are known for the preceding quarter.

As of March 31, 2012 and December 31, 2011, the Bank’s outstanding stock included $2.0 billion and $1.1 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. The increase in excess shares was due to maturing and prepaid advances during the first quarter of 2012 and the time lag between advances fluctuations and repurchases of excess capital stock. On April 9, 2012, the Bank repurchased $700 million of excess stock; the amount of excess stock repurchased from each shareholder was based on the shareholder’s total excess capital stock as of March 30, 2012. The Bank paid $18 million in dividends during the first quarter of 2012.

In 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement (Joint Capital Agreement) which is intended to enhance the capital position of each FHLBank and the safety and soundness of the FHLBank System. The intent of the Joint Capital Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a restricted retained earnings account at that FHLBank. These restricted retained earnings are not available to pay dividends. Each FHLBank subsequently amended its capital plan to implement the provisions of the Joint Capital Agreement. The Finance Agency approved the capital plan amendments and certified satisfaction of the REFCORP obligation on August 5, 2011. In accordance with the Joint Capital Agreement, starting in the third quarter of 2011, each FHLBank contributes 20 percent of its net income to a restricted retained earnings account.

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the first quarters of 2012 and 2011, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	000000000000000	000000000000000	000000000000000	000000000000000
	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percent

Net interest income	$85	$127	$(42)	(32.35)
Provision for credit losses	3	—	3	*
Noninterest income (loss)	23	(35)	58	165.15
Noninterest expense	27	22	5	25.84
Total assessments	8	19	(11)	(56.93)

Net income	$70	$51	$19	38.84

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

The decrease in net interest income during the first quarter of 2012, compared to the first quarter of 2011, was primarily due to a 70 basis points decrease in yield on the Bank’s long-term investments portfolio. The yield on the Bank’s long-term investment portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments.

As discussed above, net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $307 million and $410 million for the first quarters of 2012 and 2011, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities for the first quarters of 2012 and 2011 (dollars in millions).

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$13,015	$5	0.15	$14,850	$8	0.21
Interest-bearing deposits (1)	4,473	1	0.14	2,786	1	0.16
Certificates of deposit	843	1	0.33	800	1	0.26
Long-term investments (2)	22,245	158	2.87	22,653	198	3.57
Advances	81,876	68	0.33	85,323	71	0.33
Mortgage loans held for portfolio (3)	1,582	21	5.34	1,971	26	5.30
Loans to other FHLBanks	4	—	0.11	4	—	0.18

Total interest-earning assets	124,038	254	0.83	128,387	305	0.96

Allowance for credit losses on mortgage loans	(7)			(1)
Other assets	704			952

Total assets	$124,735			$129,338

Liabilities and Capital
Deposits (4)	$2,883	—	0.02	$2,849	1	0.09
Short-term borrowings	22,015	3	0.06	19,220	7	0.15
Long-term debt	88,359	165	0.75	94,465	169	0.73
Other borrowings	294	1	1.73	531	1	1.21

Total interest-bearing liabilities	113,551	169	0.60	117,065	178	0.62

Other liabilities	4,408			4,235
Total capital	6,776			8,038

Total liabilities and capital	$124,735			$129,338

Net interest income and net yield on interest-earning assets		$85	0.28		$127	0.40

Interest rate spread			0.23			0.34

Average interest-earning assets to interest-bearing liabilities			109.24			109.67

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The Bank’s interest rate spread decreased by 11 basis points during the first quarter of 2012, compared to the first quarter of 2011, primarily due to a decrease in yield on the Bank’s long-term investments portfolio as previously discussed.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the first quarter of 2012, compared to the first quarter in 2011, was primarily rate related.

	00000000000	00000000000	00000000000
	Three Month Ended March 31,
	2012 vs. 2011
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$(1)	$(2)	$(3)
Interest-bearing deposits	1	(1)	—
Long-term investments	(3)	(37)	(40)
Advances	(3)	—	(3)
Mortgage loans held for portfolio	(5)	—	(5)

Total	(11)	(40)	(51)

Increase (decrease) in interest expense:
Deposits	—	(1)	(1)
Short-term borrowings	1	(5)	(4)
Long-term debt	(11)	7	(4)
Other borrowings	(1)	1	—

Total	(11)	2	(9)

Decrease in net interest income	$—	$(42)	$(42)

(1)

Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	0000000000000	0000000000000	0000000000000	0000000000000
	Three Months Ended March 31,		Increase (Decrease)
	2012	2011	Amount	Percentage
Net impairment losses recognized in earnings	$(7)	$(52)	$45	86.10
Net losses on trading securities	(29)	(34)	5	14.53
Net gains on derivatives and hedging activities	54	46	8	17.59
Letters of credit fees	5	4	1	9.98
Other	—	1	(1)	(3.95)

Total noninterest income (loss)	$23	$(35)	$58	165.15

The increase in total noninterest income (loss) noted in the above table was primarily due to a decrease in net impairment losses recognized in earnings. The Bank recognized $7 million of credit-related other-than-temporary impairment losses during the first quarter of 2012, which reflected the impact of additional projected losses on loan collateral underlying certain private-label MBS. Each quarter, the Bank updates its other-than-temporary impairment analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s private-label MBS. Factors that adversely affected projected borrower default rates and projected loan loss severity included the impact of large inventories of unsold homes on current and forecasted housing prices, continued weakness in the economy and in employment, and increased foreclosure costs and delays, resulting in continued credit losses.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(69)	$—	$5	$—	$—	$(64)
Net interest settlements included in net interest income (2)	(386)	—	143	—	—	(243)

Total net interest (expense) income	(455)	—	148	—	—	(307)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	66	—	(15)	—	—	51
Gains (losses) on derivatives not receiving hedge accounting	1	(7)	2	—	7	3

Total net gains (losses) on derivatives and hedging activities	67	(7)	(13)	—	7	54

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(388)	(7)	135	—	7	(253)

Net losses on trading securities (3)	—	(29)	—	—	—	(29)

Total net effect of derivatives and hedging activities	$(388)	$(36)	$135	$—	$7	$(282)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(48)	$—	$11	$—	$—	$(37)
Net interest settlements included in net interest income (2)	(590)	—	216	1	—	(373)

Total net interest (expense) income	(638)	—	227	1	—	(410)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	47	—	(9)	—	—	38
Gains on derivatives not receiving hedge accounting	1	4	—	—	3	8

Total net gains (losses) on derivatives and hedging activities	48	4	(9)	—	3	46

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(590)	4	218	1	3	(364)

Net losses on trading securities (3)	—	(34)	—	—	—	(34)

Total net effect of derivatives and hedging activities	$(590)	$(30)	$218	$1	$3	$(398)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Noninterest expense was $27 million and $22 million for the first quarters of 2012 and 2011, respectively. The $5 million increase was primarily due to the discontinuation of the Bank’s Economic Development and Growth Enhancement Program (EDGE) during the first quarter of 2011. The EDGE was a selective program that provided subsidized advances to member financial institutions for specific community economic development projects; however, EDGE experienced low utilization by members. The Bank had a $9 million liability related to uncommitted funds as of the date the EDGE was discontinued, which was reduced to zero with a corresponding reduction to other expense during the period. Compensation and benefits and other operating expenses together were $23 million and $26 million for the first quarters of 2012 and 2011, respectively. The $3 million decrease reflects the Bank’s efforts during the past year to control operating expenses.

Total assessments were $8 million and $19 million for the first quarters of 2012 and 2011, respectively. The $11 million decrease was primarily due to the satisfaction of the Bank’s REFCORP obligation during the second quarter of 2011 as previously discussed.

Liquidity and Capital Resources

Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called COs, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank maintains contingent liquidity, 45-day liquidity, and operational liquidity.

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the first quarter of 2012. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank’s 45-day debt service goal is closely aligned with those recommended by the Finance Agency and reflects the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during the first quarter of 2012.

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

Contingency plans are in place that prioritizes the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the FHLBank Act, the Secretary of Treasury has the authority, at his or her discretion, to purchase COs up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of March 31, 2012 and December 31, 2011. As of March 31, 2012, the FHLBanks had $658.0 billion in aggregate par value of COs issued and outstanding, $96.7 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

Refer to Note 13 – Commitments and Contingencies in the Bank’s interim financial statements for the amount of outstanding standby letters of credit as of March 31, 2012 and December 31, 2011. The Bank expects its overall standby letter of credit activity to remain relatively stable for the near future.

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

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make a payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2012. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of March 31, 2012, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank operates continues to undergo rapid change driven principally by reforms under the Housing and Economic Recovery Act of 2008 (Housing Act ) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank expects the Housing Act and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below, to the extent not previously discussed in the Bank’s Form 10-K.

Dodd-Frank Act Developments

Derivatives. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the Bank’s Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, the Bank does not expect that any of its swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the Bank’s Form 10-K. At this time, the Bank does not expect to have to comply with such requirements until the beginning of 2013, at the earliest.

The U.S. Commodity Futures Trading Commission (CFTC), the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. The FHLBanks continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. The FHLBanks are working together to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer based on the derivative transactions that the Bank enters into for the purposes of hedging and managing its interest rate risk or for the derivative transactions that the Bank intermediates for its member institutions.

The CFTC and the SEC have not finalized their rules further defining “swap.” See the Bank’s Form 10-K for a discussion of how such final rules could impact call and put optionality in certain advances from the Bank to its borrowers.

Oversight Council Final Rule on SIFI Designation. On April 11, 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and subject to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three stage process:

•

a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, the Bank had $109.1 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, the Bank had $97.9 billion in total outstanding COs, the Bank’s principal form of outstanding debt);

•

a second stage analyzing the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from the company.

Although the final rule declines to provide any industry-specific or categorical exemptions from SIFI designation, the final rule does provide that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency in making its determinations. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for bank holding companies and nonbank financial companies identified by the Oversight Council as SIFIs. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail in the Bank’s Form 10-K).

The Oversight Council final rule and the Federal Reserve proposed rule are broad enough to potentially include the Bank as a SIFI, unless the final Federal Reserve rule exempts the FHLBanks. If the Bank is designated by the Oversight Council as a SIFI, the Bank’s operations and business could be adversely impacted by additional costs and business activity restrictions resulting from the additional regulatory oversight. Comments on the proposed rule were due April 30, 2012.

Finance Agency Developments

Finance Agency Advisory Bulletin on Asset Classification. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank is still evaluating the impact, if any, the guidance may have on its financial condition and results of operations.

Risk Management and Risk Appetite

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

The Bank’s board of directors and management have established this risk appetite statement and risk metrics for controlling and escalating actions based on the nine continuing objectives that represent the foundation of the Bank’s strategic and tactical planning, as described in the Bank’s Form 10-K.

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

The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon management’s assessment of the borrower and its collateral.

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2012		As of December 31, 2011
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	523	$ 64,695	536	$ 78,355
10	108	2,634	117	3,033

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion. As of March 31, 2012, 11 borrowers have been approved for a credit limit higher than 30 percent.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2012	$68,553	$189,319	66.18	10.13	23.69
As of December 31, 2011	82,569	188,597	64.36	10.93	24.71

For purposes of determining each member’s LCV, the Bank generally estimates the current market value of all residential first mortgage loans, home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Market values, and thus LCVs, change monthly. The Bank believes a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.

The following table provides information on FDIC-insured institutions that were placed into receivership during the periods indicated.

	00000000000000000	00000000000000000
	Three Months Ended March 31,
	2012	2011
FHLBank Atlanta members	6	10
Non-FHLBank Atlanta members	10	16

Total FDIC-insured	16	26

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2012 and December 31, 2011.

Investments

The Bank is subject to credit risk on certain unsecured investments, including interest-bearing deposits, certificates of deposit and federal funds sold.

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

•	interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), collateralized debt obligations, and real estate mortgage investment conduits (REMICs);

•	residual-interest or interest-accrual classes of CMOs and REMICs;

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

The Bank enters into investments only with U.S. counterparties or U.S. branches and agency offices of foreign commercial banks that have been approved by the Bank through its internal approval process, but may have exposure to foreign entities if a counterparty’s parent entity is located in another country. The table below represents the Bank’s gross exposure, by instrument type, according to the location of the parent company of the counterparty (in millions):

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	As of March 31, 2012
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$645	$—	$—	$—	$645
Canada	660	—	100	—	760
France	—	—	—	1	1
Germany	—	—	—	93	93
Japan	301	—	650	—	951
Netherlands	780	—	—	—	780
Norway	1,345	—	—	—	1,345
Spain	—	—	—	3	3
Sweden	2,885	—	—	—	2,885
United Kingdom	2,005	—	—	93	2,098
United States of America	1,740	1,203	100	102	3,145

Total	$10,361	$1,203	$850	$292	$12,706

(1)

Amounts do not reflect collateral; see the table under Prudent Risk Management and Appetite – Credit Risk – Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	As of December 31, 2011
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$1,335	$—	$—	$—	$1,335
Canada	2,050	—	—	—	2,050
France	—	—	—	3	3
Germany	1,225	—	—	37	1,262
Japan	—	—	650	—	650
Norway	950	—	—	—	950
Spain	575	—	—	5	580
Sweden	3,090	—	—	—	3,090
Switzerland	400	—	—	—	400
United Kingdom	1,700	—	—	—	1,700
United States of America	1,305	1,203	—	—	2,508

Total	$12,630	$1,203	$650	$45	$14,528

(1)

Amounts do not reflect collateral; see the table under Prudent Risk Management and Appetite – Credit Risk – Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $14.5 billion as of December 31, 2011 to $12.4 billion as of March 31, 2012. There were five such counterparties that represented 50.4 percent, and four such counterparties, Svenska Handelsbanken, Nordea Bank Finland PLC, Barclays Bank PLC and Branch Banking and Trust Company (one of the Bank’s ten largest borrowers as of March 31, 2012), that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit exposure is comprised primarily of federal funds sold.

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

The tables below provide information on the credit ratings of the Bank’s investments held as of March 31, 2012 and December 31, 2011, based on their credit ratings as of March 31, 2012 and December 31, 2011 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

As of March 31, 2012

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,201	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	850	—	—	—	—	—	—	—
Federal funds sold	—	5,150	5,211	—	—	—	—	—	—	—

Total short-term investments	—	5,152	7,262	—	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	—	96	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	4,108	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	11,568	—	—	—	—	—	—	—	—
Private label	562	240	777	527	630	871	1,392	662	673	16

Total mortgage-backed securities	562	11,808	777	527	630	871	1,392	662	673	16

Total long-term investments	562	16,012	777	527	630	871	1,392	662	673	16

Total investments	$562	$21,164	$8,039	$527	$630	$871	$1,392	$662	$673	$16

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $74 million as of March 31, 2012.

As of December 31, 2011

Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,201	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	650	—	—	—	—	—	—	—
Federal funds sold	—	5,825	6,805	—	—	—	—	—	—	—

Total short-term investments	—	5,827	8,656	—	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	—	103	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	4,228	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	10,689	—	—	—	—	—	—	—	—
Private label	664	314	757	559	689	891	1,394	663	689	15

Total mortgage-backed securities	664	11,003	757	559	689	891	1,394	663	689	15

Total long-term investments	664	15,334	757	559	689	891	1,394	663	689	15

Total investments	$664	$21,161	$9,413	$559	$689	$891	$1,394	$663	$689	$15

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $83 million as of December 31, 2011.

Subsequent to March 31, 2012, $444 million, or 1.29 percent, of the Bank’s investments have been downgraded as of April 30, 2012 as outlined in the table below (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values at March 31, 2012
As of March 31, 2012	As of April 30, 2012	Private-label MBS
From	To	Carrying Value	Fair Value
AAA	AA	$5	$5
AA	A	8	9
A	BBB	62	61
A	BB	113	108
BBB	BB	88	89
BB	B	46	38
C	D	122	123

Total		$444	$433

The following table presents all investments, excluding overnight investments, held on March 31, 2012 and on negative watch as of April 30, 2012 (in millions):

	000000000000000	000000000000000	000000000000000	000000000000000
	On Negative Watch - Balances Based on Carrying Values as of March 31, 2012
	Private-label MBS		Non-MBS Investments
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$7	$8	$—	$—
AA	7	7	710	710
A	21	21	200	200
BBB	25	22	—	—

Total	$60	$58	$910	$910

Private-label MBS

As of March 31, 2012, the Bank’s long-term investment portfolio included $6.4 billion of private-label MBS, which represented 28.7 percent of the carrying value of the Bank’s long-term investment portfolio. For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of March 31, 2012, based on the classification by the originator at the time of origination, approximately 87.1 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
	As of March 31, 2012			As of December 31, 2011
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$801	$5,525	$6,326	$933	$5,751	$6,684
Alt-A	420	513	933	451	529	980

Total unpaid principal balance	$1,221	$6,038	$7,259	$1,384	$6,280	$7,664

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of March 31, 2012 (dollars in millions).

	00000000	00000000	00000000	00000000	00000000	00000000
	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$21	$536	$557
AA	—	—	—	—	234	234
A	—	—	—	178	429	607
BBB	—	24	—	20	218	262
BB	—	66	8	307	251	632
B	—	—	—	303	540	843
CCC	49	756	130	674	30	1,639
CC	124	121	246	247	—	738
C	—	287	486	15	—	788
D	—	26	—	—	—	26

Total unpaid principal balance	$173	$1,280	$870	$1,765	$2,238	$6,326

Amortized cost	$155	$1,034	$717	$1,644	$2,218	$5,768

Gross unrealized losses	$(8)	$(50)	$(41)	$(145)	$(108)	$(352)

Fair value	$147	$993	$686	$1,501	$2,129	$5,456

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(4)	$(3)	$—	$—	$(7)
Non-credit-related losses	—	(4)	(3)	—	—	(7)

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	85.24%	77.61%	78.93%	84.99%	95.13%	86.26%
Original weighted average credit support	15.72%	13.57%	10.12%	6.71%	3.29%	7.60%
Weighted average credit support	11.85%	5.66%	2.78%	6.88%	8.18%	6.66%
Weighted average collateral delinquency	18.72%	24.39%	21.52%	13.22%	7.95%	14.91%

	00000000	00000000	00000000	00000000	00000000	00000000
	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$10	$10
AA	—	—	—	—	8	8
A	—	—	—	—	173	173
BBB	—	—	—	—	265	265
B	—	—	—	—	71	71
CCC	—	—	—	179	—	179
CC	—	—	—	168	—	168
C	—	59	—	—	—	59

Total unpaid principal balance	$—	$59	$—	$347	$527	$933

Amortized cost	$—	$43	$—	$283	$528	$854

Gross unrealized losses	$—	$(5)	$—	$(77)	$(3)	$(85)

Fair value	$—	$38	$—	$206	$532	$776

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	0.00%	65.15%	0.00%	59.21%	100.73%	83.06%
Original weighted average credit support	0.00%	12.29%	0.00%	26.20%	7.20%	14.59%
Weighted average credit support	0.00%	(0.56)%	0.00%	20.10%	11.62%	14.01%
Weighted average collateral delinquency	0.00%	35.08%	0.00%	39.89%	7.00%	20.99%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000
	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)

Prime:
2008	7.59	7.59 to 7.59	33.24	33.24 to 33.24	45.27	45.27 to 45.27	11.85	11.40 to 12.98
2007	13.06	7.71 to 38.54	18.79	2.13 to 24.45	40.53	21.88 to 49.13	4.73	1.87 to 8.51
2006	8.53	3.58 to 30.25	22.77	5.20 to 31.56	46.59	31.86 to 54.79	3.59	0.26 to 6.80
2005	11.24	4.51 to 15.08	13.78	1.94 to 30.59	31.14	19.67 to 42.97	7.12	4.27 to 13.89
2004 and prior	17.71	6.39 to 52.69	8.35	0.00 to 25.14	25.27	0.00 to 52.52	7.82	2.44 to 42.82
Total Prime	14.05	3.58 to 52.69	13.33	0.00 to 33.24	31.32	0.00 to 54.79	7.06	0.26 to 42.82

Alt-A:
2007	5.67	4.25 to 7.25	56.69	45.64 to 65.44	48.82	45.47 to 51.34	5.67	(0.56) to 11.61
2006	6.42	5.38 to 8.00	54.55	46.37 to 62.20	51.17	43.05 to 54.94	1.94	0.00 to 5.09
2005	5.86	2.31 to 7.67	50.68	29.67 to 78.97	50.18	36.48 to 54.96	12.26	0.13 to 37.89
2004 and prior	11.00	6.04 to 15.76	13.46	1.11 to 44.97	28.28	16.72 to 55.50	12.06	3.60 to 39.27
Total Alt-A	7.10	2.31 to 15.76	44.48	1.11 to 78.97	44.72	16.72 to 55.50	8.47	(0.56) to 39.27

Total	11.35	2.31 to 52.69	25.42	0.00 to 78.97	36.52	0.00 to 55.50	7.61	(0.56) to 42.82

For those securities for which an other-than-temporary impairment was determined to have occurred during the first quarter of 2012, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements.

The table below summarizes the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,
	2012			2011
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(6)	$19	$(25)
Securities previously impaired prior to current period (1)	(7)	(7)	—	(46)	(46)	—

Total	$(7)	$(7)	$—	$(52)	$(27)	$(25)

(1)

For the three months ended March 31, 2012 and 2011, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2012 and 2011, respectively.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis also was performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5.00 percent to 13.00 percent over the three- to nine-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months under the adverse case scenario:

Months	Annualized Rates (%)
1 to 6	0.00 to 1.90
7 to 18	0.00 to 2.00
19 to 24	0.70 to 2.70
25 to 30	1.30 to 2.70
31 to 42	1.30 to 3.40
43 to 66	1.30 to 4.00
Thereafter	1.50 to 3.80

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

	Three Months Ended March 31, 2012
	Housing Price Scenario
	Base Case (2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss
Prime loans (1)	9	$517	$(7)	34	$2,121	$(32)
Alt-A (1)	—	—	—	6	312	(4)

Total	9	$517	$(7)	40	$2,433	$(36)

(1) Based on	the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.
(2) Represents securities	and related other-than-temporary-impairment credit losses for the three months ended March 31, 2012.

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

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2012 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of March 31, 2012, the Bank had $125.8 billion in total notional amount of derivatives outstanding compared to $139.7 billion at December 31, 2011. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of March 31, 2012, 96.4 percent of the total notional amount of outstanding derivatives was represented by 20 counterparties with a credit rating of A or better. Of these counterparties, there were two, Deutsche Bank AG and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Citi Swapco Inc. and Barclays Bank PLC, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2011, 95.6 percent of the total notional amount of outstanding derivatives was represented by 18 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Natixis Financial Products, that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	00000000000000	00000000000000	00000000000000	00000000000000
	As of March 31, 2012
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$3,142	$93	$—	$93
A	118,121	195	93	102
BBB	4,543	—	—	—
Member institutions (1)	29	4	4	—

Total derivatives	$125,835	$292	$97	$195

(1)

Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	00000000000000	00000000000000	00000000000000	00000000000000
	As of December 31, 2011
	Notional Amount	Total Net Exposure at Fair Value	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$3,751	$—	$—	$—
A	129,805	40	27	13
BBB	6,125	—	—	—
Member institutions (1)	39	5	5	—

Total derivatives	$139,720	$45	$32	$13

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

In the foregoing tables, “Net exposure after collateral” includes uncollateralized exposures that result when credit exposures to specific counterparties fall below collateralization trigger levels. The Bank experienced an increase in the number of counterparties that were below collateralization trigger levels as of March 31, 2012 compared to December 31, 2011. Any net exposure after collateral is treated as unsecured credit consistent with the Bank’s RMP and the Finance Agency regulations if the counterparty has an NRSRO rating. Under the Bank’s RMP, certain term restrictions may apply to a counterparty rated A or lower. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $127 million of collateral (at fair value) to its derivative counterparties as of March 31, 2012.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program* (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution (PFI). In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 31, 2012, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.

As of March 31, 2012 and 2011, the allowance for credit losses on MPF loans was $8 million and $0, respectively. The primary driver for the increased loan loss reserve was the increase in the Bank’s severity estimates. The loss severity rate used in the loan loss reserve methodology for MPF loans increased from 19.33 percent at March 31, 2011 to 41.06 percent at March 31, 2012. The increase was based on weakening performance of the Bank’s portfolio of MPF loans. The Bank uses actual loss claim data from its MPF loans to estimate future losses and experienced a significant increase in the severity amount for claims settled during the period. The severity rate does not reflect the application of any credit enhancement that may be available on a given pool. Another factor contributing to the increased loan loss reserve was an increased percentage of seriously delinquent loans. The Bank’s seriously delinquent rate for conventional single-family residential mortgages increased from 4.92 percent as of March 31, 2011 to 6.20 percent as of March 31, 2012.

*	“Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank Chicago.

Critical Accounting Policies and Estimates

A description of the Bank’s critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the period reported.

Recently Issued and Adopted Accounting Guidance

See Note 2–Recently Issued and Adopted Accounting Guidance to the Bank’s interim financial statements for a discussion of recently issued and adopted accounting guidance.

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

			As of March 31, 2012	As of December 31, 2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,976	$13,160
		Non-qualifying hedges	100	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	34,461	32,749
		Non-qualifying hedges	741	741
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	864	864
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index	Non-qualifying hedges	228	248

		Total	44,370	47,862

Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,990	2,678
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50

		Total	2,040	2,728

Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	48,214	46,674
		Non-qualifying hedges	850	1,100
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	16,308	26,403
		Non-qualifying hedges	1,250	1,000
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	100

		Total	66,642	75,297

			As of March 31, 2012	As of December 31, 2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	100	1,129

		Total	100	1,129

Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500

		Total	12,625	12,625

Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	58	79

		Total	58	79

Total notional amount			$125,835	$139,720

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of the ongoing credit concerns and lack of liquidity in the private-label MBS market, however, market prices are influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the effective duration impact. Thus, in the third quarter of 2009, management changed its method of calculating effective duration to use the option adjusted spread at a date prior to the recent market disruptions. To capture interest-rate changes, management further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with like effective duration characteristics. This approach provides effective duration values that more accurately reflect the Bank’s interest-rate risk but may still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the Federal Reserve; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, management views its current effective duration gap exposure calculations as approximate, rather than absolute, values.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	000000000000000	000000000000000	000000000000000	000000000000000	000000000000000	000000000000000
	As of March 31, 2012			As of December 31, 2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.63	0.40	(0.03)	0.56	0.37	(0.03)
Liabilities	0.47	0.52	0.06	0.45	0.43	0.06
Equity	2.63	(1.11)	(1.14)	2.27	(0.53)	(1.33)
Effective duration gap	0.16	(0.12)	(0.09)	0.11	(0.06)	(0.09)

(1)

The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 12–Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. During the first quarter of 2012, the Bank’s total capital and market value of equity increased by $359 million and $463 million, respectively.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	0000000000000000	0000000000000000	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	As of March 31, 2012			As of December 31, 2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$104,175	$105,401	$105,944	$120,027	$121,356	$121,878
Liabilities	97,285	98,258	98,575	113,610	114,676	114,904
Equity	6,890	7,143	7,369	6,417	6,680	6,974

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

As of March 31, 2012, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2012, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

On January 5, 2012, the State Court of Fulton County, Georgia entered into a scheduling order that requires the parties to complete fact discovery by December 15, 2012 and expert discovery by March 1, 2013, requires the parties to file pretrial dispositive motions by May 1, 2013 and responses by June 1, 2013, establishes September 15, 2013 as the date for the consolidated pretrial order, and sets trial for October 2013. On March 1, 2012, the court granted a motion to sever the Bank’s claims against the J.P. Morgan entities so that these claims will proceed in a separate action. For further discussion of this litigation, see the Bank’s Form 10-K.

MBS Proposed Settlement

In a separate matter, on January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed BNY Mellon, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. The court is currently determining the scope and timing of discovery in this matter. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement. For further discussion of this proposed settlement and previous material developments, see the Bank’s Form 10-K.

Other

The Bank is subject to other various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, should be carefully considered as they could materially affect the Bank’s business, financial condition or future results. The risks described in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101	Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended March 31, 2012, filed on May 11, 2012, formatted in XBRL: (i) Statements of Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Capital, (iv) Statements of Cash Flows, and (vi) Notes to Financial Statements.+

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.

(2)	Filed on September 27, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

(3)	Filed on August 5, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: May 11, 2012	By:	/s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

By:	/s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer