Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Atlanta
filed 2012-08-09
CIK 1331465

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2012, was 51,386,791.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CONDITION

(Unaudited)

(In millions, except par value)

	As of

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$13	$6
Interest-bearing deposits (including deposits with other FHLBank of $2 as of June 30, 2012 and December 31, 2011)	1,104	1,203
Federal funds sold	13,048	12,630
Trading securities (includes other FHLBank’s bond of $81 and $82 as of June 30, 2012 and December 31, 2011, respectively)	2,400	3,120
Available-for-sale securities	2,741	2,942
Held-to-maturity securities (fair value of $16,506 and $16,242 as of June 30, 2012 and December 31, 2011, respectively)	16,408	16,243
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $9 and $6 as of June 30, 2012 and December 31, 2011, respectively	1,423	1,633
Advances	81,842	86,971
Accrued interest receivable	274	314
Premises and equipment, net	33	35
Derivative assets	10	18
Other assets	144	155

Total assets	$119,440	$125,270

Liabilities
Interest-bearing deposits	$2,133	$2,655
Consolidated obligations, net:
Discount notes	21,427	24,330
Bonds	89,079	90,662

Total consolidated obligations, net	110,506	114,992

Mandatorily redeemable capital stock	115	286
Accrued interest payable	256	286
Affordable Housing Program payable	98	109
Derivative liabilities	140	241
Other liabilities	127	140

Total liabilities	113,375	118,709

Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 12 as of June 30, 2012 and December 31, 2011	1,185	1,250
Subclass B2 issued and outstanding shares: 38 and 45 as of June 30, 2012 and December 31, 2011, respectively	3,822	4,468

Total capital stock Class B putable	5,007	5,718
Retained earnings:
Restricted	45	19
Unrestricted	1,299	1,235

Total retained earnings	1,344	1,254

Accumulated other comprehensive loss	(286)	(411)

Total capital	6,065	6,561

Total liabilities and capital	$119,440	$125,270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Interest income
Advances	$76	$61	$142	$130
Prepayment fees on advances, net	3	3	5	5
Interest-bearing deposits	2	1	3	2
Federal funds sold	5	4	10	12
Trading securities	27	40	62	81
Available-for-sale securities	44	44	85	89
Held-to-maturity securities	78	101	161	214
Mortgage loans held for portfolio	20	25	41	51

Total interest income	255	279	509	584

Interest expense
Consolidated obligations:
Discount notes	6	4	9	11
Bonds	144	159	309	328
Deposits	1	—	1	1
Mandatorily redeemable capital stock	1	1	2	2

Total interest expense	152	164	321	342

Net interest income	103	115	188	242
Provision for credit losses	—	—	3	—

Net interest income after provision for credit losses	103	115	185	242

Noninterest income (loss)
Total other-than-temporary impairment losses	—	(12)	—	(37)
Net amount of impairment losses reclassified from other comprehensive loss	(8)	(25)	(15)	(52)

Net impairment losses recognized in earnings	(8)	(37)	(15)	(89)

Net (losses) gains on trading securities	(4)	20	(33)	(14)
Net (losses) gains on derivatives and hedging activities	(1)	(20)	53	26
Letters of credit fees	4	4	9	8
Other	3	1	3	2

Total noninterest (loss) income	(6)	(32)	17	(67)

Noninterest expense
Compensation and benefits	16	18	31	35
Other operating expenses	10	10	18	19
Finance Agency	3	3	6	6
Office of Finance	1	1	2	3
Other	—	—	—	(9)

Total noninterest expense	30	32	57	54

Income before assessments	67	51	145	121

Assessments:
Affordable Housing Program	7	4	15	10
REFCORP	—	9	—	22

Total assessments	7	13	15	32

Net income	$60	$38	$130	$89

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net income	$60	$38	$130	$89
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	(6)	—	(26)
Net change in fair value on other-than-temporary impairment available-for-sale securities	(10)	2	109	54
Reclassification of noncredit portion of impairment losses included in net income	8	31	15	78

Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(2)	27	124	106

Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	(6)	—	(26)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	6	—	26

Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—

Pension and postretirement benefits:
Total other comprehensive income	1	—	1	—

Total other comprehensive (loss) income	(1)	27	125	106

Total comprehensive income	$59	$65	$255	$195

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Unaudited)

(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2010	72	$7,224	$—	$1,124	$1,124	$(402)	$7,946
Issuance of capital stock	1	64	—	—	—	—	64
Repurchase/redemption of capital stock	(10)	(927)	—	—	—	—	(927)
Net shares reclassified to mandatorily redeemable capital stock	—	(28)	—	—	—	—	(28)
Comprehensive income	—	—	—	89	89	106	195
Cash dividends on capital stock	—	—	—	(29)	(29)	—	(29)

Balance, June 30, 2011	63	$6,333	$—	$1,184	$1,184	$(296)	$7,221

Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	6	531	—	—	—	—	531
Repurchase/redemption of capital stock	(12)	(1,189)	—	—	—	—	(1,189)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(53)	—	—	—	—	(53)
Comprehensive income	—	—	26	104	130	125	255
Cash dividends on capital stock	—	—	—	(40)	(40)	—	(40)

Balance, June 30, 2012	50	$5,007	$45	$1,299	$1,344	$(286)	$6,065

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,

	2012	2011
Operating activities
Net income	$130	$89
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(24)	(9)
Provision for credit losses	3	—
Loss due to change in net fair value adjustment on derivative and hedging activities	146	199
Net change in fair value adjustment on trading securities	33	14
Net impairment losses recognized in earnings	15	89
Net change in:
Accrued interest receivable	40	50
Other assets	6	21
Affordable Housing Program payable	(13)	(6)
Accrued interest payable	(29)	(20)
Payable to REFCORP	—	(11)
Other liabilities	(14)	(22)

Total adjustments	163	305

Net cash provided by operating activities	293	394

Investing activities
Net change in:
Interest-bearing deposits	153	231
Federal funds sold	(418)	1,591
Trading securities:
Proceeds from maturities	690	272
Available-for-sale securities:
Proceeds from maturities	318	404
Held-to-maturity securities:
Net change in short-term	25	155
Proceeds from maturities of long-term	1,946	2,555
Purchases of long-term	(2,142)	(1,929)
Advances:
Proceeds from principal collected	97,168	34,047
Made	(92,177)	(22,598)
Mortgage loans held for portfolio:
Proceeds from principal collected	200	204
Proceeds from sale of foreclosed assets	7	6
Purchase of premise, equipment and software	(1)	(2)

Net cash provided by investing activities	5,769	14,936

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA

STATEMENTS OF CASH FLOWS—(Continued)

(Unaudited)

(In millions)

	Six Months Ended June 30,

	2012	2011
Financing activities
Net change in deposits	(512)	(102)
Net payments on derivatives containing a financing element	(185)	(268)
Proceeds from issuance of consolidated obligations:
Discount notes	187,553	533,302
Bonds	42,643	27,852
Payments for debt issuance costs	(6)	(9)
Payments for maturing and retiring consolidated obligations:
Discount notes	(190,457)	(536,641)
Bonds	(44,169)	(38,380)
Proceeds from issuance of capital stock	531	64
Payments for repurchase/redemption of capital stock	(1,189)	(927)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(224)	(172)
Cash dividends paid	(40)	(29)

Net cash used in financing activities	(6,055)	(15,310)

Net increase in cash and due from banks	7	20

Cash and due from banks at beginning of the period	6	5

Cash and due from banks at end of the period	$13	$25

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$365	$379

AHP assessments, net	$26	$15

REFCORP assessments	$—	$33

Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$53	$28

Held-to-maturity securities acquired with accrued liabilities	$—	$146

Transfer of held-to-maturity securities to available-for-sale securities	$6	$348

Transfers of mortgage loans to real estate owned	$6	$9

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

A description of the Bank’s significant accounting policies is included in Note 2–Summary of Significant Accounting Policies to the 2011 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of June 30, 2012.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of June 30, 2012	As of December 31, 2011
Government-sponsored enterprises debt obligations	$2,318	$3,035
Other FHLBank’s bond (1)	81	82
State or local housing agency debt obligations	1	3

Total	$2,400	$3,120

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Net unrealized and realized (losses) gains on trading securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Net unrealized (losses) gains on trading securities held at period end	$(4)	$22	$(26)	$(8)
Net unrealized/realized losses on trading securities sold/matured during the period	—	(2)	(7)	(6)

Net (losses) gains on trading securities	$(4)	$20	$(33)	$(14)

As of June 30, 2012 and December 31, 2011, 99.9 percent of the Bank’s fixed-rate trading securities were swapped and all of the Bank’s variable-rate trading securities were swapped.

Note 4—Available-for-sale Securities

During the six-month periods ended June 30, 2012 and 2011, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2012			2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$6	$—	$6	$322	$20	$302
Transferred at June 30,	—	—	—	52	6	46

Total	$6	$—	$6	$374	$26	$348

Major Security Types. Available-for-sale securities were as follows:

	As of June 30, 2012
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$3,015	$285	$15	$4	$2,741

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of December 31, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$3,340	$392	$12	$18	$2,942

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	5	$263	$7	42	$1,838	$282	47	$2,101	$289

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	10	$635	$26	42	$2,053	$384	52	$2,688	$410

The Bank did not swap any of its available-for-sale securities as of June 30, 2012 and December 31, 2011.

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of June 30, 2012
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,878	$228	$7	$2	$1,655

	As of December 31, 2011
	Amortized Cost	Other-Than-Temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,027	$287	$1	$12	$1,729

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of June 30, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$625	$—	$—	$625	$650	$—	$—	$650
State or local housing agency debt obligations	115	1	—	116	100	1	—	101
Government-sponsored enterprises debt obligations	1,565	1	—	1,566	1,111	1	—	1,112
Mortgage-backed securities:
U.S. agency obligations-guaranteed	720	8	—	728	803	8	—	811
Government-sponsored enterprises	10,210	178	2	10,386	9,886	185	5	10,066
Private label	3,173	27	115	3,085	3,693	28	219	3,502

Total	$16,408	$215	$117	$16,506	$16,243	$223	$224	$16,242

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	1	$150	$—	—	$—	$—	1	$150	$—
Mortgage-backed securities:
Government-sponsored enterprises	1	68	1	3	150	1	4	218	2
Private label	11	154	1	63	1,715	114	74	1,869	115

Total	13	$372	$2	66	$1,865	$115	79	$2,237	$117

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	3	$350	$—	—	$—	$—	3	$350	$—
Government-sponsored enterprises debt obligations	3	194	—	—	—	—	3	194	—
Mortgage-backed securities:
Government-sponsored enterprises	9	1,104	3	10	804	2	19	1,908	5
Private label	23	437	8	59	1,656	211	82	2,093	219

Total	38	$2,085	$11	69	$2,460	$213	107	$4,545	$224

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of June 30, 2012		As of December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$628	$628	$703	$702
Due after one year through five years	1,677	1,679	1,158	1,161

Total non-mortgage-backed securities	2,305	2,307	1,861	1,863
Mortgage-backed securities	14,103	14,199	14,382	14,379

Total	$16,408	$16,506	$16,243	$16,242

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $12 and $13 as of June 30, 2012 and December 31, 2011, respectively.

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of June 30, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,052	$11	$33	$1,030	$1,226	$10	$56	$1,180

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

The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at purchase date. The “AAA”-rated securities achieved their

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

ratings through credit enhancement, overcollateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase date.

Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and Bank management does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2012 assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to six percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from one percent to four percent over the three-month period beginning April 1, 2012.

From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months as of June 30, 2012:

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

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2012 as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2007	9.85	9.85 to 9.85	20.77	20.77 to 20.77	47.25	47.25 to 47.25	3.67	3.67 to 3.67
2006	7.42	5.95 to 8.80	30.13	25.91 to 36.24	40.63	39.18 to 49.31	2.77	0.26 to 5.66
2005	8.09	6.85 to 8.94	20.80	18.03 to 26.50	43.54	43.48 to 44.10	5.06	4.67 to 6.08
Total Prime	7.74	5.95 to 9.85	27.04	18.03 to 36.24	41.79	39.18 to 49.31	3.46	0.26 to 6.08

Alt-A:
2006	6.03	6.03 to 6.03	60.35	60.35 to 60.35	58.78	58.78 to 58.78	0.02	0.02 to 0.02
2005	8.76	4.58 to 9.26	33.07	29.46 to 63.54	49.78	48.56 to 60.08	0.40	(0.02) to 3.95
Total Alt-A	8.02	4.58 to 9.26	40.42	29.46 to 63.54	52.20	48.56 to 60.08	0.30	(0.02) to 3.95

Total	7.85	4.58 to 9.85	32.20	18.03 to 63.54	45.80	39.18 to 60.08	2.24	(0.02) to 6.08

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance of credit losses previously recognized in earnings, beginning of period	$589	$516	$582	$464
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	1	—	7
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	8	36	15	82

Balance of cumulative credit losses recognized in earnings, end of period	$597	$553	$597	$553

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

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of June 30, 2012	As of December 31, 2011
Overdrawn demand deposit accounts	$—	$3
Due in one year or less	30,174	36,542
Due after one year through two years	9,889	11,173
Due after two years through three years	8,051	7,851
Due after three years through four years	4,654	3,881
Due after four years through five years	8,254	5,836
Due after five years	16,590	17,283

Total par value	77,612	82,569
Discount on AHP (1) advances	(12)	(12)
Discount on EDGE (2) advances	(9)	(10)
Hedging adjustments	4,257	4,431
Deferred commitment fees	(6)	(7)

Total	$81,842	$86,971

(1)	The Affordable Housing Program
(2)	The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of June 30, 2012	As of December 31, 2011
Overdrawn demand deposit accounts	$—	$3
Due or convertible in one year or less	35,515	42,376
Due or convertible after one year through two years	10,220	11,946
Due or convertible after two years through three years	8,102	7,716
Due or convertible after three years through four years	4,265	3,464
Due or convertible after four years through five years	7,003	5,021
Due or convertible after five years	12,507	12,043

Total par value	$77,612	$82,569

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of June 30, 2012	As of December 31, 2011
Fixed-rate:
Due in one year or less	$27,271	$32,389
Due after one year	38,806	38,811

Total fixed-rate	66,077	71,200

Variable-rate:
Due in one year or less	2,903	4,156
Due after one year	8,632	7,213

Total variable-rate	11,535	11,369

Total par value	$77,612	$82,569

As of June 30, 2012 and December 31, 2011, 65.8 percent and 65.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 32.6 percent and 9.79 percent, respectively, of the Bank’s variable-rate advances were swapped.

Based on the collateral pledged as security for advances, management’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by management as of June 30, 2012 and December 31, 2011. No advance was past due as of June 30, 2012 and December 31, 2011.

The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of June 30, 2012 and December 31, 2011, the concentration of the Bank’s advances was $56,664 and $56,991, respectively, to 10 member institutions, and representing 73.0 percent and 69.0 percent, respectively, of total advances outstanding.

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

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of June 30, 2012	As of December 31, 2011
Fixed-rate	$83,476	$84,571
Step up/down	3,791	2,978
Simple variable-rate	600	1,850
Variable-rate capped floater	20	20

Total par value	$87,887	$89,419

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

As of June 30, 2012 and December 31, 2011, 81.8 percent and 81.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 3.23 percent and 6.42 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of June 30, 2012		As of December 31, 2011
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$50,404	0.70	$48,163	0.57
Due after one year through two years	19,273	1.40	20,987	1.83
Due after two years through three years	2,874	4.16	7,927	2.40
Due after three years through four years	2,895	4.17	2,083	2.65
Due after four years through five years	7,664	2.49	4,005	3.79
Due after five years	4,777	3.09	6,254	3.97

Total par value	87,887	1.38	89,419	1.46
Premiums	91		101
Discounts	(39)		(38)
Hedging adjustments	1,140		1,180

Total	$89,079		$90,662

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of June 30, 2012	As of December 31, 2011
Noncallable	$75,112	$60,794
Callable	12,775	28,625

Total par value	$87,887	$89,419

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of June 30, 2012	As of December 31, 2011
Due or callable in one year or less	$56,982	$60,321
Due or callable after one year through two years	17,473	17,467
Due or callable after two years through three years	2,469	3,284
Due or callable after three years through four years	2,462	1,110
Due or callable after four years through five years	6,019	2,870
Due or callable after five years	2,482	4,367

Total par value	$87,887	$89,419

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

The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted- average Interest Rate (%)
As of June 30, 2012	$21,427	$21,434	0.11

As of December 31, 2011	$24,330	$24,331	0.03

As of June 30, 2012 and December 31, 2011, 0.47 percent and 4.64 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped to a variable rate.

Note 9—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency (Finance Agency) regulatory capital rules and requirements, as shown in the following table:

	As of June 30, 2012		As of December 31, 2011
	Required	Actual	Required	Actual
Risk based capital	$1,749	$6,466	$1,951	$7,258
Total capital-to-assets ratio	4.00%	5.41%	4.00%	5.79%
Total regulatory capital (1)	$4,778	$6,466	$5,011	$7,258
Leverage ratio	5.00%	8.12%	5.00%	8.69%
Leverage capital	$5,972	$9,699	$6,264	$10,887

(1)

Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $115 and $286 in mandatorily redeemable capital stock as of June 30, 2012 and December 31, 2011, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$328	$531	$286	$529
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	1	33	81	37
Withdrawal	—	1	1	1
Repurchase/redemption of mandatorily redeemable capital stock	(214)	(172)	(224)	(172)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	—	(8)	(29)	(10)

Balance, end of period	$115	$385	$115	$385

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

	As of June 30, 2012	As of December 31, 2011
Due in one year or less	$1	$4
Due after one year through two years	4	8
Due after two years through three years	28	52
Due after three years through four years	15	122
Due after four years through five years	66	99
Due after five years	1	1

Total	$115	$286

Note 10—Accumulated Other Comprehensive Loss

Components comprising accumulated other comprehensive loss were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-Than- Temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(10)	$(392)	$(402)
Current period other comprehensive income	—	106	106

Balance, June 30, 2011	$(10)	$(286)	$(296)

Balance, December 31, 2011	$(13)	$(398)	$(411)
Current period other comprehensive income	1	124	125

Balance, June 30, 2012	$(12)	$(274)	$(286)

Note 11—Derivatives and Hedging Activities

Nature of Business Activity

The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2011 audited financial statements contained in the Bank’s Form 10-K.

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

	As of June 30, 2012			As of December 31, 2011

	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$115,250	$1,265	$(4,249)	$120,999	$1,344	$(4,467)

Total derivatives in hedging relationships	115,250	1,265	(4,249)	120,999	1,344	(4,467)

Derivatives not designated as hedging instruments:
Interest rate swaps	5,742	10	(542)	6,221	14	(567)
Interest rate caps or floors	12,500	38	(31)	12,500	64	(53)

Total derivatives not designated as hedging instruments	18,242	48	(573)	18,721	78	(620)

Total derivatives before netting and collateral adjustments	$133,492	1,313	(4,822)	$139,720	1,422	(5,087)

Netting adjustments		(1,266)	1,266		(1,377)	1,377
Cash collateral and related accrued interest		(37)	3,416		(27)	3,469

Total collateral and netting adjustments (1)		(1,303)	4,682		(1,404)	4,846

Derivative assets and derivative liabilities		$10	$(140)		$18	$(241)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following tables present the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income:

	Three Months Ended June 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$36	$35

Total net gains related to fair value hedge ineffectiveness	36	35

Derivatives not designated as hedging instruments:
Interest rate swaps	(3)	(17)
Interest rate caps or floors	(10)	(2)
Net interest settlements	(24)	(36)

Total net losses related to derivatives not designate as hedging instruments	(37)	(55)

Net losses on derivatives and hedging activities	$(1)	$(20)

	Six Months Ended June 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$87	$73

Total net gains related to fair value hedge ineffectiveness	87	73

Derivatives not designated as hedging instruments:
Interest rate swaps	24	25
Interest rate caps or floors	(4)	1
Net interest settlements	(54)	(73)

Total net losses related to derivatives not designate as hedging instruments	(34)	(47)

Net gains on derivatives and hedging activities	$53	$26

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	Three Months Ended June 30, 2012

Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(345)	$386	$41	$(362)
Consolidated obligations:
Bonds	5	(10)	(5)	146

Total	$(340)	$376	$36	$(216)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	Three Months Ended June 30, 2011

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

	Six Months Ended June 30, 2012

Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)

Advances	$152	$(45)	$107	$(748)
Consolidated obligations:
Bonds	(45)	25	(20)	289

Total	$107	$(20)	$87	$(459)

(1) The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Six Months Ended June 30, 2011

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

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, Bank management presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of June 30, 2012.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of June 30, 2012	As of December 31, 2011
Total net exposure at fair value (1)	$46	$45
Cash collateral held	36	27

Net positive exposure after cash collateral	10	18
Other collateral	1	5

Net exposure after collateral (2)	$9	$13

(1)	Includes net accrued interest (payable) receivable of $(4) and $1 as of June 30, 2012 and December 31, 2011, respectively.
(2)

The Bank had net credit exposure of $7 and $0 at June 30, 2012 and December 31, 2011, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2012 was $3,548 for which the Bank has posted collateral of $3,415 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $126 of collateral (at fair value) to its derivative counterparties as of June 30, 2012.

Note 12—Estimated Fair Values

The Bank records trading securities, available-for-sale securities, and derivative assets and liabilities at fair value. A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Note 19–Estimated Fair Values to the 2011 audited financial statements contained in the Bank’s Form 10-K. There have been no changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques or significant inputs during the six-month period ended June 30, 2012.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of June 30, 2012
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$2,318	$—	$—	$2,318
Other FHLBank’s bond	—	81	—	—	81
State or local housing agency debt obligations	—	1	—	—	1

Total trading securities	—	2,400	—	—	2,400

Available-for-sale securities:
Private-label MBS	—	—	2,741	—	2,741
Derivative assets:
Interest-rate related	—	1,313	—	(1,303)	10

Total assets at fair value	$—	$3,713	$2,741	$(1,303)	$5,151

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,822)	$—	$4,682	$(140)

Total liabilities at fair value	$—	$(4,822)	$—	$4,682	$(140)

(1)

Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2011
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,035	$—	$—	$3,035
Other FHLBank’s bond	—	82	—	—	82
State or local housing agency debt obligations	—	3	—	—	3

Total trading securities	—	3,120	—	—	3,120

Available-for-sale securities:
Private-label MBS	—	—	2,942	—	2,942
Derivative assets:
Interest-rate related	—	1,422	—	(1,404)	18

Total assets at fair value	$—	$4,542	$2,942	$(1,404)	$6,080

Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,087)	$—	$4,846	$(241)

Total liabilities at fair value	$—	$(5,087)	$—	$4,846	$(241)

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Six Months Ended June 30,
	2012	2011
Balance, beginning of period	$2,942	$3,319
Transfer of private-label MBS from held-to-maturity to available-for-sale	6	348
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(15)	(82)
Included in other comprehensive loss (2)	124	132
Included in interest income	2	(5)
Settlements	(318)	(404)

Balance, end of period	$2,741	$3,308

(1)	Related to available-for-sale securities held at period end.
(2)

This amount is included in other comprehensive loss within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.

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

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of June 30, 2012

		Estimated Fair Value

	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$13	$13	$13	$—	$—	$—
Interest bearing-deposits	1,104	1,104	—	1,104	—	—
Federal funds sold	13,048	13,048	—	13,048	—	—
Trading securities	2,400	2,400	—	2,400	—	—
Available-for-sale securities	2,741	2,741	—	—	2,741	—
Held-to-maturity securities	16,408	16,506	—	13,421	3,085	—
Mortgage loans held for portfolio, net	1,423	1,570	—	1,570	—	—
Advances	81,842	82,685	—	82,685	—	—
Accrued interest receivable	274	274	—	274	—	—
Derivative assets	10	10	—	1,313	—	(1,303)

Liabilities:
Interest-bearing deposits	(2,133)	(2,133)	—	(2,133)	—	—
Consolidated obligations, net:
Discount notes	(21,427)	(21,427)	—	(21,427)	—	—
Bonds	(89,079)	(90,001)	—	(90,001)	—	—
Mandatorily redeemable capital stock	(115)	(115)	(115)	—	—	—
Accrued interest payable	(256)	(256)	—	(256)	—	—
Derivative liabilities	(140)	(140)	—	(4,822)	—	4,682

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

	As of December 31, 2011
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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $575,874 and $578,118 as of June 30, 2012 and December 31, 2011, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

FEDERAL HOME LOAN BANK OF ATLANTA

NOTES TO FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions)

The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2012	As of December 31, 2011
Outstanding notional	$ 18,988	$ 21,510
Original terms (1)	Less than six months to 20 years	Less than 12 months to 20 years
Final expiration year	2030	2030

(1)

The Bank had two standby letters of credit for a total of $3 as of June 30, 2012, and no standby letters of credit as of December 31, 2011, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $68 and $80 as of June 30, 2012 and December 31, 2011, respectively. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

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

The Bank did not have any commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2012 and December 31, 2011. Such commitments would be recorded as derivatives at their fair values.

As of June 30, 2012, the Bank had committed to the issuance of $55 (par value) in consolidated obligation bonds, of which $45 were hedged with associated interest rate swaps that had traded but not yet settled. As of December 31, 2011, the Bank had committed to the issuance of $3,492 (par value) in consolidated obligation bonds, of which $3,475 were hedged with associated interest rate swaps that had traded but not yet settled.

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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 13.8 percent of the Bank’s total regulatory capital stock as of June 30, 2012, was considered a related party. Total advances outstanding to Bank of America, National Association were $13,889 and $16,039 as of June 30, 2012 and December 31, 2011, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of June 30, 2012 and December 31, 2011. No mortgage loans or mortgage-backed securities were acquired from Bank of America, National Association during the six-month periods ended June 30, 2012 and 2011.

Note 15—Subsequent Events

On July 26, 2012, the Bank’s board of directors approved a cash dividend for the second quarter of 2012 in the amount of $19. The Bank paid the second quarter 2012 dividend on August 3, 2012.

On July 30, 2012, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase up to $700 of excess capital stock on August 15, 2012. The amount of excess stock to be repurchased from any individual shareholder will be based on the shareholder’s total excess capital stock as of August 14, 2012.

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

The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the second quarter and the first six months ended June 30, 2012 and 2011. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2011.

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

Financial Condition

As of June 30, 2012, total assets were $119.4 billion, a decrease of $5.8 billion, or 4.65 percent, from December 31, 2011. This decrease was primarily due to a $5.1 billion, or 5.90 percent, decrease in advances. Advances, the largest asset on the Bank’s balance sheet, decreased as a result of scheduled maturities, prepayments, and members’ significant liquidity.

As of June 30, 2012, total liabilities were $113.4 billion, a decrease of $5.3 billion, or 4.49 percent, from December 31, 2011. This decrease was primarily due to a $4.5 billion, or 3.90 percent, decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.

As of June 30, 2012, total capital was $6.1 billion, a decrease of $496 million, or 7.55 percent, from December 31, 2011. This decrease was primarily due to the repurchase of $1.2 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $497 million of activity-based capital stock and $34 million of membership capital stock, and a $125 million decrease in accumulated other comprehensive loss during the period. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.

Results of Operations

The Bank recorded net income of $60 million for the second quarter of 2012, an increase of $22 million, or 55.8 percent, from net income of $38 million for the second quarter of 2011. The increase in net income was primarily due to a $29 million decrease in net impairment losses recognized in earnings and a $6 million decrease in total assessments, partially offset by a $12 million decrease in net interest income. These items are discussed in more detail in Management’s Discussion and Analysis–Results of Operations below.

The Bank recorded net income of $130 million for the first six months of 2012, an increase of $41 million, or 46.1 percent, from net income of $89 million during the same period in 2011. The increase in net income was primarily due to a $74 million decrease in net impairment losses recognized in earnings and a $17 million decrease in total assessments, partially offset by a $54 million decrease in net interest income. These items are discussed in more detail in Management’s Discussion and Analysis–Results of Operations below.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank’s ROE was 3.76 percent for the second quarter of 2012, compared to 2.01 percent for the second quarter of 2011. ROE increased for the second quarter of 2012, compared to the second quarter of 2011, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period. ROE spread to three-month average LIBOR increased to 329 basis points for the second quarter of 2012, compared to 175 basis points for the second quarter of 2011. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE as previously discussed.

The Bank’s annualized ROE was 3.97 percent for the first six months of 2012, compared to 2.29 percent during the same period in 2011. ROE increased for the first six months of 2012, compared to the same period in 2011, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period. ROE spread to three-month average LIBOR increased to 348 basis points for the first six months of 2012, compared to 200 basis points for the same period in 2011. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE as previously discussed.

The Bank’s interest rate spread was 30 basis points and 33 basis points for the second quarter of 2012 and 2011, respectively, and 26 basis points and 34 basis points for the first six months of 2012 and 2011, respectively. The decrease in the Bank’s interest rate spread during the second quarter and first six months of 2012, compared to the same periods in 2011, was primarily due to a decrease in yield on the Bank’s long-term investment portfolio during the periods.

Business Outlook

The Bank’s business outlook remains largely unchanged from the outlook discussion in the Bank’s Form 10-K. The increase in advances from the first quarter of 2012 and from the second quarter of 2011 reflects moderate demand for new advances among previously less active borrowers and signs of improving financial health throughout the Bank’s membership, although the majority of these new advances are short-term advances subject to refinancing risk. The Bank expects overall advances to decline over the course of the year.

The Bank has recently seen recovery in fair market values for some of its private-label MBS and the credit related portion of other-than-temporary impairment losses recognized in earnings was lower for the second quarter of 2012 compared to the second quarter of 2011. However, other-than-temporary impairment losses have been highly volatile. If the loans underlying the Bank’s securities further deteriorate or if certain assumptions related to forecasts of home prices, prepayments, defaults, or loss severities continue to decline, the Bank could record additional other-than-temporary impairment losses.

The Bank continues to face challenges to net income as advances and investments decline in a low interest rate environment with few attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Statements of Condition (at period end)
Total assets	$119,440	$109,137	$125,270	$118,852	$116,817
Investments (1)	35,701	34,536	36,138	41,204	36,979
Mortgage loans held for portfolio	1,432	1,534	1,639	1,743	1,828
Allowance for credit losses on mortgage loans	(9)	(9)	(6)	(1)	(1)
Advances	81,842	72,441	86,971	75,363	77,427
Interest-bearing deposits	2,133	3,078	2,655	3,170	3,008
Consolidated obligations, net:
Discount notes	21,427	16,178	24,330	16,057	20,573
Bonds	89,079	81,719	90,662	91,720	84,640
Total consolidated obligations, net (2)	110,506	97,897	114,992	107,777	105,213
Mandatorily redeemable capital stock	115	328	286	319	385
Affordable Housing Program payable	98	109	109	115	121
Payable to REFCORP	—	—	—	—	10
Capital stock - putable	5,007	5,899	5,718	5,910	6,333
Retained earnings	1,344	1,306	1,254	1,203	1,184
Accumulated other comprehensive loss	(286)	(285)	(411)	(317)	(296)
Total capital	6,065	6,920	6,561	6,796	7,221

Statements of Income (for the period ended)
Net interest income	103	85	108	109	115
Provision for credit losses	—	3	5	—	—
Net impairment losses recognized in earnings	(8)	(7)	(10)	(19)	(37)
Net (losses) gains on trading securities	(4)	(29)	(20)	36	20
Net (losses) gains on derivatives and hedging activities	(1)	54	32	(67)	(20)
Letters of credit fees	4	5	5	6	4
Other income (3)	3	—	—	—	1
Noninterest expense	30	27	40	29	32
Income before assessments	67	78	70	36	51
Assessments (4)	7	8	7	4	13
Net income	60	70	63	32	38

Performance Ratios (%)
Return on equity (5)	3.76	4.18	3.85	1.78	2.01
Return on assets (6)	0.20	0.23	0.21	0.10	0.13
Net interest margin (7)	0.34	0.28	0.35	0.36	0.38
Regulatory capital ratio (at year end) (8)	5.41	6.90	5.79	6.25	6.76
Equity to assets ratio (9)	5.25	5.43	5.39	5.77	6.27
Dividend payout ratio (10)	36.94	24.94	19.70	40.09	37.89

(1)	Investments consist of interest-bearing deposits, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.
(2)

The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2012	$575,874
March 31, 2012	561,317
December 31, 2011	578,118
September 30, 2011	590,231
June 30, 2011	623,513

(3)	Other income includes service fees and other.
(4)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their REFCORP obligation.
(5)	Calculated as net income divided by average total equity.
(6)	Calculated as net income divided by average total assets.
(7)	Net interest margin is net interest income as a percentage of average earning assets.
(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.
(9)	Calculated as average equity divided by average total assets.
(10)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of June 30, 2012		As of December 31, 2011		Increase (Decrease)

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$81,842	68.52	$86,971	69.43	$(5,129)	(5.90)
Long-term investments	20,924	17.52	21,655	17.29	(731)	(3.37)
Short-term investments	14,777	12.37	14,483	11.56	294	2.03
Mortgage loans, net	1,423	1.19	1,633	1.30	(210)	(12.82)
Other assets	474	0.40	528	0.42	(54)	(10.62)

Total assets	$119,440	100.00	$125,270	100.00	$(5,830)	(4.65)

Consolidated obligations, net:
Discount notes	$21,427	18.90	$24,330	20.50	$(2,903)	(11.93)
Bonds	89,079	78.57	90,662	76.37	(1,583)	(1.75)
Deposits	2,133	1.88	2,655	2.24	(522)	(19.66)
Other liabilities	736	0.65	1,062	0.89	(326)	(30.72)

Total liabilities	$113,375	100.00	$118,709	100.00	$(5,334)	(4.49)

Capital stock	$5,007	82.56	$5,718	87.15	$(711)	(12.42)
Retained earnings	1,344	22.16	1,254	19.11	90	7.20
Accumulated other comprehensive loss	(286)	(4.72)	(411)	(6.26)	125	30.32

Total capital	$6,065	100.00	$6,561	100.00	$(496)	(7.55)

Advances

The decrease in advances from December 31, 2011 to June 30, 2012 was due to maturing advances, prepayments, and decreased demand for new advances. The Bank has not seen a discernible impact on either the volume of advances or the distribution of advances outstanding by year of maturity as a result of the Federal Reserve Board’s (Federal Reserve) recent announcements that it expects to maintain short-term interest rates near zero through 2014. As of June 30, 2012, 85.1 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of June 30, 2012 and December 31, 2011, 65.8 percent and 65.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 32.6 percent and 9.79 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of June 30, 2012		As of December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$11,148	14.37	$10,977	13.29
Fixed rate (1)	30,021	38.68	37,038	44.86
Hybrid	28,794	37.10	25,082	30.38
Convertible	6,405	8.25	8,276	10.02
Amortizing (2)	1,244	1.60	1,196	1.45

Total par value	$77,612	100.00	$82,569	100.00

(1)	Includes convertible advances whose conversion options have expired.
(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

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

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of June 30, 2012	As of December 31, 2011	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,104	$1,203	$(99)	(8.21)
Certificates of deposit	625	650	(25)	(3.85)
Federal funds sold	13,048	12,630	418	3.31

Total short-term investments	14,777	14,483	294	2.03

Long-term investments:
State or local housing agency debt obligations	116	103	13	12.36
U.S. government agency debt obligations	3,964	4,228	(264)	(6.25)
Mortgage-backed securities:
U.S. government agency securities	10,930	10,689	241	2.26
Private label	5,914	6,635	(721)	(10.86)

Total mortgage-backed securities	16,844	17,324	(480)	(2.76)

Total long-term investments	20,924	21,655	(731)	(3.37)

Total investments	$35,701	$36,138	$(437)	(1.21)

(1)

As of June 30, 2012 and December 31, 2011, interest-bearing deposits includes a $1.1 billion and $1.2 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 265 percent and 244 percent of total capital plus mandatorily redeemable capital stock as of June 30, 2012 and December 31, 2011, respectively. The Bank was below its target range of 250 percent to 275 percent as of December 31, 2011 due to a lack of quality MBS at attractive prices during recent market conditions and due to the Bank’s high level of excess capital stock; however, the Bank was within its target range as of June 30, 2012 due to a decrease in total capital as a result of the repurchase of $1.4 billion in excess capital stock during the second quarter of 2012. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of June 30, 2012 compared to December 31, 2011. In addition, private-label MBS are experiencing faster prepayments than U.S. government agency MBS, further increasing the proportion of U.S. government agency MBS in the Bank’s MBS portfolio.

Refer to Note 4–Available-for-sale Securities and Note 5–Held-to-maturity Securities to the Bank’s interim financial statements for information on securities with unrealized losses as of June 30, 2012 and December 31, 2011.

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

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2011 to June 30, 2012 was due to the Bank ceasing to purchase these assets and the maturity of these assets during the period.

As of June 30, 2012 and December 31, 2011, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2012	As of December 31, 2011
	Percent of Total	Percent of Total
South Carolina	24.50	24.61
Florida	24.63	23.17
Georgia	14.52	14.45
North Carolina	12.24	12.99
Virginia	8.45	8.90
All other	15.66	15.88

Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of June 30, 2012, CO issuances financed 92.5 percent of the $119.4 billion in total assets, remaining relatively stable from the financing ratio of 91.8 percent as of December 31, 2011.

The decrease in COs from December 31, 2011 to June 30, 2012 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing and prepaid advances during the period. As of June 30, 2012 and December 31, 2011, COs outstanding were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2012 and December 31, 2011, 81.8 percent and 81.9 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 3.23 percent and 6.42 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of June 30, 2012 and December 31, 2011, 0.47 percent and 4.64 percent, respectively, of the Bank’s fixed-rate CO discount notes were swapped to a variable rate.

As of June 30, 2012, callable CO bonds constituted 14.5 percent of the total par value of CO bonds outstanding, compared to 32.0 percent at December 31, 2011. This decrease was due to market conditions during the first six months of 2012 that continued to favor issuance of swapped fixed maturity debt to replace called CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. With recent European financial market stress pushing pricing on swapped fixed maturity debt to historic lows, the Bank has been replacing hedged callable CO bonds with swapped fixed maturity debt to reduce the Bank’s level of refunding risk. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable as of June 30, 2012 compared to December 31, 2011.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2012.

Capital

The decrease in total capital from December 31, 2011 to June 30, 2012 was primarily due to the repurchase of $1.2 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $497 million of activity-based capital stock and $34 million of membership capital stock, and a $125 million decrease in accumulated other comprehensive loss during the period. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 19, 2012, the Bank received notification from the Director that, based on March 31, 2012 data, the Bank meets the definition of “adequately capitalized.”

As of June 30, 2012, the Bank had capital stock subject to mandatory redemption from 51 members and former members, consisting of B1 membership stock and B2 activity-based capital stock, compared to 68 members and former members as of December 31, 2011, consisting of B1 membership capital stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis, after financial results are known for the preceding quarter.

As of June 30, 2012 and December 31, 2011, the Bank’s outstanding stock included $462 million and $1.1 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. The decrease in excess shares was due to the repurchases of excess capital stock. On April 9, 2012 and May 30, 2012, the Bank repurchased $700 million and $698 million, respectively, of excess capital stock; the amount of excess capital stock repurchased from each shareholder was based on the shareholder’s total excess capital stock as of March 30, 2012 and May 29, 2012. On July 30, 2012, the Bank announced that it will repurchase up to $700 of excess capital stock on August 15, 2012, based on each shareholder’s total excess capital stock as of August 14, 2012. Given the quarterly determinations of excess stock repurchases and ordinary fluctuations in advances, the Bank expects the amount of excess activity-based stock to fluctuate throughout the year but at a relatively low level. The Bank paid $22 million in dividends during the second quarter of 2012.

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

Results of Operations

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2012 and 2011, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)

	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net interest income	$103	$115	$(12)	(10.27)	$188	$242	$(54)	(21.83)
Provision for credit losses	—	—	—	100.00	3	—	3	*
Noninterest (loss) income	(6)	(32)	26	79.09	17	(67)	84	124.95
Noninterest expense	30	32	(2)	(4.48)	57	54	3	7.82
Total assessments	7	13	(6)	(51.65)	15	32	(17)	(54.66)

Net income	$60	$38	$22	55.85	$130	$89	$41	46.14

*	Not meaningful

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

The decrease in net interest income during the second quarter and first six months of 2012, compared to the same periods in 2011, was primarily due to a 60 basis points and 64 basis points decrease in yield on the Bank’s long-term investments portfolio, respectively, during the periods. The yield on the Bank’s long-term investment portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments.

As discussed above, net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $265 million and $360 million for the second quarters of 2012 and 2011, respectively, and a decrease of $572 million and $770 million for the first six months of 2012 and 2011, respectively.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities for the second quarters and first six months of 2012 and 2011 (dollars in millions).

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$12,097	$5	0.17	$13,380	$4	0.14
Interest-bearing deposits (1)	4,252	2	0.18	2,713	1	0.10
Certificates of deposit	1,000	1	0.29	834	—	0.22
Long-term investments (2)	21,586	148	2.76	22,082	185	3.36
Advances	80,046	79	0.40	79,338	64	0.32
Mortgage loans held for portfolio (3)	1,481	20	5.36	1,872	25	5.33
Loans to other FHLBanks	1	—	0.14	1	—	0.10

Total interest-earning assets	120,463	255	0.85	120,220	279	0.93

Allowance for credit losses on mortgage loans	(9)			(1)
Other assets	702			891

Total assets	$121,156			$121,110

Liabilities and Capital
Deposits (4)	$2,799	1	0.06	$2,835	—	0.01
Short-term borrowings	22,049	6	0.11	17,461	4	0.09
Long-term debt	85,683	144	0.68	88,761	159	0.72
Other borrowings	201	1	1.92	460	1	0.83

Total interest-bearing liabilities	110,732	152	0.55	109,517	164	0.60

Other liabilities	4,060			3,993
Total capital	6,364			7,600

Total liabilities and capital	$121,156			$121,110

Net interest income and net yield on interest-earning assets		$103	0.34		$115	0.38

Interest rate spread			0.30			0.33

Average interest-earning assets to interest-bearing liabilities			108.79			109.77

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	Six Months Ended June 30,
	2012			2011

	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Federal funds sold	$12,556	$10	0.16	$14,111	$12	0.18
Interest-bearing deposits (1)	4,363	3	0.16	2,749	2	0.13
Certificates of deposit	922	1	0.31	817	1	0.24
Long-term investments (2)	21,915	307	2.82	22,366	383	3.46
Advances	80,961	147	0.36	82,314	135	0.33
Mortgage loans held for portfolio (3)	1,532	41	5.35	1,921	51	5.31
Loans to other FHLBanks	2	—	0.11	3	—	0.16

Total interest-earning assets	122,251	509	0.84	124,281	584	0.95

Allowance for credit losses on mortgage loans	(8)			(1)
Other assets	703			921

Total assets	$122,946			$125,201

Liabilities and Capital
Deposits (4)	$2,841	1	0.04	$2,842	1	0.05
Short-term borrowings	22,032	9	0.09	18,335	11	0.12
Long-term debt	87,021	309	0.71	91,597	328	0.72
Other borrowings	248	2	1.80	496	2	1.03

Total interest-bearing liabilities	112,142	321	0.58	113,270	342	0.61

Other liabilities	4,234			4,113
Total capital	6,570			7,818

Total liabilities and capital	$122,946			$125,201

Net interest income and net yield on interest-earning assets		$188	0.31		$242	0.39

Interest rate spread			0.26			0.34

Average interest-earning assets to interest-bearing liabilities			109.01			109.72

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.
(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.
(3)	Nonperforming loans are included in average balances used to determine average rate.
(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

The Bank’s interest rate spread decreased by three basis points and eight basis points during the second quarter and first six months of 2012, respectively, compared to the same periods in 2011, primarily due to a decrease in yield on the Bank’s long-term investments portfolio as previously discussed.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the second quarter and first six months of 2012, compared to the same periods in 2011, was primarily rate related.

	Three Months Ended June 30,			Six Months Ended June 30,

	2012 vs. 2011			2012 vs. 2011
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Federal funds sold	$—	$1	$1	$(1)	$(1)	$(2)
Interest-bearing deposits	—	1	1	1	—	1
Certificates of deposit	—	1	1	—	—	—
Long-term investments	(4)	(33)	(37)	(7)	(69)	(76)
Advances	1	14	15	(2)	14	12
Mortgage loans held for portfolio	(5)	—	(5)	(11)	1	(10)

Total	(8)	(16)	(24)	(20)	(55)	(75)

Increase (decrease) in interest expense:
Deposits	—	1	1	—	—	—
Short-term borrowings	1	1	2	2	(4)	(2)
Long-term debt	(5)	(10)	(15)	(16)	(3)	(19)
Other borrowings	(1)	1	—	(1)	1	—

Total	(5)	(7)	(12)	(15)	(6)	(21)

Decrease in net interest income	$(3)	$(9)	$(12)	$(5)	$(49)	$(54)

(1)

Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)

	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net impairment losses recognized in earnings	$(8)	$(37)	$29	78.48	$(15)	$(89)	$74	82.98
Net (losses) gains on trading securities	(4)	20	(24)	(118.04)	(33)	(14)	(19)	(134.18)
Net (losses) gains on derivatives and hedging activities	(1)	(20)	19	94.00	53	26	27	102.07
Letters of Credit	4	4	—	8.45	9	8	1	9.23
Other	3	1	2	139.34	3	2	1	55.92

Total noninterest (loss) income	$(6)	$(32)	$26	79.09	$17	$(67)	$84	124.95

The change in total noninterest (loss) income noted in the above table was primarily due to a decrease in net impairment losses recognized in earnings. The Bank recognized $8 million and $15 million of credit-related other-than-temporary impairment losses during the second quarter and first six months of 2012, respectively, which reflected the impact of additional projected losses on loan collateral underlying certain private-label MBS. Each quarter, the Bank updates its other-than-temporary impairment analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s private-label MBS. Factors that adversely affected projected borrower default rates and projected loan loss severity included the impact of large inventories of unsold homes on current and forecasted housing prices, continued weakness in the economy and in employment, and increased foreclosure costs and delays, resulting in continued credit losses. The change in net (losses) gains on trading securities and on derivatives and hedging activities noted in the table above generally offset each other during the periods.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	Three Months Ended June 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(59)	$—	$10	$—	$—	$(49)
Net interest settlements included in net interest income (2)	(362)	—	146	—	—	(216)

Total net interest (expense) income	(421)	—	156	—	—	(265)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	41	—	(5)	—	—	36
Losses on derivatives not receiving hedge accounting	—	(22)	—	—	(15)	(37)

Total net gains (losses) on derivatives and hedging activities	41	(22)	(5)	—	(15)	(1)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(380)	(22)	151	—	(15)	(266)

Net losses on trading securities (3)	—	(4)	—	—	—	(4)

Total net effect of derivatives and hedging activities	$(380)	$(26)	$151	$—	$(15)	$(270)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Three Months Ended June 30, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(47)	$—	$9	$—	$—	$(38)
Net interest settlements included in net interest income (2)	(541)	—	218	1	—	(322)

Total net interest (expense) income	(588)	—	227	1	—	(360)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	40	—	(5)	—	—	35
(Losses) gains on derivatives not receiving hedge accounting	—	(55)	5	—	(5)	(55)

Total net gains (losses) on derivatives and hedging activities	40	(55)	—	—	(5)	(20)

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(548)	(55)	227	1	(5)	(380)

Net gains on trading securities (3)	—	20	—	—	—	20

Total net effect of derivatives and hedging activities	$(548)	$(35)	$227	$1	$(5)	$(360)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Six Months Ended June 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(128)	$—	$15	$—	$—	$(113)
Net interest settlements included in net interest income (2)	(748)	—	289	—	—	(459)

Total net interest (expense) income	(876)	—	304	—	—	(572)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	107	—	(20)	—	—	87
Gains (losses) on derivatives not receiving hedge accounting	1	(29)	2	—	(8)	(34)

Total net gains (losses) on derivatives and hedging activities	108	(29)	(18)	—	(8)	53

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(768)	(29)	286	—	(8)	(519)

Net losses on trading securities (3)	—	(33)	—	—	—	(33)

Total net effect of derivatives and hedging activities	$(768)	$(62)	$286	$—	$(8)	$(552)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Six Months Ended June 30, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(95)	$—	$20	$—	$—	$(75)
Net interest settlements included in net interest income (2)	(1,131)	—	434	2	—	(695)

Total net interest (expense) income	(1,226)	—	454	2	—	(770)

Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	87	—	(14)	—	—	73
Gains (losses) on derivatives not receiving hedge accounting	1	(51)	5	—	(2)	(47)

Total net gains (losses) on derivatives and hedging activities	88	(51)	(9)	—	(2)	26

Total net interest (expense) income and net gains (losses) on derivatives and hedging activities	(1,138)	(51)	445	2	(2)	(744)

Net losses on trading securities (3)	—	(14)	—	—	—	(14)

Total net effect of derivatives and hedging activities	$(1,138)	$(65)	$445	$2	$(2)	$(758)

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.
(2)	Represents interest income or expense on derivatives included in net interest income.
(3)

Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Noninterest expense decreased to $30 million for the second quarters of 2012, compared to $32 million for the second quarter of 2011. This decrease is due to a $2 million decrease in compensation and benefits expense during the second quarter of 2012, compared to the second quarter of 2011, which reflects the Bank’s efforts during the past year to control operating expenses.

Noninterest expense was $57 million and $54 million for the first six months of 2012 and 2011, respectively. The $3 million increase during the first six months of 2012, compared to the same period in 2011, was primarily due to the discontinuation of the Bank’s Economic Development and Growth Enhancement Program (EDGE) during the first quarter of 2011. The EDGE was a selective program that provided subsidized advances to member financial institutions for specific community economic development projects; however, EDGE experienced low utilization by members. The Bank had a $9 million liability related to uncommitted funds as of the date the EDGE was discontinued, which was reduced to zero with a corresponding reduction to other expense during the period. Compensation and benefits expense decreased by $4 million during the first six months of 2012, compared to the same period in 2011, which reflects the Bank’s efforts during the past year to control operating expenses.

Total assessments were $7 million and $13 million for the second quarters of 2012 and 2011, respectively, and $15 million and $32 million for the first six months of 2012 and 2011, respectively. The decrease during the second quarter and first six months of 2012, compared to the same periods in 2011, was primarily due to the satisfaction of the Bank’s REFCORP obligation during the second quarter of 2011 as previously discussed.

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

Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the first six months of 2012. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank’s 45-day debt service goal is closely aligned with those recommended by the Finance Agency and reflects the Bank’s practice of not committing to consolidated obligation settlements beyond 30 days. The Bank met its internal liquidity goal during the first six months of 2012.

The Bank’s principal source of liquidity is CO debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although the FHLBanks experienced a decrease in investor demand for consolidated obligation bonds beginning in mid-July 2008 and continuing through the first half of 2009. During that time, the Bank increased its issuance of short-term discount notes as an alternative source of funding. The Bank’s funding costs and ability to issue longer-term and structured debt generally have returned to pre-2008 levels, but continue to reflect some market volatility.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase COs up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.

Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of June 30, 2012 and December 31, 2011. As of June 30, 2012, the FHLBanks had $685.2 billion in aggregate par value of COs issued and outstanding, $109.3 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

Refer to Note 13 – Commitments and Contingencies in the Bank’s interim financial statements for the amount of outstanding standby letters of credit as of June 30, 2012 and December 31, 2011. The Bank expects its overall standby letter of credit activity to remain relatively stable for the near future.

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

Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make a payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same or in some instances more stringent as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2012. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of June 30, 2012, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank operates continues to undergo rapid change driven principally by regulations enacted pursuant to the Housing and Economic Reform Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Dodd-Frank Act Developments

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank is not expected be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that the Bank enters into for the purposes of hedging and managing interest rate risk or the derivatives transactions that the Bank intermediates for member institutions.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, the Bank’s ability to offer these advance products to member customers should not be affected by the new derivatives regulation.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the Bank’s Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members.

The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that the Bank enters into to hedge and manage its interest rate risk but that would apply to derivatives transactions that the Bank intermediates for member institutions with $10 billion or less in assets, as long as the member uses the swaps to hedge or mitigate the member’s commercial risk. As a result, the Bank could continue to intermediate swaps for member institutions with $10 billion or less in assets on an uncleared basis, subject to the new requirements for uncleared swaps discussed below. The Bank is evaluating the feasibility of continuing to intermediate derivatives transactions as uncleared swaps.

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

The CFTC, the SEC, the Finance Agency, and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012.

Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act that will have the most effect on the Bank will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new recordkeeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. Such final rules were issued in July 2012 but have not been published in the Federal Register and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC’s eligibility determinations, which were released in proposed form for interest rate swaps on July 24, 2012. The CFTC will finalize these determinations in the beginning of November 2012, and the Bank will have to clear eligible interest rate swaps within 180 days after publication of the final determinations, which the Bank estimates will be sometime during second quarter 2013.

The Bank, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. The Bank will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Oversight Council Final Rule on SIFI Designation. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. If the Oversight Council designates the Bank as a nonbank financial company subject to supervision by the Federal Reserve, the Bank would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•

a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of June 30 , 2012, the Bank had $119.4 billion in total assets and $110.5 billion in total outstanding consolidated obligations, the Bank’s principal form of outstanding debt;

•

a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance.

Significant Finance Agency Developments

Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Advisory Bulletin on Asset Classification. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank does not expect adoption of the accounting guidance in AB 2012-02 to have a significant impact on the Bank’s financial condition or results of operations.

Other Significant Developments

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses.

On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (Agencies) concurrently published three joint notices of proposed rulemaking (NPRs) seeking comments on comprehensive revisions to the Agencies’ capital framework to incorporate the Basel Committee’s new capital framework.

These revisions would, among other things:

•	implement the Basel Committee’s capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.

If the new NPRs are adopted as proposed and depending on the liquidity framework expected to be proposed by the Agencies, some of the Bank’s members may need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that affected institutions divest or limit their investments in COs. On the other hand, any new liquidity requirements could motivate Bank members to borrow term advances from the Bank to create and maintain balance sheet liquidity.

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

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are a major source of the Bank’s credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and the quality and value of the assets members pledge as eligible collateral.

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

	As of June 30, 2012		As of December 31, 2011
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	518	$ 75,116	536	$ 78,355
10	98	2,215	117	3,033

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of June 30, 2012, nine borrowers have been approved for a credit limit higher than 30 percent.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The following table provides information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2012	$77,612	$189,836	66.60	8.60	24.80
As of December 31, 2011	82,569	188,597	64.36	10.93	24.71

For purposes of determining each member’s LCV, the Bank generally estimates the current market value of all loans pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member’s default. Market values, and thus LCVs, change monthly. The Bank believes a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.

The following table provides information on FDIC-insured institutions that were placed into receivership during the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
FHLBank Atlanta members	8	15	14	25
Non-FHLBank Atlanta members	7	10	17	26

Total FDIC-insured	15	25	31	51

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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2012 and December 31, 2011.

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

The Bank enters into investments only with U.S. counterparties or U.S. branches and agency offices of foreign commercial banks that have been approved by the Bank through its internal approval process, but may have exposure to foreign entities if a counterparty’s parent entity is located in another country. The tables below represent the Bank’s gross exposure, by instrument type, according to the location of the parent company of the counterparty (in millions):

	As of June 30, 2012
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$860	$—	$—	$—	$860
Canada	2,320	—	—	—	2,320
France	—	—	—	4	4
Germany	—	—	—	34	34
Japan	—	—	625	—	625
Norway	1,265	—	—	—	1,265
Sweden	3,175	—	—	—	3,175
United Kingdom	625	—	—	—	625
United States of America	4,803	1,104	—	8	5,915

Total	$13,048	$1,104	$625	$46	$14,823

(1)

Amounts do not reflect collateral; see the table under Risk Management – Credit Risk – Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

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

(1)

Amounts do not reflect collateral; see the table under Risk Management – Credit Risk – Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $14.5 billion as of December 31, 2011 to $14.8 billion as of June 30, 2012. There were five such counterparties that represented 50.6 percent, and three such counterparties, Bank of Nova Scotia, Bank of New York Mellon, and Svenska Handelsbanken, that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. None of the foregoing named counterparties is a member, or advances borrower, of the Bank. The Bank’s unsecured credit portfolio currently consists of securities with scheduled maturities of less than 90 days and is comprised primarily of federal funds sold.

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

The tables below provide information on the credit ratings of the Bank’s investments held as of June 30, 2012 and December 31, 2011, based on their credit ratings as of June 30, 2012 and December 31, 2011 (in millions). The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of June 30, 2012 Carrying Value (1)

	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,102	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	625	—	—	—	—	—	—	—
Federal funds sold	—	7,378	5,670	—	—	—	—	—	—	—

Total short-term investments	—	7,380	7,397	—	—	—	—	—	—	—

Long-term investments:
State or local housing agency debt obligations	—	116	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	3,964	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	10,930	—	—	—	—	—	—	—	—
Private label	480	223	534	461	762	835	1,187	686	513	233

Total mortgage-backed securities	480	11,153	534	461	762	835	1,187	686	513	233

Total long-term investments	480	15,233	534	461	762	835	1,187	686	513	233

Total investments	$480	$22,613	$7,931	$461	$762	$835	$1,187	$686	$513	$233

(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $67 million as of June 30, 2012.

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

Subsequent to June 30, 2012, $215 million, or 0.60 percent, of the Bank’s investments has been downgraded as of July 31, 2012 as outlined in the table below (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values at June 30, 2012
As of June 30, 2012	As of July 31, 2012	Private-label MBS
From	To	Carrying Value	Fair Value
AA	A	$21	$21
A	BBB	3	3
CC	D	154	154
C	D	37	37

Total		$215	$215

The following table presents all investments, excluding overnight investments, held on June 30, 2012 and on negative watch as of July 31, 2012 (in millions):

	On Negative Watch - Balances Based on Carrying Values as of June 30, 2012
	Private-label MBS
Investment Ratings	Carrying Value	Fair Value
AA	$9	$9
A	48	49
BBB	75	75
BB	74	73
CC	29	29

Total	$235	$235

Private-label MBS

As of June 30, 2012, the Bank’s long-term investment portfolio included $5.9 billion of private-label MBS, which represented 28.3 percent of the carrying value of the Bank’s long-term investment portfolio. For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of June 30, 2012, based on the classification by the originator at the time of origination, approximately 87.0 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of June 30, 2012			As of December 31, 2011
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$666	$5,264	$5,930	$933	$5,751	$6,684
Alt-A	391	496	887	451	529	980

Total unpaid principal balance	$1,057	$5,760	$6,817	$1,384	$6,280	$7,664

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of June 30, 2012 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$19	$464	$483
AA	—	—	—	—	219	219
A	—	—	—	170	245	415
BBB	—	23	—	19	208	250
BB	—	43	7	288	339	677
B	—	—	—	289	517	806
CCC	46	546	92	578	65	1,327
CC	115	298	168	234	—	815
C	—	212	367	15	—	594
D	—	85	192	67	—	344

Total unpaid principal balance	$161	$1,207	$826	$1,679	$2,057	$5,930

Amortized cost	$143	$963	$676	$1,559	$2,038	$5,379

Gross unrealized losses	$(3)	$(55)	$(35)	$(121)	$(100)	$(314)

Fair value	$140	$919	$646	$1,439	$1,957	$5,101

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(5)	$(9)	$(1)	$—	$(15)
Non-credit-related losses	—	(5)	(9)	(1)	—	(15)

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	87.33%	76.12%	78.14%	85.73%	95.18%	86.03%
Original weighted average credit support	15.72%	13.77%	10.21%	6.72%	3.34%	7.71%
Weighted average credit support	10.25%	4.33%	2.14%	6.28%	8.36%	6.14%
Weighted average collateral delinquency	18.22%	25.07%	21.71%	12.75%	8.26%	15.10%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$1	$1
AA	—	—	—	—	5	5
A	—	—	—	—	121	121
BBB	—	—	—	—	211	211
BB	—	—	—	—	88	88
B	—	—	—	—	65	65
CCC	—	—	—	174	—	174
CC	—	—	—	166	—	166
C	—	56	—	—	—	56

Total unpaid principal balance	$—	$56	$—	$340	$491	$887

Amortized cost	$—	$41	$—	$276	$492	$809

Gross unrealized losses	$—	$(4)	$—	$(82)	$(4)	$(90)

Fair value	$—	$37	$—	$194	$494	$725

Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—

Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—

Weighted average percentage of fair value to unpaid principal balance	0.00%	66.50%	0.00%	57.02%	100.51%	81.72%
Original weighted average credit support	0.00%	12.29%	0.00%	26.07%	7.25%	14.77%
Weighted average credit support	0.00%	(0.77)%	0.00%	18.21%	11.63%	13.36%
Weighted average collateral delinquency	0.00%	34.75%	0.00%	37.91%	7.23%	20.71%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2008	7.04	7.04 to 7.04	30.92	30.92 to 30.92	45.04	45.04 to 45.04	10.25	9.47 to 12.21
2007	12.52	7.92 to 35.72	18.21	1.72 to 23.01	39.66	23.72 to 52.81	4.42	1.66 to 8.12
2006	8.10	5.95 to 30.68	32.02	6.93 to 40.91	42.29	33.09 to 49.31	2.82	0.00 to 7.32
2005	12.17	5.21 to 17.58	12.73	1.40 to 26.50	32.11	20.08 to 44.46	6.80	3.73 to 13.67
2004 and prior	17.98	5.73 to 40.30	8.17	0.00 to 23.89	25.85	0.00 to 43.11	8.00	2.52 to 43.58
Total Prime	14.31	5.21 to 40.30	13.74	0.00 to 40.91	31.38	0.00 to 52.81	6.89	0.00 to 43.58

Alt-A:
2007	6.42	4.34 to 8.01	55.09	44.30 to 63.59	48.53	43.79 to 53.48	3.98	(0.77) to 9.41
2006	6.76	6.03 to 7.26	53.57	45.08 to 60.35	52.30	43.46 to 58.78	1.46	0.00 to 4.37
2005	6.73	2.36 to 9.26	48.93	29.46 to 77.19	50.46	42.30 to 60.08	10.69	(0.02) to 35.58
2004 and prior	13.03	7.91 to 17.14	13.20	1.14 to 43.60	30.35	18.01 to 78.41	12.04	3.67 to 38.77
Total Alt-A	8.08	2.36 to 17.14	43.45	1.14 to 77.19	45.46	18.01 to 78.41	7.36	(0.77) to 38.77

Total	11.84	2.36 to 40.30	25.52	0.00 to 77.19	36.97	0.00 to 78.41	7.08	(0.77) to 43.58

For those securities for which an other-than-temporary impairment was determined to have occurred during the second quarter of 2012, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	Three Months Ended June 30,

	2012			2011
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(1)	$6	$(7)
Securities previously impaired prior to current period (1)	(8)	(8)	—	(36)	(31)	(5)

Total	$(8)	$(8)	$—	$(37)	$(25)	$(12)

(1)

For the three months ended June 30, 2012 and 2011, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to April 1, 2012 and 2011, respectively.

	Six Months Ended June 30,
	2012			2011
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(7)	$26	$(33)
Securities previously impaired prior to current period (1)	(15)	(15)	—	(82)	(78)	(4)

Total	$(15)	$(15)	$—	$(89)	$(52)	$(37)

(1)

For the six months ended June 30, 2012 and 2011, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2012 and 2011, respectively.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from five percent to 11.0 percent over the three- to nine-month period beginning April 1, 2012. For most of the housing markets, the declines were projected to occur over the three-month period beginning April 1, 2012.

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

The adverse case housing price scenario and associated results do not represent the Bank’s current expectations, and therefore should not be construed as a prediction of the Bank’s future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical adverse case housing price scenario provide a measure of the credit losses the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in the Bank’s base case assessment.

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

	Three Months Ended June 30, 2012
	Housing Price Scenario
	Base Case (2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than- Temporary Impairment Related to Credit Loss
Prime loans (1)	11	$492	$(8)	40	$2,365	$(39)
Alt-A (1)	1	166	—	6	452	(8)

Total	12	$658	$(8)	46	$2,817	$(47)

(1)	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.
(2)	Represents securities and related other-than-temporary-impairment credit losses for the three months ended June 30, 2012.

The Bank continues to actively monitor the credit quality of its private-label MBS investments. It is not possible to predict the magnitude of additional other-than temporary impairment losses in future periods because that prediction depends on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Many factors could influence the Bank’s future modeling assumptions, including economic, financial market, and housing market conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on its investment portfolio.

Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30,

2012 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

As of June 30, 2012, the Bank had $133.5 billion in total notional amount of derivatives outstanding compared to $139.7 billion at December 31, 2011. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of June 30, 2012, 90.1 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG, and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2011, 95.6 percent of the total notional amount of outstanding derivatives was represented by 18 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Natixis Financial Products, that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.

The following tables represent the credit ratings of and the Bank’s credit exposure to its derivative counterparties (in millions):

	As of June 30, 2012
	Notional Amount	Total Net Exposure at Fair Value (2)	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$3,647	$—	$—	$—
A	116,650	45	36	9
BBB	13,191	—	—	—
Member institutions (1)	4	1	1	—

Total derivatives	$133,492	$46	$37	$9

(1)  Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)  At June 30, 2012, the Bank had net credit exposure of $7 million due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.

	As of December 31, 2011
	Notional Amount	Total Net Exposure at Fair Value (2)	Total Net Exposure Collateralized	Net Exposure After Collateral
AA	$3,751	$—	$—	$—
A	129,805	40	27	13
BBB	6,125	—	—	—
Member institutions (1)	39	5	5	—

Total derivatives	$139,720	$45	$32	$13

(1)

Collateral held with respect to intermediated derivative financial instruments with member institutions represents either collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)	At December 31, 2011, the Bank had net credit exposure of $0 due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.

The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and any related collateral pledged to the Bank is of no value to the Bank.

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $126 million of collateral (at fair value) to its derivative counterparties as of June 30, 2012.

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

*	“Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank Chicago.

Bank has a retained interest. As of June 30, 2012, all of the Bank’s mortgage insurance providers have been rated below AA by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.

As of June 30, 2012 and 2011, the allowance for credit losses on MPF loans was $8 million and $0, respectively. The primary driver for the increased loan loss reserve was the increase in the Bank’s loss severity estimates. The loss severity rate used in the loan loss reserve methodology for MPF loans increased to 40.30 percent at June 30, 2012 from 19.14 percent at June 30, 2011. The increase was based on weakening performance of the Bank’s portfolio of MPF loans. The Bank uses actual loss claim data from its MPF loans to estimate future losses and experienced a significant increase in the loss severity amount for claims settled during the period. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool. Another factor contributing to the increased loan loss reserve was an increased percentage of seriously delinquent loans. The Bank’s seriously delinquent rate for conventional single-family residential mortgages increased to 6.48 percent as of June 30, 2012 from 4.98 percent as of June 30, 2011.

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

Changes in interest rates and spreads can have a direct effect on the value of the Bank’s assets and liabilities. As a result of the volume of the Bank’s interest-earning assets and interest-bearing liabilities, the component of market risk having the greatest effect on the Bank’s financial condition and results of operations is interest-rate risk. A description of the Bank’s management of interest-rate risk is contained in the Bank’s Form 10-K.

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

			As of June 30, 2012	As of December 31, 2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$8,093	$13,160
		Non-qualifying hedges	100	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	34,543	32,749
		Non-qualifying hedges	741	741
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,532	864
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	228	248

		Total	47,237	47,862

Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,990	2,678
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50

		Total	2,040	2,728

Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	56,898	46,674
		Non-qualifying hedges	2,500	1,100
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	12,064	26,403
		Non-qualifying hedges	—	1,000
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	100

		Total	71,482	75,297

			As of June 30, 2012	As of December 31, 2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	100	1,129

		Total	100	1,129

Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500

		Total	12,625	12,625

Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	8	79

		Total	8	79

Total notional amount			$133,492	$139,720

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2012			As of December 31, 2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.55	0.34	—	0.56	0.37	(0.03)
Liabilities	0.44	0.49	0.06	0.45	0.43	0.06
Equity	2.15	(1.95)	(0.89)	2.27	(0.53)	(1.33)
Effective duration gap	0.11	(0.15)	(0.06)	0.11	(0.06)	(0.09)

(1)

The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 12–Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. From December 31, 2011 to June 30, 2012, the Bank’s total capital decreased by $496 million and the market value of equity decreased by $175 million.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2012			As of December 31, 2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$114,819	$115,960	$116,387	$120,027	$121,356	$121,878
Liabilities	108,452	109,455	109,747	113,610	114,676	114,904
Equity	6,367	6,505	6,640	6,417	6,680	6,974

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

As of June 30, 2012, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2012, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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

MBS Proposed Settlement

In a separate matter, on January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed The Bank of New York Mellon, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. On July 23, 2012, Walnut Place LLC and certain of its affiliates who previously objected to the settlement formally withdrew from the proceeding. On July 31, 2012, The Western and Southern Life Insurance Company and other affiliated objectors also formally withdrew from the proceeding. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement. For further discussion of this proposed settlement and previous material developments, see the Bank’s Form 10-K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (2)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (3)

10.1	Federal Home Loan Bank of Atlanta 2012 Directors’ Compensation Policy, as amended July 26, 2012 +

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101	Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended June 30, 2012, filed on August 9, 2012, formatted in XBRL: (i) Statements of Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.+

(1)	Filed on March 17, 2006 with the Securities and Exchange Commission in the Bank’s Form 10 Registration Statement and incorporated herein by reference.

(2)	Filed on September 27, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

(3)	Filed on August 5, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date: August 9, 2012	By:	/s/ W. Wesley McMullan
	Name:	W. Wesley McMullan
	Title:	President and Chief Executive Officer

	By:	/s/ Kirk R. Malmberg
	Name:	Kirk R. Malmberg
	Title:	Executive Vice President and Chief Financial Officer