Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Atlanta
filed 2012-11-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-51845
 _____________________________________
FEDERAL HOME LOAN BANK OF ATLANTA
(Exact name of registrant as specified in its charter)
_____________________________________

Federally chartered corporation	56-6000442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 Peachtree Street, NE, Atlanta, Ga.	30309
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 888-8000
_____________________________________
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
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2012, was 51,751,166.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of
	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$12	$6
Interest-bearing deposits (including deposits with other FHLBank of $2 as of September 30, 2012 and December 31, 2011)	1,005	1,203
Securities purchased under agreements to resell	250	—
Federal funds sold	7,014	12,630
Trading securities (includes other FHLBank’s bond of $80 and $82 as of September 30, 2012 and December 31, 2011, respectively)	2,393	3,120
Available-for-sale securities	2,770	2,942
Held-to-maturity securities (fair value of $16,475 and $16,242 as of September 30, 2012 and December 31, 2011, respectively)	16,286	16,243
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $10 and $6 as of September 30, 2012 and December 31, 2011, respectively	1,335	1,633
Advances	80,543	86,971
Accrued interest receivable	264	314
Premises and equipment, net	32	35
Derivative assets	40	18
Other assets	134	155
Total assets	$112,078	$125,270
Liabilities
Interest-bearing deposits	$2,061	$2,655
Consolidated obligations, net:
Discount notes	21,767	24,330
Bonds	81,434	90,662
Total consolidated obligations, net	103,201	114,992
Mandatorily redeemable capital stock	42	286
Accrued interest payable	299	286
Affordable Housing Program payable	93	109
Derivative liabilities	160	241
Other liabilities	127	140
Total liabilities	105,983	118,709
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 12 as of September 30, 2012 and December 31, 2011	1,156	1,250
Subclass B2 issued and outstanding shares: 36 and 45 as of September 30, 2012 and December 31, 2011, respectively	3,635	4,468
Total capital stock Class B putable	4,791	5,718
Retained earnings:
Restricted	60	19
Unrestricted	1,341	1,235
Total retained earnings	1,401	1,254
Accumulated other comprehensive loss	(97)	(411)
Total capital	6,095	6,561
Total liabilities and capital	$112,078	$125,270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Advances	$74	$51	$216	$181
Prepayment fees on advances, net	1	2	6	7
Interest-bearing deposits	2	1	5	3
Federal funds sold	4	6	14	18
Trading securities	28	37	90	118
Available-for-sale securities	40	42	125	131
Held-to-maturity securities	71	95	232	309
Mortgage loans held for portfolio	18	24	59	75
Total interest income	238	258	747	842
Interest expense
Consolidated obligations:
Discount notes	6	4	15	15
Bonds	140	144	449	472
Deposits	—	—	1	1
Mandatorily redeemable capital stock	1	1	3	3
Total interest expense	147	149	468	491
Net interest income	91	109	279	351
Provision for credit losses	1	—	4	—
Net interest income after provision for credit losses	90	109	275	351
Noninterest income (loss)
Total other-than-temporary impairment losses	—	(8)	—	(45)
Net amount of impairment losses reclassified from other comprehensive loss	(1)	(11)	(16)	(63)
Net impairment losses recognized in earnings	(1)	(19)	(16)	(108)
Net (losses) gains on trading securities	(9)	36	(42)	22
Net gains (losses) on derivatives and hedging activities	30	(67)	83	(41)
Letters of credit fees	5	6	14	14
Other	(1)	—	2	2
Total noninterest income (loss)	24	(44)	41	(111)
Noninterest expense
Compensation and benefits	15	15	46	50
Other operating expenses	11	10	29	29
Finance Agency	2	2	8	8
Office of Finance	2	1	4	4
Other	—	1	—	(8)
Total noninterest expense	30	29	87	83
Income before assessments	84	36	229	157
Assessments:
Affordable Housing Program	8	4	23	14
REFCORP	—	—	—	22
Total assessments	8	4	23	36
Net income	$76	$32	$206	$121

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$76	$32	$206	$121
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	(2)	—	(28)
Net change in fair value on other-than-temporary impairment available-for-sale securities	188	(32)	297	22
Reclassification of noncredit portion of impairment losses included in net income	1	13	16	91
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	189	(21)	313	85
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	(2)	—	(28)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	2	—	28
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—
Pension and postretirement benefits:
Total other comprehensive income	—	—	1	—
Total other comprehensive income (loss)	189	(21)	314	85
Total comprehensive income	$265	$11	$520	$206

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2010	72	$7,224	$—	$1,124	$1,124	$(402)	$7,946
Issuance of capital stock	2	173	—	—	—	—	173
Repurchase/redemption of capital stock	(14)	(1,440)	—	—	—	—	(1,440)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(47)	—	—	—	—	(47)
Comprehensive income	—	—	6	115	121	85	206
Cash dividends on capital stock	—	—	—	(42)	(42)	—	(42)
Balance, September 30, 2011	59	$5,910	$6	$1,197	$1,203	$(317)	$6,796
Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	8	799	—	—	—	—	799
Repurchase/redemption of capital stock	(16)	(1,667)	—	—	—	—	(1,667)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(59)	—	—	—	—	(59)
Comprehensive income	—	—	41	165	206	314	520
Cash dividends on capital stock	—	—	—	(59)	(59)	—	(59)
Balance, September 30, 2012	48	$4,791	$60	$1,341	$1,401	$(97)	$6,095

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$206	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(32)	(24)
Provision for credit losses	4	—
Loss due to change in net fair value adjustment on derivative and hedging activities	160	376
Net change in fair value adjustment on trading securities	42	(22)
Net impairment losses recognized in earnings	16	108
Loss on disposal of fixed assets and capital software costs	1	—
Net change in:
Accrued interest receivable	50	70
Other assets	14	31
Affordable Housing Program payable	(18)	(12)
Accrued interest payable	13	(17)
Payable to REFCORP	—	(20)
Other liabilities	(13)	(30)
Total adjustments	237	460
Net cash provided by operating activities	443	581
Investing activities
Net change in:
Interest-bearing deposits	280	(1,910)
Securities purchased under agreements to resell	(250)	—
Federal funds sold	5,616	(739)
Trading securities:
Proceeds from maturities	690	272
Available-for-sale securities:
Proceeds from maturities	479	589
Held-to-maturity securities:
Net change in short-term	75	90
Proceeds from maturities of long-term	3,259	3,394
Purchases of long-term	(3,382)	(3,634)
Advances:
Proceeds from principal collected	131,679	54,701
Made	(125,387)	(40,277)
Mortgage loans held for portfolio:
Proceeds from principal collected	283	284
Proceeds from sale of foreclosed assets	10	12
Purchase of premise, equipment and software	(3)	(4)
Net cash provided by investing activities	13,349	12,778

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)

	Nine Months Ended September 30,
	2012	2011
Financing activities
Net change in deposits	(564)	39
Net payments on derivatives containing a financing element	(250)	(379)
Proceeds from issuance of consolidated obligations:
Discount notes	240,007	780,788
Bonds	49,297	61,612
Payments for debt issuance costs	(7)	(12)
Payments for maturing and retiring consolidated obligations:
Discount notes	(242,574)	(788,638)
Bonds	(58,465)	(65,204)
Proceeds from issuance of capital stock	799	173
Payments for repurchase/redemption of capital stock	(1,667)	(1,440)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(303)	(257)
Cash dividends paid	(59)	(42)
Net cash used in financing activities	(13,786)	(13,360)
Net increase (decrease) in cash and due from banks	6	(1)
Cash and due from banks at beginning of the period	6	5
Cash and due from banks at end of the period	$12	$4
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$476	$536
Affordable Housing Program assessments, net	$40	$24
REFCORP assessments	$—	$42
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$59	$47
Transfer of held-to-maturity securities to available-for-sale securities	$6	$369
Transfers of mortgage loans to real estate owned	$11	$13

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
A description of the Bank’s significant accounting policies is included in Note 2–Summary of Significant Accounting Policies to the 2011 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of September 30, 2012.

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

Note 3—Trading Securities
Major Security Types. Trading securities were as follows:

	As of September 30, 2012	As of December 31, 2011
Government-sponsored enterprises debt obligations	$2,312	$3,035
Other FHLBank’s bond (1)	80	82
State or local housing agency debt obligations	1	3
Total	$2,393	$3,120
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized and realized (losses) gains on trading securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized (losses) gains on trading securities held at period end	$(9)	$36	$(35)	$28
Net unrealized/realized losses on trading securities sold/matured during the period	—	—	(7)	(6)
Net (losses) gains on trading securities	$(9)	$36	$(42)	$22

As of September 30, 2012 and December 31, 2011, 99.9 percent of the Bank’s fixed-rate trading securities were swapped and all of the Bank’s variable-rate trading securities were swapped.

Note 4—Available-for-sale Securities
During the nine-month periods ended September 30, 2012 and 2011, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2012			2011
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$6	$—	$6	$322	$20	$302
Transferred at June 30,	—	—	—	52	6	46
Transferred at September 30,	—	—	—	23	2	21
Total	$6	$—	$6	$397	$28	$369

Major Security Types. Available-for-sale securities were as follows:

	As of September 30, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$2,855	$156	$71	$—	$2,770

	As of December 31, 2011
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$3,340	$392	$12	$18	$2,942

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	1	$1	$—	29	$1,479	$156	30	$1,480	$156

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	10	$635	$26	42	$2,053	$384	52	$2,688	$410

The Bank did not swap any of its available-for-sale securities as of September 30, 2012 and December 31, 2011.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of September 30, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,794	$138	$40	$—	$1,696

	As of December 31, 2011
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,027	$287	$1	$12	$1,729

Note 5—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of September 30, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$575	$—	$—	$575	$650	$—	$—	$650
State or local housing agency debt obligations	110	2	—	112	100	1	—	101
Government-sponsored enterprises debt obligations	1,358	1	—	1,359	1,111	1	—	1,112
Mortgage-backed securities:
U.S. agency obligations-guaranteed	673	8	—	681	803	8	—	811
Government-sponsored enterprises	10,625	192	2	10,815	9,886	185	5	10,066
Private-label	2,945	33	45	2,933	3,693	28	219	3,502
Total	$16,286	$236	$47	$16,475	$16,243	$223	$224	$16,242

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	4	$375	$—	—	$—	$—	4	$375	$—
Mortgage-backed securities:
Government-sponsored enterprises	2	177	—	3	90	2	5	267	2
Private-label	1	42	—	56	1,435	45	57	1,477	45
Total	7	$594	$—	59	$1,525	$47	66	$2,119	$47

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	3	$350	$—	—	$—	$—	3	$350	$—
Government-sponsored enterprises debt obligations	3	194	—	—	—	—	3	194	—
Mortgage-backed securities:
Government-sponsored enterprises	9	1,104	3	10	804	2	19	1,908	5
Private-label	23	437	8	59	1,656	211	82	2,093	219
Total	38	$2,085	$11	69	$2,460	$213	107	$4,545	$224

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of September 30, 2012		As of December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$619	$619	$703	$702
Due after one year through five years	1,424	1,427	1,158	1,161
Total non-mortgage-backed securities	2,043	2,046	1,861	1,863
Mortgage-backed securities	14,243	14,429	14,382	14,379
Total	$16,286	$16,475	$16,243	$16,242

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $11 and $13 as of September 30, 2012 and December 31, 2011, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of September 30, 2012				As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$973	$11	$15	$969	$1,226	$10	$56	$1,180

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
The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at purchase date. The “AAA”-rated securities achieved their ratings through credit enhancement, overcollateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase date.
Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2012.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2012 assumed current-to-trough home price declines ranging from zero percent (for those housing markets that are believed to have reached their trough) to four percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from one percent to two percent over the three-month period beginning July 1, 2012.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months as of September 30, 2012:

Months	Annualized Rates (%)
1 to 6	0.00 to 2.80
7 to 18	0.00 to 3.00
19 to 24	1.00 to 4.00
25 to 30	2.00 to 4.00
31 to 42	2.00 to 5.00
43 to 66	2.00 to 6.00
Thereafter	2.30 to 5.60

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, were then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities, as noted in the below table, based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.
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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended September 30, 2012 as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2006	8.29	7.06 to 8.74	27.87	25.76 to 33.76	42.90	42.03 to 45.33	(0.10)	(0.13) to 0.00
Alt-A:
2006	6.31	6.31 to 6.31	58.78	58.78 to 58.78	56.45	56.45 to 56.45	0.03	0.03 to 0.03
2005	9.07	9.07 to 9.07	34.10	34.10 to 34.10	38.19	38.19 to 38.19	5.21	5.21 to 5.21
Total Alt-A	6.81	6.31 to 9.07	54.33	34.10 to 58.78	53.16	38.19 to 56.45	0.96	0.03 to 5.21
Total	7.75	6.31 to 9.07	37.59	25.76 to 58.78	46.67	38.19 to 56.45	0.29	(0.13) to 5.21

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance of credit losses previously recognized in earnings, beginning of period	$597	$553	$582	$464
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	—	10
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	19	16	98
Balance of cumulative credit losses recognized in earnings, end of period	$598	$572	$598	$572

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost basis of the securities, the Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. This assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances
Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of September 30, 2012	As of December 31, 2011
Overdrawn demand deposit accounts	$—	$3
Due in one year or less	30,422	36,542
Due after one year through two years	9,992	11,173
Due after two years through three years	6,131	7,851
Due after three years through four years	4,716	3,881
Due after four years through five years	8,868	5,836
Due after five years	16,208	17,283
Total par value	76,337	82,569
Discount on AHP (1) advances	(11)	(12)
Discount on EDGE (2) advances	(9)	(10)
Hedging adjustments	4,232	4,431
Deferred commitment fees	(6)	(7)
Total	$80,543	$86,971
 ____________

(1)	The Affordable Housing Program

(2)	The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of September 30, 2012	As of December 31, 2011
Overdrawn demand deposit accounts	$—	$3
Due or convertible in one year or less	35,577	42,376
Due or convertible after one year through two years	9,910	11,946
Due or convertible after two years through three years	6,272	7,716
Due or convertible after three years through four years	4,302	3,464
Due or convertible after four years through five years	7,073	5,021
Due or convertible after five years	13,203	12,043
Total par value	$76,337	$82,569

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of September 30, 2012	As of December 31, 2011
Fixed-rate:
Due in one year or less	$27,729	$32,389
Due after one year	37,401	38,811
Total fixed-rate	65,130	71,200
Variable-rate:
Due in one year or less	2,693	4,156
Due after one year	8,514	7,213
Total variable-rate	11,207	11,369
Total par value	$76,337	$82,569

As of September 30, 2012 and December 31, 2011, 64.1 percent and 65.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 30.7 percent and 9.79 percent respectively, of the Bank’s variable-rate advances were swapped.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2012 and December 31, 2011. No advance was past due as of September 30, 2012 and December 31, 2011.
The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions and credit unions and further is concentrated in certain larger borrowing relationships. As of September 30, 2012 and December 31, 2011, the concentration of the Bank’s advances was $56,073 and $56,991 respectively, to 10 member institutions, and representing 73.5 percent and 69.0 percent, respectively, of total advances outstanding.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of September 30, 2012	As of December 31, 2011
Fixed-rate	$76,153	$84,571
Step up/down	3,067	2,978
Simple variable-rate	1,000	1,850
Variable-rate capped floater	20	20
Total par value	$80,240	$89,419

As of September 30, 2012 and December 31, 2011, 81.2 percent and 81.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped and 1.96 percent and 6.42 percent, respectively, of the Bank’s variable-rate consolidated obligation bonds were swapped.
Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of September 30, 2012		As of December 31, 2011
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$51,359	0.82	$48,163	0.57
Due after one year through two years	12,667	1.90	20,987	1.83
Due after two years through three years	1,495	2.14	7,927	2.40
Due after three years through four years	3,426	3.72	2,083	2.65
Due after four years through five years	6,391	2.80	4,005	3.79
Due after five years	4,902	2.82	6,254	3.97
Total par value	80,240	1.41	89,419	1.46
Premiums	86		101
Discounts	(37)		(38)
Hedging adjustments	1,145		1,180
Total	$81,434		$90,662

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of September 30, 2012	As of December 31, 2011
Noncallable	$71,368	$60,794
Callable	8,872	28,625
Total par value	$80,240	$89,419

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of September 30, 2012	As of December 31, 2011
Due or callable in one year or less	$55,754	$60,321
Due or callable after one year through two years	12,007	17,467
Due or callable after two years through three years	1,035	3,284
Due or callable after three years through four years	3,088	1,110
Due or callable after four years through five years	6,061	2,870
Due or callable after five years	2,295	4,367
Total par value	$80,240	$89,419

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted- average Interest Rate (%)
As of September 30, 2012	$21,767	$21,773	0.12
As of December 31, 2011	$24,330	$24,331	0.03

As of September 30, 2012 and December 31, 2011, 0.00 percent and 4.64 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped to a variable rate.

Note 9—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank was in compliance with the Federal Housing Finance Agency (Finance Agency) regulatory capital rules and requirements, as shown in the following table:

	As of September 30, 2012		As of December 31, 2011
	Required	Actual	Required	Actual
Risk based capital	$1,705	$6,234	$1,951	$7,258
Total capital-to-assets ratio	4.00%	5.56%	4.00%	5.79%
Total regulatory capital (1)	$4,483	$6,234	$5,011	$7,258
Leverage ratio	5.00%	8.34%	5.00%	8.69%
Leverage capital	$5,604	$9,351	$6,264	$10,887
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $42 and $286 in mandatorily redeemable capital stock as of September 30, 2012 and December 31, 2011, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$115	$385	$286	$529
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of nonmember status	6	32	87	69
Withdrawal	—	—	1	1
Repurchase/redemption of mandatorily redeemable capital stock	(79)	(85)	(303)	(257)
Capital stock no longer subject to redemption due to the transfer of stock from a nonmember to a member	—	(13)	(29)	(23)
Balance, end of period	$42	$319	$42	$319

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of September 30, 2012	As of December 31, 2011
Due in one year or less	$—	$4
Due after one year through two years	4	8
Due after two years through three years	5	52
Due after three years through four years	2	122
Due after four years through five years	31	99
Due after five years	—	1
Total	$42	$286

Note 10—Accumulated Other Comprehensive Loss
Components comprising accumulated other comprehensive loss were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2010	$(10)	$(392)	$(402)
Current period other comprehensive income	—	85	85
Balance, September 30, 2011	$(10)	$(307)	$(317)
Balance, December 31, 2011	$(13)	$(398)	$(411)
Current period other comprehensive income	1	313	314
Balance, September 30, 2012	$(12)	$(85)	$(97)

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
Financial Statement Effect and Additional Financial Information
Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the items being hedged and any offsets between the two.
The following table summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of September 30, 2012			As of December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$106,005	$1,278	$(4,202)	$120,999	$1,344	$(4,467)
Total derivatives in hedging relationships	106,005	1,278	(4,202)	120,999	1,344	(4,467)
Derivatives not designated as hedging instruments:
Interest rate swaps	7,292	14	(546)	6,221	14	(567)
Interest rate caps or floors	12,500	23	(18)	12,500	64	(53)
Total derivatives not designated as hedging instruments	19,792	37	(564)	18,721	78	(620)
Total derivatives before netting and collateral adjustments	$125,797	1,315	(4,766)	$139,720	1,422	(5,087)
Netting adjustments		(1,218)	1,218		(1,377)	1,377
Cash collateral and related accrued interest		(57)	3,388		(27)	3,469
Total collateral and netting adjustments (1)		(1,275)	4,606		(1,404)	4,846
Derivative assets and derivative liabilities		$40	$(160)		$18	$(241)
___________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income:

	Three Months Ended September 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$49	$28
Total net gains related to fair value hedge ineffectiveness	49	28
Derivatives not designated as hedging instruments:
Interest rate swaps	6	(40)
Interest rate caps or floors	(1)	(20)
Net interest settlements	(24)	(35)
Total net losses related to derivatives not designated as hedging instruments	(19)	(95)
Net gains (losses) on derivatives and hedging activities	$30	$(67)
	Nine Months Ended September 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$136	$101
Total net gains related to fair value hedge ineffectiveness	136	101
Derivatives not designated as hedging instruments:
Interest rate swaps	30	(15)
Interest rate caps or floors	(5)	(19)
Net interest settlements	(78)	(108)
Total net losses related to derivatives not designated as hedging instruments	(53)	(142)
Net gains (losses) on derivatives and hedging activities	$83	$(41)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	Three Months Ended September 30, 2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$17	$45	$62	$(337)
Consolidated obligation bonds	—	(13)	(13)	140
Total	$17	$32	$49	$(197)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Three Months Ended September 30, 2011
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(889)	$912	$23	$(491)
Consolidated obligation bonds	169	(164)	5	200
Total	$(720)	$748	$28	$(291)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30, 2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$169	$—	$169	$(1,085)
Consolidated obligation bonds	(45)	12	(33)	429
Total	$124	$12	$136	$(656)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	Nine Months Ended September 30, 2011
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(508)	$618	$110	$(1,622)
Consolidated obligations:
Bonds	162	(171)	(9)	634
Discount notes	(2)	2	—	2
Total	$(348)	$449	$101	$(986)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, the Bank presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of September 30, 2012.
The following table presents credit exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of September 30, 2012	As of December 31, 2011
Total net exposure at fair value (1)	$97	$45
Cash collateral held	57	27
Net positive exposure after cash collateral	40	18
Other collateral	—	5
Net exposure after collateral (2)	$40	$13
____________

(1)	Includes net accrued interest receivable of $34 and $1 as of September 30, 2012 and December 31, 2011, respectively.

(2)
The Bank had net credit exposure of $3 and $0 at September 30, 2012 and December 31, 2011, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2012 was $3,545 for which the Bank has posted collateral of $3,388 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $132 of collateral (at fair value) to its derivative counterparties as of September 30, 2012.

Note 12—Estimated Fair Values
The Bank records trading securities, available-for-sale securities, and derivative assets and liabilities at fair value. A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair value hierarchy, valuation techniques, and significant inputs is disclosed in Note 19–Estimated Fair Values to the 2011 audited financial statements contained in the Bank’s Form 10-K. There have been no changes in the fair value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine-month period ended September 30, 2012.
Fair Value on a Recurring Basis. The following tables present for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of September 30, 2012
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$2,312	$—	$—	$2,312
Other FHLBank’s bond	—	80	—	—	80
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	2,393	—	—	2,393
Available-for-sale securities:
Private-label MBS	—	—	2,770	—	2,770
Derivative assets:
Interest-rate related	—	1,315	—	(1,275)	40
Total assets at fair value	$—	$3,708	$2,770	$(1,275)	$5,203
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,766)	$—	$4,606	$(160)
Total liabilities at fair value	$—	$(4,766)	$—	$4,606	$(160)
____________

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
____________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	Nine Months Ended September 30,
	2012	2011
Balance, beginning of period	$2,942	$3,319
Transfer of private-label MBS from held-to-maturity to available-for-sale	6	369
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(16)	(101)
Included in other comprehensive loss (2)	313	113
Accretion of credit losses in net interest income	4	(9)
Settlements	(479)	(589)
Balance, end of period	$2,770	$3,102
____________

(1)	Related to available-for-sale securities held at period end.

(2)
This amount is included in other comprehensive loss within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of September 30, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$12	$12	$12	$—	$—	$—
Interest bearing-deposits	1,005	1,005	—	1,005	—	—
Securities purchased under agreements to resell	250	250	—	250	—	—
Federal funds sold	7,014	7,014	—	7,014	—	—
Trading securities	2,393	2,393	—	2,393	—	—
Available-for-sale securities	2,770	2,770	—	—	2,770	—
Held-to-maturity securities	16,286	16,475	—	13,542	2,933	—
Mortgage loans held for portfolio, net	1,335	1,483	—	1,483	—	—
Advances	80,543	81,145	—	81,145	—	—
Accrued interest receivable	264	264	—	264	—	—
Derivative assets	40	40	—	1,315	—	(1,275)
Liabilities:
Interest-bearing deposits	(2,061)	(2,061)	—	(2,061)	—	—
Consolidated obligations, net:
Discount notes	(21,767)	(21,769)	—	(21,769)	—	—
Bonds	(81,434)	(82,321)	—	(82,321)	—	—
Mandatorily redeemable capital stock	(42)	(42)	(42)	—	—	—
Accrued interest payable	(299)	(299)	—	(299)	—	—
Derivative liabilities	(160)	(160)	—	(4,766)	—	4,606

	As of December 31, 2011
	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$6	$6
Interest-bearing deposits	1,203	1,203
Federal funds sold	12,630	12,629
Trading securities	3,120	3,120
Available-for-sale securities	2,942	2,942
Held-to-maturity securities	16,243	16,242
Mortgage loans held for portfolio, net	1,633	1,796
Advances	86,971	87,655
Accrued interest receivable	314	314
Derivative assets	18	18
Liabilities:
Interest-bearing deposits	(2,655)	(2,655)
Consolidated obligations, net:
Discount notes	(24,330)	(24,330)
Bonds	(90,662)	(91,839)
Mandatorily redeemable capital stock	(286)	(286)
Accrued interest payable	(286)	(286)
Derivative liabilities	(241)	(241)

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
The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $572,473 and $578,118 as of September 30, 2012 and December 31, 2011, respectively, exclusive of the Bank’s own outstanding consolidated obligations.
The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2012	As of December 31, 2011
Outstanding notional	$18,572	$21,510
Original terms (1)	Less than 12 months to 20 years	Less than 12 months to 20 years
Final expiration year	2030	2030
____________

(1)
The Bank had three standby letters of credit for a total of $6 as of September 30, 2012, and no standby letters of credit as of December 31, 2011, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $63 and $80 as of September 30, 2012 and December 31, 2011, respectively. Based on the Bank's credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2012 and December 31, 2011. Such commitments would be recorded as derivatives at their fair values.
As of September 30, 2012, the Bank had committed to the issuance of $1,653 (par value) in consolidated obligation bonds, of which $1,631 were hedged with associated interest rate swaps that had traded but not yet settled. As of December 31, 2011, the Bank had committed to the issuance of $3,492 (par value) in consolidated obligation bonds, of which $3,475 were hedged with associated interest rate swaps that had traded but not yet settled.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 11.9 percent of the Bank’s total regulatory capital stock as of September 30, 2012, was considered a related party. Total advances outstanding to Bank of America, National Association were $9,989 and $16,039 as of September 30, 2012 and December 31, 2011, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of September 30, 2012 and December 31, 2011. No mortgage loans or mortgage-backed securities were acquired from Bank of America, National Association during the nine-month periods ended September 30, 2012 and 2011.

Note 15—Subsequent Events
On October 25, 2012, the Bank’s board of directors approved a cash dividend for the third quarter of 2012 in the amount of $30. The Bank paid the third quarter 2012 dividend on November 6, 2012.
On October 30, 2012, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase all membership excess capital stock and activity-based excess capital stock on November 19, 2012. Shareholders with excess capital stock on the repurchase date may not opt out of the repurchase. As of September 30, 2012, the Bank had a total of $239 in outstanding excess capital stock.

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
The discussion presented below provides an analysis of the Bank’s results of operations and financial condition for the third quarter and the first nine months ended September 30, 2012 and 2011. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2011.

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
Financial Condition
As of September 30, 2012, total assets were $112.1 billion, a decrease of $13.2 billion, or 10.5 percent, from December 31, 2011. This decrease was primarily due to a $6.4 billion, or 7.39 percent, decrease in advances and a $6.4 billion, or 17.8 percent, decrease in total investments. Advances, the largest asset on the Bank’s balance sheet, decreased as a result of scheduled maturities, prepayments, and members’ significant liquidity. The decrease in total investments was primarily due to a $5.6 billion decrease in short-term investments as further discussed in Management's Discussion and Analysis—Financial Condition—Investments below.

As of September 30, 2012, total liabilities were $106.0 billion, a decrease of $12.7 billion, or 10.7 percent, from December 31, 2011. This decrease was primarily due to a $11.8 billion, or 10.3 percent, decrease in COs. The decrease in COs corresponds to the decrease in demand for advances by the Bank’s members during the period.
As of September 30, 2012, total capital was $6.1 billion, a decrease of $466 million, or 7.10 percent, from December 31, 2011. This decrease was primarily due to the repurchase of $1.7 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $799 million of capital stock, and a $314 million decrease in accumulated other comprehensive loss during the period. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.
Results of Operations
The Bank recorded net income of $76 million for the third quarter of 2012, an increase of $44 million, or 140 percent, from net income of $32 million for the third quarter of 2011. The increase in net income was primarily due to a $68 million increase in noninterest income, partially offset by a $18 million decrease in net interest income and a $4 million increase in total assessments. These items are discussed in more detail in Management’s Discussion and Analysis–Results of Operations below.
The Bank recorded net income of $206 million for the first nine months of 2012, an increase of $85 million, or 70.8 percent, from net income of $121 million during the same period in 2011. The increase in net income was primarily due to a $152 million increase in noninterest income, partially offset by a $72 million decrease in net interest income. These items are discussed in more detail in Management’s Discussion and Analysis–Results of Operations below.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank’s annualized ROE was 5.04 percent for the third quarter of 2012, compared to 1.78 percent for the third quarter of 2011. Annualized ROE increased for the third quarter of 2012, compared to the third quarter of 2011, primarily as a result of an increase in net income, and a decrease in average total capital during the period. Annualized ROE spread to three-month average LIBOR increased to 461 basis points for the third quarter of 2012, compared to 148 basis points for the third quarter of 2011. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s annualized ROE was 4.31 percent for the first nine months of 2012, compared to 2.13 percent during the same period in 2011. Annualized ROE increased for the first nine months of 2012, compared to the same period in 2011, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period. ROE spread to three-month average LIBOR increased to 384 basis points for the first nine months of 2012, compared to 184 basis points for the same period in 2011. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s interest rate spread was 26 basis points and 31 basis points for the third quarter of 2012 and 2011, respectively, and 26 basis points and 33 basis points for the first nine months of 2012 and 2011, respectively. The decrease in the Bank’s interest rate spread during the third quarter and first nine months of 2012, compared to the same periods in 2011, was primarily due to a decrease in yield on the Bank’s long-term investment portfolio during the periods.
Business Outlook
The challenges facing the Bank remain largely unchanged from those identified in the outlook discussion in the Bank’s Form 10-K. Advances have fluctuated from quarter to quarter during 2012 but are beginning to reflect some stabilization as borrowers renew existing advances and show modest demand for new advances. The majority of these new advances are short-term advances subject to refinancing risk. The Bank expects advances to continue to fluctuate through the end of the year.
The Bank has seen some recovery in fair market values for some of its private-label MBS. The credit related portion of other-than-temporary impairment losses recognized in earnings was lower for the third quarter of 2012 compared to the third quarter of 2011. However, other-than-temporary impairment losses have been highly volatile and recent reports of improvements in the housing market are still tentative. If the loans underlying the Bank’s securities further deteriorate or if certain assumptions related to forecasts of home prices, prepayments, defaults, or loss severities continue to decline, the Bank could record additional other-than-temporary impairment losses.

The Bank continues to face challenges to net income as advances and investments decline in a low interest rate environment with few attractive reinvestment opportunities.
On October 30, 2012, the Bank announced that it will repurchase all excess membership and activity-based capital stock on November 19, 2012, and will resume daily excess activity-based capital stock repurchases beginning on November 20, 2012, subject to a $100,000 threshold and other provisions of the Bank's capital plan. The return to daily excess stock repurchases may have some positive impact on members' demand for advances and the Bank's ROE.

Selected Financial Data
The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Statements of Condition (at period end)
Total assets	$112,078	$119,440	$109,137	$125,270	$118,852
Investments (1)	29,718	35,701	34,536	36,138	41,204
Mortgage loans held for portfolio	1,345	1,432	1,534	1,639	1,743
Allowance for credit losses on mortgage loans	(10)	(9)	(9)	(6)	(1)
Advances	80,543	81,842	72,441	86,971	75,363
Interest-bearing deposits	2,061	2,133	3,078	2,655	3,170
Consolidated obligations, net:
Discount notes	21,767	21,427	16,178	24,330	16,057
Bonds	81,434	89,079	81,719	90,662	91,720
Total consolidated obligations, net (2)	103,201	110,506	97,897	114,992	107,777
Mandatorily redeemable capital stock	42	115	328	286	319
Affordable Housing Program payable	93	98	109	109	115
Capital stock - putable	4,791	5,007	5,899	5,718	5,910
Retained earnings	1,401	1,344	1,306	1,254	1,203
Accumulated other comprehensive loss	(97)	(286)	(285)	(411)	(317)
Total capital	6,095	6,065	6,920	6,561	6,796
Statements of Income (for the period ended)
Net interest income	91	103	85	108	109
Provision for credit losses	1	—	3	5	—
Net impairment losses recognized in earnings	(1)	(8)	(7)	(10)	(19)
Net (losses) gains on trading securities	(9)	(4)	(29)	(20)	36
Net gains (losses) on derivatives and hedging activities	30	(1)	54	32	(67)
Letters of credit fees	5	4	5	5	6
Other income (3)	(1)	3	—	—	—
Noninterest expense	30	30	27	40	29
Income before assessments	84	67	78	70	36
Assessments (4)	8	7	8	7	4
Net income	76	60	70	63	32
Performance Ratios (%)
Return on equity (5)	5.04	3.76	4.18	3.85	1.78
Return on assets (6)	0.26	0.20	0.23	0.21	0.10
Net interest margin (7)	0.31	0.34	0.28	0.35	0.36
Regulatory capital ratio (at year end) (8)	5.56	5.41	6.90	5.79	6.25
Equity to assets ratio (9)	5.15	5.25	5.43	5.39	5.77
Dividend payout ratio (10)	25.57	36.94	24.94	19.70	40.09

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2012	$572,473
June 30, 2012	575,874
March 31, 2012	561,317
December 31, 2011	578,118
September 30, 2011	590,231

(3)	Other income includes service fees and other.

(4)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their REFCORP obligation.

(5)	Calculated as net income divided by average total equity.

(6)	Calculated as net income divided by average total assets.

(7)	Net interest margin is net interest income as a percentage of average earning assets.

(8)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.

(9)	Calculated as average equity divided by average total assets.

(10)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of September 30, 2012		As of December 31, 2011		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$80,543	71.87	$86,971	69.43	$(6,428)	(7.39)
Long-term investments	20,874	18.62	21,655	17.29	(781)	(3.60)
Short-term investments	8,844	7.89	14,483	11.56	(5,639)	(38.94)
Mortgage loans, net	1,335	1.19	1,633	1.30	(298)	(18.21)
Other assets	482	0.43	528	0.42	(46)	(8.90)
Total assets	$112,078	100.00	$125,270	100.00	$(13,192)	(10.53)
Consolidated obligations, net:
Discount notes	$21,767	20.54	$24,330	20.50	$(2,563)	(10.53)
Bonds	81,434	76.84	90,662	76.37	(9,228)	(10.18)
Deposits	2,061	1.94	2,655	2.24	(594)	(22.39)
Other liabilities	721	0.68	1,062	0.89	(341)	(32.09)
Total liabilities	$105,983	100.00	$118,709	100.00	$(12,726)	(10.72)
Capital stock	$4,791	78.61	$5,718	87.15	$(927)	(16.21)
Retained earnings	1,401	22.98	1,254	19.11	147	11.73
Accumulated other comprehensive loss	(97)	(1.59)	(411)	(6.26)	314	76.47
Total capital	$6,095	100.00	$6,561	100.00	$(466)	(7.10)

Advances
The decrease in advances from December 31, 2011, to September 30, 2012 was due to maturing advances, prepayments, and fluctuating demand for new advances. The Bank has not seen a discernible impact on either the volume of advances or the distribution of advances outstanding by year of maturity as a result of the Federal Reserve Board’s (Federal Reserve) recent announcements that it expects to maintain short-term interest rates near zero through 2015. As of September 30, 2012, 85.3 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of September 30, 2012 and December 31, 2011, 64.1 percent and 65.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 30.7 percent and 9.79 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.
The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of September 30, 2012		As of December 31, 2011
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$10,724	14.05	$10,977	13.29
Fixed rate (1)	30,402	39.83	37,038	44.86
Hybrid	27,533	36.07	25,082	30.38
Convertible	5,690	7.45	8,276	10.02
Amortizing (2)	1,988	2.60	1,196	1.45
Total par value	$76,337	100.00	$82,569	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.
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
The Bank’s short-term investments consist of interest-bearing deposits, certificates of deposit, securities purchased under agreements to resell, and overnight and term federal funds sold. The Bank’s long-term investments consist of MBS issued by government-sponsored mortgage agencies or private securities that, at purchase, carried the highest rating from Moody’s or S&P, securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and consolidated obligations issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in the short-term money markets.

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of September 30, 2012	As of December 31, 2011	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,005	$1,203	$(198)	(16.47)
Certificates of deposit	575	650	(75)	(11.54)
Securities purchased under agreements to resell	250	—	250	*
Federal funds sold	7,014	12,630	(5,616)	(44.47)
Total short-term investments	8,844	14,483	(5,639)	(38.94)
Long-term investments:
State or local housing agency debt obligations	111	103	8	7.73
U.S. government agency debt obligations	3,750	4,228	(478)	(11.31)
Mortgage-backed securities:
U.S. government agency securities	11,298	10,689	609	5.70
Private-label	5,715	6,635	(920)	(13.86)
Total mortgage-backed securities	17,013	17,324	(311)	(1.79)
Total long-term investments	20,874	21,655	(781)	(3.60)
Total investments	$29,718	$36,138	$(6,420)	(17.76)
____________

(1)
As of September 30, 2012 and December 31, 2011, interest-bearing deposits includes a $1.0 billion and $1.2 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

* Not Meaningful

The decrease in short-term investments from December 31, 2011 to September 30, 2012 was primarily due to a decrease in federal funds sold. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. Throughout 2012, the Federal Reserve has paid interest on required and excess reserves balances held by depository institutions at a rate of 0.25 percent. An increase in bank reserves combined with the rate of interest paid on those reserves at the Federal Reserve has contributed to a decline in the volume of transactions taking place in the overnight federal funds market. Additionally, the Bank has made a decision to limit its exposure in the unsecured credit market, which has also resulted in a decrease in federal funds sold. Consistent with its decision to reduce its unsecured credit exposure, during the third quarter of 2012 the Bank purchased securities under agreements to resell (repurchase agreements). The Bank expects to increase its purchases of securities under repurchase agreements going forward.
The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 274 percent and 244 percent of total capital plus mandatorily redeemable capital stock as of September 30, 2012 and December 31, 2011, respectively. The Bank was below its target range of 250 percent to 275 percent as of December 31, 2011 due to a lack of quality MBS at attractive prices during recent market conditions and due to the Bank’s high level of excess capital stock; however, the Bank was within its target range as of September 30, 2012 due to a decrease in total capital as a result of the repurchase of $2.0 billion in excess capital stock during the first nine months of 2012. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of September 30, 2012 compared to December 31, 2011. Refer to Note 4–Available-for-sale Securities and Note 5–Held-to-maturity Securities to the Bank’s interim financial statements for information on securities with unrealized losses as of September 30, 2012 and December 31, 2011.
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

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2011 to September 30, 2012 was due to the Bank ceasing to purchase these assets and the maturity and prepayment of these assets during the period.
As of September 30, 2012 and December 31, 2011, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2012	As of December 31, 2011
	Percent of Total	Percent of Total
Florida	25.25	23.17
South Carolina	24.29	24.61
Georgia	14.50	14.45
North Carolina	11.96	12.99
Virginia	8.47	8.90
All other	15.53	15.88
Total	100.00	100.00

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of September 30, 2012, CO issuances financed 92.1 percent of the $112.1 billion in total assets, remaining relatively stable from the financing ratio of 91.8 percent as of December 31, 2011.
The decrease in COs from December 31, 2011 to September 30, 2012 corresponds to the decrease in demand for advances by the Bank’s members and the increase in liquidity from maturing and prepaid advances during the period. As of September 30, 2012 and December 31, 2011, COs outstanding were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2012 and December 31, 2011, 81.2 percent and 81.9 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 1.96 percent and 6.42 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of September 30, 2012 and December 31, 2011, 0.00 percent and 4.64 percent, respectively, of the Bank’s fixed-rate CO discount notes were swapped to a variable rate.
As of September 30, 2012, callable CO bonds constituted 11.1 percent of the total par value of CO bonds outstanding, compared to 32.0 percent at December 31, 2011. This decrease was due to market conditions during the first nine months of 2012 that continued to favor issuance of swapped fixed maturity debt to replace called CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. With pricing on swapped fixed maturity debt at historic lows during the first three quarters of 2012, the Bank has been replacing swapped callable debt with swapped fixed maturity debt to reduce the Bank’s level of refunding risk. The Bank does not expect to continue shifting to swapped fixed maturity debt because this is no longer cost-effective under current market conditions. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits
The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits were relatively stable as of September 30, 2012 compared to December 31, 2011.
To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2012.
Capital
The decrease in total capital from December 31, 2011 to September 30, 2012 was primarily due to the repurchase of $1.7 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $764 million of activity-based capital stock and $35 million of membership capital stock, and a $314 million decrease in accumulated other comprehensive loss during the period. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 26, 2012, the Bank received notification from the Director that, based on June 30, 2012 data, the Bank meets the definition of “adequately capitalized.”
As of September 30, 2012, the Bank had capital stock subject to mandatory redemption from 18 members and former members, consisting of B1 membership stock and B2 activity-based capital stock, compared to 68 members and former members as of December 31, 2011, consisting of B1 membership capital stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank makes its determination regarding the repurchase of excess capital stock on a quarterly basis, after financial results are known for the preceding quarter.

As of September 30, 2012 and December 31, 2011, the Bank’s outstanding stock included $239 million and $1.1 billion, respectively, of excess shares subject to repurchase by the Bank at its discretion. The decrease in excess shares was due to the repurchases of $2.0 billion in excess capital stock during the first nine months of 2012. On October 30, 2012, the Bank sent a notice to each current shareholder of the Bank announcing that it will repurchase all membership excess capital stock and activity-based excess capital stock on November 19, 2012. Shareholders with excess capital stock on the repurchase date may not opt out of the repurchase. Beginning November 20, 2012, the Bank will repurchase activity-based excess capital stock on a daily basis. The operational threshold for daily excess stock repurchases will be $100,000. The Bank paid $19 million in dividends during the third quarter of 2012.
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

Results of Operations
Net Income
The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2012 and 2011, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net interest income	$91	$109	$(18)	(17.14)	$279	$351	$(72)	(20.36)
Provision for credit losses	1	—	1	390.56	4	—	4	*
Noninterest income (loss)	24	(44)	68	154.22	41	(111)	152	136.70
Noninterest expense	30	29	1	1.72	87	83	4	4.41
Total assessments	8	4	4	153.65	23	36	(13)	(35.12)
Net income	$76	$32	$44	139.68	$206	$121	$85	70.79
____________
*Not meaningful

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
The decrease in net interest income during the third quarter and first nine months of 2012, compared to the same periods in 2011, was primarily due to a 51 basis points and 60 basis points decrease in yield on the Bank’s long-term investments portfolio, respectively, during the periods. The yield on the Bank’s long-term investment portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments.
As discussed above, net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $241 million and $336 million for the third quarters of 2012 and 2011, respectively, and a decrease of $813 million and $1.1 billion for the first nine months of 2012 and 2011, respectively.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of total interest-bearing liabilities for the third quarters and first nine months of 2012 and 2011 (dollars in millions).

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,331	$2	0.17	$4,190	$1	0.12
Certificates of deposit	600	1	0.30	1,075	—	0.19
Securities purchased under agreements to resell	172	—	0.20	—	—	—
Federal funds sold	8,005	4	0.18	17,403	6	0.14
Long-term investments (2)	20,774	138	2.64	21,800	174	3.15
Advances	80,775	75	0.37	75,849	53	0.28
Mortgage loans held for portfolio (3)	1,389	18	5.24	1,786	24	5.37
Loans to other FHLBanks	1	—	0.15	3	—	0.11
Total interest-earning assets	116,047	238	0.81	122,106	258	0.84
Allowance for credit losses on mortgage loans	(9)			(1)
Other assets	784			822
Total assets	$116,822			$122,927
Liabilities and Capital
Deposits (4)	$2,107	—	0.05	$2,771	—	0.02
Short-term borrowings	18,825	6	0.14	22,182	4	0.06
Long-term debt	85,501	140	0.65	86,275	144	0.66
Other borrowings	80	1	1.37	363	1	0.70
Total interest-bearing liabilities	106,513	147	0.55	111,591	149	0.53
Other liabilities	4,290			4,237
Total capital	6,019			7,099
Total liabilities and capital	$116,822			$122,927
Net interest income and net yield on interest-earning assets		$91	0.31		$109	0.36
Interest rate spread			0.26			0.31
Average interest-earning assets to interest-bearing liabilities			108.95			109.42
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,352	$5	0.16	$3,235	$3	0.13
Certificates of deposit	814	2	0.31	904	1	0.22
Securities purchased under agreements to resell	58	—	0.20	—	—	—
Federal funds sold	11,028	14	0.17	15,220	18	0.16
Long-term investments (2)	21,532	445	2.76	22,175	557	3.36
Advances	80,898	222	0.37	80,135	188	0.31
Mortgage loans held for portfolio (3)	1,484	59	5.32	1,876	75	5.33
Loans to other FHLBanks	2	—	0.12	3	—	0.14
Total interest-earning assets	120,168	747	0.83	123,548	842	0.91
Allowance for credit losses on mortgage loans	(8)			(1)
Other assets	730			888
Total assets	$120,890			$124,435
Liabilities and Capital
Deposits (4)	$2,595	1	0.04	$2,818	1	0.04
Short-term borrowings	20,955	15	0.10	19,632	15	0.10
Long-term debt	86,511	449	0.69	89,804	472	0.70
Other borrowings	191	3	1.74	451	3	0.94
Total interest-bearing liabilities	110,252	468	0.57	112,705	491	0.58
Other liabilities	4,253			4,155
Total capital	6,385			7,575
Total liabilities and capital	$120,890			$124,435
Net interest income and net yield on interest-earning assets		$279	0.31		$351	0.38
Interest rate spread			0.26			0.33
Average interest-earning assets to interest-bearing liabilities			108.99			109.62
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.
The Bank’s interest rate spread decreased by five basis points and seven basis points during the third quarter and first nine months of 2012, respectively, compared to the same periods in 2011, primarily due to a decrease in yield on the Bank’s long-term investments portfolio as previously discussed.
Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table, the overall change in net interest income during the third quarter and first nine months of 2012, compared to the same periods in 2011, was primarily volume and rate related, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 vs. 2011			2012 vs. 2011
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$1	$1	$1	$1	$2
Certificates of deposit	—	1	1	—	1	1
Securities purchased under agreements to resell	—	—	—	—	—	—
Federal funds sold	(3)	1	(2)	(5)	1	(4)
Long-term investments	(8)	(28)	(36)	(16)	(96)	(112)
Advances	3	19	22	1	33	34
Mortgage loans held for portfolio	(5)	(1)	(6)	(16)	—	(16)
Loans to other FHLBanks	—	—	—	—	—	—
Total	(13)	(7)	(20)	(35)	(60)	(95)
Increase (decrease) in interest expense:
Deposits	—	—	—	—	—	—
Short-term borrowings	(1)	3	2	—	—	—
Long-term debt	(1)	(3)	(4)	(17)	(6)	(23)
Other borrowings	(1)	1	—	(2)	2	—
Total	(3)	1	(2)	(19)	(4)	(23)
Decrease in net interest income	$(10)	$(8)	$(18)	$(16)	$(56)	$(72)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$(19)	$18	92.95	$(16)	$(108)	$92	84.78
Net (losses) gains on trading securities	(9)	36	(45)	(125.83)	(42)	22	(64)	(294.84)
Net gains (losses) on derivatives and hedging activities	30	(67)	97	145.53	83	(41)	124	303.38
Letters of Credit	5	6	(1)	(25.59)	14	14	—	(5.36)
Other	(1)	—	(1)	(281.76)	2	2	—	23.17
Total noninterest income (loss)	$24	$(44)	$68	154.22	$41	$(111)	$152	136.70

The change in total noninterest income (loss) noted in the above table was primarily due to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, and derivatives and hedging activities. The Bank recognized $1 million and $16 million of credit-related other-than-temporary impairment losses during the third quarter and nine months of 2012, respectively, which reflected the impact of additional projected losses on loan collateral underlying certain private-label MBS. Each quarter, the Bank updates its other-than-temporary impairment analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s private-label MBS. Factors that adversely affected projected borrower default rates and projected loan loss severity included the impact of large inventories of unsold homes on current and forecasted housing prices, continued weakness in the economy and in employment, and increased foreclosure costs and delays, resulting in continued credit losses.

Substantially all of the Bank's trading securities are fixed interest-rate securities and 99.9 percent were swapped to a variable rate. Long-term interest rates were relatively stable during the third quarter and first nine months of 2012 resulting in net losses of $9 million and $42 million, respectively, on trading securities during the periods. These losses were offset by gains of $8 million and $34 million, respectively, on non-qualifying hedges related to the Bank's trading securities which are reported as part of net gains (losses) on derivatives and hedging activities, resulting in net losses of $1 million and $8 million, respectively, on trading securities during the 2012 periods. There was a significant decrease in long-term interest rates during the third quarter and first nine months of 2011 resulting in net gains of $36 million and $22 million, respectively, on trading securities during the periods. These gains were offset by losses of $37 million and $13 million, respectively, on non-qualifying hedges related to the Bank's trading securities, resulting in net losses of $1 million and net gains of $9 million, respectively, on trading securities during the 2011 periods.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	Three Months Ended September 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(53)	$—	$9	$—	$—	$(44)
Net interest settlements included in net interest income (2)	(337)	—	140	—	—	(197)
Total effect on net interest income	$(390)	$—	$149	$—	$—	$(241)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$62	$—	$(13)	$—	$—	$49
(Losses) gains on derivatives not receiving hedge accounting	—	(17)	1	—	(3)	(19)
Total net gains (losses) on derivatives and hedging activities	62	(17)	(12)	—	(3)	30
Net losses on trading securities (3)	—	(9)	—	—	—	(9)
Total effect on noninterest income (loss)	$62	$(26)	$(12)	$—	$(3)	$21
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Three Months Ended September 30, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(55)	$—	$10	$—	$—	$(45)
Net interest settlements included in net interest income (2)	(491)	—	200	—	—	(291)
Total effect on net interest income	$(546)	$—	$210	$—	$—	$(336)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$23	$—	$5	$—	$—	$28
Gains (losses) on derivatives not receiving hedge accounting	6	(72)	2	—	(31)	(95)
Total net gains (losses) on derivatives and hedging activities	29	(72)	7	—	(31)	(67)
Net gains on trading securities (3)	—	36	—	—	—	36
Total effect noninterest income (loss)	$29	$(36)	$7	$—	$(31)	$(31)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Nine Months Ended September 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(181)	$—	$24	$—	$—	$(157)
Net interest settlements included in net interest income (2)	(1,085)	—	429	—	—	(656)
Total effect on net interest income	$(1,266)	$—	$453	$—	$—	$(813)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$169	$—	$(33)	$—	$—	$136
Gains (losses) on derivatives not receiving hedge accounting	1	(46)	3	—	(11)	(53)
Total net gains (losses) on derivatives and hedging activities	170	(46)	(30)	—	(11)	83
Net losses on trading securities (3)	—	(42)	—	—	—	(42)
Total effect on noninterest income (loss)	$170	$(88)	$(30)	$—	$(11)	$41
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Nine Months Ended September 30, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(150)	$—	$30	$—	$—	$(120)
Net interest settlements included in net interest income (2)	(1,622)	—	634	2	—	(986)
Total effect on net interest income	$(1,772)	$—	$664	$2	$—	$(1,106)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$110	$—	$(9)	$—	$—	$101
Gains (losses) on derivatives not receiving hedge accounting	7	(123)	7	—	(33)	(142)
Total net gains (losses) on derivatives and hedging activities	117	(123)	(2)	—	(33)	(41)
Net gains on trading securities (3)	—	22	—	—	—	22
Total effect on noninterest income (loss)	$117	$(101)	$(2)	$—	$(33)	$(19)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments
Noninterest expense was $30 million for the third quarter of 2012, remaining relatively stable from $29 million for the third quarter of 2011.

Noninterest expense was $87 million and $83 million for the first nine months of 2012 and 2011, respectively. The $4 million increase during the first nine months of 2012, compared to the same period in 2011, was primarily due to the discontinuation of the Bank’s Economic Development and Growth Enhancement Program (EDGE) during the first quarter of 2011. The EDGE was a selective program that provided subsidized advances to member financial institutions for specific community economic development projects; however, EDGE experienced low utilization by members. The Bank had a $9 million liability related to uncommitted funds as of the date the EDGE was discontinued, which was reduced to zero with a corresponding reduction to other expense during the period. Compensation and benefits expense decreased by $4 million during the first nine months of 2012, compared to the same period in 2011, which reflects the Bank’s efforts during the past year to control operating expenses.
Total assessments were $8 million and $4 million for the third quarters of 2012 and 2011, respectively, and $23 million and $36 million for the first nine months of 2012 and 2011, respectively. The increase in total assessments during the third quarter of 2012, compared to the third quarter of 2011, was due to an increase in income before assessments. The decrease during the first nine months of 2012, compared to the same period in 2011, was primarily due to the satisfaction of the Bank’s REFCORP obligation during the third quarter of 2011.

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
Finance Agency regulations require the Bank to maintain contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met this regulatory liquidity requirement during the first nine months of 2012. During the recent financial crisis, the Finance Agency provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
In addition, the Bank strives to maintain sufficient liquidity to service debt obligations for at least 45 days, assuming restricted debt market access. The Bank’s 45-day debt service goal is closely aligned with those recommended by the Finance Agency. The Bank met its internal liquidity goal during the first nine months of 2012.
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
The Bank plans to increase its liquidity in advance of the potential "fiscal cliff" at the beginning of 2013, when certain federal tax increases and budget cuts will automatically take effect if the U.S. Congress does not intercede. Given the wide spread anticipation of the "fiscal cliff," the Bank does not expect the "fiscal cliff" to have a material impact on the Bank's liquidity or access to capital markets.
Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase COs up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. In September 2012, the Office of Finance revised its methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital unless the Office of Finance determines that there is an overwhelming reason to adopt a different allocation method.

Off-balance Sheet Commitments
The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank COs; and

•	the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of September 30, 2012 and December 31, 2011. As of September 30, 2012, the FHLBanks had $674.5 billion in aggregate par value of COs issued and outstanding, $102.0 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
Refer to Note 13 – Commitments and Contingencies in the Bank’s interim financial statements for the amount of outstanding standby letters of credit as of September 30, 2012 and December 31, 2011. The Bank expects its overall standby letter of credit activity to remain relatively stable for the near future.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. The Bank requires its borrowers, upon the effective date of the letter of credit through its expiration, to collateralize fully the face amount of any letter of credit issued by the Bank, as if such face amount were an advance to the borrower. Standby letters of credit are not subject to activity-based capital stock purchase requirements. If the Bank is required to make a payment for a beneficiary’s draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase. The Bank’s underwriting and collateral requirements for standby letters of credit are the same or in some instances more stringent as those requirements for advances. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2012. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations
As of September 30, 2012 there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.
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

Dodd-Frank Act Developments
Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank is not expected to be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that the Bank enters into for the purposes of hedging and managing interest rate risk or the derivatives transactions that the Bank intermediates for member institutions.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, the Bank’s ability to offer these advance products to its members should not be affected by the new derivatives regulations.
Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the Bank’s Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.
The implementation timeframe for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps. The CFTC is expected to finalize these determinations in November 2012, and the Bank will have to clear eligible interest rate swaps within 180 days after publication of the final determinations.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions the Bank intermediates for members with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). The Bank is evaluating the feasibility of continuing to intermediate derivatives transactions as uncleared swaps.
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
The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules (and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized) and certain additional rules that have yet to be finalized) will require amendments to the documentation for swaps the Bank enters into with swap dealers. The Bank has adhered to an ISDA protocol to address the new documentation requirements under the external business conduct rules and the Bank will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and credit support modifications to our existing swap documentation. The Bank's swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between the Bank and swap dealers. With respect to interest rate swaps that the Bank enters into with swap dealers, these requirements are scheduled to be phased in between November 13, 2012 and March 1, 2014. However, the Bank believes that this scheduled phase-in period may be delayed until December 31, 2012 due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.

The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in the Bank's Form 10-K. The CFTC, the Finance Agency and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result the Bank does not expect that such requirements will be finalized until sometime in 2013 and the Bank does not expect that they will apply to the Bank until later in 2013 at the earliest.
Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of the Bank's cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term "swap," issued jointly by the CFTC and SEC, which became effective on October 12, 2012. The Bank currently complies with recordkeeping requirements for swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, the Bank will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that the Bank enters into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such. The Bank will be required to comply with reporting requirements, including real-time reporting requirements for any swaps that the Bank intermediates for its members, beginning on April 10, 2013.
The Bank, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. The Bank will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.
Significant Finance Agency Developments
Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments are due by December 4, 2012.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from differences in each state's statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

•	the level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	an FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether the FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•	the FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Comments are due by December 4, 2012.

Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities). The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments were due by October 10, 2012.
Other Significant Developments
National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. If enacted as proposed, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could have a negative impact on the Bank's results of operations. Comments were due by September 28, 2012.

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

	As of September 30, 2012		As of December 31, 2011
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	522	$74,223	536	$78,355
10	84	1,854	117	3,033

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of September 30, 2012, 8 borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2012	$76,337	$197,496	64.53	11.13	24.34
As of December 31, 2011	82,569	188,597	64.36	10.93	24.71

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
The following table provides information on Federal Deposit Insurance Corporation (FDIC) insured institutions that were placed into receivership during the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
FHLBank Atlanta members	4	13	18	38
Non-FHLBank Atlanta members	8	13	25	36
Total FDIC-insured	12	26	43	74

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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2012 and December 31, 2011.
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
The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In light of continuing European sovereign credit concerns, the Bank has suspended overnight and term trading with certain European counterparties, and the Bank has limited term trades and capped overnight trades with certain European counterparties based on their financial condition. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities. As noted above, Finance Agency regulations prohibit the Bank from investing in non-U.S. sovereign debt.

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

	As of September 30, 2012
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$825	$—	$—	$—	$825
Germany	1,000	—	—	90	1,090
Japan	—	—	575	—	575
Sweden	1,450	—	—	—	1,450
Switzerland	475	—	—	—	475
United Kingdom	943	—	—	—	943
United States of America	2,321	1,005	—	1	3,327
Total	$7,014	$1,005	$575	$91	$8,685
____________

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
____________

(1)
Amounts do not reflect collateral; see the table under Risk Management – Credit Risk – Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $14.5 billion as of December 31, 2011 to $8.6 billion as of September 30, 2012. There were four such counterparties that represented 53.1 percent, and three such counterparties, Bank of New York Mellon, Branch Banking and Trust, and Deutsche Bank, that each represented greater than 10 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit portfolio currently consists of securities with scheduled maturities of less than 90 days and is comprised primarily of federal funds sold.
The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities.
The tables below provide information on the credit ratings of the Bank’s investments held as of September 30, 2012 and December 31, 2011, based on their credit ratings as of September 30, 2012 and December 31, 2011 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of September 30, 2012
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,003	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	575	—	—	—	—	—	—	—
Securities purchased under agreements to resell	—	—	250	—	—	—	—	—	—	—
Federal funds sold	—	3,386	3,628	—	—	—	—	—	—	—
Total short-term investments	—	3,388	5,456	—	—	—	—	—	—	—
Long-term investments:
State or local housing agency debt obligations	—	111	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	3,750	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	11,298	—	—	—	—	—	—	—	—
Private-label	412	186	515	415	733	807	1,195	431	476	545
Total mortgage-backed securities	412	11,484	515	415	733	807	1,195	431	476	545
Total long-term investments	412	15,345	515	415	733	807	1,195	431	476	545
Total investments	$412	$18,733	$5,971	$415	$733	$807	$1,195	$431	$476	$545
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $65 million as of September 30, 2012.

	As of December 31, 2011
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D
Short-term investments:
Interest-bearing deposits	$—	$2	$1,201	$—	$—	$—	$—	$—	$—	$—
Certificates of deposit	—	—	650	—	—	—	—	—	—	—
Federal funds sold	—	5,825	6,805	—	—	—	—	—	—	—
Total short-term investments	—	5,827	8,656	—	—	—	—	—	—	—
Long-term investments:
State or local housing agency debt obligations	—	103	—	—	—	—	—	—	—	—
U.S. government agency debt obligations	—	4,228	—	—	—	—	—	—	—	—
Mortgage-backed securities:
U.S. government agency securities	—	10,689	—	—	—	—	—	—	—	—
Private-label	664	314	757	559	689	891	1,394	663	689	15
Total mortgage-backed securities	664	11,003	757	559	689	891	1,394	663	689	15
Total long-term investments	664	15,334	757	559	689	891	1,394	663	689	15
Total investments	$664	$21,161	$9,413	$559	$689	$891	$1,394	$663	$689	$15
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $83 million as of December 31, 2011.

Subsequent to September 30, 2012, $547 million, or 1.84 percent, of the Bank’s investments has been downgraded as of October 31, 2012 as outlined in the table below (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values as of September 30, 2012
As of September 30, 2012	As of October 31, 2012	Private-label MBS
From	To	Carrying Value	Fair Value
AAA	AA	$18	$19
	A	93	96
	BBB	55	56
AA	A	3	4
	BBB	19	19
A	BBB	31	32
	CCC	19	20
BBB	BB	54	54
BB	B	42	42
B	CCC	51	51
CC	D	80	80
C	D	82	82
Total		$547	$555

The following table presents all investments, excluding overnight investments, held on September 30, 2012 and on negative watch as of October 31, 2012 (in millions):

	On Negative Watch - Balances Based on Carrying Values as of September 30, 2012
	Private-label MBS
Investment Ratings	Carrying Value	Fair Value
AAA	$246	$253
AA	81	81
A	172	171
BBB	170	165
BB	41	41
CC	30	30
Total	$740	$741

Private-label MBS
As of September 30, 2012, the Bank’s long-term investment portfolio included $5.7 billion of private-label MBS, which represented 27.4 percent of the carrying value of the Bank’s long-term investment portfolio. For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of September 30, 2012, based on the classification by the originator at the time of origination, approximately 86.9 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime and the remaining underlying mortgages collateralizing these securities were considered Alt-A.

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of September 30, 2012			As of December 31, 2011
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$560	$5,009	$5,569	$933	$5,751	$6,684
Alt-A	363	479	842	451	529	980
Total unpaid principal balance	$923	$5,488	$6,411	$1,384	$6,280	$7,664

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of September 30, 2012 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$17	$398	$415
AA	—	—	—	—	183	183
A	—	2	—	161	240	403
BBB	—	—	—	19	200	219
BB	—	50	—	281	320	651
B	—	—	7	268	492	767
CCC	44	517	85	556	63	1,265
CC	108	20	163	227	—	518
C	—	201	339	14	—	554
D	—	347	184	63	—	594
Total unpaid principal balance	$152	$1,137	$778	$1,606	$1,896	$5,569
Amortized cost	$134	$902	$632	$1,488	$1,878	$5,034
Gross unrealized losses	$—	$(18)	$(18)	$(54)	$(46)	$(136)
Fair value	$136	$923	$638	$1,444	$1,854	$4,995
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(5)	$(10)	$(1)	$—	$(16)
Non-credit-related losses	—	(5)	(10)	(1)	—	(16)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	89.59%	81.12%	82.01%	89.91%	97.78%	89.68%
Original weighted average credit support	15.72%	13.85%	10.31%	6.74%	3.39%	7.80%
Weighted average credit support	8.86%	3.08%	1.38%	5.77%	8.47%	5.61%
Weighted average collateral delinquency	16.04%	23.63%	21.33%	12.64%	8.32%	14.72%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$1	$1
AA	—	—	—	—	5	5
A	—	—	—	—	113	113
BBB	—	—	—	—	197	197
BB	—	—	—	—	82	82
B	—	—	—	—	61	61
CCC	—	—	—	171	—	171
D	—	53	—	159	—	212
Total unpaid principal balance	$—	$53	$—	$330	$459	$842
Amortized cost	$—	$39	$—	$267	$460	$766
Gross unrealized losses	$—	$—	$—	$(62)	$(3)	$(65)
Fair value	$—	$39	$—	$205	$464	$708
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	73.25%	0.00%	62.36%	101.16%	84.20%
Original weighted average credit support	0.00%	12.29%	0.00%	26.28%	7.33%	15.06%
Weighted average credit support	0.00%	(0.90)%	0.00%	17.01%	11.71%	12.98%
Weighted average collateral delinquency	0.00%	34.03%	0.00%	37.84%	7.58%	21.11%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	Significant Inputs
	Prepayment Rate		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)	Weighted Average (%)	Range (%)
Prime:
2008	9.25	9.25 to 9.25	27.88	27.88 to 27.88	43.09	43.09 to 43.09	8.86	7.89 to 11.24
2007	14.06	9.62 to 39.69	18.03	1.76 to 22.67	38.30	21.00 to 41.35	4.10	1.27 to 8.32
2006	9.02	7.06 to 37.69	31.05	7.48 to 39.56	42.38	29.95 to 47.15	2.12	(0.13) to 7.22
2005	12.39	7.79 to 17.03	12.08	1.83 to 23.80	31.46	20.21 to 43.69	6.66	3.27 to 13.61
2004 and prior	19.15	9.07 to 49.89	8.06	0.00 to 23.20	28.55	0.00 to 48.95	8.13	2.61 to 43.99
Total Prime	15.19	7.06 to 49.89	13.28	0.00 to 39.56	32.28	0.00 to 48.95	6.74	(0.13) to 43.99
Alt-A:
2007	7.15	5.62 to 8.89	52.43	41.60 to 61.95	47.44	44.63 to 50.94	2.43	(0.09) to 5.91
2006	7.22	6.31 to 8.37	52.08	44.92 to 58.78	51.31	45.71 to 56.45	0.64	0.00 to 2.83
2005	6.99	2.75 to 9.44	47.64	28.09 to 75.88	49.32	38.19 to 54.32	9.33	(0.08) to 32.98
2004 and prior	13.51	9.51 to 17.28	13.22	1.61 to 42.56	28.36	19.63 to 59.33	12.08	3.30 to 37.64
Total Alt-A	8.56	2.75 to 17.28	42.10	1.61 to 75.88	44.24	19.63 to 59.33	6.34	(0.90) to 37.64
Total	12.53	2.75 to 49.89	24.86	0.00 to 75.88	37.08	0.00 to 59.33	6.58	(0.09) to 43.99

For those securities for which an other-than-temporary impairment was determined to have occurred during the third quarter of 2012, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	Three Months Ended September 30,
	2012			2011
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$2	$(2)
Securities previously impaired prior to current period (1)	(1)	(1)	—	(19)	(13)	(6)
Total	$(1)	$(1)	$—	$(19)	$(11)	$(8)
____________

(1)
For the three months ended September 30, 2012 and 2011, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to July 1, 2012 and 2011, respectively.

	Nine Months Ended September 30,
	2012			2011
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(10)	$27	$(37)
Securities previously impaired prior to current period (1)	(16)	(16)	—	(98)	(90)	(8)
Total	$(16)	$(16)	$—	$(108)	$(63)	$(45)
____________

(1)
For the nine months ended September 30, 2012 and 2011, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2012 and 2011, respectively.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6–Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from five percent to nine percent over the three- to nine-month period beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the three-month period beginning July 1, 2012.
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

	Three Months Ended September 30, 2012
	Housing Price Scenario
	Base Case (2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss
Prime loans (1)	4	$213	$(1)	35	$1,631	$(29)
Alt-A (1)	—	—	—	4	213	(5)
Total	4	$213	$(1)	39	$1,844	$(34)
____________

(1)	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

(2)	Represents securities and related other-than-temporary-impairment credit losses for the three months ended September 30, 2012.
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
Non-Private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2012 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.
Derivatives
Derivatives transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels. The Bank may limit or suspend derivative transactions in addition to RMP and regulatory requirements.
As of September 30, 2012, the Bank had $125.8 billion in total notional amount of derivatives outstanding compared to $139.7 billion at December 31, 2011. The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid. It does not represent actual amounts exchanged or the Bank’s exposure to credit and market risk. The amount potentially subject to credit loss is based upon the counterparty’s net payment obligations. The credit risk of derivatives is measured on a portfolio basis by netting the market values of all outstanding transactions for each counterparty.

As of September 30, 2012, 89.7 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were two, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there was one counterparty, Deutsche Bank AG, that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2011, 95.6 percent of the total notional amount of outstanding derivatives was represented by 18 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Natixis Financial Products, that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.
The tables below provide information on the credit ratings of, and the Bank’s credit exposure to its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of September 30, 2012
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$390	$1	$—	$—	$1
Single-A	17,924	90	(54)	—	36
Liability positions with credit exposure:
Single-A	14,878	(572)	575	—	3
Total derivative positions with non-member counterparties to which the Bank had credit exposure	33,192	(481)	521	—	40
Member institutions (1)	4	—	—	—	—
Total	$33,196	$(481)	$521	$—	$40
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2011
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$197	$—	$—	$—	$—
Single-A	19,505	40	(27)	—	13
Liability positions with credit exposure	—	—	—	—	—
Total derivative positions with non-member counterparties to which the Bank had credit exposure	19,702	40	(27)	—	13
Member institutions (1)	39	5	—	(5)	—
Total	$19,741	$45	$(27)	$(5)	$13
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.
The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, if the counterparty defaults and any related collateral pledged to the Bank is of no value to the Bank.

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $132 million of collateral (at fair value) to its derivative counterparties as of September 30, 2012.
Mortgage Loan Programs
The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program* (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institution (PFI). In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2012, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of September 30, 2012 and December 31, 2011, the allowance for credit losses on MPF loans was $9 million and $5 million, respectively. The primary driver for the increased loan loss reserve was the increase in the Bank’s loss severity estimates. The loss severity rate used in the loan loss reserve methodology for MPF loans increased to 41.0 percent at September 30, 2012 from 37.6 percent at December 31, 2011. The increase was based on weakening performance of the Bank’s portfolio of MPF loans. The Bank uses actual loss claim data from its MPF loans to estimate incurred losses. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool. Another factor contributing to the increased loan loss reserve was an increased percentage of seriously delinquent loans. The Bank’s seriously delinquent rate for conventional single-family residential mortgages increased to 6.66 percent as of September 30, 2012 from 5.87 percent as of December 31, 2011.
____________
* Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank Chicago.
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

			As of September 30, 2012	As of December 31, 2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,658	$13,160
		Non-qualifying hedges	100	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	33,225	32,749
		Non-qualifying hedges	741	741
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,215	864
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	228	248
		Total	45,167	47,862
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,990	2,678
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	2,040	2,728
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	53,156	46,674
		Non-qualifying hedges	4,050	1,100
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	8,731	26,403
		Non-qualifying hedges	—	1,000
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	100
		Total	65,957	75,297
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	—	1,129
		Total	—	1,129

			As of September 30, 2012	As of December 31, 2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,625	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	8	79
		Total	8	79
Total notional amount			$125,797	$139,720

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2012			As of December 31, 2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.51	0.35	—	0.56	0.37	(0.03)
Liabilities	0.42	0.48	0.07	0.45	0.43	0.06
Equity	1.80	(1.62)	(1.04)	2.27	(0.53)	(1.33)
Effective duration gap	0.09	(0.13)	(0.07)	0.11	(0.06)	(0.09)

____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 12–Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes. From December 31, 2011 to September 30, 2012, the Bank’s total capital decreased by $466 million and the market value of equity decreased by $355 million.
The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2012			As of December 31, 2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$107,398	$108,431	$108,761	$120,027	$121,356	$121,878
Liabilities	101,186	102,106	102,375	113,610	114,676	114,904
Equity	6,212	6,325	6,386	6,417	6,680	6,974

____________

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
As of September 30, 2012, the Bank’s Certifying Officers have evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, they have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting
During the third quarter of 2012, there were no changes in the Bank’s internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank’s internal control over financial reporting.

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
MBS Proposed Settlement
In a separate matter, on January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed The Bank of New York Mellon, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. On July 23, 2012, Walnut Place LLC and certain of its affiliates who previously objected to the settlement formally withdrew from the proceeding. On July 31, 2012, The Western and Southern Life Insurance Company and other affiliated objectors also formally withdrew from the proceeding. On August 10, 2012, the Supreme Court of the State of New York, County of New York entered into a scheduling order that requires the parties to complete fact discovery by December 14, 2012 and expert discovery by February 15, 2013, requires briefs, responses, and replies in support or opposition to the proposed settlement by March 15, 2013, March 29, 2013, and April 12, 2013, respectively, and establishes May 2, 2013 as the date for a final hearing on the proposed settlement to begin. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement. For further discussion of this proposed settlement and previous material developments, see the Bank’s Form 10-K.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta (1)

3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated) (1)

4.1	Capital Plan of the Federal Home Loan Bank of Atlanta (2)

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1
Certification of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended September 30, 2012, filed on November 8, 2012, formatted in XBRL: (i) Statements of Condition, (ii) Statements of Income, (iii) Statements of Comprehensive Income, (iv) Statements of Capital, (v) Statements of Cash Flows, and (vi) Notes to Financial Statements.+

(1)	Filed on October 26, 2012 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

(2)	Filed on August 5, 2011 with the Securities and Exchange Commission in the Bank’s Form 8-K and incorporated herein by reference.

+	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	November 8, 2012	By:	/s/ W. Wesley McMullan
		Name:	W. Wesley McMullan
		Title:	President and Chief Executive Officer

		By:	/s/ Kirk R. Malmberg
		Name:	Kirk R. Malmberg
		Title:	Executive Vice President and Chief Financial Officer