Form 10-K
period 2012-12-31
Federal Home Loan Bank of Atlanta
filed 2013-03-22
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Registrant’s telephone number, including area code: (404) 888-8000
____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2012, the aggregate par value of the stock held by current and former members of the registrant was
$5,122,672,700, and 51,226,727 total shares were outstanding as of that date. At February 28, 2013, 47,396,929 total shares were outstanding.

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

PART I.

Item 1. Business.

Overview

The Bank is a federally chartered corporation organized in 1932 and one of 12 district FHLBanks. The FHLBanks, along with the Finance Agency and the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (GSEs) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank's defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies, and certified community development financial institutions (CDFIs) chartered in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank's stock is owned entirely by current or former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, and is not publicly traded. As of December 31, 2012, the Bank's membership totaled 1,018 financial institutions, comprising 724 commercial banks, 118 thrifts, 161 credit unions, 14 insurance companies, and one certified CDFI.

The primary function of the Bank is to provide readily available, competitively priced funding to these member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community development.

The primary source of funds for the Bank is proceeds from the sale to the public of FHLBank debt instruments, known as “consolidated obligations,” or “COs,” which are the joint and several obligations of all of the FHLBanks. Deposits, other borrowings, and the issuance of capital stock provide additional funds to the Bank. The Bank accepts deposits from both member and eligible non-member financial institutions and federal instrumentalities. The Bank also provides members and non-members with correspondent banking services such as cash management and other services, as discussed below.

The Bank is exempt from ordinary federal, state, and local taxation, except real property taxes, and it does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

The Bank manages its operations as one business segment. Management and the Bank's board of directors review enterprise-wide financial information in order to make operating decisions and assess performance. As of December 31, 2012, the Bank had total assets of $123.7 billion, total advances of $87.5 billion, total mortgage loans held for portfolio of $1.2 billion, total COs of $114.7 billion, total deposits of $2.1 billion, and a retained earnings balance of $1.4 billion. The Bank's net income for the year ended December 31, 2012 was $270 million. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Bank's financial condition, changes in financial condition, and results of operations.

The Finance Agency was established as the independent regulator of the FHLBanks effective July 30, 2008 with the passage of the Housing and Economic Recovery Act of 2008 (Housing Act). Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the former Federal Housing Finance Board (Finance Board) will remain in effect until modified, terminated, set aside, or superseded by the Finance Agency Director, any court of competent jurisdiction, or operation of law. The Finance Agency's stated mission with respect to the FHLBanks is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Office of Finance, a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks' debt instruments and prepares the combined quarterly and annual financial reports of the FHLBanks.

Products and Services

The Bank's products and services include the following:

•	Credit Products;

•	Community Investment Services; and

•	Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include advances and standby letters of credit.

Advances

Advances are the Bank's primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank's outstanding advances was $87.5 billion and $87.0 billion as of December 31, 2012 and 2011, respectively, and advances represented 70.7 percent and 69.4 percent of total assets as of December 31, 2012 and 2011, respectively. Advances generated 30.2 percent, 23.2 percent, and 22.8 percent of total interest income for the years ended December 31, 2012, 2011, and 2010, respectively.

Advances serve as a funding source to the Bank's members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

Generally, member institutions use the Bank's advances for one or more of the following purposes:

•	providing funding for single-family mortgages and multifamily mortgages held in the member's portfolio, including both conforming and nonconforming mortgages;

•	providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	providing funding for commercial real estate loans;

•	assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member's balance sheet to interest-rate changes;

•	providing a cost-effective alternative to meet contingent liquidity needs; and

•	providing funding for community investment and economic development.

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

The Bank obtains a security interest in eligible collateral to secure a member's advance prior to the time the Bank originates or renews an advance. Eligible collateral is defined by the FHLBank Act, Finance Agency regulations, and the Bank's credit and collateral policy. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank's security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank. The Bank also may require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

The Bank assesses member creditworthiness and financial condition typically on a quarterly basis to determine the term and maximum dollar amount of advances the Bank will lend to a particular member. In addition, the Bank discounts eligible collateral and periodically revalues the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

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

Pursuant to its regulations, the Federal Deposit Insurance Corporation (FDIC) has recognized the priority of an FHLBank's security interest under the FHLBank Act, and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution.

The Bank offers standard and customized advances to fit a variety of member needs. Generally, the Bank offers maturities as described below, but longer maturities are available subject to a member's financial condition and available funding. The Bank's advances include, among other products, the following:

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

Convertible advances. In a convertible advance, the Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank's option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options from three months to 15 years.

Forward starting advances. With the forward starting advance, the borrower may enter into the terms of any structured advance, including the Fixed Rate Hybrid, ARC Advance, Expander Advance, or Float-to-Fixed Advance, with a future settlement date. Interest accrues beginning on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions). See Note 10—Advances to the audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2012		2011
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$11,678	13.92	$10,977	13.29
Fixed rate (1)	40,503	48.29	37,038	44.86
Hybrid	24,352	29.04	25,082	30.38
Convertible	5,174	6.17	8,276	10.02
Amortizing (2)	2,163	2.58	1,196	1.45
Total par value	$83,870	100.00	$82,569	100.00
 ____________
(1) Includes convertible advances whose conversion options have expired.
(2) The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

The Bank establishes interest rates on advances using the Bank's cost of funds on COs and the interest-rate swap market. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in most advance transactions. With respect to callable advances, prepayment fees apply to prepayments on a date other than an option exercise date(s). As required by Finance Agency regulations, the prepayment fee is intended to make the Bank economically indifferent to a borrower's decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

The following table presents information on the Bank's 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2012
Institution	City, State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Capital One, National Association	McLean, VA	$15,419	18.38	0.30
Bank of America, National Association	Charlotte, NC	9,914	11.82	2.89
Branch Banking and Trust Company	Winston Salem, NC	9,079	10.83	3.01
Navy Federal Credit Union	Vienna, VA	8,354	9.96	3.05
Capital One Bank (USA), National Association	Glen Allen, VA	5,500	6.56	0.26
SunTrust Bank	Atlanta, GA	4,522	5.39	0.45
Compass Bank	Birmingham, AL	3,243	3.87	0.99
EverBank	Jacksonville, FL	3,030	3.61	1.72
BankUnited, National Association	Miami Lakes, FL	1,920	2.29	1.27
Pentagon Federal Credit Union	Alexandria, VA	1,506	1.80	4.07
Subtotal (10 largest borrowers)		62,487	74.51	1.71
Subtotal (all other borrowers)		21,383	25.49	2.37
Total par value		$83,870	100.00	1.88
 ____________
(1) The average interest rate of the member's advance portfolio weighted by each advance's outstanding balance.

A description of the Bank's credit risk management and collateral valuation methodology as it relates to its advance activity is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms up to five years or for a one year term renewable annually with a final expiration date up to ten years after issuance. The Bank requires members to fully collateralize the face amount of any letter of credit issued by the Bank during the term of the letter of credit, and the Bank charges the member an annual fee based on the face amount of the letter of credit. If the Bank is required to make payment for a beneficiary's draw, these amounts must be reimbursed by the member immediately or, subject to the Bank's discretion, may be converted into an advance to the member. The Bank's underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as contingent liabilities because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $17.7 billion and $21.5 billion of outstanding standby letters of credit as of December 31, 2012 and 2011, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank's 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2012
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$19,514	19.21
Capital One, National Association	McLean, VA	15,716	15.48
Branch Banking and Trust Company	Winston Salem, NC	9,094	8.95
Navy Federal Credit Union	Vienna, VA	8,354	8.23
Compass Bank	Birmingham, AL	7,426	7.31
SunTrust Bank	Atlanta, GA	5,818	5.73
Capital One Bank (USA), National Association	Glen Allen, VA	5,500	5.42
EverBank	Jacksonville, FL	3,030	2.98
BankUnited, National Association	Miami Lakes, FL	1,920	1.89
Pentagon Federal Credit Union	Alexandria, VA	1,506	1.48
Subtotal (10 largest borrowers)		77,878	76.68
Subtotal (all other borrowers)		23,679	23.32
Total advances par value and standby letters of credit		$101,557	100.00

Community Investment Services

Each FHLBank contributes 10 percent of its annual regulatory income to its Affordable Housing Program (AHP), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP discussed under the heading Taxation/Assessments below.

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

•
the set-aside AHP currently consists of nine distinct products: First-time Homebuyer, Community Stability, Foreclosure Recovery, Energy Efficiency & Weatherization Rehabilitation, Accessibility Rehabilitation, Veterans Purchase, Returning Veterans Foreclosure, Veterans Rehabilitation, and Returning Veterans Rehabilitation. The set-aside AHP products are available on a first-come, first-served basis and provide funds through member financial institutions to be used for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of a home for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, each of which provides the Bank's members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

For the years ended December 31, 2012 and 2011, AHP assessments were $30 million and $21 million, respectively.

Cash Management and Other Services

The Bank provides a variety of services to help members meet day-to-day cash management needs. These services include cash management services that support member advance activity, such as daily investment accounts, automated clearing house transactions, and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank's members.

The Bank also acts as an intermediary for its members that have limited or no access to the capital markets but need to enter into derivatives. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank entering into a derivative with a member and then entering into a mirror-image derivative with one of the Bank's approved counterparties. The derivatives entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image derivatives. The net result of the accounting for these derivatives is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Updates for a discussion of new and pending regulations that may affect the Bank's ability to continue to act as an intermediary for its members in derivatives transactions.

Mortgage Loan Purchase Programs

Historically, the Bank offered mortgage loan purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. The names of one program, the Mortgage Partnership Finance® Program,(1) “Mortgage Partnership Finance”, and “MPF” are registered trademarks of FHLBank Chicago. MPF® Program and the Mortgage Purchase Program (MPP) are authorized under applicable regulations. Under both the MPF Program and MPP, the Bank purchased loans directly from member participating financial institutions (PFIs). The loans consisted of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may have included qualifying conventional conforming, Federal Housing Administration (FHA) insured, and Veterans Administration (VA) guaranteed fixed-rate mortgage loans. The Bank also purchased participation interests in loans on affordable multifamily rental properties through its Affordable Multifamily Participation Program (AMPP).

____________
(1) "Mortgage Partnership Finance" and "MPF" are registered trademarks of FHLBank Chicago.

FHLBank Chicago developed the MPF Program and, as the MPF provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. FHA-insured and VA-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The Bank held $92 million and $123 million in FHA/VA loans under the MPF Program as of December 31, 2012 and 2011, respectively. As of December 31, 2012, three of the Bank's MPF PFIs, Branch Banking and Trust Company, SunTrust Bank, and Capital One, National Association, which like all PFIs are currently inactive, were among the Bank's top 10 borrowers.

The Bank operates its MPP independently of other FHLBanks, and therefore it has greater control over pricing, quality of customer service, relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank's ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. As of December 31, 2012, there were no MPP PFIs that were among the Bank's top 10 borrowers.

The Bank ceased purchasing new mortgage assets under MPF and MPP in 2008, and stopped purchasing participation interests under AMPP in 2006. The Bank purchased loans with contractual maturity dates extending out to 2038. The Bank plans to continue to support its existing MPP, MPF, and AMPP portfolios, which eventually will be reduced to zero in the ordinary course of the maturities and prepayments of the assets.

Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs, so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through its mortgage loan purchase programs.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.

Investments

The Bank maintains a portfolio of short- and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. The Bank's short-term investments consist of interest-bearing deposits, certificates of deposit, securities purchased under agreements to resell, and overnight and term federal funds sold. The Bank's long-term investments consist of mortgage-backed securities (MBS) issued by GSEs or private label securities that, at purchase, carried the highest rating from Moody's Investors Service (Moody's) or Standard and Poor's Ratings Services (S&P), securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and COs issued by other FHLBanks. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments. As of December 31, 2012, 52.2 percent of the Bank's investments were in U.S. agency securities as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 61.9 percent, 68.0 percent, and 68.5 percent of total interest income for the years ended December 31, 2012, 2011 and 2010, respectively.

The Bank's MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank's list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance as of December 31, 2012 and 2011 included MBS with a carrying value of $2.5 billion and $3.0 billion, respectively, issued by one of the Bank's members and its affiliates with dealer relationships. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk.

Prior to June 20, 2011, Finance Agency regulations further limited the Bank's investment in MBS and asset-backed securities by requiring that the total carrying value of MBS owned by the Bank not exceed 300 percent of the Bank's previous month-end total capital, as defined by regulation, plus mandatorily redeemable capital stock on the day it purchases the securities. Effective June 20, 2011, the value of securities used in the 300 percent of capital limit calculation was changed from carrying value to amortized historical cost for securities classified as held-to-maturity or available-for-sale, and fair value for securities classified as trading. For discussion regarding the Bank's compliance with this regulatory requirement, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.

The Bank periodically invests in the outstanding COs issued by other FHLBanks as a part of its investment strategy. The terms of these investment COs generally are similar to the terms of COs issued by the Bank. At the time of such investment decision, however, indebtedness of the Bank may not be available for repurchase. The purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” COs issued by the Bank. The Bank purchases COs issued by other FHLBanks through third-party dealers as long-term investments, consistent with Finance Agency regulations and guidance. These investments provide a relatively predictable source of liquidity while at the same time maximizing earnings and the Bank's leveraged capital ratio. The Bank purchases long-term debt issued by other GSEs for the same reason, and generally the rates of return on such other long-term debt are similar to those on COs of the same maturity. As of December 31, 2012 and 2011, the Bank held one inverse variable-rate CO bond of which the Federal Home Loan Bank of Chicago was the primary obligor. The carrying value of this CO bond as of December 31, 2012 and 2011was $77 million and $82 million, respectively.

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.

Funding Sources

Consolidated Obligations

COs, consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. The Office of Finance has responsibility for facilitating and executing the issuance of COs for all the FHLBanks. It also services all outstanding debt. The Bank is primarily liable for its portion of COs (i.e., those issued on its behalf); however, the Bank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs of all the FHLBanks. If the principal or interest on any CO issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of stock from, any member of the Bank. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a CO on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank. However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its obligations, the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding or on any other basis the Finance Agency may determine.

Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that may use a variety of indices for interest-rate resets, primarily LIBOR. When consolidated obligations are issued with variable-rate coupon payment terms that use the federal funds rate, the Bank typically simultaneously enters into derivatives that effectively convert the federal funds rate to LIBOR. From time to time, the Bank may also issue COs indexed to the federal funds rate. The effective federal funds rate is based upon transactional data relating to the federal funds sold market. In the aggregate, the FHLBanks may comprise a significant percentage of the federal funds sold market at any one time; however, each FHLBank manages its investment portfolio separately.

Finance Agency regulations also state that the Bank must maintain the following types of assets free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank's portion of the COs outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of COs shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

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

The following table presents the Bank's compliance with this requirement (in millions):

	Outstanding Debt	Aggregate Unencumbered Assets
As of December 31, 2012	$114,684	$123,523
As of December 31, 2011	114,992	125,061

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

Consolidated Obligation Discount Notes. Through the Office of Finance, the FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members, for the Bank's short-term investments, and for the Bank's variable-rate and convertible advance programs. These securities have maturities up to 366 days and are offered daily through a consolidated obligation discount-note selling group. Discount notes are issued at a discount and mature at par.

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank's obligation to pay principal and interest on COs issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

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

Regulations permit a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until such time as the Finance Agency has approved the FHLBank's CO payment plan or inter-FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded derivatives. These customized features are offset predominately by derivatives to reduce the market risk associated with the COs.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank's funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. As of December 31, 2012 and 2011, the Bank had demand and overnight deposits of $2.1 billion and $2.7 billion, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. As of December 31, 2012 and 2011, the Bank had excess deposit reserves of $79.5 billion and $76.1 billion, respectively.

Capital and Capital Rules

The Bank must comply with regulatory requirements for total capital, leverage capital, and risk-based capital.
To satisfy these capital requirements, the Bank maintains a capital plan, as last amended by the board of directors on May 13, 2011. Each member's minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

As of December 31, 2012, the membership stock requirement was 0.15 percent (15 basis points) of the member's total assets, subject to a cap of $26 million. On January 31, 2013, the board of directors approved a reduction in the membership stock requirement to 0.12 percent (12 basis points) of the member's total assets, subject to a cap of $20 million, effective March 22, 2013.

As of December 31, 2012, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member's outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2012. As of December 31, 2012, all of the Bank's multifamily residential mortgage loan assets had been acquired from a non-member; therefore, the 8.00 percent activity-based stock requirement did not apply with respect to those multifamily residential mortgage loan assets.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank's capital plan allows it to issue only Class B stock.

The Bank has established a capital management plan to help preserve the value of the members' investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank's capital and capital requirements, as well as information regarding the Bank's retained earnings and dividends, refer to Item 5, Market for Registrant's Common Equity - Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital; and Note 15 - Capital and Mandatorily Redeemable Capital Stock to the Bank's audited financial statements.

Derivatives

Finance Agency regulations and the Bank's Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives only to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, and to achieve the Bank's risk management objectives. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•	reduce the interest-rate net sensitivity of COs, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR;

•	manage embedded options in assets and liabilities;

•	hedge the market value of existing assets or liabilities; and

•	hedge the duration risk of pre-payable instruments.

The total notional amount of the Bank's outstanding derivatives was $124.7 billion and $139.7 billion as of December 31, 2012 and 2011, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of COs with embedded options. Issuing bonds while simultaneously entering into derivatives in effect converts fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond market and derivatives markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of advances with embedded options. Issuing fixed-rate advances while simultaneously entering into derivatives in effect converts fixed-rate advances into variable-rate earning assets.

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. For further discussion as to how the Bank manages its credit risk and market risk on its derivatives, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation—Risk Management. For further discussion as to the possible impact of new and pending regulations regarding derivatives, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Update.

Competition

Advances. A number of factors affect demand for the Bank's advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank's members, such as demand deposits, brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of a number of factors, including market conditions, members' creditworthiness, and availability of collateral.

Members continue to experience significant levels of liquidity in part due to higher FDIC deposit insurance limits which in 2010 were permanently increased to $250,000 per depositor, and the extension of the FDIC Transaction Account Guaranty Program, which provided depositors with unlimited coverage for qualifying noninterest-bearing accounts through December 31, 2012. Further, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) repealed the statutory prohibition against the payment of interest on commercial demand deposits, effective July 21, 2011. Members' ability to pay interest on their commercial demand deposit accounts may increase their ability to attract or retain customer deposits, which could further increase their liquidity and reduce their demand for advances. In addition, the FDIC issued a final rule on February 25, 2011 to revise the assessment system applicable to FDIC insured financial institutions. Among other things, the rule now includes FHLBank advances in certain members' assessment base, and eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances. To the extent that these changes result in increased assessments and thus indirectly increase the cost of advances for some members, it may negatively impact their demand for advances. Recent legislative proposals to develop a U.S. covered bond market could enhance the attractiveness of covered bonds as an alternative funding source for members, although it is unclear the extent to which these proposals will progress during 2013.

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

Interest-rate Exchange Agreements. The sale of callable debt and the simultaneous execution of callable interest-rate swaps that mirror the debt have been important sources of competitive funding for the Bank. As such, the availability of markets for callable debt and interest-rate swaps may be an important determinant of the Bank's relative cost of funds. There is considerable competition among high credit quality issuers in the markets for these instruments.

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

In 2006, in accordance with the Finance Board's regulation, the Bank registered its Class B stock with the SEC under Section 12(g)(1) of the Securities Exchange Act of 1934, as amended (Exchange Act). The Housing Act codified the regulatory requirement that each FHLBank register a class of its common stock under Section 12(g) of the Exchange Act. As a result of this registration, the Bank is required to comply with the disclosure and reporting requirements of the Exchange Act and to file with the SEC annual, quarterly, and current reports, as well as meet other SEC requirements, subject to certain exemptive relief obtained from the SEC and under the Housing Act.

The Government Corporation Control Act provides that, before a government corporation (which includes each of the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the FHLBank Act, the Secretary of the Treasury has the authority, at his or her discretion, to purchase COs up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury (Treasury) receives the Finance Agency's annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

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

The Bank has an internal audit department, the Bank's board of directors has an audit committee, and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The Finance Agency receives the Bank's Report and audited financial statements. The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Personnel

As of December 31, 2012, the Bank employed 338 full-time and 11 part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation except for real property tax; however, the Bank was obligated to make quarterly payments to REFCORP through the second quarter of 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment on July 15, 2011. Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP equivalent to 20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments.

Each year the Bank must set aside for its AHP 10 percent of its annual regulatory income, or such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million. If an FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for that year, since each FHLBank's required annual AHP contribution is limited to its annual regulatory income. Because the REFCORP assessment reduced the amount of regulatory income used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP.

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $30 million, $43 million, and $100 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Item 1A.    Risk Factors.

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. These risks should be read in conjunction with the other information included in this Report, including, without limitation, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements and notes, and “Special Cautionary Notice Regarding Forward-looking Statements.” The risks described below, if realized, could negatively affect the Bank's business operations, financial condition, and future results of operations and, among other things, could result in the Bank's inability to pay dividends on its capital stock.

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank's operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. From time to time, Congress has amended the FHLBank Act in ways that have affected the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency could have a negative effect on the Bank's ability to conduct business or on the cost of doing business.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks' cost of funding and regulatory compliance, a change in permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks' lending activities, which could affect the Bank's financial condition and results of operations.

The statutory and regulatory framework under which most financial institutions, including the Bank, operate will change substantially over the next several years as a result of the enactment of the Dodd-Frank Act and subsequent implementing regulations. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

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

The Finance Agency by regulation may require any FHLBank to make principal or interest payments due on any CO at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Finance Agency may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under COs due to the failure of other FHLBanks to meet their obligations, which could negatively affect the Bank's financial condition and results of operations.

The Bank's funding depends upon its ability to regularly access the capital markets.

The Bank seeks to be in a position to meet its members' credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank's primary source of funds is the sale of COs in the capital markets, including the short-term discount note market. The Bank's ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank's control.

Changes in the Bank's credit ratings may adversely affect the Bank's ability to issue COs on acceptable terms, and such changes may be outside the Bank's control due to changes in the U.S. sovereign ratings.

The Bank is rated Aaa with a negative outlook by Moody's and AA+ with a negative outlook by S&P. In addition, the COs of the FHLBanks are rated Aaa with a negative outlook/P-1 by Moody's and AA+/A-1+ by S&P. Historically, the Bank and the FHLBanks' COs enjoyed the highest ratings from Moody's and S&P; however, the credit rating agencies view these ratings as constrained by the sovereign credit of the U.S., which is beyond the Bank's control, and in the third quarter of 2011, the credit rating agencies revised their ratings for the individual FHLBanks and the COs concurrently with their downgrades of the U.S. credit rating. These ratings are subject to further revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Further negative ratings actions or negative guidance, as a consequence of U.S. debt levels and/or political efforts to resolve U.S. fiscal policy, may adversely affect the Bank's cost of funds and ability to issue COs on acceptable terms, trigger additional collateral requirements under the Bank's derivative contracts, and reduce the attractiveness of the Bank's standby letters of credit, which could have a negative effect on the Bank's financial condition and results of operations, including the Bank's ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Competition for advances, and refinancing risk on short-term advances, could have an adverse effect on earnings.

Advances represent the Bank's primary product offering. For the year ended December 31, 2012, advances represented 70.7 percent of the Bank's total assets. The Bank competes with other suppliers of wholesale funding, including investment banks, commercial banks, and in certain circumstances, other FHLBanks, which provide secured and unsecured loans to the Bank's members. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. During 2012, the Bank's members continued to experience high deposit levels, which reduces member demand for advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank's profitability on advances, which could have a material adverse effect on the Bank's financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in an increased concentration of short-term advances. For the year ended December 31, 2012, advances due in one year or less comprised 49.5 percent of the Bank's total advances. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse effect on the Bank's financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank's reliance on a relatively small number of member institutions for a large portion of the Bank's total advances and resulting interest income. As of December 31, 2012, Capital One, National Association and Capital One Bank (USA), National Association together accounted for $20.9 billion, or 24.9 percent, of the Bank's total advances then outstanding. The Bank's largest borrower as of December 31, 2011 was Bank of America, National Association, which accounted for $16.0 billion, or 19.4 percent, respectively, of the Bank's total advances then outstanding. In addition, as of December 31, 2012 and 2011, 10 of the Bank's member institutions (including Capital One, National Association, Capital One Bank (USA), National Association, and Bank of America, National Association) collectively accounted for $62.5 billion and $57.0 billion, respectively, of the Bank's total advances then outstanding, which represented 74.5 percent and 69.0 percent, respectively, of the Bank's total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank's financial condition and results of operations could be negatively affected.

Changes in interest rates could significantly affect the Bank's earnings.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on the Bank's outstanding loans and investments and interest paid on the Bank's borrowings and other liabilities. Although the Bank uses a number of measures to monitor and manage changes in interest rates, the Bank may experience “gaps” in the interest-rate sensitivities of its assets and liabilities resulting from both duration and convexity mismatches. The existence of gaps in interest-rate sensitivities means that either the Bank's interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa. In either case, if interest rates move contrary to the Bank's position, any such gap could adversely affect the net present value of the Bank's interest-sensitive assets and liabilities, which could negatively affect the Bank's financial condition and results of operations.

The prolonged period of low interest rates could negatively impact the Bank's earnings and dividend yield as the Bank's interest rate spread remains low and the Bank's higher yielding assets mature or prepay in a low yield environment. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income for further discussion of the Bank's yield on assets, interest-rate spread, and reinvestment risk.

Prepayment or refinancing of mortgage assets, as well as foreclosure prevention efforts such as principal writedowns, could affect earnings.

The Bank invests in both MBS and whole mortgage loans. Changes in interest rates can significantly affect the prepayment patterns of these assets, and such prepayment patterns could affect the Bank's earnings. In the Bank's experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages, including lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, and eliminating the need for a new property appraisal. Other federal agencies have implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness (including new short-sale/deed in lieu of foreclosure programs recently discussed), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires the Bank to offer a similar refinancing option for investments in whole mortgage loans, the Bank's income from those investments could decline.

Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government and the nation's largest mortgage servicers and states attorneys' general are also likely to focus on loan modifications and principal writedowns. In late January 2013 the Treasury department announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. These programs, proposals, and settlements could negatively impact investments in MBS, including the timing and amount of cash flows the Bank realizes from those investments. Additional developments could result in further increases to loss projections from these investments. Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in agency MBS. If that should occur, these investments would be paid off in advance of original expectations, subjecting the Bank to resulting premium acceleration and reinvestment risk.

The Bank's exposure to credit risk could have an adverse effect on the Bank's financial condition and results of operations.

The Bank assumes secured and unsecured credit risk exposure associated with the risk of default by, or insolvency of, a borrower or counterparty. Any substantial devaluation of collateral, failure to properly perfect the Bank's security interest in collateral, an inability to liquidate collateral, or any disruptions in the servicing of collateral in the event of a default could create credit losses for the Bank.

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody's at the time of purchase. As of December 31, 2012, a substantial portion of the Bank's MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have deteriorated since 2007. Given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that further declines in fair value in the Bank's MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank's earnings and retained earnings and the value of Bank membership.

The insolvency or other inability of a significant counterparty to perform its obligations could adversely affect the Bank.
The Bank assumes credit risk when entering into securities transactions, money market transactions, supplemental mortgage insurance agreements, and derivative contracts with counterparties. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank's financial condition and results of operations. The Bank's credit risk may be exacerbated based on market movements that impact the value of the derivative positions, the failure of a counterparty to return collateral owed by the counterparty to the Bank, or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank.

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

The Bank relies upon derivative instruments to reduce its interest-rate risk associated with certain assets and liabilities on the Bank's balance sheet, including MBS and advances, and the Bank may be required to change its investment strategies and advance product offerings if it is not able to enter into effective derivative instruments on acceptable terms.

The Bank uses derivative instruments to attempt to reduce its interest-rate risk and mortgage prepayment risk. The Bank determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends on the ability of the Bank to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding obligations. If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to manage its interest-rate and other risks, or may be required to change its investment strategies and advance product offerings, which could affect the Bank's financial condition and results of operations.

Refer to the information set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations-Derivatives and Hedging Activities, for a discussion of the effect of the Bank's use of derivative instruments on the Bank's net income, and Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of the new statutory and regulatory requirements for derivative transactions under the Dodd-Frank Act.

The financial models and the underlying assumptions used to value financial instruments may differ materially from actual results.

The degree of judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on the Bank's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of the Bank's instruments, as well as the Bank's financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different from actual results.

The Bank may not be able to pay dividends at rates consistent with target ratios.

The Bank's board of directors may declare dividends on the Bank's capital stock, payable to members, from the Bank's unrestricted retained earnings and current net earnings. The Bank's ability to pay dividends also is subject to statutory and regulatory liquidity requirements. For example, the Bank has adopted a capital management plan to address regulatory guidance issued to all FHLBanks regarding retained earnings. The Bank's capital management plan requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank's control. Events such as changes in interest rates, collateral value, credit quality of members, and any future other-than-temporary impairment losses may affect the adequacy of the Bank's retained earnings and may require the Bank to reduce its dividends from its target ratios or suspend dividends altogether to achieve and maintain the targeted amount of retained earnings.

An economic downturn or natural disaster in the Bank's region could adversely affect the Bank's profitability and financial condition.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank's region (including on a state or local level) could have an adverse effect on the Bank's business, including the demand for Bank products and services, and the value of the Bank's collateral securing advances, investments, and mortgage loans held in portfolio. Portions of the Bank's region also are subject to risks from hurricanes, tornadoes, floods or other natural disasters. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of the Bank's members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, or the livelihood of borrowers of the Bank's members, or otherwise could cause significant economic dislocation in the affected areas of the Bank's region.

The Bank relies heavily upon information systems and other technology.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of the systems and technology. To the extent that the Bank experiences a failure or interruption in any of these systems or other technology, including as the result of any “cyberattacks” or other breaches of technology security, the Bank may be unable to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. The Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of, any such failure or interruption. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, which could have a negative effect on the Bank's financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 208,776 square feet of this space, and approximately 26,738 square feet of this space was leased to a single tenant until the expiration of this lease on December 31, 2012. The annual rental income from this lease is not material to the Bank's results of operations. The Bank leases 11,093 square feet of office space in an off-site backup facility located in Marietta, Georgia and 384 square feet of off-site backup space in Norcross, Georgia for the Bank's disaster recovery data center. The Bank also leases 3,337 square feet of office space located in Washington, D.C. The Bank believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

Item 3.	Legal Proceedings.
MBS Litigation
On January 18, 2011, the Bank filed a complaint in the State Court of Fulton County, Georgia against Countrywide Financial Corporation (n/k/a/ Bank of America Home Loans), Countywide Securities Corporation, Countrywide Home Loans, Inc., Bank of America Corporation (as successor to the Countrywide defendants), J.P. Morgan Securities, LLC (f/k/a J.P. Morgan Securities, Inc. and Bear Stearns & Co., Inc.) and UBS Securities, LLC, et al. The Bank’s claims arise from material misrepresentations in the offering documents of thirty private-label MBS sold to the Bank. The Bank’s complaint alleges that the Countrywide Defendants (Countrywide Financial Corporation, Countrywide Securities Corporation, and Countrywide Home Loans, Inc.) and J.P. Morgan Securities, LLC violated the Georgia RICO (Racketeer Influenced and Corrupt Organizations) Act. The complaint further alleges that those defendants, as well as UBS Securities, LLC, committed fraud and negligent misrepresentation in violation of Georgia law, and that Bank of America Corporation is liable to the Bank as a successor to the Countrywide Defendants. The Bank is seeking monetary damages and other relief as compensation for losses it has incurred in connection with the purchase of these private-label MBS.
On May 19, 2011, the defendants filed a joint motion to dismiss; the Bank filed its opposition on July 8, 2011. No order has been issued by the court in response to this motion. On February 14, 2013, the court denied a separate motion to dismiss filed by UBS Securities, LLC. The original action is styled Federal Home Loan Bank of Atlanta v. Countrywide Financial Corp. et al., Civil Action File No. 11EV011779-01G. The court had entered a scheduling order that set trial for October 2013. The parties have moved to adjust that schedule and although no new schedule has been entered, the Bank expects that the trial of the original action will be deferred until 2014.
On March 1, 2012, the court granted a motion to sever the Bank’s claims against the J.P. Morgan entities so that these claims will proceed in a separate action. The severed action is styled Federal Home Loan Bank of Atlanta v. J.P. Morgan Securities, LLC, et al., Civil Action File No. 11EV011779-02G. The court has entered a scheduling order that sets trial in the severed action for November 2014.
MBS Proposed Settlement
In a separate matter, on January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed The Bank of New York Mellon, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. The Supreme Court of the State of New York, County of New York has entered a scheduling order that establishes May 30, 2013 for the start of a final hearing on the proposed settlement. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement.
Other
The Bank is subject to other various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4.    Mine Safety Disclosure.

Not applicable.

PART II.

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank's members own substantially all of the capital stock of the Bank. Former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, own the remaining capital stock to support business transactions still carried on the Bank's balance sheet. The Bank's stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The FHLBank Act and the Bank's capital plan prohibit the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request in writing that the Bank redeem its excess capital stock at par value. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member's satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par value the member's capital stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank's capital plan. Prior to November 20, 2012, the Bank repurchased excess capital stock based on quarterly determinations. On November 20, 2012, the Bank began repurchasing activity-based excess capital stock on a daily basis. The Bank repurchased $1.2 billion, $478 million, and $888 million of excess capital stock during the second, third, and fourth quarters of 2012, respectively. The Bank repurchased $927 million, $513 million, and $612 million of excess capital stock during the second, third, and fourth quarters of 2011, respectively. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2013, the Bank had 1,026 member and non-member shareholders and 47 million shares of its capital stock outstanding (including mandatorily redeemable shares).

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The Bank declared quarterly cash dividends in 2012 and 2011 as outlined in the table below (dollars in millions).

	2012		2011
Quarter	Amount	Annualized Rate (%)(1)	Amount	Annualized Rate (%)(2)
First	$18	1.23	$15	0.79
Second	22	1.51	14	0.81
Third	19	1.47	13	0.76
Fourth	30	2.43	12	0.80
____________
(1) Dividend rate was equal to the average three-month LIBOR for the preceding quarter plus 75, 100, 100, and 200 basis points for the first, second, third, and fourth quarters of 2012, respectively.
(2) Dividend rate was equal to the average three-month LIBOR for the preceding quarter plus 50 basis points.

The Bank may pay dividends on its capital stock only out of its unrestricted retained earnings account or out of its current net earnings. The Bank's board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The Bank's board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements or it is determined that the dividend would create a financial safety and soundness issue for the Bank.

The Finance Agency prohibits any FHLBank from issuing dividends in the form of stock or otherwise issuing new "excess stock" if that FHLBank has excess stock greater than one percent of that FHLBank's total assets or if issuing such dividends or new excess stock would cause that FHLBank to exceed the one percent excess stock limitation. Excess stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank's capital plan. As of December 31, 2012, the Bank's excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of stock or issued new "excess stock," and a member's existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

The Bank's board of directors has adopted a capital management plan that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of the Bank's capital management plan, dividends and the Joint Capital Agreement pursuant to which the restricted retained earnings account was established, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Because only member, former member, and certain non-member institutions, not individuals, may own the Bank's capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members' obligations, members' letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $6.3 billion, $13.1 billion, and $10.9 billion in letters of credit in 2012, 2011, and 2010, respectively. To the extent that these letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2008 to 2012, have been derived from annual financial statements, including the statements of condition as of December 31, 2012 and 2011 and the related statements of income for the years ended December 31, 2012, 2011, and 2010 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition or results of operations of any other interim or yearly periods (dollars in millions):

	As of and for the Years Ended December 31,
	2012	2011	2010	2009	2008
Statements of Condition (at year end)
Total assets	$123,705	$125,270	$131,798	$151,311	$208,564
Investments (1)	30,454	36,138	39,879	32,940	38,376
Mortgage loans held for portfolio	1,255	1,639	2,040	2,523	3,252
Allowance for credit losses on mortgage loans	(11)	(6)	(1)	(1)	(1)
Advances	87,503	86,971	89,258	114,580	165,856
REFCORP prepayment	—	—	—	—	14
Interest-bearing deposits	2,094	2,655	3,093	2,989	3,573
Consolidated obligations, net:
Discount notes	31,737	24,330	23,915	17,127	55,195
Bonds	82,947	90,662	95,198	121,450	138,181
Total consolidated obligations, net (2)	114,684	114,992	119,113	138,577	193,376
Mandatorily redeemable capital stock	40	286	529	188	44
Affordable Housing Program payable	80	109	126	125	139
Payable to REFCORP	—	—	20	21	—
Capital stock - putable	4,898	5,718	7,224	8,124	8,463
Retained earnings	1,435	1,254	1,124	873	435
Accumulated other comprehensive loss	(58)	(411)	(402)	(744)	(5)
Total capital	6,275	6,561	7,946	8,253	8,893
Statements of Income (for the year ended)
Net interest income	376	459	544	397	841
Provision for credit losses	6	5	—	—	—
Net impairment losses recognized in earnings	(16)	(118)	(143)	(316)	(186)
Net (losses) gains on trading securities	(67)	2	31	(135)	200
Net gains (losses) on derivatives and hedging activities	117	(9)	8	543	(229)
Letters of credit fees	18	19	14	7	4
Other income (3)	3	2	3	3	1
Noninterest expense (4)	125	123	79	113	286
Income before assessments	300	227	378	386	345
Assessments (5)	30	43	100	103	91
Net income	270	184	278	283	254
Performance Ratios (%)
Return on equity (6)	4.26	2.52	3.42	3.58	2.95
Return on assets (7)	0.22	0.15	0.19	0.16	0.13
Net interest margin (8)	0.31	0.37	0.38	0.22	0.42
Regulatory capital ratio (at year end) (9)	5.15	5.79	6.74	6.07	4.29
Equity to assets ratio (10)	5.25	5.91	5.63	4.34	4.25
Dividend payout ratio (11)	32.82	29.48	9.63	8.51	113.36

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2012	$574,257
December 31, 2011	578,118
December 31, 2010	678,528
December 31, 2009	793,314
December 31, 2008	1,060,410

(3)	Other income includes service fees and other.

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

The following discussion and analysis relates to the Bank's financial condition as of December 31, 2012 and 2011, and results of operations for the years ended December 31, 2012, 2011, and 2010. This section explains the changes in certain key items in the Bank's financial statements from year to year, the primary factors driving those changes, the Bank's risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank's future performance, as well as how certain accounting principles affect the Bank's financial statements.

This discussion should be read in conjunction with the Bank's audited financial statements and related notes for the year ended December 31, 2012 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank's actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary
Financial Condition
As of December 31, 2012, total assets were $123.7 billion, a decrease of $1.6 billion, or 1.25 percent, from December 31, 2011. This decrease was primarily due to a $5.7 billion, or 15.7 percent, decrease in total investments. The decrease in total investments was primarily due to a $5.4 billion decrease in federal funds sold as further discussed in Management's Discussion and Analysis—Financial Condition—Investments below.
As of December 31, 2012, total liabilities were $117.4 billion, a decrease of $1.3 billion, or 1.08 percent from December 31, 2011. This decrease was primarily due to decreases in COs, mandatorily redeemable capital stock, and interest-bearing deposits.
As of December 31, 2012, total capital was $6.3 billion, a decrease of $286 million, or 4.35 percent, from December 31, 2011. This decrease was primarily due to the repurchase of $2.6 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $1.8 billion of capital stock related to new advance activity, an increase in retained earnings due to the recording of $270 million in net income, offset by the payment of $89 million in dividends, and a $353 million decrease in accumulated other comprehensive loss during the year.

Results of Operations
The Bank recorded net income of $270 million for 2012, an increase of $86 million, or 46.9 percent, from net income of $184 million for 2011. The increase in net income was primarily due to a $159 million increase in noninterest income, partially offset by a $83 million decrease in net interest income. These items are discussed in more detail in Management’s Discussion and Analysis—Results of Operations below.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 4.26 percent for 2012, compared to 2.52 percent for 2011. ROE increased for 2012, compared to 2011, primarily as a result of an increase in net income, and a decrease in average total capital during the year. ROE spread to three-month average LIBOR increased to 383 basis points for 2012, compared to 218 basis points for 2011. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s interest rate spread was 27 basis points and 32 basis points for 2012 and 2011, respectively. The decrease in the Bank’s interest rate spread for 2012, compared to 2011, was primarily due to a decrease in yield on the Bank’s long-term investment portfolio during the year.
Business Outlook
During 2012, the Bank reported net income, paid dividends each quarter, returned to daily excess stock repurchases, and experienced a decrease in other-than-temporary impairment losses recognized in earnings. The Bank focuses on maintaining an advances-driven, conservative-risk, steady-return business model, which has kept the Bank in strong financial condition despite some continuing volatility in the capital markets and the prolonged low interest rate environment.
The Bank expects that general market conditions may continue to pose some challenges for the Bank in 2013. The prolonged low interest rate environment has resulted in borrowers shifting toward more short-term advances. Although the Bank experienced an overall increase in advances during 2012 compared to 2011, the higher proportion of short-term advances subjects the Bank to increased refinancing risk. In addition, members continue to experience high levels of liquidity and low loan demand, which may reduce overall member demand for advances. The continued low rate environment also creates challenges for the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with few attractive reinvestment opportunities. The Bank expects these trends to continue while interest rates remain low. The compression of all spreads during 2012 due to the low rate environment resulted in significant deterioration of swapped funding costs during the fourth quarter of 2012; these spreads seem to have stabilized in the beginning of 2013.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2012		2011		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$87,503	70.73	$86,971	69.43	$532	0.61
Long-term investments	21,414	17.31	21,655	17.29	(241)	(1.11)
Short-term investments	9,040	7.31	14,483	11.56	(5,443)	(37.58)
Mortgage loans, net	1,244	1.01	1,633	1.30	(389)	(23.78)
Other assets	4,504	3.64	528	0.42	3,976	751.46
Total assets	$123,705	100.00	$125,270	100.00	$(1,565)	(1.25)
Consolidated obligations, net:
Discount notes	$31,737	27.03	$24,330	20.50	$7,407	30.45
Bonds	82,947	70.64	90,662	76.37	(7,715)	(8.51)
Deposits	2,094	1.78	2,655	2.24	(561)	(21.14)
Other liabilities	652	0.55	1,062	0.89	(410)	(38.67)
Total liabilities	$117,430	100.00	$118,709	100.00	$(1,279)	(1.08)
Capital stock	$4,898	78.05	$5,718	87.15	$(820)	(14.34)
Retained earnings	1,435	22.87	1,254	19.11	181	14.49
Accumulated other comprehensive loss	(58)	(0.92)	(411)	(6.26)	353	85.91
Total capital	$6,275	100.00	$6,561	100.00	$(286)	(4.35)

Advances

The following table sets forth the Bank's advances outstanding by year of maturity and the related weighted- average interest rate (dollars in millions):

	As of December 31,
	2012		2011
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$2	5.36	$3	5.36
Due in one year or less	41,482	1.05	36,542	1.41
Due after one year through two years	7,915	2.15	11,173	3.38
Due after two years through three years	4,735	2.17	7,851	2.89
Due after three years through four years	5,821	2.01	3,881	3.48
Due after four years through five years	8,758	2.17	5,836	2.53
Due after five years	15,157	3.80	17,283	4.21
Total par value	83,870	1.90	82,569	2.58
Discount on AHP advances	(11)		(12)
Discount on EDGE advances	(8)		(10)
Hedging adjustments	3,658		4,431
Deferred commitment fees	(6)		(7)
Total	$87,503		$86,971
Advances outstanding as of December 31, 2012 were relatively stable compared to December 31, 2011. As a result of the prolonged low interest rate environment, the majority of new advances are short-term advances. As of December 31, 2012, 85.5 percent of the Bank's advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert their rates, in effect, into a short-term variable interest rate, usually based on LIBOR. As of December 31, 2012 and 2011, 52.8 percent and 65.7 percent, respectively, of the Bank's fixed-rate advances were swapped and 28.8 percent and 9.79 percent, respectively, of the Bank's variable-rate advances were swapped. The majority of the Bank's variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The concentration of the Bank's advances to its 10 largest borrowing member institutions as of December 31, 2012 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank's advances is set forth under Item 8, Financial Statements and Supplementary Information.

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

	As of December 31,		Increase (Decrease)
	2012	2011	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,005	$1,203	$(198)	(16.45)
Certificates of deposit	550	650	(100)	(15.38)
Securities purchased under agreements to resell	250	—	250	*
Federal funds sold	7,235	12,630	(5,395)	(42.72)
Total short-term investments	9,040	14,483	(5,443)	(37.58)
Long-term investments:
State or local housing agency debt obligations	108	103	5	3.71
U.S. government agency debt obligations	4,501	4,228	273	6.47
Mortgage-backed securities:
U.S. government agency securities	11,385	10,689	696	6.52
Private-label	5,420	6,635	(1,215)	(18.31)
Total mortgage-backed securities	16,805	17,324	(519)	(2.99)
Total long-term investments	21,414	21,655	(241)	(1.11)
Total investments	$30,454	$36,138	$(5,684)	(15.73)
____________

(1)
As of December 31, 2012 and 2011, interest-bearing deposits includes a $1.0 billion and $1.2 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

* Not meaningful

The decrease in short-term investments from December 31, 2011 to December 31, 2012 was primarily due to a decrease in federal funds sold. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. Throughout 2012, the Federal Reserve paid interest on required and excess reserves balances held by depository institutions at a rate of 0.25 percent. An increase in bank reserves combined with the rate of interest paid on those reserves at the Federal Reserve has contributed to a decline in the volume of transactions taking place in the overnight federal funds market. The Bank has also made a decision to limit its exposure in the unsecured credit market, which has also resulted in a decrease in federal funds sold. Consistent with its decision to reduce its unsecured credit exposure, beginning in the third quarter of 2012 the Bank purchased securities under agreements to resell (reverse repurchase agreements). Additionally, federal funds sold decreased as the Bank increased its cash reserves balance at the Federal Reserve by approximately $4.1 billion during the fourth quarter of 2012 in preparation to meet the needs of its members pending the result of the potential "fiscal cliff" at the beginning of 2013.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. These investments amounted to 264 percent and 244 percent of total capital plus mandatorily redeemable capital stock as of December 31, 2012 and 2011, respectively. The Bank was below its target range of 250 percent to 275 percent as of December 31, 2011 due to a lack of quality MBS at attractive prices during the year and due to the Bank’s high level of excess capital stock; however, the Bank was within its target range as of December 31, 2012 due to a decrease in total capital as a result of the repurchase of $2.9 billion in excess capital stock during 2012 and a return to daily repurchases of excess capital stock in the fourth quarter of 2012. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of December 31, 2012 compared to December 31, 2011. Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s audited financial statements for information on securities with unrealized losses as of December 31, 2012 and 2011.
The Bank evaluates its individual investment securities for other-than-temporary impairment on at least a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s audited financial statements. For a discussion regarding impairment losses recognized in earnings during the reported periods see Management’s Discussion and Analysis—Results of Operations—Noninterest Income (Loss) below.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2011 to December 31, 2012 was due to the maturity and prepayment of these assets during the year. The Bank ceased purchasing new mortgage assets in 2008.
As of December 31, 2012 and 2011, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2012	2011
	Percent of Total	Percent of Total
Florida	26.15	23.17
South Carolina	24.12	24.61
Georgia	14.34	14.45
North Carolina	11.48	12.99
Virginia	8.34	8.90
All other	15.57	15.88
Total	100.00	100.00

Supplementary financial data on the Bank's mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of December 31, 2012, CO issuances financed 92.7 percent of the $123.7 billion in total assets, remaining relatively stable from the financing ratio of 91.8 percent as of December 31, 2011.
COs outstanding as of December 31, 2012 were relatively stable compared to December 31, 2011. As of December 31, 2012 and December 31, 2011, COs outstanding were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2012 and 2011, 81.4 percent and 81.9 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 1.57 percent and 6.42 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of December 31, 2012 the Bank had no fixed-rate CO discount notes that were swapped to a variable rate. As of December 31, 2011, 4.64 percent of the Bank’s fixed-rate CO discount notes were swapped to a variable rate.
As of December 31, 2012, callable CO bonds constituted 12.2 percent of the total par value of CO bonds outstanding, compared to 32.0 percent as of December 31, 2011. This decrease was due to market conditions during 2012 that favored the issuance of swapped fixed maturity debt to replace called CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. With pricing on swapped fixed maturity debt at historic lows during 2012, the Bank replaced swapped callable debt with swapped fixed maturity debt to reduce the Bank’s level of refunding risk. Current market conditions no longer favor swapped fixed maturity debt. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.
Supplementary financial data on the Bank's short-term borrowings is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).
Deposits
The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits decreased as of December 31, 2012 compared to December 31, 2011.

Capital
The decrease in total capital from December 31, 2011 to December 31, 2012 was primarily due to the repurchase of $2.6 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $1.8 billion of activity-based capital stock and $41 million of membership capital stock, and a $353 million decrease in accumulated other comprehensive loss during the year. The decrease in accumulated other comprehensive loss was primarily due to improvements in the fair value of the Bank’s available-for-sale securities.
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least four percent of its total assets; (2) weighted leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank's compliance with these requirements, are shown in detail in Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 21, 2012, the Bank received notification from the Director that, based on September 30, 2012 data, the Bank meets the definition of “adequately capitalized.”

As of December 31, 2012, the Bank had capital stock subject to mandatory redemption from 17 members and former members, consisting of B1 membership stock and B2 activity-based capital stock, compared to 68 members and former members as of December 31, 2011, consisting of B1 membership capital stock and B2 activity-based capital stock. The decrease in capital stock subject to mandatory redemption from 2011 to 2012 is primarily due to the decrease in member failures during the same period. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.
Prior to November 20, 2012, the Bank made its determination regarding the repurchase of excess capital stock on a quarterly basis, after financial results were known for the preceding quarter. On November 19, 2012, the Bank repurchased all membership excess capital stock and activity-based excess capital stock. Shareholders with excess capital stock on the repurchase date were not permitted to opt out of the repurchase. Effective November 20, 2012, the Bank began repurchasing activity-based excess capital stock on a daily basis. The operational threshold for daily excess stock repurchases is $100 thousand. The change to daily excess stock repurchases helps reduce the volatility of capital stock balances due to large advance maturities and reduces pressure on the Bank to invest large amounts of capital in a low rate environment.
In 2011, the FHLBanks entered into a Joint Capital Agreement which is intended to enhance the capital position of each FHLBank and the safety and soundness of the FHLBank System. The intent of the Joint Capital Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a restricted retained earnings account at that FHLBank. These restricted retained earnings are not available to pay dividends. Each FHLBank amended its capital plan to implement the provisions of the Joint Capital Agreement. The Finance Agency approved the capital plan amendments and certified satisfaction of the REFCORP obligation on August 5, 2011. In accordance with the Joint Capital Agreement, starting in the third quarter of 2011, each FHLBank contributes 20 percent of its net income to a restricted retained earnings account until the account balance equals at least one percent of such FHLBank's average balance of outstanding COs for the previous quarter.
The Bank assesses the adequacy of its retained earnings under a stress testing methodology that largely mirrors the comprehensive capital analysis and review methodology used by the Federal Reserve. This stress testing includes a highly stressed scenario and an extremely stressed scenario, each over a two year horizon. This assessment considers pessimistic assumptions about forecasted income, mark-to-market adjustments on derivatives and trading securities, credit risk, and operational risk.
Under its capital management plan, the Bank targets a capital-to-assets ratio of 4.75 percent to 5.25 percent, and retained earnings equal to the restricted retained earnings account balance plus the extremely stressed scenario losses. The Bank also attempts to maintain additional retained earnings equal to two quarters of dividends, based on the current dividend rate and current stock balance. The Bank believes that daily excess stock repurchases and consistent dividends gives members greater certainty, which in turn may have a positive impact on members' appetite for advances. The Bank targets a dividend rate of LIBOR plus 50-150 basis points; however, any quarterly dividend determination is subject to the Bank's actual financial performance, its ability to maintain adequate retained earnings, and the discretion of the Bank's board of directors. The Bank paid $30 million in dividends during the fourth quarter of 2012.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the years ended December 31, 2012, 2011, and 2010.

Net Income
The following table sets forth the Bank’s significant income items for the years ended December 31, 2012, 2011, and 2010, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
Net interest income	$376	$459	$544	$(83)	(18.01)	$(85)	(15.64)
Provision for credit losses	6	5	—	1	26.57	5	*
Noninterest income (loss)	55	(104)	(87)	159	153.25	(17)	(18.80)
Noninterest expense	125	123	79	2	0.87	44	57.40
Total assessments	30	43	100	(13)	(29.08)	(57)	(57.37)
Net income	$270	$184	$278	$86	46.94	$(94)	(33.73)
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
The decrease in net interest income during 2012, compared to 2011, was primarily due to a 58 basis points decrease in yield on the Bank’s long-term investments portfolio during the year. The yield on the Bank’s long-term investment portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments. The Bank believes this trend is likely to continue in the current prolonged low interest rate environment.
The decrease in net interest income during 2011, compared to 2010, was primarily due to a 94 basis point decrease in yield on the Bank's long-term investments and a decrease in interest earned on advances due to a decrease in the average balance of advances outstanding during 2011 compared to 2010.
The following table summarizes key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2012	2011	2010
Interest income:
Advances	$294	$258	$320
Investments	603	754	960
Mortgage loans held for portfolio	76	97	121
Total interest income	973	1,109	1,401

Interest expense:
Consolidated obligations	593	645	852
Deposits	1	1	3
Mandatorily redeemable capital stock	3	4	2
Total interest expense	597	650	857
Net interest income	$376	$459	$544

As discussed above, net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $1.0 billion, $1.4 billion and $2.1 billion during the years ended December 31, 2012, 2011, and 2010, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2012 , 2011, and 2010, (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivative is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Years Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$4,279	$7	0.17	$3,599	$4	0.12	$3,655	$7	0.18
Certificates of deposit	702	2	0.30	909	2	0.23	1,146	4	0.33
Securities purchased under agreements to resell	293	1	0.20	—	—	—	—	—	—
Federal funds sold	10,356	18	0.17	14,483	24	0.16	13,302	31	0.23
Long-term investments (2)	21,333	575	2.69	22,160	724	3.27	21,814	918	4.21
Advances	81,857	294	0.36	79,848	258	0.32	100,948	320	0.32
Mortgage loans held for portfolio (3)	1,438	76	5.33	1,829	97	5.32	2,300	121	5.25
Loans to other FHLBanks	1	—	0.12	2	—	0.14	1	—	0.19
Total interest-earning assets	120,259	973	0.81	122,830	1,109	0.90	143,166	1,401	0.98
Allowance for credit losses on mortgage loans	(9)			(1)			(1)
Other assets	799			844			1,013
Total assets	$121,049			$123,673			$144,178
Liabilities and Capital
Interest-bearing deposits (4)	$2,482	1	0.05	$2,851	1	0.04	$3,142	3	0.09
Short-term borrowings	22,316	25	0.11	18,960	17	0.09	19,486	29	0.15
Long-term debt	85,550	568	0.66	89,896	628	0.70	107,614	823	0.76
Other borrowings	154	3	1.92	421	4	0.92	443	2	0.38
Total interest-bearing liabilities	110,502	597	0.54	112,128	650	0.58	130,685	857	0.66
Other liabilities	4,195			4,230			5,372
Total capital	6,352			7,315			8,121
Total liabilities and capital	$121,049			$123,673			$144,178
Net interest income and net yield on interest-earning assets		$376	0.31		$459	0.37		$544	0.38
Interest rate spread			0.27			0.32			0.32
Average interest-earning assets to interest-bearing liabilities			108.83			109.54			109.55
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall change in net interest income in 2012 and 2011, was primarily rate related.

	2012 vs. 2011			2011 vs. 2010
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$1	$2	$3	$—	$(3)	$(3)
Certificates of deposit	(1)	1	—	(1)	(1)	(2)
Securities purchased under agreements to resell	1	—	1	—	—	—
Federal funds sold	(7)	1	(6)	3	(10)	(7)
Long-term investments	(26)	(123)	(149)	15	(209)	(194)
Advances	6	30	36	(68)	6	(62)
Mortgage loans held for portfolio	(21)	—	(21)	(25)	1	(24)
Total	(47)	(89)	(136)	(76)	(216)	(292)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	—	(2)	(2)
Short-term borrowings	3	5	8	—	(12)	(12)
Long-term debt	(29)	(31)	(60)	(128)	(67)	(195)
Other borrowings	(4)	3	(1)	—	2	2
Total	(30)	(23)	(53)	(128)	(79)	(207)
(Decrease) increase in net interest income	$(17)	$(66)	$(83)	$52	$(137)	$(85)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(16)	$(118)	$(143)	$102	86.01	$25	17.63
Net (losses) gains on trading securities	(67)	2	31	(69)	*	(29)	(93.72)
Net gains (losses) on derivatives and hedging activities	117	(9)	8	126	*	(17)	(221.16)
Letters of credit	18	19	14	(1)	(6.41)	5	35.56
Other	3	2	3	1	80.93	(1)	(30.17)
Total noninterest income (loss)	$55	$(104)	$(87)	$159	153.25	$(17)	(18.80)
____________
*Not meaningful

The change in total noninterest income (loss) noted in the above table was primarily due to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, and derivatives and hedging activities. Credit-related other-than-temporary impairment losses during the reported periods reflect the impact of estimated losses on loan collateral underlying certain private-label MBS. Each quarter, the Bank updates its other-than-temporary impairment analysis to reflect current housing market conditions, changes in anticipated housing market conditions, observed and anticipated borrower behavior, and updated information on the loans supporting the Bank’s private-label MBS. Factors that affected projected borrower default rates and projected loan loss severity include the impact of inventories of unsold homes on current and forecasted housing prices, the overall health of the economy and unemployment levels. As discussed in Note 8—Other-than-temporary Impairment of the Bank’s audited financial statements, the housing price forecast as of December 31, 2012 was stabilizing with home price changes for the fourth quarter of 2012 ranging from declines of two percent to increases of two percent. Beginning in 2013, home prices are projected to recover or continue to recover.

Substantially all of the Bank's trading securities are fixed interest-rate securities and 99.9 percent were swapped to a variable rate. Long-term interest rates were relatively stable during 2012 resulting in net losses of $67 million on trading securities. These losses were offset by gains of $59 million on derivatives in non-qualifying hedges related to the Bank's trading securities which are reported as part of net gains (losses) on derivatives and hedging activities, resulting in net losses of $8 million on trading securities during 2012. There was a decrease in long-term interest rates during 2011 resulting in net gains of $2 million on trading securities during 2011. Additionally, there were gains of $15 million on non-qualifying hedges related to the Bank's trading securities, resulting in gains of $17 million on trading securities during 2011.

Net gains (losses) on derivatives and hedging activities increased during 2012, compared to 2011, primarily due to an increase in income associated with amortization on redesignated advances that is offset by a decrease in income due to amortization associated with de-designated advances in net interest income. There was also a decrease in the loss associated with interest on stand-alone derivatives that was partially offset by an increase in income associated with the derivatives hedging trading securities. The increase in net gains (losses) on derivatives and hedging activities was partially offset by a $20.1 million reduction in 2012 due to the Bank's switching from LIBOR to Overnight Index Swap (OIS) discounting on collateralized derivatives effective December 31, 2012.

The increase in total noninterest loss during 2011, compared to 2010, was primarily due to a decrease in net (losses) gains on derivatives and hedging activities due to a decrease in hedging and stand alone related income partially offset by an increase in income associated with derivatives hedging trading securities. Noninterest loss also increased in 2011 compared to 2010 due to a decrease in the fair value of trading securities, partially offset by lower credit related other-than-temporary impairment losses in 2011 compared to 2010.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(245)	$—	$32	$—	$—	$(213)
Net interest settlements included in net interest income (2)	(1,397)	—	574	—	—	(823)
Total effect on net interest income	$(1,642)	$—	$606	$—	$—	$(1,036)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$199	$—	$(32)	$—	$—	$167
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(46)	3	—	(7)	(50)
Total net gains (losses) on derivatives and hedging activities	199	(46)	(29)	—	(7)	117
Net losses on trading securities (3)	—	(67)	—	—	—	(67)
Total effect on noninterest income (loss)	$199	$(113)	$(29)	$—	$(7)	$50
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(199)	$—	$37	$—	$—	$(162)
Net interest settlements included in net interest income(2)	(2,054)	—	804	2	—	(1,248)
Total effect on net interest income	$(2,253)	$—	$841	$2	$—	$(1,410)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$146	$—	$(2)	$—	$—	$144
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	8	(129)	6	—	(38)	(153)
Total net gains (losses) on derivatives and hedging activities	154	(129)	4	—	(38)	(9)
Net gains on trading securities (3)	—	2	—	—	—	2
Total effect noninterest income (loss)	$154	$(127)	$4	$—	$(38)	$(7)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2010
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(254)	$—	$55	$—	$—	$(199)
Net interest settlements included in net interest income (2)	(3,068)	—	1,149	10	—	(1,909)
Total effect on net interest income	$(3,322)	$—	$1,204	$10	$—	$(2,108)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$234	$—	$(35)	$(3)	$—	$196
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(192)	13	—	(9)	(188)
Total net gains (losses) on derivatives and hedging activities	234	(192)	(22)	(3)	(9)	8
Net gains on trading securities (3)	—	31	—	—	—	31
Total effect on noninterest income (loss)	$234	$(161)	$(22)	$(3)	$(9)	$39
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Noninterest expense:
Compensation and benefits	$68	$75	$66	$(7)	$9
Cost of quarters	5	5	4	—	1
Other operating expenses	35	35	45	—	(10)
Total operating expenses	108	115	115	(7)	—
Finance Agency and Office of Finance	16	16	14	—	2
Reversal of provision for credit losses on receivable	—	—	(51)	—	51
Other	1	(8)	1	9	(9)
Total noninterest expense	125	123	79	2	44

Assessments:
Affordable Housing Program	30	21	31	9	(10)
REFCORP	—	22	69	(22)	(47)
Total assessments	30	43	100	(13)	(57)
Total noninterest expense and assessments	$155	$166	$179	$(11)	$(13)

Total noninterest expenses remained stable during 2012 compared to 2011. The increase in noninterest expense during 2011, compared to 2010, was primarily due to the Bank's reduction in its provision for credit losses on a receivable due from LBSF by $51 million during 2010, which resulted in an increase in income. For more information about the LBSF receivable, see Note 18—Derivatives and Hedging Activities—Managing Credit Risk on Derivatives, to the audited financial statements.
The decrease in total assessments during 2012, compared to 2011, and during 2011, compared to 2010, was primarily due to the satisfaction of the Bank's REFCORP obligation during the second quarter of 2011 as previously discussed.

Liquidity and Capital Resources
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called COs, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with operational liquidity and contingent liquidity, and other regulatory requirements. The Bank also performs a separate and independent measure of liquidity, the 45-day liquidity measurement, to validate the level of liquidity reserves.
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2012. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2012.
The Bank’s principal source of liquidity is CO debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although pricing and investor appetite tend to favor short-term discount notes during times of market volatility.

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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of December 31, 2012 and 2011. As of December 31, 2012, the FHLBanks had $687.9 billion in aggregate par value of COs issued and outstanding, $113.6 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
As of December 31, 2012, the Bank had outstanding standby letters of credit of $17.7 billion with original terms of less than four months to 20 years, with the longest final stated expiration in 2030. As of December 31, 2011, the Bank had outstanding standby letters of credit of $21.5 billion with original terms of less than 12 months to 20 years, with the longest final stated expiration in 2030.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2012. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank's contractual obligations and commitments as of December 31, 2012 (in millions):

	One year or less	After one year through three years	After three years through five years	After five years	Total
Long-term debt	$55,397	$10,094	$9,642	$6,768	$81,901
Standby letters of credit	4,569	3,583	459	9,076	17,687
Mandatorily redeemable capital stock	—	21	18	1	40
Pension and post-retirement contributions	5	5	7	16	33
Operating leases	1	2	—	—	3
Total	$59,972	$13,705	$10,126	$15,861	$99,664

Refer to the respective footnotes in Item 8, Financial Statements and Supplementary Data for more information on each of the contractual obligations and commitments listed in the above table.

Critical Accounting Policies and Estimates

The preparation of the Bank's financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank's reported results and disclosures. Several of the Bank's accounting policies inherently are subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank's results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank's financial condition and results of operations:

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

Valuation models and their underlying assumptions are based on the best estimates of management of the Bank with respect to:

•	market indices (primarily LIBOR and OIS);

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors, including default and loss rates.

As of December 31, 2012, the Bank began using OIS to value collateralized derivatives. Prior to December 31, 2012, the Bank used LIBOR to value all of its derivatives. The Bank's change to OIS is consistent with a similar change by many derivatives dealers and derivatives clearing houses for computing margin requirements. These assumptions, particularly estimates of market indices and discount rates, may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. The assumptions used in the models are corroborated by and independently verified against market observable data where possible.

The Bank categorizes its financial instruments carried at fair value into a three-level classification in accordance with GAAP. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank's market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

As of December 31, 2012 and 2011, the fair value of the Bank's available-for-sale private-label MBS investment portfolio was determined using unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 19—Estimated Fair Values to the Bank's 2012 audited financial statements.

Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank's private-label MBS portfolio that are in an unrealized loss position are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

If the present value of the expected cash flows of a particular security is less than the security's amortized cost basis, the security is considered to be other-than temporarily impaired. The amount of the other-than-temporary impairment is separated into two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in noninterest income (loss). The credit loss on a debt security is limited to the amount of that security's unrealized loss. If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive loss.

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

Allowance for Credit Losses

The Bank is required to assess potential credit losses and establish an allowance for credit losses, if required, for each identified portfolio segment of financing receivables. A portfolio segment is the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of the following portfolio segments of financing receivables: advances and letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, multifamily residential mortgage loans, term federal funds, and term securities purchased under agreements to resell.

The Bank considers the application of these standards to its advance, mortgage loan, federal fund portfolio, and securities purchased under agreements to resell a critical accounting policy, as determining the appropriate amount of the allowance for credit losses requires the Bank to make a number of assumptions. The Bank's assumptions are based on information available as of the date of the financial statements. Actual results may differ from these estimates.

Advances

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower's collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance. Based on the collateral held as security, its collateral policies, management's credit analysis and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2012 and 2011. Accordingly, the Bank has not recorded any allowance for credit losses on advances. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank's credit risk policies and practice.

Single-family Residential Mortgage Loans

Modified loans that are considered a troubled debt restructuring, and certain other identified conventional single-family residential mortgage loans, are evaluated individually for impairment. All other conventional single-family residential mortgage loans are evaluated collectively for impairment. The overall allowance for credit losses is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank's evaluation of past performance are the effects of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

Multifamily Residential Mortgage Loans

Multifamily residential mortgage loans are individually evaluated for impairment. An independent third-party loan review is performed annually on all the Bank's multifamily residential mortgage loans to identify credit risks and to assess the overall ability of the Bank to collect on those loans. This assessment may be conducted more frequently if management notes significant changes in the portfolio's performance in the quarterly review report provided on each loan. The allowance for credit losses related to multifamily residential mortgage loans is comprised of specific reserves and a general reserve.
The Bank establishes a reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan. The loans are collateral dependent; that is, the ability to repay the loan is dependent on amounts generated by the collateral. Therefore, should a loan be classified as impaired, the loan will be adjusted to reflect the fair value of the underlying collateral less cost to sell.

To identify the loans that will be subject to review for impairment, the Bank reviews all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. The Bank uses six grade categories when assigning credit ratings to individual loans. These credit ratings involve a high degree of judgment in estimating the amount and timing of future cash flows and collateral values. While the Bank's allowance for credit losses is sensitive to the credit ratings assigned to a loan, a hypothetical one-level downgrade or upgrade in the Bank's credit ratings for all multifamily residential mortgage loans would not result in a change in the allowance for credit losses that would be material as a proportion of the unpaid principal balance of the Bank's mortgage loan portfolio.

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

Federal Funds
Term federal funds are generally short-term and their recorded balance approximates fair value. The Bank invests in federal funds with investment-grade counterparties, which are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of December 31, 2012 and 2011, all investments in federal funds were repaid or expected to repay according to the contracted terms.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2012.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank's 2012 audited financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management's estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2012 and 2011. The Bank uses derivatives in its risk management program for the following purposes:

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

Assessment of Hedge Effectiveness

An assessment must be made to determine the effectiveness of qualifying hedging relationships; the Bank uses two methods to make such an assessment. If the hedging instrument is a swap and meets specific criteria, the hedging relationship may qualify for the short-cut method of assessing effectiveness. The short-cut method allows for an assumption of no ineffectiveness, which means that the change in the fair value of the hedged item is assumed to be equal and offsetting of the change in fair value of the hedging instrument. For periods beginning after May 31, 2005, the Bank determined that it would no longer apply the short-cut method to new hedging relationships.

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and non-qualifying hedges in the income statement caption “Net gains (losses) on derivatives and hedging activities” which is included in the “Noninterest income (loss)” section of the Statements of Income.

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank's 2012 audited financial statements for a discussion of recently issued and adopted accounting guidance.

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
Regulation of Derivatives
The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivatives transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivatives transactions that are not required to be cleared will be subject to new requirements including mandatory reporting, recordkeeping and documentation requirements established by applicable regulators and initial and variation margin requirements.
Mandatory Clearing. The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations on November 29, 2012 (first mandatory clearing determination). The first mandatory clearing determination will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.
Certain of the interest rate swaps in which the Bank engages fall within the scope of the first mandatory clearing determination and, as such, the Bank will be required to clear any such swaps. The Bank has to comply with the mandatory clearing requirement for the specified interest rate swaps that it executes on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps entered into by the Bank that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions the Bank intermediates for members with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades).

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the Bank has negotiated) and additional documentation with the Bank's swap counterparties.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although the Bank has a substantial portfolio of derivatives transactions that are entered into for hedging purposes, and may engage in intermediated swaps with its members, based on the definitions in the final rules jointly issued by the CFTC and the SEC, in April 2012, the Bank does not expect to be required to register as either a “major swap participant” or as a "swap dealer".

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements.

The CFTC, the Finance Agency and other bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, the Bank would have to post both initial margin and variation margin to the Bank's swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as "low-risk financial end users." Pursuant to additional Finance Agency provisions, the Bank would be required to collect both initial margin and variation from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivatives transactions entered into by the Bank, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that the Bank would have to comply with such requirements until the end of 2013.

Regulation of Systemically Important Nonbank Financial Companies

On April 11, 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (FRB) and subject to certain heightened prudential standards (commonly referred to as a "systemically important financial institution" or "SIFI"). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three stage process:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of December 31, 2012, the Bank had $123.7 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of December 31, 2012, the Bank had $114.7 billion in total outstanding COs, the Bank's principal form of outstanding debt);

•
a second stage analyzing the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from the company.

A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation. The Bank would likely be deemed a nonbank financial company under related FRB definitions, and as of December 31, 2012 the Bank meets the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established under the rule. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance.

Significant Finance Agency Developments

Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule regarding prudential standards for the operation and management of the FHLBanks, including, among others, prudential standards for internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days or such other time period as the Finance Agency establishes. If an acceptable corrective action plan is not submitted by the deadline or the FHLBank does not materially comply with the terms of such plan, the Director can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.
Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse, and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days. Comments were due by December 4, 2012.
Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin which sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from differences in each state's statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The proposed standards include consideration of, among other things:

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

Comments were due by December 4, 2012.

Other Significant Developments
Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages. The CFPB issued a final rule with an effective date of January 10, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Qualified mortgage loans (QMs) are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. Lenders are not required to consider whether a borrower has the ability to repay certain loans such as home equity lines of credit, timeshare plans, reverse mortgages, and temporary loans. The final rule provides for a rebuttable safe harbor from certain liability for QMs, which could incentivize lenders, including the Bank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council has proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for System COs may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause our funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact our results of operations.
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
The Bank's board of directors and management have established this risk appetite statement and risk metrics for controlling and escalating actions based on the following nine continuing objectives that represent the foundation of the Bank's strategic and tactical planning:

•
Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent on the Bank's balance sheet and provide sufficient resiliency to withstand potential stressed losses.

•
Market Risk /Earnings - produce a long-term return on equity spread to 3-month LIBOR of 50 to 100 basis points, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets.

•	Liquidity Risk - maintain sufficient liquidity and funding sources to allow the Bank to meet expected and unexpected obligations.

•
Credit Risk - avoid credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis (and when appropriate perform shareholder-specific analysis), monitoring, and verification.

•	Governance/Compliance/Legal - comply with all applicable laws and regulations.

•
Mission/Business Model - deliver financial services and consistent access to affordable funds in the size and structure members desire, helping members to manage risk and extend credit in their communities, while achieving its affordable housing mission goals; and provide value through the consistent payment of dividends and the repurchasing of excess stock.

•
Operational Risk - manage the key risks associated with operational availability of critical systems, the integrity and security of the Bank's information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Control Objectives for Information and Related Technology standards; and deliver an employment value proposition that allows the Bank to build, retain, engage, and develop staff capable of meeting the evolving needs of our key stakeholders and the ability to effectively manage enterprise-wide risks.

•	Reputation - recognize the importance of and advance positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank's ability to achieve its mission.

•	Diversification and Concentration - monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

The board and management recognize risk and risk producing events are dynamic and constantly being presented. Accordingly, reporting, analyzing, and mitigating risks are paramount to successful corporate governance.

The RMP also governs the Bank's approach to managing the above risks. The Bank's board of directors reviews the RMP annually and formally re-adopts the RMP at least once every three years. It also reviews and approves amendments to the RMP from time to time as necessary. To ensure compliance with the RMP, the Bank has established internal management committees to provide oversight of these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors. In addition to the established risk appetite and the RMP, the Bank also is subject to Finance Agency regulations and policies regarding risk management.

Below is a more specific discussion of how the Bank manages its market risk, liquidity risk, credit risk, operational risk, and business risk within this risk management and appetite framework.

Market Risk

General

The Bank is exposed to market risk in that changes in interest rates and spreads can have a direct effect on the value of the Bank's assets and liabilities. As a result of the volume of its interest-earning assets and interest-bearing liabilities, the component of market risk having the greatest effect on the Bank's financial condition and results of operations is interest-rate risk.

Interest-rate risk represents the risk that the aggregate market value or estimated fair value of the Bank's asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms. These include repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever an asset and a liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank's assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different bases, such as LIBOR, versus the Bank's cost of funds. Different bases can move at different rates or in different directions, which can cause erratic changes in revenues and expenses. Option risk is presented by the optionality that is embedded in some assets and liabilities. Mortgage assets represent the primary source of option risk.

The primary goal of the Bank's interest-rate risk measurement and management efforts is to control the above risks through prudent asset-liability management strategies so that the Bank may provide members with dividends that consistently are competitive with existing market interest rates on alternative short-term and variable-rate investments. The Bank attempts to manage interest-rate risk exposure by using appropriate funding instruments and hedging strategies. Hedging may occur at the micro level, for one or more specifically identified transactions, or at the macro level. Management evaluates the Bank's macro hedge position and funding strategies on a daily basis and makes adjustments as necessary.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions. The Bank does not engage in speculative trading of these instruments. The Bank attempts to use derivatives to reduce interest-rate exposure in the most cost-efficient manner. The Bank's derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in two ways:

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

•
As an asset-liability management tool, for which hedge accounting is not applied (non-qualifying hedge). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income or expense of these derivatives in the “Noninterest income (loss)” section of the Statements of Income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table summarizes the notional amounts of derivative financial instruments (in millions). The category "Fair value hedges" represents hedge strategies for which hedge accounting is achieved. The category "Non-qualifying hedges" represents hedge strategies for which the derivatives are not in designated hedge relationships that formally meet the hedge accounting requirements under GAAP.

			As of December 31,
			2012	2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,427	$13,160
		Non-qualifying hedges	4	100
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	29,711	32,749
		Non-qualifying hedges	740	741
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,278	864
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	222	248
		Total	41,382	47,862
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,990	2,678
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	2,040	2,728
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	49,544	46,674
		Non-qualifying hedges	6,125	1,100
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	12,680	26,403
		Non-qualifying hedges	305	1,000
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	100
		Total	68,674	75,297
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	—	1,129
		Total	—	1,129

			As of December 31,
			2012	2011
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,625	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	9	79
		Total	9	79
Total notional amount			$124,730	$139,720

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods, including calculating the effective duration and convexity of assets, liabilities, and equity under various scenarios, and calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank's interest-bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

Effective duration of equity aggregates the estimated sensitivity of market value for each of the Bank's financial assets and liabilities to changes in interest rates. Effective duration of equity is computed by taking the market value-weighted effective duration of assets, less the market value-weighted effective duration of liabilities, and dividing the remainder by the market value of equity. Due to current market conditions, market value of equity is not indicative of the market value of the Bank as a going concern or the value of the Bank in a liquidation scenario. An effective duration gap is the measure of the difference between the estimated effective durations of portfolio assets and liabilities and summarizes the extent to which the estimated cash flows for assets and liabilities are matched, on average, over time and across interest-rate scenarios.

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

Bank policy requires the Bank to maintain its effective duration of equity within a range of +5 years to -5 years, assuming current interest rates, and within a range of +7 years to -7 years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of credit concerns and lack of liquidity in the private-label MBS market beginning in 2009, however, market prices were influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the effective duration impact. Thus, in the third quarter of 2009, the Bank changed its method of calculating effective duration to use the option adjusted spread at a date prior to the recent market disruptions. To capture interest-rate changes, the Bank further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with effective duration characteristics. The Bank believes this approach provides effective duration values that more accurately reflect the Bank's interest-rate risk during market disruptions, but could still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the FRB; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, the Bank views its current effective duration gap exposure calculations as approximate, rather than absolute, values. The Bank expects to return to the option adjusted spread based on market price during the first half of 2013.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2012			2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.48	0.31	0.24	0.56	0.37	(0.03)
Liabilities	0.38	0.43	0.33	0.45	0.43	0.06
Equity	2.17	(1.65)	(1.26)	2.27	(0.53)	(1.33)
Effective duration gap	0.10	(0.12)	(0.09)	0.11	(0.06)	(0.09)
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest-rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank's models, and makes adjustments to the Bank's models in response to rapid changes in economic conditions. Management believes that the use of market spreads calculated from estimates of current market prices (which include large embedded liquidity spreads), as opposed to valuation spreads that existed at the time the Bank acquired the MBS and mortgage loans (acquisition spreads), results in a disconnect between measured interest-rate risk and the actual interest-rate risks faced by the Bank. Because the Bank intends to and is able to hold its MBS and mortgage loans to maturity, the impact on effective duration of risks of value loss implied by current market prices of MBS and mortgage loans is overstated. As a result, management does not believe that the increased sensitivity indicates a fundamental change in interest-rate risk.

The prepayment risk in both advances and investment assets can significantly affect the Bank's effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower's decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank's prepayment fees for advances without embedded options generally are based on the present value of the difference between the rate on the prepaid advance and the current rate for an advance with an identical maturity date. Prepayment fees for advances that contain embedded options generally are based on the inverse of the market value of the derivative instrument that the Bank used to hedge the advance.
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 19—Estimated Fair Values to the Bank's 2012 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2012			2011
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$119,465	$120,498	$120,813	$120,027	$121,356	$121,878
Liabilities	113,123	114,045	114,319	113,610	114,676	114,904
Equity	6,342	6,453	6,494	6,417	6,680	6,974
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Under the Bank's RMP, the Bank's market value of equity must not decline by more than 15 percent, assuming an immediate, parallel, and sustained interest-rate shock of 200 basis points in either direction.

If effective duration of equity or market value of equity is approaching the boundaries of the Bank's RMP ranges, management will initiate remedial action or review alternative strategies at the next meeting of the board of directors or appropriate committee thereof.

Beginning in January 2010, the Bank supplements its interest rate risk analysis by measuring convexity, or the rate of change of effective duration given changes in interest rates. Convexity represents the majority of the change in price not explained by effective duration. The Bank measures convexity using current interest rate curves rather than shocked interest rate curves. By doing so, the Bank can monitor convexity compared to the limits over time and adjust the limits based on actual market curves rather than theoretical analysis. The Bank's convexity limits are derived from the constraints set by the limit for duration of equity of +5 years to -5 years combined with the limit for the change of market value of 15 percent with a +200 to -200 basis point parallel rate shift.

Liquidity Risk

Liquidity risk is the risk that the Bank will be unable to meet its obligations as they come due or meet the credit needs of its members and borrowers in a timely and cost-efficient manner. The Bank's objective is to meet operational and member liquidity needs under all reasonable economic and operational situations. The Bank uses liquidity to absorb fluctuations in asset and liability balances and to provide an adequate reservoir of funding to support attractive and stable advance pricing. The Bank meets its liquidity needs from both asset and liability sources.

The Bank faces two basic types of liquidity risk: operational and contingent. The Bank maintains operational and contingent liquidity in compliance with regulatory requirements, and performs a supplemental analysis to confirm that the Bank has sufficient liquidity reserves, as discussed in further detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources above.

Credit Risk
The Bank faces credit risk primarily with respect to its advances, investments, derivatives, and mortgage loan assets.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon the Bank's assessment of the borrower and its collateral.
The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2012		2011
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	527	$82,152	536	$78,355
10	65	1,403	117	3,033

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of December 31, 2012, eight borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2012	$83,870	$217,935	69.78	7.09	23.13
As of December 31, 2011	82,569	188,597	64.36	10.93	24.71
Beginning in 2010, for purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank. In 2012, the Bank expanded this market-based valuation methodology to multifamily and commercial real estate collateral.

Prior to October 28, 2010, borrowers with credit risk ratings of 9 and 10 were required to maintain collateral levels of 110 percent and 125 percent, respectively, of the outstanding principal amount of all liabilities of the borrower to the Bank. In light of the Bank's experience in resolving member failures without credit losses, the Bank determined that, when combined with the market valuation methodology, the overcollateralization requirements for credit score 9 borrowers were excessive. On October 28, 2010, the board of directors of the Bank approved changing the collateral maintenance requirements for credit score 9 borrowers to be the same as for credit score 1-8 members. Credit score 10 borrowers remain subject to more stringent collateral requirements.
The following table provides information on FDIC insured institutions that were placed into receivership during the years indicated.

	For the Years Ended December 31,
	2012	2011	2010
FHLBank Atlanta members	22	45	57
Non-FHLBank Atlanta members	29	47	100
Total FDIC-insured	51	92	157

All outstanding advances to those member institutions placed into FDIC receivership were either paid in full or assumed by another member or non-member institution under purchase and assumption agreements between the assuming institution and the FDIC. The Bank expects additional member institution failures during 2013, but at a lower rate than during 2012 as capital levels, asset quality, and the overall financial condition of member institutions continue to slowly improve.
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2012 and 2011.

Investments
The Bank is subject to credit risk on certain unsecured investments, including interest-bearing deposits, certificates of deposit, and federal funds sold.
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
The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's RMP and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In light of continuing European sovereign credit concerns, the Bank has suspended overnight and term trading with certain European counterparties, and the Bank has limited term trades and capped overnight trades with certain European counterparties based on their financial condition. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities.
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

	As of December 31, 2012
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$1,550	$—	$—	$—	$1,550
Canada	2,315	—	—	1	2,316
Germany	—	—	—	91	91
Japan	—	—	550	—	550
Sweden	2,215	—	—	—	2,215
United Kingdom	850	—	—	—	850
United States of America	305	1,005	—	—	1,310
Total	$7,235	$1,005	$550	$92	$8,882
____________

(1)
Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

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
____________

(1)
Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $14.5 billion as of December 31, 2011 to $8.8 billion as of December 31, 2012. There were four such counterparties that represented 51.0 percent, and six counterparties, National Australia Bank LTD, Bank of Nova Scotia, Skandinaviska Enskilda Banken AB, Svenska Handelsbanken, National Bank of Canada, and Branch Banking and Trust, that each represented greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. The Bank’s unsecured credit portfolio currently consists of securities with scheduled maturities of 60 days or less and is comprised primarily of federal funds sold.
The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs, and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank attain their triple-A ratings through credit enhancements, which primarily consist of the subordination of the claims of the other tranches of these securities.

The tables below provide information on the credit ratings of the Bank’s investments held as of December 31, 2012 and 2011, based on their credit ratings as of December 31, 2012 and 2011 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of December 31, 2012
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,004	$—	$—	$—	$—	$—	$—	$—	$1,005
Certificates of deposit	—	—	550	—	—	—	—	—	—	—	550
Securities purchased under agreements to resell	—	—	250	—	—	—	—	—	—	—	250
Federal funds sold	—	2,755	4,480	—	—	—	—	—	—	—	7,235
Total short-term investments	—	2,756	6,284	—	—	—	—	—	—	—	9,040
Long-term investments:
State or local housing agency debt obligations	—	108	—	—	—	—	—	—	—	—	108
U.S. government agency debt obligations	—	4,501	—	—	—	—	—	—	—	—	4,501
Mortgage-backed securities:
U.S. government agency securities	—	11,385	—	—	—	—	—	—	—	—	11,385
Private-label	1	206	390	536	745	980	1,018	369	383	792	5,420
Total mortgage-backed securities	1	11,591	390	536	745	980	1,018	369	383	792	16,805
Total long-term investments	1	16,200	390	536	745	980	1,018	369	383	792	21,414
Total investments	$1	$18,956	$6,674	$536	$745	$980	$1,018	$369	$383	$792	$30,454
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $59 million as of December 31, 2012.

	As of December 31, 2011
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$1,201	$—	$—	$—	$—	$—	$—	$—	$1,203
Certificates of deposit	—	—	650	—	—	—	—	—	—	—	650
Federal funds sold	—	5,825	6,805	—	—	—	—	—	—	—	12,630
Total short-term investments	—	5,827	8,656	—	—	—	—	—	—	—	14,483
Long-term investments:
State or local housing agency debt obligations	—	103	—	—	—	—	—	—	—	—	103
U.S. government agency debt obligations	—	4,228	—	—	—	—	—	—	—	—	4,228
Mortgage-backed securities:
U.S. government agency securities	—	10,689	—	—	—	—	—	—	—	—	10,689
Private-label	664	314	757	559	689	891	1,394	663	689	15	6,635
Total mortgage-backed securities	664	11,003	757	559	689	891	1,394	663	689	15	17,324
Total long-term investments	664	15,334	757	559	689	891	1,394	663	689	15	21,655
Total investments	$664	$21,161	$9,413	$559	$689	$891	$1,394	$663	$689	$15	$36,138
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $83 million as of December 31, 2011.
Subsequent to December 31, 2012, $281 million, or 0.92 percent, of the Bank’s investments has been downgraded as of March 15, 2013 as outlined in the table below (in millions):

Investment Ratings		Downgrades - Balances Based on Carrying Values as of December 31, 2012
As of December 31, 2012	As of March 15, 2013	Private-label MBS
From	To	Carrying Value	Fair Value
AAA	BBB	1	1
AA	A	8	8
	BBB	16	16
A	BBB	33	36
BBB	B	4	4
CCC	D	124	124
CC	D	12	12
C	D	83	83
Total		$281	$284

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term secured loans with investment-grade counterparties. The Bank is inherently exposed to credit risk associated with the risk of default by, or insolvency of, any counterparty it conducts business with; however, based upon the collateral held as security and the investment-grade of the related counterparties, the Bank considers its credit exposure related to these investments to be minimal.
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2012 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of December 31, 2012, based on the classification by the originator at the time of origination, approximately 86.9 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 90.6 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 57.7 percent were variable-rate.
The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of December 31,
	2012			2011
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$494	$4,760	$5,254	$933	$5,751	$6,684
Alt-A	336	458	794	451	529	980
Total unpaid principal balance	$830	$5,218	$6,048	$1,384	$6,280	$7,664

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of December 31, 2012 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AAA	$—	$—	$—	$—	$1	$1
AA	—	—	—	—	206	206
A	—	—	—	42	340	382
BBB	—	—	—	127	270	397
BB	—	24	—	180	386	590
B	—	21	—	438	421	880
CCC	41	495	50	320	135	1,041
CC	105	82	110	137	—	434
C	—	211	136	94	—	441
D	—	252	439	191	—	882
Total unpaid principal balance	$146	$1,085	$735	$1,529	$1,759	$5,254
Amortized cost	$128	$856	$597	$1,417	$1,742	$4,740
Gross unrealized losses	$—	$(15)	$(15)	$(33)	$(26)	$(89)
Fair value	$129	$885	$608	$1,397	$1,738	$4,757
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(5)	$(10)	$(1)	$—	$(16)
Non-credit-related losses	—	(5)	(10)	(1)	—	(16)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	88.73%	81.62%	82.68%	91.35%	98.77%	90.54%
Original weighted average credit support	15.72%	13.92%	10.30%	6.75%	3.43%	7.86%
Weighted average credit support	8.12%	1.92%	1.06%	5.50%	8.54%	5.23%
Weighted average collateral delinquency	18.91%	21.75%	20.55%	11.61%	8.05%	13.97%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$1	$1
A	—	—	—	—	12	12
BBB	—	—	—	—	142	142
BB	—	—	—	—	156	156
B	—	—	—	—	109	109
CCC	—	—	—	166	6	172
D	—	51	—	151	—	202
Total unpaid principal balance	$—	$51	$—	$317	$426	$794
Amortized cost	$—	$38	$—	$257	$426	$721
Gross unrealized losses	$—	$—	$—	$(51)	$(2)	$(53)
Fair value	$—	$38	$—	$206	$433	$677
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	75.09%	0.00%	64.67%	101.72%	85.19%
Original weighted average credit support	0.00%	12.29%	0.00%	26.56%	7.40%	15.38%
Weighted average credit support	0.00%	0.00%	0.00%	15.31%	11.78%	12.44%
Weighted average collateral delinquency	0.00%	32.21%	0.00%	36.52%	8.26%	21.10%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	28.47	43.54	12.36	8.12
2007	14.23	19.30	39.75	3.68
2006	9.56	26.44	42.67	1.89
2005	12.55	10.07	30.70	6.53
2004 and prior	18.74	6.72	30.14	8.20
Total Prime	15.86	12.36	31.70	6.64
Alt-A:
2007	7.79	46.48	48.92	1.13
2006	7.71	47.24	53.04	0.24
2005	7.29	43.30	51.03	8.23
2004 and prior	13.77	11.83	29.51	12.09
Total Alt-A	8.96	37.98	45.85	5.50
Total	13.07	22.74	37.43	6.18

For those securities for which an other-than-temporary impairment was determined to have occurred during 2012, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s audited financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Year Ended December 31, 2012
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$—	$—	$—
Securities previously impaired prior to current year	(16)	(16)	—
Total	$(16)	$(16)	$—

	For the Year Ended December 31, 2011
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(11)	$36	$(47)
Securities previously impaired prior to current year	(107)	(99)	(8)
Total	$(118)	$(63)	$(55)

	For the Year Ended December 31, 2010
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(38)	$159	$(197)
Securities previously impaired prior to current year	(105)	(102)	(3)
Total	$(143)	$57	$(200)

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was based on a housing price forecast that was five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under this scenario, home prices for the vast majority of markets were projected to decline by three percent to seven percent during the fourth quarter of 2012.
Beginning on January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months under the adverse case scenario:

Months	Annualized Rates (%)
1 to 6	0.00 to 1.90
7 to 12	0.00 to 2.00
13 to 18	0.07 to 2.00
19 to 30	1.30 to 2.70
31 to 42	1.90 to 3.40
43 to 66	1.90 to 4.00
Thereafter	1.90 to 3.80

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

	For the Year Ended December 31, 2012
	Housing Price Scenario
	Base Case (2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss
Prime loans (1)	16	$750	$(16)	40	$2,224	$(116)
Alt-A (1)	1	151	—	7	438	(21)
Total	17	$901	$(16)	47	$2,662	$(137)
____________

(1)	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

(2)	Represents securities and related other-than-temporary-impairment credit losses for the year ended December 31, 2012.
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

Derivatives
Derivatives transactions may subject the Bank to credit risk due to potential nonperformance by counterparties to the agreements. The Bank seeks to limit counterparty risk by collateral requirements and netting procedures that establish collateral requirement thresholds. The Bank also manages counterparty credit risk through credit analysis, collateral management, and other credit enhancements. Additionally, the Bank follows applicable regulatory requirements, which set forth the eligibility criteria for counterparties (i.e., minimum capital requirements, NRSRO ratings, dollar and term limits, etc.). The Bank requires collateral agreements with counterparties that establish maximum allowable net unsecured credit exposure before collateral requirements are triggered. Limits are based on the credit rating of the counterparty. Uncollateralized exposures result when credit exposures to specific counterparties fall below collateralization trigger levels. In light of significant European sovereign credit concerns, beginning in the third quarter of 2011, the Bank suspended new derivative transactions with European counterparties. The Bank may limit or suspend derivative transactions in addition to RMP and regulatory requirements.
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

As of December 31, 2012, 87.6 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2011, 95.6 percent of the total notional amount of outstanding derivatives was represented by 18 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Natixis Financial Products, that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.
The tables below provide information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of December 31, 2012
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Single-A	$15,241	$92	$(88)	$—	$4
Liability positions with credit exposure:
Single-A	14,691	(434)	442	—	8
Total derivative positions with non-member counterparties to which the Bank had credit exposure	29,932	(342)	354	—	12
Member institutions(1)	4	1	—	(1)	—
Total	$29,936	$(341)	$354	$(1)	$12
_______________
(1)Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2011
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$197	$—	$—	$—	$—
Single-A	19,505	40	(27)	—	13
Total derivative positions with non-member counterparties to which the Bank had credit exposure	19,702	40	(27)	—	13
Member institutions(1)	39	5	—	(5)	—
Total	$19,741	$45	$(27)	$(5)	$13
_______________
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

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $124 million of collateral (at fair value) to its derivative counterparties as of December 31, 2012.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2012, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
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

Borrower's Equity. The first layer of protection against loss is the borrower's equity in the real property securing the MPF loan.

Primary Mortgage Insurance. The second layer of protection comes from primary mortgage insurance (PMI) that is required for any MPF loan with a loan-to-value ratio (LTV) ratio greater than 80 percent at the time of origination.

First Loss Account. Third, losses for each master commitment that are not paid by PMI, up to an agreed-upon amount, are incurred by the Bank up to a pre-specified amount that is tracked in what is called a “First Loss Account,” or “FLA.” The FLA represents the amount of expected losses that the Bank incurs before the PFI's credit enhancement becomes available to cover losses. For MPF products with performance based credit enhancement fees (e.g., MPF Plus), the Bank may withhold credit enhancement fees to recover losses at the FLA level, essentially transferring a portion of the first layer risk of credit loss to the PFI.

Member Credit Enhancement. Fourth, losses for loans purchased under each master commitment in excess of the FLA, up to an agreed-upon amount, called the credit enhancement, or “CE Amount,” are incurred by the PFI, which, for MPF Plus, includes supplemental mortgage insurance (SMI). The member's CE Amount is sized using the MPF Program methodology to limit the amount of the Bank's losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). The CE Amount is determined at inception of each loan pool master commitment and is reassessed and increased, if necessary, after the “fill up period” for each master commitment that has been completed but is not increased thereafter. In one MPF product, the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $1.1 billion and $1.4 billion as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the allowance for credit losses on MPF loans was $10 million and $5 million, respectively. While the Bank did not change its base methodology for calculating loan losses during 2012, the key variables that drive the calculation changed to reflect the deterioration in portfolio performance and economic conditions.
The primary driver for the increased loan loss reserve was the increase in the Bank’s loss severity estimates. The loss severity rate used in the loan loss reserve methodology for MPF loans increased to 42.2 percent as of December 31, 2012 from 37.6 percent as of December 31, 2011. The increase was based on weakening performance of the Bank’s portfolio of MPF loans. The Bank uses actual loss claim data from its MPF loans to estimate incurred losses. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool. Another factor contributing to the increased loan loss reserve was an increased percentage of seriously delinquent loans. The Bank’s seriously delinquent rate for MPF conventional single-family residential mortgages increased to 7.01 percent as of December 31, 2012 from 6.03 percent as of December 31, 2011.

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

The Bank manages MPP credit risk by sharing potential losses with the PFI. The general allocation of losses under the MPP is divided into the following loss layers:

Borrower's Equity and Primary Mortgage Insurance. The first layer of protection against loss is the borrower's equity in the real property securing the MPP loan and PMI where applicable.

Lender Risk Account. Second, the Bank establishes a Lender Risk Account (LRA) for each master commitment to cover losses that are not paid by PMI or borrower's equity. The Bank can establish the amount of the LRA balance either up front as a portion of the purchase proceeds (Fixed LRA) or as a portion of the monthly interest paid by the borrower (Spread LRA).

The Bank historically has offered only the Spread LRA option, so the Bank funds the LRA through a portion of the monthly interest paid by the borrower. The PFI's recourse is limited to this predetermined LRA amount, so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Once the LRA has reached the required amount, but not before five years in the case of the Fixed LRA, the Bank will pay to the PFI on an annual basis in accordance with a step-down schedule that is established at the time of a master commitment contract any unused amounts of the LRA that are no longer required to cover expected losses.

Supplemental Mortgage Insurance. Third, losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI. In MPP, SMI generally covers mortgages with an LTV ratio of 45 percent or greater. In addition, SMI policies for master commitments in excess of $35 million contain an aggregate loss limit whereby the total amount payable by the SMI insurer under the policy is less than the total unpaid principal balances on the insured loans.

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

The unpaid principal balance of MPP mortgage loans was $147 million and $193 million as of December 31, 2012 and 2011, respectively. The Bank determined that an allowance for credit losses on MPP mortgage loans was not required as of December 31, 2012 and 2011.

AMPP

The Bank's AMPP assets do not carry external credit enhancements like the MPF and MPP assets and are not rated by a rating agency. The Bank's primary protection against loss is the borrower's equity in the real property that secures the AMPP loan. The unpaid principal balance of AMPP mortgage loans was $20 million and $21 million as of December 31, 2012 and 2011, respectively. An independent third party performs a loan review of the AMPP portfolio on an annual basis, and the Bank establishes an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The Bank's allowance for credit losses on AMPP mortgage loans was $1 million as of December 31, 2012 and 2011.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk for the Bank also includes reputation and legal risks associated with business practices or market conduct the Bank may undertake. Operational risk inherently is greatest where transaction processes include numerous processing steps, require greater subjectivity or are non-routine. As the Bank's activities and business environment are becoming increasingly complex due to changing regulatory requirements, the Bank is experiencing increased operational risk.

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs, both of which consider the operational risk ramifications of the Bank's business strategies and environment. The Bank has established comprehensive financial and operating policies and procedures to mitigate the likelihood of loss resulting from the identified operational risks. For example, the Bank has a disaster recovery plan designed to restore critical business processes and systems in the event of disaster. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

The efficiencies offered by information technology (IT) and networks are a necessary component of Bank operations. The information systems architecture of the Bank is client/server-based to support the multiple operating systems and servers, which are a mixture of vendor-licensed and in-house developed applications. The Bank's IT division maintains and regularly reviews a number of controls to ensure that the IT assets of the Bank are well managed and secure from unauthorized access. Exposure from the internet (and accompanying network security issues, including software virus risk) is a factor that shapes the Bank's risk profile. This exposure results from the Bank's e-commerce activity and an increasing number of specialized vendor-provided solutions that are supported by web-based servers. Management monitors and maintains controls against attempted spyware and anti-virus attacks against Bank systems. The Bank utilizes firewalls to protect the network from internet based attacks while also employing firewalls on laptops that may operate outside of the Bank's network. Additionally, the Bank has systems to detect an intrusion in the event that it is not stopped by one of the firewalls. The Bank also has an information security department that is responsible for the policy, procedures, reviews, education and management of entitlement requests. One key objective of the information security department is to protect the Bank's sensitive business information from unauthorized access. A security governance committee provides independent and integrated oversight of the information security program, the physical security program, security policies and procedures and security exceptions and violations. The security governance committee reviews all information security-related incidents and escalates them to the executive management committee or the board as appropriate.

The board of directors has an Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, information technology and other related matters. In addition, the Bank's internal Enterprise Risk Committee is responsible for management and oversight of the Bank's risk management programs and practices discussed above. Additionally, the Bank's Internal Audit department, which reports directly to the Audit Committee of the Bank's board of directors, regularly monitors compliance with the policies and procedures related to managing operational risks.

Business Risk

Business risk is the risk of an adverse effect on the Bank's profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputational, and regulatory events that are beyond the Bank's control. In particular, during 2012 and continuing in 2013, the Bank faces the following business risks:

•	competition for advances from traditional and nontraditional sources;

•	legislative and regulatory changes that could affect the Bank's status and its cost of doing business; and

•	risks related to the Bank's letter of credit portfolio.

For discussion of the Bank's competition for advances, see Item 1, Business—Competition above.
For discussion of recent regulatory activity that may have a material impact on the Bank's operations and for additional business risks that may impact the Bank's letter of credit portfolio, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments, and—Off-Balance Sheet Commitments, respectively. The Bank attempts to mitigate these risks through long-term strategic planning and through continually monitoring economic indicators and the external environment.

Cyclicality and Seasonality

The demand for advances from the Bank, and the Bank's business, generally are not subject to the effects of cyclical or seasonal variations.

Effects of Inflation

The majority of the Bank's assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation, coupled with increasing interest rates, generally has the following effect on the Bank:

•	the cost of the Bank's funds and operating overhead increases;

•	the yield on variable rate assets held by the Bank increases;

•	the fair value of fixed-rate investments and mortgage loans held in portfolio decreases; and

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

A discussion of the Bank's market risk is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Market Risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Atlanta:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “FHLBank”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report of Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Atlanta, GA
March 22, 2013

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2012	2011
Assets
Cash and due from banks	$4,083	$6
Interest-bearing deposits (including deposits with other FHLBank of $1 and $2 as of December 31, 2012 and December 31, 2011, respectively)	1,005	1,203
Securities purchased under agreements to resell	250	—
Federal funds sold	7,235	12,630
Trading securities (includes other FHLBank’s bond of $77 and $82 as of December 31, 2012 and December 31, 2011, respectively)	2,370	3,120
Available-for-sale securities	2,676	2,942
Held-to-maturity securities (fair value of $17,124 and $16,242 as of December 31, 2012 and December 31, 2011, respectively)	16,918	16,243
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $11 and $6 as of December 31, 2012 and December 31, 2011, respectively	1,244	1,633
Advances	87,503	86,971
Accrued interest receivable	240	314
Premises and equipment, net	32	35
Derivative assets	13	18
Other assets	136	155
Total assets	$123,705	$125,270
Liabilities
Interest-bearing deposits	$2,094	$2,655
Consolidated obligations, net:
Discount notes	31,737	24,330
Bonds	82,947	90,662
Total consolidated obligations, net	114,684	114,992
Mandatorily redeemable capital stock	40	286
Accrued interest payable	229	286
Affordable Housing Program payable	80	109
Derivative liabilities	158	241
Other liabilities	145	140
Total liabilities	117,430	118,709
Commitments and contingencies (Note 20)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 12 as of December 31, 2012 and 2011	1,160	1,250
Subclass B2 issued and outstanding shares: 37 and 45 as of December 31, 2012 and 2011, respectively	3,738	4,468
Total capital stock Class B putable	4,898	5,718
Retained earnings:
Restricted	73	19
Unrestricted	1,362	1,235
Total retained earnings	1,435	1,254
Accumulated other comprehensive loss	(58)	(411)
Total capital	6,275	6,561
Total liabilities and capital	$123,705	$125,270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2012	2011	2010
Interest income
Advances	$281	$248	$310
Prepayment fees on advances, net	13	10	10
Interest-bearing deposits	7	4	7
Securities purchased under agreements to resell	1	—	—
Federal funds sold	18	24	31
Trading securities	118	156	166
Available-for-sale securities	160	172	182
Held-to-maturity securities	299	398	574
Mortgage loans held for portfolio	76	97	121
Total interest income	973	1,109	1,401
Interest expense
Consolidated obligations:
Discount notes	25	17	29
Bonds	568	628	823
Interest-bearing deposits	1	1	3
Mandatorily redeemable capital stock	3	4	2
Total interest expense	597	650	857
Net interest income	376	459	544
Provision for credit losses	6	5	—
Net interest income after provision for credit losses	370	454	544
Noninterest income (loss)
Total other-than-temporary impairment losses	—	(55)	(200)
Net amount of impairment losses (reclassified from) recorded in other comprehensive loss	(16)	(63)	57
Net impairment losses recognized in earnings	(16)	(118)	(143)
Net (losses) gains on trading securities	(67)	2	31
Net gains (losses) on derivatives and hedging activities	117	(9)	8
Letters of credit fees	18	19	14
Other	3	2	3
Total noninterest income (loss)	55	(104)	(87)
Noninterest expense
Compensation and benefits	68	75	66
Other operating expenses	40	40	49
Finance Agency	10	11	8
Office of Finance	6	5	6
Reversal of provision for credit losses on receivable	—	—	(51)
Other	1	(8)	1
Total noninterest expense	125	123	79
Income before assessments	300	227	378
Assessments:
Affordable Housing Program	30	21	31
REFCORP	—	22	69
Total assessments	30	43	100
Net income	$270	$184	$278

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$270	$184	$278
Other comprehensive loss:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	(37)	(161)
Net change in fair value on other-than-temporary impairment available-for-sale securities	341	(69)	404
Reclassification of noncredit portion of impairment losses included in net income	16	100	104
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	357	(6)	347
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	(37)	(161)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	37	161
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—
Pension and postretirement benefits:
Total other comprehensive loss	(4)	(3)	(5)
Total other comprehensive income (loss)	353	(9)	342
Total comprehensive income	$623	$175	$620

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Loss	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2009	81	$8,124	$—	$873	$873	$(744)	$8,253
Issuance of capital stock	3	252	—	—	—	—	252
Repurchase/redemption of capital stock	(8)	(754)	—	—	—	—	(754)
Net shares reclassified to mandatorily redeemable capital stock	(4)	(398)	—	—	—	—	(398)
Comprehensive income	—	—	—	278	278	342	620
Cash dividends on capital stock	—	—	—	(27)	(27)	—	(27)
Balance, December 31, 2010	72	7,224	—	1,124	1,124	(402)	7,946
Issuance of capital stock	7	672	—	—	—	—	672
Repurchase/redemption of capital stock	(21)	(2,052)	—	—	—	—	(2,052)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(126)	—	—	—	—	(126)
Comprehensive income (loss)	—	—	19	165	184	(9)	175
Cash dividends on capital stock	—	—	—	(54)	(54)	—	(54)
Balance, December 31, 2011	57	5,718	19	1,235	1,254	(411)	6,561
Issuance of capital stock	18	1,797	—	—	—	—	1,797
Repurchase/redemption of capital stock	(25)	(2,555)	—	—	—	—	(2,555)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(62)	—	—	—	—	(62)
Comprehensive income	—	—	54	216	270	353	623
Cash dividends on capital stock	—	—	—	(89)	(89)	—	(89)
Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2012	2011	2010
Operating activities
Net income	$270	$184	$278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(50)	(34)	(47)
Provision for credit losses	6	5	—
Loss due to change in net fair value adjustment on derivative and hedging activities	111	482	877
Net change in fair value adjustment on trading securities	67	(2)	(31)
Net impairment losses recognized in earnings	16	118	143
Loss on disposal of fixed assets and capital software costs	1	—	—
Reversal of provision for credit losses on receivable	—	—	(51)
Net change in:
Accrued interest receivable	74	74	127
Other assets	12	25	63
Affordable Housing Program payable	(32)	(19)	—
Accrued interest payable	(57)	(71)	(255)
Payable to REFCORP	—	(20)	(1)
Other liabilities	4	(19)	15
Total adjustments	152	539	840
Net cash provided by operating activities	422	723	1,118
Investing activities
Net change in:
Interest-bearing deposits	706	(1,575)	459
Securities purchased under agreements to resell	(250)	—	—
Federal funds sold	5,395	3,071	(5,658)
Deposits with other FHLBank	—	—	1
Trading securities:
Proceeds from maturities	690	272	207
Available-for-sale securities:
Proceeds from maturities	617	737	613
Held-to-maturity securities:
Net change in short-term	100	540	(890)
Proceeds from maturities of long-term	4,220	4,324	5,364
Purchases of long-term	(5,000)	(4,124)	(6,337)
Advances:
Proceeds from principal collected	164,894	71,497	71,815
Made	(165,990)	(68,998)	(47,013)
Mortgage loans held for portfolio:
Proceeds from principal collected	368	385	484
Proceeds from sale of foreclosed assets	13	17	—
Purchase of premise, equipment and software	(4)	(6)	(10)
Net cash provided by investing activities	5,759	6,140	19,035

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2012	2011	2010
Financing activities
Net change in deposits	(500)	(477)	79
Net payments on derivatives containing a financing element	(347)	(502)	(735)
Proceeds from issuance of consolidated obligations:
Discount notes	331,292	833,353	1,077,334
Bonds	67,479	85,905	91,425
Bonds transferred from other FHLBanks	—	—	162
Payments for debt issuance costs	(10)	(14)	(17)
Payments for maturing and retiring consolidated obligations:
Discount notes	(323,892)	(832,931)	(1,070,502)
Bonds	(74,971)	(90,393)	(117,773)
Proceeds from issuance of capital stock	1,797	672	252
Payments for repurchase/redemption of capital stock	(2,555)	(2,052)	(754)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(308)	(369)	(57)
Cash dividends paid	(89)	(54)	(27)
Net cash used in financing activities	(2,104)	(6,862)	(20,613)
Net increase (decrease) in cash and due from banks	4,077	1	(460)
Cash and due from banks at beginning of the year	6	5	465
Cash and due from banks at end of the year	$4,083	$6	$5
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$679	$759	$1,132
Affordable Housing Program assessments, net	$59	$38	$30
REFCORP assessments	$—	$42	$70
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$62	$126	$398
Transfer of held-to-maturity securities to available-for-sale securities	$6	$451	$1,298
Transfers of mortgage loans to real estate owned	$16	$17	$15

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 1—Nature of Operations

The Federal Home Loan Bank of Atlanta (Bank), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, competitively priced source of funds to its member institutions. The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, own the remaining capital stock to support business transactions still carried on the Bank's Statements of Condition. All holders of the Bank's capital stock are entitled to receive dividends on their capital stock, to the extent declared by the Bank's board of directors.

All federally insured depository institutions, insurance companies and certified community development financial institutions chartered in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock. All members must purchase and hold capital stock of the Bank. A member's stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

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

The Federal Home Loan Banks Office of Finance (Office of Finance), a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932 (FHLBank Act), as amended, and applicable regulations, the Bank's consolidated obligations are backed only by the financial resources of all 12 FHLBanks and are the primary source of funds for the Bank.

Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer, and cash management services.

Note 2—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the Bank to make subjective assumptions and estimates, which are based upon the information then available to the Bank and are inherently uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ significantly from these estimates.

Estimated Fair Values. The estimated fair value amounts, recorded on the Statements of Condition and in the note disclosures for the periods presented, have been determined by the Bank using available market and other pertinent information and reflect the Bank's best judgment of appropriate valuation methods. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates.

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as short-term collateralized loans which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans conducted with investment-grade counterparties.

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net (losses) gains on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank's liquidity position.

The Bank carries at amortized cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

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
Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security to another investment classification due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness, is not considered inconsistent with its original classification. During 2012 and 2011, the Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank's held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss.

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

If either of the first two conditions above is met, the Bank recognizes an other-than-temporary impairment loss in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statements of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive loss, which is a component of capital. The credit loss on a debt security is limited to the amount of that security's unrealized losses. The total other-than-temporary

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

impairment is presented in the Statements of Income with an offset for the amount of the non-credit component of other-than-temporary impairment that is recognized in accumulated other comprehensive loss.

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive loss prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in accumulated other comprehensive loss related to the security, is reclassified out of accumulated other comprehensive loss and charged to earnings. Any credit loss in excess of the related accumulated other comprehensive loss is recorded as additional total other-than-temporary impairment loss and charged to earnings.

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

Upon subsequent evaluation of a debt security where there is no additional other-than-temporary impairment, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This adjusted yield is then used to calculate the interest income recognized over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent significant increases in estimated cash flows change the accretable yield on a prospective basis.

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

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when the contractual principal and interest are less than 90 days past due. A government-guaranteed or insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee or insurance on the loan and (2) the contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

A mortgage loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Interest income is recognized in the same manner as nonaccrual loans.

Finance Agency regulations require that mortgage loans held in the Bank's portfolios be credit enhanced so that the Bank's risk of loss is limited to the losses of an investor in at least an investment-grade category, such as “BBB.” For conventional

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. PFIs are paid a credit enhancement fee (CE Fee) for assuming credit risk and in some instances all or a portion of the CE Fee may be performance based. CE Fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture CE Fees paid to the PFI to offset these losses.

Advances. The Bank reports advances (secured loans to members, former members, or housing associates), net of discounts on advances related to the Affordable Housing Program (AHP) and the Economic Development and Growth Enhancement Program (EDGE), unearned commitment fees, and hedging basis adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees and hedging adjustments to interest income using the level-yield method. The Bank records interest on advances to interest income as earned.

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity date. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the book basis of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance within a short period of time from the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance and the Bank records the net fees as “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable losses inherent in the Bank's portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for each of its portfolio segments of financing receivables: advances and letters of credit, government-guaranteed or insured single-family residential mortgage loans held for portfolio, conventional single-family residential mortgage loans held for portfolio, multifamily residential mortgage loans held for portfolio, term federal funds sold, and term securities purchased under agreements to resell.

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

The Bank manages its credit exposure to advances through an integrated approach that provides for a credit limit to be established for each borrower, an ongoing review of each borrower's financial condition, and conservative collateral and lending policies to limit risk of loss while balancing each borrower's needs for a reliable source of funding. In addition, the Bank lends to financial institutions within its district and housing associates in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each borrower's advances is calculated by applying discounts to the market value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture loans, and community development loans. The Bank's capital stock owned by its member borrower is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank's overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank believes that these policies effectively manage credit risk from advances.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Based upon the financial condition of the borrower, the Bank either allows a borrower to retain physical possession of the collateral pledged to it, or requires the borrower to specifically assign or place physical possession of the collateral with the Bank or its safekeeping agent. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a borrower priority over the claims or rights of any other party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), except for claims or rights of a third party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with state law.

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. As of December 31, 2012 and 2011, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. As of December 31, 2012 and 2011, no advance was past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances.

Based upon the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2012 and 2011. Accordingly, as of December 31, 2012 and 2011, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure.

The Bank invested in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or insured mortgage loans. Any losses incurred on such loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance, or guarantees. Based on the Bank's assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or insured mortgage loan portfolio as of December 31, 2012 and 2011.

Modified loans that are considered a troubled debt restructuring, and certain other identified conventional single-family residential mortgage loans, are evaluated individually for impairment. All other conventional single-family residential mortgage loans are evaluated collectively for impairment. The overall allowance for credit losses on conventional single-family residential mortgage loans is determined by an analysis (at least quarterly) that includes consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank's evaluation of past performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

Multifamily residential mortgage loans are individually evaluated for impairment. An independent third-party loan review is performed annually on all the Bank's multifamily residential mortgage loans to identify credit risks and to assess the overall ability of the Bank to collect on those loans. This assessment may be conducted more frequently if management notes significant changes in the portfolio's performance in the quarterly review report provided on each loan. The allowance for credit losses related to multifamily residential mortgage loans is comprised of specific reserves and a general reserve. The Bank establishes a specific reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A general reserve is maintained on multifamily residential mortgage loans not subject to specific reserve allocations to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves for individual loans. To establish the general reserve, the Bank assigns a risk classification to this

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

population of loans. A specified percentage is allocated to the general reserve for designated risk classification levels. The loans and risk classification designations are reviewed by the Bank on an annual basis.
The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.
Term federal funds are generally short-term and their recorded balance approximates fair value. The Bank invests in federal funds with investment-grade counterparties that are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of December 31, 2012 and 2011, all investments in federal funds were repaid or expected to repay according to the contracted terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2012.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. As of December 31, 2012 and 2011, REO was $18 and $16, respectively.

Premises and Equipment. The Bank records premises and equipment at cost less accumulated depreciation. The Bank's accumulated depreciation was $59 and $54 as of December 31, 2012 and 2011, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware-three; office equipment-eight; office furniture and building improvements-10; and building-40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $5 for the year ended December 31, 2012 and $4 for the years ended December 31, 2011 and 2010. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

Software. The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2012 and 2011, the gross carrying amount of computer software included in other assets was $59 and $58, and accumulated amortization was $43 and $39, respectively. Amortization of computer software was $6 for the years ended December 31, 2012 and 2011 and $5 for the year ended December 31, 2010. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of the Bank's master netting arrangement. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities.” Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

the fair value of the hedged item) is recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities.” A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank's risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments are recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

The net settlement of interest receivables and payables related to derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlement of interest receivables and payables related to intermediated derivatives for members and other non-qualifying hedges are recognized in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

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

When hedge accounting is discontinued due to the Bank's determination that a derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, or when management decides to cease the specific hedging activity, the Bank will either terminate the derivative or continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.

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

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. The Bank accretes discounts and amortizes premiums as well as hedging basis adjustments on consolidated obligations to interest expense using the contractual interest method over the contractual terms to maturity of the consolidated obligations.

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

Restricted Retained Earnings. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which is intended to enhance the capital position of each FHLBank. Beginning in the third quarter of 2011, each FHLBank began to allocate a portion of each FHLBank's earnings historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation to a separate retained earnings account at that FHLBank.

Each FHLBank had been required to contribute 20 percent of its income toward payment of the interest on REFCORP bonds until satisfaction of its REFCORP obligation, as certified by the Finance Agency on August 5, 2011. The Joint Capital Enhancement Agreement, as amended, provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Finance Agency and Office of Finance Expenses. The Finance Agency allocates the FHLBanks' portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. As approved by the Office of Finance Board of Directors, effective January 1, 2011, each FHLBank's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total consolidated obligations outstanding and (2) one-third based upon an equal pro rata allocation. Prior to January 1, 2011, the FHLBanks were assessed for Office of Finance operating and capital expenditures based equally on each FHLBank's percentage of the following components: (1) percentage of capital stock, (2) percentage of consolidated obligations issued and (3) percentage of consolidated obligations outstanding.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance.

REFCORP. Although FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds issued by REFCORP, a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Reclassifications. Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 and 2012 presentation.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

In particular, letters of credit fees were reclassified from advances interest income to the “Noninterest income (loss)” section of the Statements of Income. The Bank's experience with letters of credit indicates that the likelihood that the commitment will be exercised is remote, thus, the letters of credit fees should be recognized over the commitment period on a straight-line basis as service fee income. If the commitment is subsequently exercised during the commitment period, the remaining unamortized commitment fee at the time of exercise will be recognized over the life of the loan as an adjustment of yield. This reclassification had no effect on net income.

Note 3—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In January 2013, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, this amended guidance is effective for reporting periods beginning after December 15, 2012. The adoption of this guidance will have no effect on the Bank's financial condition or results of operations.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued guidance to clarify the scope of transactions that are subject to previously issued guidance on disclosures about offsetting assets and liabilities. The disclosure guidance on offsetting assets and liabilities applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with GAAP or subject to a master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will have no effect on the Bank's financial condition or results of operations.
Disclosures about Offsetting Assets and Liabilities. In December 2011, FASB issued disclosure requirements that are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. Entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, entities are required to disclose collateral received and posted in connection with master netting agreements or similar arrangements. This guidance is effective for interim and annual periods beginning on or after January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased disclosures, but will have no effect on the Bank’s financial condition or results of operations.
Recently Adopted Accounting Guidance
Presentation of Comprehensive Income. In June 2011, the FASB issued amended guidance that eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The main provisions of this amended guidance provide that an entity that reports items of other comprehensive income present comprehensive income in either: (1) a single financial statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and total comprehensive income; or (2) a two-statement approach, where the components of net income and total net income are presented in the first statement, immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and total comprehensive income. For public entities, this amended guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Bank adopted this guidance effective January 1, 2012 and elected to use the two-statement approach. The adoption of this guidance did not have any effect on the Bank’s financial condition or results of operations.
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

Note 4—Cash and Due from Banks

As of December 31, 2012 and 2011, the balances include $4,073 and $5, respectively, held at a Federal Reserve Bank.

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average compensating balances were less than $1 for the years ended December 31, 2012 and 2011.

Effective July 12, 2012, the Federal Reserve eliminated its Contractual Clearing Balance Program. Prior to July 12, 2012, the Bank maintained an average compensating balance with a Federal Reserve Bank as required by this program. For the year ended December 31, 2011, this average compensating balance was $6.

As of December 31, 2012 and 2011, interest-bearing deposits includes $1,004 and $1,201, respectively, in a business money market account with one of the Bank's members.

Note 5—Trading Securities
Major Security Types. Trading securities were as follows:

	As of December 31,
	2012	2011
Government-sponsored enterprises debt obligations	$2,291	$3,035
Other FHLBank’s bond (1)	77	82
State or local housing agency debt obligations	2	3
Total	$2,370	$3,120
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized and realized (losses) gains on trading securities were as follows:

	For the Years Ended December 31,
	2012	2011	2010
Net unrealized (losses) gains on trading securities held at year end	$(60)	$8	$32
Net unrealized/realized losses on trading securities sold/matured during the year	(7)	(6)	(1)
Net (losses) gains on trading securities	$(67)	$2	$31

Note 6—Available-for-sale Securities
During 2012, 2011, and 2010 the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2012			2011			2010
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Estimated Fair Value
Transferred at March 31,	$6	$—	$6	$322	$20	$302	$467	$58	$409
Transferred at June 30,	—	—	—	52	6	46	909	98	811
Transferred at September 30,	—	—	—	23	2	21	83	5	78
Transferred at December 31,	—	—	—	91	9	82	—	—	—
Total	$6	$—	$6	$488	$37	$451	$1,459	$161	$1,298

Major Security Types. Available-for-sale securities were as follows:

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$2,717	$120	$79	$—	$2,676

	As of December 31, 2011
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$3,340	$392	$12	$18	$2,942

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	3	$154	$1	26	$1,240	$119	29	$1,394	$120

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	10	$635	$26	42	$2,053	$384	52	$2,688	$410

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as available-for-sale:

	As of December 31,
	2012	2011
Fixed-rate	$55	$139
Variable-rate	2,662	3,201
Total amortized cost	$2,717	$3,340
A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,712	$112	$41	$—	$1,641

	As of December 31, 2011
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Loss	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$2,027	$287	$1	$12	$1,729

Note 7—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of December 31,
	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$550	$—	$—	$550	$650	$—	$—	$650
State or local housing agency debt obligations	106	2	—	108	100	1	—	101
Government-sponsored enterprises debt obligations	2,133	—	—	2,133	1,111	1	—	1,112
Mortgage-backed securities:
U.S. agency obligations-guaranteed	622	8	—	630	803	8	—	811
Government-sponsored enterprises	10,763	184	2	10,945	9,886	185	5	10,066
Private-label	2,744	36	22	2,758	3,693	28	219	3,502
Total	$16,918	$230	$24	$17,124	$16,243	$223	$224	$16,242

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	3	$750	$—	—	$—	$—	3	$750	$—
Mortgage-backed securities:
Government-sponsored enterprises	1	154	1	1	13	1	2	167	2
Private-label	—	—	—	43	974	22	43	974	22
Total	4	$904	$1	44	$987	$23	48	$1,891	$24

	As of December 31, 2011
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of deposit	3	$350	$—	—	$—	$—	3	$350	$—
Government-sponsored enterprises debt obligations	3	194	—	—	—	—	3	194	—
Mortgage-backed securities:
Government-sponsored enterprises	9	1,104	3	10	804	2	19	1,908	5
Private-label	23	437	8	59	1,656	211	82	2,093	219
Total	38	$2,085	$11	69	$2,460	$213	107	$4,545	$224

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2012		2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,092	$1,093	$703	$702
Due after one year through five years	1,697	1,698	1,158	1,161
Total non-mortgage-backed securities	2,789	2,791	1,861	1,863
Mortgage-backed securities	14,129	14,333	14,382	14,379
Total	$16,918	$17,124	$16,243	$16,242

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $8 and $13 as of December 31, 2012 and 2011, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity:

	As of December 31,
	2012	2011
Non-mortgage-backed securities:
Fixed-rate	$656	$892
Variable-rate	2,133	969
Total non-mortgage-backed securities	2,789	1,861

Mortgage-backed securities:
Fixed-rate	2,689	3,330
Variable-rate	11,440	11,052
Total mortgage-backed securities	14,129	14,382
Total amortized cost	$16,918	$16,243
A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of December 31,
	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$896	$11	$8	$899	$1,226	$10	$56	$1,180

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2012.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of two percent to increases of two percent.
Beginning on January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. The following table presents projected home price recovery ranges by months as of December 31, 2012:

Months	Annualized Rates (%)
1 to 6	0.00 to 2.80
7 to 12	0.00 to 3.00
13 to 18	1.00 to 3.00
19 to 30	2.00 to 4.00
31 to 42	2.80 to 5.00
43 to 66	2.80 to 6.00
Thereafter	2.80 to 5.60

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2012 as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	9.24	28.47	43.54	7.14
2007	7.44	11.64	38.69	0.90
2006	6.53	17.35	50.24	2.03
2005	7.45	17.75	42.82	4.54
2004 and prior	6.09	8.61	43.54	4.00
Total Prime	7.32	17.76	45.21	2.98
Alt-A:
2006	4.97	65.73	55.78	0.02
2005	6.82	34.19	51.27	0.40
Total Alt-A	6.36	42.00	52.39	0.30
Total	7.06	24.35	47.16	2.25

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive loss:

	For the Years Ended December 31,
	2012	2011	2010
Balance of credit losses previously recognized in earnings, beginning of year	$582	$464	$321
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	11	38
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	16	107	105
Increase in cash flows expected to be collected, recognized over the remaining life of the securities	(12)	—	—
Balance of cumulative credit losses recognized in earnings, end of year	$586	$582	$464

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

Note 9—Mortgage Loans Held for Portfolio

The Bank invested in single-family residential mortgage loans purchased directly from PFIs. The total dollar amount of the Bank's single-family residential mortgage loans represents held-for-portfolio loans whereby the PFIs service and credit enhance residential mortgage loans that they sell to the Bank. Also included in mortgage loans are multifamily residential mortgage loans, which are investments by the Bank in participation interests in loans on affordable multifamily rental properties. In 2006, the Bank ceased purchasing multifamily residential mortgage loans, and in 2008 the Bank ceased purchasing single-family residential mortgage loans.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on mortgage loans held for portfolio:

	As of December 31,
	2012	2011
Fixed-rate medium-term(1) single-family residential mortgage loans	$230	$341
Fixed-rate long-term single-family residential mortgage loans	1,007	1,279
Multifamily residential mortgage loans	20	21
Total unpaid principal balance	1,257	1,641
Premiums	5	7
Discounts	(7)	(9)
Total	$1,255	$1,639
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio outstanding:

	As of December 31,
	2012	2011
Government-guaranteed or insured loans	$92	$123
Conventional loans	1,165	1,518
Total unpaid principal balance	$1,257	$1,641

The Bank records credit enhancement fees related to single-family residential mortgage loans as a reduction to mortgage loan interest income. Credit enhancement fees totaled $2 for the years ended December 31, 2012, 2011, and 2010.

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 10—Advances
Redemption Terms. The Bank had advances outstanding, including AHP advances (see Note 14—Assessments), at interest rates ranging from zero percent to 8.64 percent, as summarized below. Advances with interest rates of zero percent are AHP subsidized advances and certain types of structured advances.

	As of December 31,
	2012	2011
Overdrawn demand deposit accounts	$2	$3
Due in one year or less	41,482	36,542
Due after one year through two years	7,915	11,173
Due after two years through three years	4,735	7,851
Due after three years through four years	5,821	3,881
Due after four years through five years	8,758	5,836
Due after five years	15,157	17,283
Total par value	83,870	82,569
Discount on AHP advances	(11)	(12)
Discount on EDGE advances	(8)	(10)
Hedging adjustments	3,658	4,431
Deferred commitment fees	(6)	(7)
Total	$87,503	$86,971

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank that makes the Bank financially indifferent to the prepayment of the advance. The Bank had callable advances outstanding of $20 and $0 as of December 31, 2012 and 2011, respectively.

The following table summarizes advances by year of contractual maturity or next call date for callable advances:

	As of December 31,
	2012	2011
Overdrawn demand deposit accounts	$2	$3
Due or callable in one year or less	41,482	36,542
Due or callable after one year through two years	7,915	11,173
Due or callable after two years through three years	4,745	7,851
Due or callable after three years through four years	5,830	3,881
Due or callable after four years through five years	8,758	5,836
Due or callable after five years	15,138	17,283
Total par value	$83,870	$82,569

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $5,174 and $8,276 as of December 31, 2012 and 2011, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of December 31,
	2012	2011
Overdrawn demand deposit accounts	$2	$3
Due or convertible in one year or less	46,198	42,376
Due or convertible after one year through two years	7,886	11,946
Due or convertible after two years through three years	4,748	7,716
Due or convertible after three years through four years	5,368	3,464
Due or convertible after four years through five years	6,570	5,021
Due or convertible after five years	13,098	12,043
Total par value	$83,870	$82,569

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of December 31,
	2012	2011
Fixed-rate:
Due in one year or less	$38,307	$32,389
Due after one year	33,425	38,811
Total fixed-rate	71,732	71,200
Variable-rate:
Due in one year or less	3,177	4,156
Due after one year	8,961	7,213
Total variable-rate	12,138	11,369
Total par value	$83,870	$82,569

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

As of December 31, 2012 and 2011, the Bank had rights to collateral, on a member to member specific basis, with an LCV greater than outstanding advances. The following table provides information about the types of collateral held for the Bank's advances:

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2012	$83,870	$217,935	69.78	7.09	23.13
As of December 31, 2011	82,569	188,597	64.36	10.93	24.71

The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank's security interest in all collateral pledged by the borrower to the Bank. The Bank perfects its security interest in collateral before making an advance to the borrower.

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

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. As of December 31, 2012 and 2011, the concentration of the Bank’s advances was $62,488 and $56,991 respectively, to 10 member institutions, representing 74.5 percent and 69.0 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2012 and 2011. No advance was past due as of December 31, 2012 and 2011.

For additional information related to the Bank's credit risk on advances and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The Bank's portfolio segments of financing receivables are at the level at which the Bank develops a systematic method for determining an allowance for credit losses. The Bank considers its portfolio segments to be advances and letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, multifamily residential mortgage loans, term federal funds, and term securities purchased under agreements to resell.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The activity in the allowance for credit losses was as follows:

	For the Year Ended December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$5	$—	$1	$6
Provision for credit losses	6	—	—	6
Charge-offs	(1)	—	—	(1)
Balance, end of year	$10	$—	$1	$11

	For the Years Ended December 31,
	2011				2010
	Conventional Single-family Residential Mortgage Loans	Government-Guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total	Total
Balance, beginning of year	$—	$—	$1	$1	$1
Provision for credit losses	5	—	—	5	—
Charge-offs	—	—	—	—	—
Balance, end of year	$5	$—	$1	$6	$1

The recorded investment in mortgage loans by impairment methodology was as follows:

	As of December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$1	$—	$1	$2
Collectively evaluated for impairment	9	—	—	9
Total allowance for credit losses	$10	$—	$1	$11
Recorded investment:
Individually evaluated for impairment	$13	$—	$21	$34
Collectively evaluated for impairment	1,135	93	—	1,228
Total recorded investment	$1,148	$93	$21	$1,262

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2011
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$1	$—	$1	$2
Collectively evaluated for impairment	4	—	—	4
Total allowance for credit losses	$5	$—	$1	$6
Recorded investment:
Individually evaluated for impairment	$8	$—	$22	$30
Collectively evaluated for impairment	1,492	124	—	1,616
Total recorded investment	$1,500	$124	$22	$1,646
Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Past due 30-59 days	$34	$8	$—	$42
Past due 60-89 days	12	4	—	16
Past due 90 days or more	78	11	—	89
Total past due	124	23	—	147
Total current loans	1,024	70	21	1,115
Total mortgage loans	$1,148	$93	$21	$1,262
Other delinquency statistics:
In process of foreclosure (1)	$59	$5	$—	$64
Seriously delinquent rate (2)	6.78%	11.45%	0.00%	7.01%
Past due 90 days or more and still accruing interest (3)	$—	$11	$—	$11
Loans on nonaccrual status (4)	$78	$—	$—	$78
Troubled debt restructurings	$11	$—	$—	$11
____________
(1) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported.
(2) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2011
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Past due 30-59 days	$35	$11	$—	$46
Past due 60-89 days	14	6	—	20
Past due 90 days or more	88	15	—	103
Total past due	137	32	—	169
Total current loans	1,363	92	22	1,477
Total mortgage loans	$1,500	$124	$22	$1,646
Other delinquency statistics:
In process of foreclosure (1)	$67	$9	$—	$76
Seriously delinquent rate (2)	5.87%	12.29%	0.00%	6.27%
Past due 90 days or more and still accruing interest (3)	$—	$15	$—	$15
Loans on nonaccrual status (4)	$88	$—	$—	$88
Troubled debt restructurings	$8	$—	$—	$8
____________
(1) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported.
(2) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment.
(3) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(4) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The Bank's conventional single-family residential mortgage loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to achieve a target housing expense ratio of 31.0 percent of their qualifying monthly income. The outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the target 31.0 percent housing expense ratio is met. A conventional single-family residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower's obligation to the Bank is considered a troubled debt restructuring.

The table below presents the Bank's recorded investment balance in troubled debt restructured loans as of the dates presented:

	As of December 31,
	2012			2011
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional single-family residential loans	$9	$2	$11	$6	$2	$8

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the years ended December 31, 2012 and 2011.

During the years ended December 31, 2012 and 2011, certain conventional single-family residential mortgage loans modified as troubled debt restructurings and experiencing a payment default within the previous 12 months were less than $1 and $1, respectively. A payment default on a troubled debt restructuring is considered to have occurred if the contractually due principal or interest is 60 days or more past due at any time during the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for credit losses for impaired loans individually assessed for impairment as of December 31, 2012 and 2011, and the average recorded investment and related interest income recognized on these loans during the years ended December 31, 2012 and 2011. All impaired conventional single-family residential loans had an allowance for credit losses as of December 31, 2012 and 2011.

	As of and for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Conventional single-family residential loans	$13	$13	$1	$13	$—

	As of and for the Year Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Conventional single-family residential loans	$8	$8	$1	$8	$—

Note 12—Deposits

The Bank offers demand and overnight deposits for members and qualifying non-members. A member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank classifies these items as interest-bearing deposits on the Statements of Condition.

The Bank pays interest on demand and overnight deposits based on a daily interest rate.

Note 13—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 12 Federal Home Loan Banks (FHLBanks) and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), and also is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $687,903 and $691,868 as of December 31, 2012 and 2011, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank's consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $123,524 and $125,062 as of December 31, 2012 and 2011, respectively, compared to a book value of $114,684 and $114,992 in consolidated obligations as of December 31, 2012 and 2011, respectively.

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

With respect to interest payments, consolidated obligation bonds also may have the following terms:

Step-up/down Consolidated Obligation Bonds have coupons at fixed rates for specified intervals over the lives of the consolidated obligation bonds. At the end of each specified interval, the coupon rate increases (decreases) or steps up (steps down). These consolidated obligation bond issues generally contain call provisions enabling the bonds to be called at the Bank's discretion; and

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling.
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of December 31,
	2012	2011
Fixed-rate	$76,212	$84,571
Step up/down	4,419	2,978
Simple variable-rate	1,250	1,850
Variable-rate capped floater	20	20
Total par value	$81,901	$89,419

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of December 31,
	2012		2011
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$55,397	0.79	$48,163	0.57
Due after one year through two years	7,587	2.08	20,987	1.83
Due after two years through three years	2,507	1.92	7,927	2.40
Due after three years through four years	3,344	4.25	2,083	2.65
Due after four years through five years	6,298	2.82	4,005	3.79
Due after five years	6,768	2.31	6,254	3.97
Total par value	81,901	1.36	89,419	1.46
Premiums	91		101
Discounts	(34)		(38)
Hedging adjustments	989		1,180
Total	$82,947		$90,662

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of December 31,
	2012	2011
Noncallable	$71,880	$60,794
Callable	10,021	28,625
Total par value	$81,901	$89,419

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of December 31,
	2012	2011
Due or callable in one year or less	$62,540	$60,321
Due or callable after one year through two years	6,550	17,467
Due or callable after two years through three years	2,136	3,284
Due or callable after three years through four years	3,024	1,110
Due or callable after four years through five years	6,028	2,870
Due or callable after five years	1,623	4,367
Total par value	$81,901	$89,419

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2012	$31,737	$31,745	0.12
As of December 31, 2011	$24,330	$24,331	0.03

Note 14—Assessments
Affordable Housing Program. Annually, the FHLBanks must set aside for the AHP the greater of $100 or 10 percent of each FHLBank's regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its regulatory income before assessments. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year, since each FHLBank's required annual AHP contribution is limited to its annual regulatory income. If the aggregate 10 percent calculation described above were less than $100 for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. There was no shortfall in 2012, 2011, or 2010. No FHLBank made such an application in 2012, 2011, or 2010. The Bank had outstanding principal in AHP-related advances of $48 and $59 as of December 31, 2012 and 2011, respectively.

A rollforward of the Bank's AHP liability is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$109	$126	$125
AHP assessments	30	21	31
Subsidy usage, net	(59)	(38)	(30)
Balance, end of year	$80	$109	$126

REFCORP. Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity.

Note 15—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank is subject to three regulatory capital requirements under its capital plan, the FHLBank Act, and Finance Agency regulations. First, the Bank must maintain permanent capital at all times in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Only “permanent capital,” defined by the FHLBank Act and regulations as retained earnings (determined in accordance with GAAP) and the amounts paid-in for Class B stock, satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Second, the FHLBank Act requires the Bank to maintain at all times total capital in an amount equal to at least four percent of total assets.

Third, the FHLBank Act requires the Bank to maintain at all times weighted-leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank's general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2012, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank's total capital is equal to its permanent capital. “Weighted-leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Agency's regulatory capital rules and requirements as shown in the following table:

	As of December 31,
	2012		2011
	Required	Actual	Required	Actual
Risk based capital	$1,625	$6,373	$1,951	$7,258
Total capital-to-assets ratio	4.00%	5.15%	4.00%	5.79%
Total regulatory capital (1)	$4,948	$6,373	$5,011	$7,258
Leverage ratio	5.00%	7.73%	5.00%	8.69%
Leverage capital	$6,185	$9,560	$6,264	$10,887
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $40 and $286 in mandatorily redeemable capital stock as of December 31, 2012 and 2011, respectively.

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
The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank's board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2012, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.15 percent (15 basis points) of the member's total assets as of December 31, 2011, subject to a cap of $26. The membership stock requirement is recalculated at least annually by March 31, using the member's total assets as of the preceding calendar year-end. As of December 31, 2012, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member's outstanding par value of advances; and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2012 and 2011.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank's board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member's capital stock investment that exceeds the required minimum amount (excess capital stock). Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank's excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank's excess capital stock to exceed one percent of its total assets. As of December 31, 2012 and 2011, the Bank's excess capital stock did not exceed one percent of its total assets.

A member may obtain redemption of its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member's excess capital stock before expiration of the five-year notice period. The Bank's authority to redeem or repurchase capital stock is subject to a number of limitations.

The Bank's board of directors may, but is not required to, declare and pay non-cumulative dividends out of unrestricted retained earnings and current earnings in either cash or capital stock in compliance with Finance Agency rules. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if the payment, if made, would cause the Bank to fail to meet any of its regulatory capital requirements.

As of December 31, 2012 and 2011, the 10 largest holders of capital stock held $3,053, or 61.8 percent, and $3,375, or 56.2 percent, respectively, of the total regulatory capital stock of the Bank.
Mandatorily Redeemable Capital Stock. The Bank reclassifies capital stock subject to redemption from capital to a liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership. Shares of capital stock meeting these definitions are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. Dividends on mandatorily redeemable capital stock, recorded as interest expense, were $3, $4, and $2 for the years ended December 31, 2012, 2011, and 2010, respectively. The repayment of these mandatorily redeemable financial instruments is reflected as a financing cash outflow in the Statements of Cash Flows.
The following table provides the activity in mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$286	$529	$188
Capital stock subject to mandatory redemption reclassified from equity during the year due to:
Attainment of non-member status	90	149	424
Withdrawal	1	4	—
Repurchase/redemption of mandatorily redeemable capital stock	(308)	(369)	(57)
Capital stock no longer subject to redemption due to the transfer of stock from a non-member to a member	(29)	(27)	(26)
Balance, end of year	$40	$286	$529

As of December 31, 2012, the Bank's outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31,
	2012	2011
Due in one year or less	$—	$4
Due after one year through two years	12	8
Due after two years through three years	9	52
Due after three years through four years	17	122
Due after four years through five years	1	99
Due after five years	1	1
Total	$40	$286

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

Note 16—Accumulated Other Comprehensive Loss
Components comprising accumulated other comprehensive loss were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Loss
Balance, December 31, 2009	$(5)	$(739)	$(744)
Current period other comprehensive (loss) income	(5)	347	342
Balance, December 31, 2010	(10)	(392)	(402)
Current period other comprehensive loss	(3)	(6)	(9)
Balance, December 31, 2011	(13)	(398)	(411)
Current period other comprehensive (loss) income	(4)	357	353
Balance, December 31, 2012	$(17)	$(41)	$(58)

Note 17—Pension and Postretirement Benefit Plans

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

The Pentegra Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2011. For the Pentegra Plan years ended June 30, 2011 and 2010, the Bank's contribution was not more than five percent of the total contributions to the Pentegra Plan.

The following table presents information on Pentegra Plan net pension cost and funded status:

	2012	2011	2010
Net pension cost charged to compensation and benefit expense for the year ended December 31	$9	$9	$6
Pentegra Plan funded status as of July 1(1)	108.22%	90.29%	87.98%
Bank's funded status as of the plan year end	105.26%	88.82%	92.49%
____________
(1) The Pentegra Plan's funded status as of July 1 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15 of the following year (i.e. through March 15, 2013 for the plan year ended June 30, 2012 and through March 15, 2012 for the plan year ended June 30, 2011). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2014 for the plan year July 1, 2012 through June 30, 2013 and April 2013 for the plan year July 1, 2011 through June 2012. Form 5500 was filed in April 2012 for the plan year July 1, 2010 through June 30, 2011.

The Bank also participates in a qualified, defined contribution plan. The Bank's contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations. The Bank contributed $2 to this plan during the years ended December 31, 2012, 2011, and 2010.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank's contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during the years ended December 31, 2012, 2011, and 2010.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan's liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank's minimum obligation from this plan was $1 and $2 as of December 31, 2012 and 2011, respectively. Operating expense includes deferred compensation and accrued earnings of less than $1 during the years ended December 31, 2012, 2011, and 2010.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank's supplemental defined benefit pension plan and postretirement health benefit plan as of December 31, 2012 and 2011 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$20	$19	$12	$8
Service cost	1	1	1	1
Interest cost	1	1	—	1
Actuarial loss	5	2	—	2
Benefits paid	(1)	—	—	—
Settlement	—	(3)	—	—
Benefit obligation at end of year	26	20	13	12
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	1	—	—	—
Benefits paid	(1)	—	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(26)	$(20)	$(13)	$(12)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan were $39 and $32 as of December 31, 2012 and 2011, respectively.
Amounts recognized in accumulated other comprehensive loss for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan as of December 31, 2012 and 2011 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2012	2011	2012	2011
Net loss	$14	$10	$5	$6
Prior service credit	—	—	(2)	(3)
Total amount recognized	$14	$10	$3	$3

The accumulated benefit obligation for the supplemental defined benefit pension plan was $16 and $12 as of December 31, 2012 and 2011, respectively.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2012	2011	2010	2012	2011	2010
Net periodic benefit cost:
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	1	1	1	1	1	1
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of net loss	1	1	—	—	—	—
Settlement loss	—	1	—	—	—	—
Net periodic benefit cost	3	4	2	1	1	1

Other changes in benefit obligations recognized in other comprehensive loss:
Net loss	5	2	4	—	1	1
Amortization of net loss	(1)	(1)	—	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Settlement loss	—	(1)	—	—	—	—
Total recognized in other comprehensive loss	4	—	4	1	2	2
Total recognized in periodic benefit cost and other comprehensive loss	$7	$4	$6	$2	$3	$3

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total

Net loss	$2	$—	$2
Prior service credit	—	(1)	(1)
Total	$2	$(1)	$1

The measurement date used to determine the Bank's 2012 benefit obligation was December 31, 2012.

Key assumptions used for the actuarial calculations to determine benefit obligations for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2012 and 2011 were as follows:

	Supplemental Defined Benefit Pension Plan (%)		Postretirement Health Benefit Plan (%)
	2012	2011	2012	2011
Discount rate	4.10	3.73	4.15	4.40
Rate of compensation increase	5.50	5.50	N/A	N/A

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2012, 2011, and 2010 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2012	2011	2010	2012	2011	2010
Discount rate	3.73	4.53	5.30	4.40	5.55	5.96
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The discount rate used for the year ended December 31, 2012 was derived by matching projected benefit payments to bond yields obtained from the Towers Watson's proprietary RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. The discount rate used for the years ended December 31, 2011, and 2010 was derived using a discounted cash flow approach, which incorporated matching the timing and amount of each expected future benefit payment against the Citigroup Pension Discount Curve.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Assumed health-care cost trend rates for the Bank's postretirement health benefit plan were as follows:

	As of December 31,
	2012	2011
Assumed for next year (%)	8.00	7.50
Ultimate rate (%)	5.00	5.00
Year that ultimate rate is reached	2017	2016

As of December 31, 2012, a one percentage point change in the assumed health-care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	—	(2)

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded plans; therefore, the Bank will not make contributions to them in 2013 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for the supplemental defined benefit pension plan are listed in the table below:

Years	Supplemental Defined Benefit Pension Plan
2013	$2
2014	2
2015	2
2016	3
2017	3
2018-2022	13
The benefits the Bank expects to pay for the postretirement health benefit plan for the years 2013 through 2017 is less than $1 per year and for 2018 through 2022 the amount expected to be paid totals $3.

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

The Bank enters into derivatives to manage the interest-rate risk exposures inherent in its otherwise unhedged assets and funding positions, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank's risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the Bank's financial management strategy.

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
The Bank uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank's financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (non-qualifying hedges).
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
Types of Hedged Items
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition or (2) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly on an ongoing basis) whether the derivatives that it uses in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the risk being hedged and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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
Advances. The Bank offers a variety of advance structures to meet members' funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair-value hedge.
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
Financial Statement Effect and Additional Financial Information
Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.
The following table summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of December 31,
	2012			2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$102,660	$1,129	$(3,689)	$120,999	$1,344	$(4,467)
Total derivatives in hedging relationships	102,660	1,129	(3,689)	120,999	1,344	(4,467)
Derivatives not designated as hedging instruments:
Interest rate swaps	9,570	29	(497)	6,221	14	(567)
Interest rate caps or floors	12,500	32	(22)	12,500	64	(53)
Total derivatives not designated as hedging instruments	22,070	61	(519)	18,721	78	(620)
Total derivatives before netting and collateral adjustments	$124,730	1,190	(4,208)	$139,720	1,422	(5,087)
Netting adjustments		(1,089)	1,089		(1,377)	1,377
Cash collateral and related accrued interest		(88)	2,961		(27)	3,469
Total collateral and netting adjustments (1)		(1,177)	4,050		(1,404)	4,846
Derivative assets and derivative liabilities		$13	$(158)		$18	$(241)
___________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income:

	For the Years Ended December 31,
	2012	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$167	$144	$196
Total net gains related to fair value hedge ineffectiveness	167	144	196
Derivatives not designated as hedging instruments:
Interest rate swaps	52	12	(23)
Interest rate caps or floors	(1)	(23)	(23)
Net interest settlements	(101)	(142)	(142)
Total net losses related to derivatives not designated as hedging instruments	(50)	(153)	(188)
Net gains (losses) on derivatives and hedging activities	$117	$(9)	$8

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Year Ended December 31, 2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$554	$(355)	$199	$(1,397)
Consolidated obligations bonds	(191)	159	(32)	574
Total	$363	$(196)	$167	$(823)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2011
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(201)	$347	$146	$(2,054)
Consolidated obligations:
Bonds	23	(25)	(2)	804
Discount notes	(2)	2	—	2
Total	$(180)	$324	$144	$(1,248)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2010
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$541	$(307)	$234	$(3,068)
Consolidated obligations:
Bonds	(10)	(25)	(35)	1,149
Discount notes	(6)	3	(3)	10
Total	$525	$(329)	$196	$(1,909)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements with collateral delivery thresholds on all derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank. Based on credit analyses and collateral requirements, the Bank presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of December 31, 2012.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents credit exposure on derivative instruments, excluding circumstances where a counterparty’s pledged collateral to the Bank exceeds the Bank’s net position.

	As of December 31,
	2012	2011
Total net exposure at fair value (1)	$101	$45
Cash collateral held	88	27
Net positive exposure after cash collateral	13	18
Other collateral	1	5
Net exposure after collateral (2)	$12	$13
____________

(1)	Includes net accrued interest receivable of $4 and $1 as of December 31, 2012 and 2011, respectively.

(2)	The Bank had net credit exposure of $8 and $0 as of December 31, 2012 and 2011, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.
Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2012 was $3,110 for which the Bank has posted collateral with a fair value of $2,960 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $124 of collateral (at fair value) to its derivative counterparties as of December 31, 2012.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell and distribute consolidated obligations. The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Prior to September 19, 2008, Lehman Brothers Special Financing Inc. (LBSF) was a counterparty to the Bank on multiple derivative transactions. On September 19, 2008, the Bank terminated all of its derivative contracts with LBSF and determined that the net amount due to the Bank as a result of excess collateral held by LBSF was approximately $189. At that time, the Bank recorded a $189 receivable for the net amount due and a $170 reserve, with a corresponding increase to “Noninterest expense,” at September 30, 2008 based on management's estimate of the probable amount that would be realized.

During the second quarter of 2010, the Bank and management of the Lehman bankruptcy estate concluded that the agreed-upon amount of the Bank's claims on the Lehman estate was $175. Based on a financial disclosure report made available by the Lehman bankruptcy estate during the second quarter of 2010 and market prices for the sale of claims on the Lehman bankruptcy estate, the Bank's estimate of the probable amount to be realized as of June 30, 2010 was $68. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $49, with a corresponding reduction to “Noninterest expense.”

During the third quarter of 2010, the Bank began negotiations with a third party for the sale of its claim on the Lehman bankruptcy estate. Based on these negotiations, the Bank's estimate of the probable amount to be realized as of August 30, 2010 was $70. The Bank therefore increased its estimate of the probable amount to be realized related to the net receivable due from LBSF by $2, with a corresponding reduction to “Other expense.” On September 30, 2010, the Bank sold its claim on the Lehman bankruptcy estate for $70, the carrying value of the net receivable due from LBSF. For the year ended December 31, 2010, the total reduction to “Noninterest expense” related to the net receivable due from LBSF was $51.

Note 19—Estimated Fair Values

The Bank records trading securities, available-for-sale securities, derivative assets and liabilities, and grantor trust assets (public-traded mutual funds) at estimated fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Outlined below is the application of the “fair value hierarchy” to the Bank's financial assets and financial liabilities that are carried at fair value.

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2012, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2012, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of December 31, 2012, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of December 31, 2012
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$2,291	$—	$—	$2,291
Other FHLBank’s bond	—	77	—	—	77
State or local housing agency debt obligations	—	2	—	—	2
Total trading securities	—	2,370	—	—	2,370
Available-for-sale securities:
Private-label MBS	—	—	2,676	—	2,676
Derivative assets:
Interest-rate related	—	1,190	—	(1,177)	13
Grantor trust (included in Other assets)	17	—	—	—	17
Total assets at fair value	$17	$3,560	$2,676	$(1,177)	$5,076
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,208)	$—	$4,050	$(158)
Total liabilities at fair value	$—	$(4,208)	$—	$4,050	$(158)
____________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

	As of December 31, 2011
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$3,035	$—	$—	$3,035
Other FHLBank’s bond	—	82	—	—	82
State or local housing agency debt obligations	—	3	—	—	3
Total trading securities	—	3,120	—	—	3,120
Available-for-sale securities:
Private-label MBS	—	—	2,942	—	2,942
Derivative assets:
Interest-rate related	—	1,422	—	(1,404)	18
Grantor trust (included in Other assets)	14	—	—	—	14
Total assets at fair value	$14	$4,542	$2,942	$(1,404)	$6,094
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(5,087)	$—	$4,846	$(241)
Total liabilities at fair value	$—	$(5,087)	$—	$4,846	$(241)
____________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2012 and 2011.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$2,942	$3,319	$2,256
Transfer of private-label MBS from held-to-maturity to available-for-sale	6	451	1,298
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(16)	(111)	(118)
Included in other comprehensive loss (2)	357	31	508
Accretion of credit losses in net interest income	4	(11)	(12)
Settlements	(617)	(737)	(613)
Balance, end of year	$2,676	$2,942	$3,319
____________

(1)	Related to available-for-sale securities held at year end.

(2)
This amount is included in other comprehensive loss within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Described below are the Bank's fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.
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

Securities purchased under agreements to resell. The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms and represent market observable rates.

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

The Bank periodically conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label MBS.

The Bank's valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis does not provide evidence that an outlier (or outliers) is (are) in fact more representative of the fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of December 31, 2012, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2012 and 2011.

As an additional step for certain securities, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of December 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for certain of its private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's other-than-temporary impairment process and compared such yield to the market yield for comparable securities according to a third source to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of December 31, 2012 and 2011, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized as described in Note 10–Advances.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.
Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. As of December 31, 2012, the Bank began using the Overnight Index Swap rate to discount future cash flows for collateralized derivatives. These types of derivatives compose the majority of the Bank's derivatives portfolio. Prior to December 31, 2012, the Bank used LIBOR to discount future cash flows for all of its derivatives.
Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2012 and 2011.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Grantor Trust Assets. Grantor trust assets, included as a component of Other assets, are carried at estimated fair value based on quoted market prices.
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2012 and 2011. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$4,083	$4,083	$4,083	$—	$—	$—
Interest bearing-deposits	1,005	1,005	—	1,005	—	—
Securities purchased under agreements to resell	250	250	—	250	—	—
Federal funds sold	7,235	7,235	—	7,235	—	—
Trading securities	2,370	2,370	—	2,370	—	—
Available-for-sale securities	2,676	2,676	—	—	2,676	—
Held-to-maturity securities	16,918	17,124	—	14,366	2,758	—
Mortgage loans held for portfolio, net	1,244	1,377	—	1,377	—	—
Advances	87,503	87,945	—	87,945	—	—
Accrued interest receivable	240	240	—	240	—	—
Derivative assets	13	13	—	1,190	—	(1,177)
Grantor trust assets (included in Other assets)	17	17	17	—	—	—
Liabilities:
Interest-bearing deposits	(2,094)	(2,094)	—	(2,094)	—	—
Consolidated obligations, net:
Discount notes	(31,737)	(31,739)	—	(31,739)	—	—
Bonds	(82,947)	(83,750)	—	(83,750)	—	—
Mandatorily redeemable capital stock	(40)	(40)	(40)	—	—	—
Accrued interest payable	(229)	(229)	—	(229)	—	—
Derivative liabilities	(158)	(158)	—	(4,208)	—	4,050

	As of December 31, 2011
	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$6	$6
Interest-bearing deposits	1,203	1,203
Federal funds sold	12,630	12,629
Trading securities	3,120	3,120
Available-for-sale securities	2,942	2,942
Held-to-maturity securities	16,243	16,242
Mortgage loans held for portfolio, net	1,633	1,796
Advances	86,971	87,655
Accrued interest receivable	314	314
Derivative assets	18	18
Grantor trust assets (included in Other assets)	14	14
Liabilities:
Interest-bearing deposits	(2,655)	(2,655)
Consolidated obligations, net:
Discount notes	(24,330)	(24,330)
Bonds	(90,662)	(91,839)
Mandatorily redeemable capital stock	(286)	(286)
Accrued interest payable	(286)	(286)
Derivative liabilities	(241)	(241)

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

The Bank determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' consolidated obligations as of December 31, 2012 and 2011. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $574,257 and $578,118 as of December 31, 2012 and 2011, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank issues standby letters of credit for the account of its members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary's draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase.
The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2012	2011
Outstanding notional	$17,687	$21,510
Original terms (1)	Less than four months to 20 years	Less than 12 months to 20 years
Final expiration year	2030	2030
____________

(1)
The Bank had five standby letters of credit for a total of $49 as of December 31, 2012, and no standby letters of credit as of December 31, 2011, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $74 and $80 as of December 31, 2012 and 2011, respectively. Based on the Bank's credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized at the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2012 and 2011. Such commitments would be recorded as derivatives at their fair values.
As of December 31, 2012, the Bank had committed to the issuance of $3,055 (par value) in consolidated obligation bonds, of which $3,035 were hedged with associated interest rate swaps that had traded but not yet settled. As of December 31, 2011, the Bank had committed to the issuance of $3,492 (par value) in consolidated obligation bonds, of which $3,475 were hedged with associated interest rate swaps that had traded but not yet settled.

The Bank charged to operating expenses net rental costs of $2 for the years ended December 31, 2012, 2011, and 2010.

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank's results of operations.

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

Note 21—Transactions with Members and their Affiliates and with Housing Associates
The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the FHLBank Act, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.
The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, one member institution, Capital One, National Association, which held 14.6 percent of the Bank’s total regulatory capital stock as of December 31, 2012, was considered a related party. Total advances outstanding to Capital One, National Association were $15,419 and $6,373 as of December 31, 2012 and 2011, respectively. Total deposits held in the name of Capital One, National Association were $10 as of December 31, 2012 and 2011. No mortgage loans or mortgage-backed securities were acquired from Capital One, National Association during the three years ended December 31, 2012.

Note 22—Transactions with Other FHLBanks

The Bank's activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with Other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or from other FHLBanks outstanding as of December 31, 2012 and 2011. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks was less than $1 for the years ended December 31, 2012, 2011, and 2010.
The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks:

	For the Years Ended December 31,
	2012	2011	2010
Investing activities:
Loans made to other FHLBanks	$(484)	$(859)	$(390)
Principal collected on loans to other FHLBanks	484	859	390
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$446	$3,066	$1,372
Payments of short-term borrowings from other FHLBanks	(446)	(3,066)	(1,372)
Net change in borrowings from other FHLBanks	$—	$—	$—

Investment in Other FHLBank Consolidated Obligation Bond. The Bank's trading investment securities portfolio includes a consolidated obligation bond for which FHLBank Chicago is the primary obligor. The balance of this investment is presented in Note 5—Trading Securities. This consolidated obligation bond was purchased in the open market from a third party and is accounted for in the same manner as other similarly classified investments (see Note 2—Summary of Significant Accounting Policies). Interest income earned on the consolidated obligation bond on which FHLBank Chicago is the primary obligor totaled $10 for the year ended December 31, 2012 and $8 for the years ended December 31, 2011and 2010.

Assumption of Other FHLBank Consolidated Obligation Bonds. The Bank may, from time to time, assume the outstanding primary liability of another FHLBank's consolidated obligation bonds rather than issue new debt for which the Bank is the primary obligor. There were no consolidated obligation bonds transferred to the Bank for the years ended December 31, 2012

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

and 2011. The par value of the consolidated obligation bonds transferred to the Bank was $140 for the year ended December 31, 2010. The Bank accounts for these transfers in the same manner as it accounts for new debt issuances.

MPF Program® Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program, one of the programs through which the Bank historically purchased mortgage assets. These fees totaled $1 for the years ended December 31, 2012, 2011, and 2010.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2012, the Bank's outstanding balance related to these MPF Program assets was $2.

Note 23—Subsequent Events
On March 21, 2013, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2012 in the amount of $29. The Bank will pay the fourth quarter 2012 dividend on March 28, 2013.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

Supplementary financial information for each quarter in the years ended December 31, 2012 and 2011 is included in the following tables (in millions).

2012	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$226	$238	$255	$254
Interest expense	129	147	152	169
Net interest income	97	91	103	85
Provision for credit losses	2	1	—	3
Noninterest income (loss)	14	24	(6)	23
Noninterest expense	38	30	30	27
Total assessments	7	8	7	8
Net income	$64	$76	$60	$70

2011	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest income	$267	$258	$279	$305
Interest expense	159	149	164	178
Net interest income	108	109	115	127
Provision for credit losses	5	—	—	—
Noninterest income (loss)	7	(44)	(32)	(35)
Noninterest expense	40	29	32	22
Total assessments	7	4	13	19
Net income	$63	$32	$38	$51

Investment Portfolio

Supplementary financial information on the Bank's investments is included in the tables below (dollars in millions):

	As of December 31,
	2012					2011	2010
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Trading securities:
Government-sponsored enterprises debt obligations	$626	$1,665	$—	$—	$2,291	$3,035	$3,306
Other FHLBank's bond	—	77	—	—	77	82	74
State and local housing agency debt obligations	—	1	1	—	2	3	3
Total trading securities	626	1,743	1	—	2,370	3,120	3,383
Yield on trading securities	4.15%	5.06%	6.72%	0.00%

Available-for-sale securities:
Private-label MBS	$—	$—	$18	$2,658	$2,676	$2,942	$3,319
Total available-for-sale securities	—	—	18	2,658	2,676	2,942	3,319
Yield on available-for-sale securities	0.00%	0.00%	5.53%	5.55%

Held-to-maturity securities:
Certificates of deposit	$550	$—	$—	$—	$550	$650	$1,190
State and local housing agency debt obligations	3	103	—	—	106	100	108
Government-sponsored enterprises debt obligations	539	1,594	—	—	2,133	1,111	873
Mortgage-backed securities:
U.S. agency obligations- guaranteed	—	—	1	621	622	803	960
Government-sponsored enterprises	—	45	811	9,907	10,763	9,886	8,716
Private-label	—	10	589	2,145	2,744	3,693	5,627
Total held-to-maturity securities	1,092	1,752	1,401	12,673	16,918	16,243	17,474
Yield on held-to-maturity securities	0.25%	0.47%	4.39%	1.95%

Total investment securities	$1,718	$3,495	$1,420	$15,331	$21,964	$22,305	$24,176
Yield on total investment securities	1.65%	2.64%	4.41%	2.58%

Interest-bearing deposits	$1,005	$—	$—	$—	$1,005	$1,203	$2
Securities purchased under agreements to resell	250	—	—	—	250	—	—
Federal funds sold	7,235	—	—	—	7,235	12,630	15,701
Total investments	$10,208	$3,495	$1,420	$15,331	$30,454	$36,138	$39,879

The Bank held securities of the following issuers with a carrying value greater than 10 percent of the Bank's total capital. These amounts include securities issued by the issuer's holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2012
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$2,537	$2,540
Wells Fargo & Company, San Francisco, CA	1,178	1,187
JPMorgan Chase & Co., New York, NY	967	966

Loan Portfolio

The Bank's outstanding domestic loans, nonaccrual loans, and loans 90 days or more past due and accruing interest were as follows (in millions):

	As of December 31,
	2012	2011	2010	2009	2008
Advances	$87,503	$86,971	$89,258	$114,580	$165,856
Real estate mortgages (1)	$1,255	$1,639	$2,040	$2,523	$3,252
Nonaccrual real estate mortgages, unpaid principal balance	$77	$88	$82	$56	$14
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (2)	$10	$15	$21	$27	$14
Troubled debt restructurings	$9	$6	$3	$—	$—
Interest contractually due during the year	$5
Interest actually received during the year	$1
___________
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

Summary of Loan Loss Experience

The allowance for credit losses on domestic real estate mortgage loans was as follows (in millions):

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
Balance, beginning of year	$6	$1	$1	$1	$1
Provisions for credit losses	6	5	—	—	—
Charge-offs	(1)	—	—	—	—
Balance, end of year	$11	$6	$1	$1	$1

The ratio of charge-offs to average loans outstanding was four basis points for the year ended December 31, 2012 and zero for the years ended December 31, 2008 through 2011.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollars in millions):

	As of December 31,
	2012		2011		2010		2009		2008
	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)
Single-family residential mortgages	$10	98	$5	99	$—	99	$—	99	$—	99
Multifamily residential mortgages	1	2	1	1	1	1	1	1	1	1
Total	$11	100	$6	100	$1	100	$1	100	$1	100
____________
(1) Amount allocated for credit losses on mortgage loans.
(2) Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table provides information regarding the Bank's short-term borrowings (dollars in millions):

	As of and for the Years Ended December 31,
	2012	2011	2010
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$31,737	$24,330	$23,915
Weighted average interest rate at the end of the year	0.12%	0.03%	0.14%
Daily average outstanding for the year	$22,314	$18,948	$19,455
Weighted average interest rate for the year	0.11%	0.09%	0.15%
Maximum amount outstanding at any month-end during the year	$31,737	$27,268	$27,599

Consolidated obligation bonds:
Amount outstanding at the end of the year	$26,186	$11,623	$17,209
Weighted average interest rate at the end of the year	0.19%	0.15%	0.35%
Daily average outstanding for the year	$25,366	$15,894	$17,500
Weighted average interest rate for the year	0.20%	0.25%	0.48%
Maximum amount outstanding at any month-end during the year	$28,235	$17,245	$23,236

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

The Bank's President and Chief Executive Officer and the Bank's Executive Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

As of December 31, 2012, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management's Assessment of Internal Control Over Financial Reporting

The Bank's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank's management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2012. In making this assessment, the Bank's management utilized the criteria set forth by COSO in Internal Control-Integrated Framework. Based upon that evaluation, management has concluded that the Bank's internal control over financial reporting was effective as of December 31, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, there were no changes in the Bank's internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	49	President and Chief Executive Officer
Kirk R. Malmberg	52	Executive Vice President and Chief Financial Officer
Cathy C. Adams	53	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	44	Executive Vice President and Chief Business Officer
Andrew B. Mills	62	Senior Vice President and Treasurer
Reginald T. O'Shields	42	Senior Vice President and General Counsel
Ken Yoo	42	Senior Vice President and Chief Risk Officer

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

Kirk R. Malmberg was appointed executive vice president and chief financial officer effective April 1, 2011. He oversees accounting, financial reporting, investment and derivatives operations, and financial risk modeling as well as the Bank's credit and collateral services. From December 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. He served as senior vice president responsible for the Bank's mortgage programs from December 2003 to December 2007. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. in political science from Trinity University.

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

Robert F. Dozier, Jr. has served as chief business officer since joining the Bank effective June 6, 2011. Mr. Dozier oversees the Bank's member sales and outreach, community investment services, corporate communications, and government and industry relations. Prior to joining the Bank, Mr. Dozier was president and chief operating officer for Homeowners Mortgage Enterprises, a subsidiary of CoastalStates Bank, where he began as a loan officer in 1992. Mr. Dozier also served on the board of directors for CoastalSouth Bancshares, the holding company of CoastalStates Bank. From 2002 to 2004, Mr. Dozier served as a director of the Bank. He earned a B.A. in political science from the University of South Carolina.

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

Reginald T. O'Shields has served as senior vice president and general counsel since April 2, 2011. He joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O'Shields practiced law at private law firms in New York, Atlanta, Georgia, and Greenville, South Carolina from 1996 to 2003. Mr. O'Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Ken Yoo has served as first vice president and chief risk officer since April 1, 2011, and was promoted to senior vice president effective January 1, 2013. Mr. Yoo directs the Bank's enterprise risk management function and is responsible for overseeing enterprise-wide risk assessment and reporting functions as well as model validation efforts for the Bank. Mr. Yoo joined the Bank in 2006 as manager of risk reporting and analysis and was promoted to director of enterprise risk management and then deputy chief risk officer prior to his current position. Prior to joining the Bank, Mr. Yoo was employed by the Office of Federal Housing Enterprise Oversight (which was subsequently merged into the Finance Agency pursuant to the Housing Act), where he was a senior member of its supervisory group since 2005. Previously, Mr. Yoo was employed in various senior risk management consulting positions at BearingPoint, Inc. and at Merrill Lynch & Co. Mr. Yoo earned an M.A. in international affairs from George Washington University, an M.B.A. from Yonsei University in Seoul, Korea and a B.A. in economics from Virginia Tech.

Directors

The FHLBank Act provides that an FHLBank's board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2013, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. All individuals serving as Bank directors must be United States citizens. At least a majority of the directors must be member directors and not fewer than two-fifths must be independent directors. Under the FHLBank Act, as amended by the Housing Act of 2008, and Finance Agency regulations, the term of office of each director is four years, subject to certain adjustments to achieve a staggered board, and any director that has been elected to three consecutive full terms is not eligible for election to directorship for any term that begins within two years of the expiration of the third term.

Finance Agency regulations require that a member directorship be held only by an officer or director of a member institution. Further, the member institution must be located within the Bank's district, meet all minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator, and be a member as of the record date established for the election of such director. The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a nominee from the election ballot on the basis of such qualifications. For the 2012 elections, the board of directors did not identify any particular qualifications as part of its election notification process.

Finance Agency regulations require that an independent directorship be held only by an individual who is a bona fide resident of the Bank's district, who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank, and who is not an officer of any FHLBank. Finance Agency regulations further require that a public interest independent director have more than four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. An independent director other than a public interest director must have either four years of experience representing consumer or community interests in the foregoing areas or have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

The Bank has determined that all member directors meet the regulatory eligibility requirements for directors and, based on the specific experience, qualifications, attributes or skills described in the biographical paragraphs provided below, that each independent director is qualified to serve as an independent director for the Bank.

The following table sets forth information regarding each of the Bank's directors as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director
Donna C. Goodrich(1)	50	2008	12/31/2016
William C. Handorf(2)	68	2007	12/31/2015
John M. Bond, Jr.(1)	69	2005	12/31/2014
W. Russell Carothers, II(1)	71	2002	12/31/2013
F. Gary Garczynski(2)(3)	66	2007	12/31/2016
J. Thomas Johnson(1)	66	2004	12/31/2015
Jonathan Kislak(2)	64	2008	12/31/2014
LaSalle D. Leffall, III(2)	50	2007	12/31/2016
Miriam Lopez(1)	62	2008	12/31/2014
John C. Neal (1)	63	2013	12/31/2016
Henry Gary Pannell(2)	75	2008	12/31/2015
Robert L. Strickland, Jr. (2)(3)	61	2007	12/31/2013
Thomas H. Webber, III(1)	71	2007	12/31/2013
Richard A. Whaley (1)	53	2013	12/31/2014
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

Chairman of the board, Donna C. Goodrich, has served as senior executive vice president of Branch Banking & Trust Company (BB&T) since December 2006. She also has served as deposit services manager of BB&T since 2004. Ms. Goodrich joined BB&T in 1985, and has held the positions of retail services officer, financial center manager, mergers and acquisition analyst, asset/liability management specialist, and deposit and corporate funding manager. She is a member of the Senior Leadership Team and serves on several committees, including the Market Risk, Liquidity and Capital Committee. Ms. Goodrich also serves as senior executive vice president of BB&T Corporation, the holding company of BB&T, a position she has held since December 2006. Ms. Goodrich is the immediate past chairman of the North Carolina Bankers Association. She has expertise in asset/liability management and finance.

Vice chairman of the board, William C. Handorf, Ph.D., has served as a professor of finance and real estate at The George Washington University's School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond's Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. Mr. Handorf has expertise in financial markets, banking, real estate investment, accounting, and derivatives.

John M. Bond, Jr. is a director of The Columbia Bank, a wholly-owned affiliate of Fulton Financial Corporation. He has served on the board of directors of The Columbia Bank since 1988 and as chairman of the board from 2004 to 2009. Mr. Bond served as chief executive officer of The Columbia Bank from 1988 until his retirement in December 2006. From May 2004 until February 2006 when it was acquired by Fulton Financial, Mr. Bond served as chairman and chief executive officer of Columbia Bancorp, a publicly-traded company and the holding company of The Columbia Bank. From 1987 to May 2004, Mr. Bond served as president, chief executive officer, and director of Columbia Bancorp. He also has served as a director of Fulton Financial Corporation, a publicly-traded financial holding company, since March 2006 and has served as chairman of its audit committee since June 2012. Mr. Bond has expertise in commercial banking, credit, finance, and accounting.

W. Russell Carothers, II is chairman and chief executive officer of The Citizens Bank of Winfield, Alabama, a position he has held for the past 23 years. He joined The Citizens Bank in 1963 and served as its president for 30 years. Mr. Carothers has also served as a director for First National Bankers Bank and its holding company, First National Bankers Bankshares, Inc. since January 2011. Mr. Carothers has expertise in general banking, finance, accounting, auditing, and community development.

F. Gary Garczynski is the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, a position he has held since 1997. Mr. Garczynski has served as chairman of the National Housing Endowment since 2004 and previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builders Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski serves a gubernatorial appointment through 2016 as the Northern Virginia Director to the Commonwealth Transportation Board and the Northern Virginia Transportation Authority. Mr. Garczynski has expertise in community development, planning and zoning, business development, and business organization.

J. Thomas Johnson is president and chief executive officer of Citizens Building and Loan, SSB, a position he has held since May 2009. Mr. Johnson is also vice chairman of the board of First Community Bank and its holding company, First Community Corporation, a position he has held since October 2004. From 1984 to 2004, Mr. Johnson was chief executive officer of Newberry Federal Savings Bank, and was chairman of the board of its holding company, Dutch Fork Bancshares, Inc., from its inception in 2000 until its acquisition by First Community Corporation in 2004. Mr. Johnson had previously been with Newberry Federal Savings Bank since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and serves on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations. Mr. Johnson served as vice chairman of the board of the Bank from 2008 through 2010. Mr. Johnson has expertise in residential, commercial, and community development finance.

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

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation's largest nonprofit owners of affordable multifamily housing, and served as president, chief operating officer, and chief financial officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse First Boston in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds from 2011 through the present. He is a member of the Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall has expertise in finance, law, affordable multifamily housing, and accounting.

Miriam Lopez has served as president, chief lending officer, and director of Marquis Bank in Coral Gables, Florida since July 2010. She previously served as chief executive officer of TransAtlantic Bank in Miami, Florida for 24 years and as TransAtlantic's chairman of the board from 2003 to 2007. She is a former president of the Florida Bankers Association and former member of the American Bankers Association's Government Relations Council and Executive Committee. Ms. Lopez has expertise in accounting and finance.

John C. Neal has served as president and director of Union First Market Bank since 2010. He also serves as chief banking officer of Union First Market Bankshares Corporation. From 2004 to 2010, he served as president and chief executive officer of Union Bank and Trust Company. Mr. Neal has served as Union First Market Bankshares Corporation's executive vice president and chief banking officer since 2005. Currently, Mr. Neal serves on the board of directors of the Benefits Corporation, a subsidiary of the Virginia Bankers Association. He also serves on the board of trustees of the Virginia Commonwealth University Foundation and the board of directors of the Fredericksburg Regional Alliance. He is a past board member and chairman of the Virginia Association of Community Banks. Mr. Neal has been active in numerous community development organizations, including the Rappahannock Economic Development Commission, and the Fredericksburg Industrial Development Authority.

Henry Gary Pannell has served as special counsel with the law firm Jones, Walker, Waechter, Poitevent, Carrère & Denègre L.L.P. in Atlanta since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell has expertise in federal banking law, corporate governance, bank accounting, and community development.

Robert L. Strickland, Jr. is executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland served as president of the National Council of State Housing Agencies for two terms. He has also served on the National Association of Home Builders Mortgage Finance Roundtable and as a member of Fannie Mae's National Advisory Council. He currently serves as a director of the Alabama MultiFamily Loan Consortium. Mr. Strickland has expertise in affordable housing finance.

Thomas H. Webber, III serves as vice president corporate finance and risk management for IDB-IIC Federal Credit Union, Washington D.C., having served as vice president since 1999. Mr. Webber previously served on the boards of industry as well as civic organizations in the Nashville, Tennessee community. Mr. Webber has over 40 years of banking and investment management experience. He has expertise in economics, mathematics, economic development, and labor relations.

Richard A. Whaley serves as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, positions he has held since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He has been a member of the Georgia Municipal Association and Georgia Cities Foundation Special Downtown Task Force since 2011. Mr. Whaley has expertise in community banking, auditing, accounting, risk management, and credit and collateral matters.

Nominating Procedures

Finance Agency regulations establish certain requirements and limitations regarding director eligibility, elections, compensation, and expenses. No material changes to these requirements or the director nominating procedures thereunder occurred during 2012.

On March 6, 2013, the board of directors elected Richard A. Whaley to fill the member directorship designated for the state of Georgia, which seat became vacant on December 13, 2012, as previously disclosed in the Bank's Form 8-K filed with the SEC on December 14, 2012. Finance Agency regulations permit the board to elect, by a majority vote of the remaining directors, an individual to fill the unexpired term of office. As required, Mr. Whaley satisfies all the eligibility requirements that applied to his predecessor.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank's principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the Investor Relations -Governance section of the Bank's Internet website at http://www.fhlbatl.com. Any amendments to, or waivers under, the Bank's Code of Conduct that are required to be disclosed pursuant to the SEC's rules will be disclosed on the Bank's website.

Director Independence, Compensation Committee, Audit Committee, and Audit Committee Financial Expert

General

The board of directors of the Bank is required to evaluate the independence of the directors of the Bank under two distinct director independence standards. First, Finance Agency regulations establish independence criteria for directors who serve as members of the Bank's Audit Committee. Second, SEC rules require that the Bank's board of directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors. None of the Bank's directors is an “inside” director. That is, none of the Bank's directors is a Bank employee or officer. Further, as the Bank's stock may only be owned by members, former members, and certain non-members, the Bank's directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency's director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of March 21, 2013, each of the Bank's directors was independent under these criteria.

SEC Rules Regarding Independence

SEC rules require the Bank's board of directors to adopt a standard of independence to evaluate its directors. The board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, including members of its Governance and Compensation Committee and Audit Committee, and whether the Bank's Audit Committee's financial expert(s) is independent.

After applying the NYSE independence standards, the board determined that, as of March 21, 2013, Messrs. Garczynski, Handorf, Kislak, Leffall, and Pannell, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

It is possible that under a strict reading of the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director's institution at a specific time. The same reasoning applies to Mr. Strickland.

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Bond, Carothers, Garczynski, Goodrich, Handorf, Johnson, Kislak, and Pannell. As the Bank's Governance and Compensation Committee may only recommend actions to the full board regarding governance practices, compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE's standards for compensation committees. The board determined that, as of March 21, 2013, each of directors Garczynski, Handorf, Kislak, Leffall, and Pannell was

independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Mr. Strickland was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Bond, Carothers, Goodrich, Handorf, Kislak, Leffall, Lopez, and Webber. The board determined that, as of March 21, 2013, each of directors Handorf, Kislak, and Leffall was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Handorf, Kislak, Leffall, and Webber is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 21, 2013, each of the Bank's directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency's standards applicable to the Bank's Audit Committee.

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

The board of directors establishes the Bank's risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting its risk appetite and RMP. The board reviews the risk appetite report on a quarterly basis and approves any changes as appropriate. The board receives regular updates on the Bank's key risks including an independent risk assessment. The board reviews the RMP at least annually, approves any amendments to it as appropriate, and re-adopts it at least every three years. For further discussion of the risk appetite and the RMP, please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management. The board works with management to align the Bank's strategic activities and objectives within the parameters of the risk appetite framework and the RMP. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

•
Audit Committee oversees the Bank's financial reporting process, system of internal control, audit process, policies and procedures for assessing and monitoring implementation of the strategic plan, and the Bank's process for monitoring compliance with laws and regulations.

•
Credit and Member Services Committee oversees the Bank's credit and collateral policies and related programs, services, products and documentation, and the Bank's credit and collateral risk management program, strategies, and activities.

•	Enterprise Risk and Operations Committee oversees the Bank's enterprise risk management functions, operations, information technology, and other related matters.

•	Executive Committee exercises most of the powers of the board in the management and direction of the affairs of the Bank during the intervals between board meetings.

•
Finance Committee oversees matters affecting the Bank's financial performance, capital management and other related matters, including the Bank's market and liquidity risk management program, strategies, and activities.

•	Governance and Compensation Committee oversees the Bank's governance practices, compensation and benefits programs, and other related matters.

•
Housing and Community Investment Committee oversees the Bank's housing and community investment policies, programs, and other relevant matters, including any other Bank products, services, and programs that may provide grants, subsidies, or other forms of assistance to support affordable housing and community economic development for low- and moderate-income individuals and communities.

The Bank's internal management is overseen by the president and delegated to other senior managers and internal management committees. The Bank has determined that this leadership structure is the most effective means of actively engaging the board of directors in risk management oversight while utilizing Bank management to implement and maintain sound risk management practices.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank's 2012 compensation program for its chief executive officer, chief financial officer, and three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank's “named executive officers.”

In 2012 the Bank's named executive officers were as follows:

W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Andrew B. Mills	Senior Vice President and Treasurer

In his role as senior vice president and treasurer, Mr. Mills serves on the Bank's executive management committee (EMC).

Philosophy and Objectives

The Bank's compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and shareholder value. The Bank's compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives' incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank's incentive compensation plan contains overall Bank performance thresholds that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The incentive compensation plan contains qualitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

Elements of Compensation

To achieve the goals described above, the Bank compensates its executive officers with a combination of base salary, incentive compensation, and benefits. In the past, the Bank has compensated its executive officers under separate short-term and long-term incentive compensation plans. In 2010, the board of directors discontinued the long-term compensation plan and revised the short-term incentive compensation plan to incorporate certain deferred compensation components. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as qualified and non-qualified defined benefit pension plans, to motivate long-term performance and encourage retention. Additionally, because the Bank is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design.

The elements of the Bank's compensation program for executive officers, and the objective of each compensation element, are described below:

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive's base salary also is used as a basis in calculating the executive's yearly incentive award opportunity, as described below.

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

Benefits. The Bank provides retirement benefits to promote executive retention. The Bank also provides limited perquisites and other benefits to enhance executive officers' ability to devote maximum attention to their primary responsibilities and to minimize the amount of time spent on non-Bank related matters.

Executive Compensation Process

Board and committee consideration of executive compensation. The Bank's board of directors establishes the Bank's executive compensation philosophy and objectives and has final approval of any compensation decisions related to the Bank's chief executive officer and all officers reporting directly to the chief executive officer who are senior vice presidents or higher. The governance and compensation committee of the board of directors advises and assists the board and makes recommendations to the board relating to compensation of such executive officers. Prior to October 2012, the board approved any compensation decisions related to the Bank's chief executive officer and all of his direct reports.

The chief executive officer reviews and recommends to the board the base salary of the senior vice president and higher level officers that report directly to him. The chief executive officer also determines the base salary of all other senior vice president officers (other than the chief audit officer) and all Bank officers at the first vice president level within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors independently selected and engaged Towers Watson to provide assistance in evaluating the Bank's executive compensation programs for 2012. Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank's executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank's business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation, including base salary, incentive compensation plan, retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at commercial banks and financial services organizations with assets between $18 billion and $69 billion. The median asset size for the comparative commercial bank peer group was $23.9 billion. The median asset size for the comparative financial services organizations peer group was $31.9 billion. The companies included in the peer groups for 2012 are listed below in "Compensation Decisions in 2012 - Overview." The board uses this data to assess competitive levels of compensation for our executives and did not target any named executive officer's compensation to a specific percentile of such executive officer's comparable position in the peer groups.

The board does not evaluate specifically the internal pay relationship among the executives and other employees when setting executive cash compensation, or the multiples by which a named executive officer's cash compensation is greater than that of non-executive employees. The Bank is exempt from SEC proxy rules and does not provide shareholder advisory “say on pay” votes regarding executive compensation.

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director is required to prohibit the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses. Pursuant to this authority, the FHLBanks are required to report to the Director all compensation actions relating to the five most highly compensated officers, including compensation plans of general applicability to those officers, at least four weeks in advance of any planned board decision with respect to those actions. Finance Agency Advisory Bulletin 2009-AB-02 establishes five principles for executive compensation by the FHLBanks and the Office of Finance:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;

•	executive incentive compensation should be consistent with sound risk management and preservation of the par value of the FHLBank's capital stock;

•	a significant percentage of an executive's incentive-based compensation should be tied to longer-term performance and outcome indicators;

•	a significant percentage of an executive's incentive-based compensation should be deferred and made contingent upon the FHLBank's financial performance over several years; and

•	the FHLBank's board of directors should promote accountability and transparency in the process of setting compensation.

In addition, under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2012 . The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

Compensation Decisions in 2012
Overview
The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers' performance in 2012 were:

•	achievement of performance objectives for 2012 as determined by the board;

•	fulfillment of the Bank's public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank's size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank's 2012 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. His base salary during 2012 remained unchanged at $650,000. In determining the base salary for Mr. McMullan, the board considered data developed by Towers Watson noting (1) total cash compensation provided at the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations:

•	FHLBank Chicago;

•	FHLBank Dallas;

•	FHLBank New York; and

•	FHLBank San Francisco

and (2) total cash compensation at the following commercial banks with assets between $18 billion and $69 billion:

•	Associated Bank Corporation;

•	Bank of the West;

•	BOK Financial Corporation;

•	City National Corporation;

•	Comerica Bank;

•	Commerce Bancshares;

•	First Citizens Bancshares;

•	First Horizon National Bank;

•	Huntington Bancshares;

•	M&T Bank;

•	People's Bank; and

•	Webster Financial Corporation.

The board also considered the Bank's need to control operating costs in light of uncertain general business and economic conditions. According to the data provided to the board by Towers Watson, Mr. McMullan's 2012 salary is below the average base salary for the presidents of the FHLBanks and commercial financial institutions listed above.

In determining the 2012 base salaries for Mr. Malmberg and Mr. Mills, the board considered the same comparative compensation data provided by Towers Watson. In determining the base salaries for Ms. Adams and Mr. Dozier, and in order to generate sufficient market data for effective job matching, the board also considered compensation data supplied by Towers Watson from the following financial services organizations with assets between $18 billion and $69 billion:

•	ACE Limited;

•	Associated Bancorp;

•	Aviva;

•	Barclays;

•	BOK Financial;

•	Chicago Mercantile Exchange;

•	CIGNA;

•	City National Bank;

•	CNO Financial;

•	Comerica;

•	Commerce Bancshares;

•	Deere & Company;

•	eBay;

•	Federal Reserve Bank of St. Louis;

•	First Citizens Bank;

•	First Horizon National;

•	First Niagara Financial Group;

•	Huntington Bancshares;

•	M&T Bank;

•	Navy Federal Credit Union;

•	NRUCFC;

•	People's Bank;

•	Phoenix Companies;

•	Protective Life;

•	RGA Reinsurance Group;

•	UnitedHealth;

•	Unum Group;

•	Visa;

•	Webster Bank; and

•	Wellpoint.

Following this review, and noting the Bank's need to control operating costs in light of uncertain general business and economic conditions, the board opted to maintain the existing base salaries of Mr. Malmberg, Ms. Adams, Mr. Dozier and Mr. Mills at $411,950, $395,625, $390,000, and $352,500, respectively, for 2012.

Incentive Compensation

The 2012 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year, were as follows:

2012 Award Opportunities

	Percent of Base Salary
	Threshold (%)	Target (%)	Maximum (%)
President and Chief Executive Officer	32.00	64.00	96.00
Executive Vice President	25.00	50.00	75.00
EMC - Senior Vice President	22.00	43.00	65.00

These percentages are consistent with 2011 and 2010 award percentages, but are higher than those the Bank historically has used for these officer designations, in order to reflect adjustments to short-term incentive compensation opportunities made when the board terminated the Bank's long-term incentive compensation plan in 2010. In aggregate, total incentive opportunities for executives are lower than in years prior to 2010.

For 2012, the board established five incentive goals under the ICP, which correlate to the performance priorities reflected in the Bank's strategic plan. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal's “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management's projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2012. A description of each of the performance metrics, and the performance against such metrics in 2012, is provided following the tables.

2012 Weights and Awards

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management I - Examination	20.00	6.40	12.80	19.20
Risk Management II - ROE Spread to LIBOR	30.00	9.60	19.20	28.80
Risk Management III - Market Value of Equity	20.00	6.40	12.80	19.20
Housing Mission	15.00	4.80	9.60	14.40
Shareholder Focus	15.00	4.80	9.60	14.40
Total	100.00	32.00	64.00	96.00

Executive Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management I - Examination	20.00	5.00	10.00	15.00
Risk Management II - ROE Spread to LIBOR	30.00	7.50	15.00	22.50
Risk Management III - Market Value of Equity	20.00	5.00	10.00	15.00
Housing Mission	15.00	3.75	7.50	11.25
Shareholder Focus	15.00	3.75	7.50	11.25
Total	100.00	25.00	50.00	75.00

EMC - Senior Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Risk Management I - Examination	20.00	4.40	8.60	13.00
Risk Management II - ROE Spread to LIBOR	30.00	6.60	12.90	19.50
Risk Management III - Market Value of Equity	20.00	4.40	8.60	13.00
Housing Mission	15.00	3.30	6.45	9.75
Shareholder Focus	15.00	3.30	6.45	9.75
Total	100.00	22.00	43.00	65.00

The Risk Management I - Examination measure includes effective preparation and performance in the regulatory examination process. The Bank sought to reduce the number of examination items requiring board attention, and to resolve examination items requiring board attention within a highly responsive timeframe. This goal was substantially the same for each named executive officer, and performance under these measures was determined on an overall basis. The board awarded the maximum level for this goal.

The Risk Management II - Return on Equity performance measure is the return on equity amount in excess of average three-month LIBOR, excluding the impact of other-than-temporary impairment losses on private-label MBS. This performance measure reflects the Bank's ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. In addition, the board of directors may reduce the award for this measure by as much as 100 percent if the Bank's ROE spread to LIBOR, including the impact of other-than-temporary impairment losses on private-label MBS, is less than 150 basis points. The board also may increase the ROE spread levels by 25 basis points if the average leverage ratio is greater than 22 times. As of December 31, 2012, the performance goals were 300 basis points (threshold), 325 basis points (target), and 350 basis points (maximum). In 2012 the Bank's ROE spread to three-month LIBOR resulted in eligibility of each named executive officer to receive an award of maximum with respect to that goal.

The Risk Management III - Market Value of Equity performance measure is the Bank's market value of equity to capital stock ratio during 2012, calculated based on the five year swap rate. This performance measure reflects the Bank's ability to pay quarterly dividends to its members and repurchase excess capital stock and was established with a sliding scale to recognize changes in the five year swap rate. As of December 31, 2012, the performance goals were greater than 105 percent (threshold), greater than 109 percent (target), and greater than 111 percent (maximum). In 2012 the Bank's market value of equity/capital stock ratio resulted in eligibility of each named executive officer to receive an award of maximum with respect to that goal.

The Housing Mission measure was established to increase the Bank's disbursement of allocated AHP funds to effectively meet community needs. The performance goal included document commitment of the full AHP allocation (threshold), plus document commitment of at least 50 percent of returned funds (target) or at least 75 percent of returned funds (maximum) received through September 30, 2012. This housing mission goal was substantially the same for each named executive officer, and performance under this measure was determined on an overall basis. The board awarded the maximum level for this goal.

The Shareholder Focus measure includes increasing the number of products and services utilized by members during 2012, including advances, letters of credit, safekeeping services, community investment services programs, and select member events. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2012 over a product utilization baseline established for January 1, 2012. The performance goals were six percent product utilization increase (threshold), ten percent (target), and 14 percent (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall basis. The board awarded the maximum level for this goal.

In 2012, the board of directors did not establish individual performance award opportunities for executive management.

The following table provides the final award level associated with each performance goal and total award amounts for each named executive officer.

2012 Incentive Compensation Plan Awards

Name	Risk Management					Total Award (% of Base Salary)	Overall Award Level	Total Calculated Award	Deferred Incentive
	I (%)	II (%)	III (%)	Housing Mission (%)	Shareholder Focus (%)
W. Wesley McMullan	19.20	28.80	19.20	14.40	14.40	96.00	Maximum	$624,000	$312,000
Kirk R. Malmberg	15.00	22.50	15.00	11.25	11.25	75.00	Maximum	308,962	154,481
Cathy Adams	15.00	22.50	15.00	11.25	11.25	75.00	Maximum	296,719	148,359
Robert F. Dozier, Jr.	15.00	22.50	15.00	11.25	11.25	75.00	Maximum	292,500	146,250
Andrew B. Mills	13.00	19.50	13.00	9.75	9.75	65.00	Maximum	229,125	114,562

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank's return on equity for the applicable year) over three years (2014-2016) on the following schedule, subject to certain restrictions discussed above:

Deferred Incentive Fee Payout Schedule

Payment Year	Payment
2014	1/3 of balance (± 1-year return)
2015	1/2 of balance (± 2-year return)
2016	Remaining balance (± 3-year return)

If a named executive officer's employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including Deferred Incentive) shall be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits

The named executive officers are eligible to participate in certain tax-qualified and non-tax-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled Executive Compensation, Pension Benefits, and Deferred Compensation.

The Bank's retirement benefit plans are a vital component of the Bank's retention strategy for executive officers and are important to the Bank's strategy to compete with other organizations that provide executive officers with economic benefits based on equity interests in the employer, especially recognizing that some of those organizations also may provide similar retirement benefits.

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

The Bank offers its named executive officers a limited number of perquisites, including an annual physical examination, guest travel to certain business functions, business club memberships, and financial planning services. For Mr. McMullan, the Bank also provides an automobile allowance of up to $1,500 per month. Because perquisites generally are limited, the board does not specifically consider perquisites when reviewing total compensation for any of the named executive officers.

Employment Arrangements and Severance Benefits

Other than the specific contractual arrangements discussed below, all Bank employees are employed under an “at will” arrangement. Accordingly, an employee may resign employment at any time, and the Bank may terminate the employee's employment at any time for any reason, with or without cause.

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

Mr. McMullan. The Bank entered into an Employment Agreement with Mr. McMullan in connection with his appointment as president and chief executive officer (McMullan Agreement), effective December 16, 2010. Under the McMullan Agreement, Mr. McMullan's employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the McMullan Agreement. Unless earlier terminated by either party as provided therein, the McMullan Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The McMullan Agreement established Mr. McMullan's base salary at $650,000 per year, which amount may be increased from year to year by the Bank's board of directors. Pursuant to the McMullan Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank.

The Bank has a formal severance arrangement with Mr. McMullan, which is discussed below under “Potential Payments upon Termination or Change in Control.” This severance arrangement was an integral and necessary component of the Bank's strategy to recruit Mr. McMullan to the president and chief executive officer position.

Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank's Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank's compensation program. Therefore, this report is submitted by the full board of directors.

BOARD OF DIRECTORS

Donna C. Goodrich, Chairman	William C. Handorf, Vice Chairman
John M. Bond, Jr.	Miriam Lopez
W. Russell Carothers, II	John C. Neal
F. Gary Garczynski	Henry Gary Pannell
J. Thomas Johnson	Robert L. Strickland, Jr.
Jonathan Kislak	Thomas H. Webber, III
LaSalle D. Leffall, III	Richard A. Whaley

Executive Compensation

Summary Compensation Tables

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2012, 2011, and 2010. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2012 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus(4)(d)	Non-Equity Incentive Plan Compensation(5)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) (f)	All Other Compensation(7)(g)	Total (h)
W. Wesley McMullan President and Chief Executive Officer(1)	2012	$650,000	$100	$634,959	$888,648	$58,112	$2,231,819
	2011	650,000	100	599,362	1,089,000	58,758	2,397,220
	2010	474,492	100	354,457	478,000	30,700	1,337,749

Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2012	411,950	100	315,086	298,740	28,815	1,054,691
	2011	411,950	350	297,385	526,000	24,885	1,260,570
	2010	385,000	100	281,673	283,000	23,292	973,065

Cathy C. Adams Executive Vice President and Chief Operations Officer	2012	395,625	100	302,625	481,352	24,288	1,203,990
	2011	395,625	1,100	285,622	951,000	34,788	1,668,135
	2010	375,000	100	267,811	493,000	23,549	1,159,460

Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer(2)	2012	390,000	100	294,840	18,000	25,048	727,988
	2011	225,000	100	161,550	—	110,556	497,206

Andrew B. Mills Senior Vice President and Treasurer(3)	2012	352,500	100	233,825	465,000	25,198	1,076,623
	2011	352,500	4,850	220,515	659,000	21,362	1,258,227

____________

(1)
The 2010 amounts reported for Mr. McMullan reflect his separate service as executive vice president and director of financial management and, effective December 16, 2010, as president and chief executive officer.

(2)	Mr. Dozier joined the Bank as executive vice president and chief business officer effective June 6, 2011. The 2011 amounts reported for Mr. Dozier reflect his partial year of service.

(3)	Mr. Mills was not a named executive officer in 2010.

(4)
The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides the named executive officers a tax gross-up on this bonus, which amount is included in column (g). The 2011 bonus amounts for Mr. Malmberg, Ms. Adams, and Mr. Mills also include award payments of $250, $1,000 and $750, respectively, under the Bank's Service Award Program to recognize employees with five or more years of service, and a $4,000 award payment to Mr. Mills under the Bank's Winners Circle Awards Program to recognize a special project, service, or achievement by an employee in the areas of customer service, growth/profitability, initiative/innovation, or risk management. Both the Service Award Program and the Winners Circle Awards Program are administered by the Bank's human resources department and are available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g).

(5)
The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2012, 2011, and 2010 pursuant to awards under the ICP, subject to certain mandatory deferral requirements. In 2010 and 2011, twenty-five percent and thirty-four percent, respectively, of the ICP awards for such year was subject to mandatory deferral over three years. Fifty percent of the 2012 ICP awards is subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2012 non-equity incentive compensation awards are subject to a four week review period and receipt of non-objection by the Finance Agency. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years.

(6)
The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer's aggregate pension benefits under the Bank's Qualified and Excess Plans, computed using the assumptions described in footnote (1) to the 2012 Pension Benefits table, and (ii) all "above market" earnings earned under the Bank's non-qualified deferred compensation plans. Under SEC rules, "above-market" earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The above-market amounts for Mr. McMullan, Mr. Malmberg, and Ms. Adams were $648, $740, and $352, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(7) The amounts in column (g) for 2012 consist of the following amounts:

Name	Contributions under the Bank's qualified 401(k) Plan (1)	Matching contributions under the Bank's non-qualified defined contribution benefit equalization plan	Perquisite(2)	Tax Gross-ups	Total
W. Wesley McMullan	$15,000	$24,000	$19,064	48	$58,112

Kirk R. Malmberg	15,000	9,717	4,050	48	28,815

Cathy C. Adams	10,783	12,954	515	36	24,288

Robert F. Dozier, Jr.	25,000	—	—	48	25,048

Andrew B. Mills	15,000	6,150	4,000	48	25,198
____________
(1) The Bank provided Mr. Dozier with $15,000 in matching 401(k) contributions and $10,000 in automatic 401(k) contributions. Deferred compensation benefits are discussed below.
(2) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank provides Mr. McMullan reimbursement for travel-related expenses (Global Entry Application Fee and Delta Crown Room membership), as well as a $1,500 per month car allowance. The Bank provided Mr. Malmberg and Mr. Mills reimbursement for financial planning services, and Ms. Adams reimbursement for guest travel to certain business functions.

Awards of Incentive Compensation in 2012

The following table provides information concerning each grant of an award to a named executive officer in 2012 under the ICP.

2012 Grants of Plan-Based Awards

Name (a)	Threshold (b)(1)	Target (c)(1)	Maximum (d)(1)
W. Wesley McMullan	$208,000	$416,000	$624,000

Kirk R. Malmberg	102,988	205,975	308,962

Cathy C. Adams	98,906	197,813	296,719

Robert F. Dozier, Jr.	97,500	195,000	292,500

Andrew B. Mills	77,550	151,575	229,125
____________

(1)
Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank's ICP for the fiscal year ended December 31, 2012. The actual amounts earned pursuant to the ICP during 2012 are reported under column (e) of the summary compensation table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The following 2012 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank's tax-qualified pension plan (Qualified Plan), and the Bank's non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2012, payable to each of the named executive officers, including the number of years of service credited to each named executive under each plan.

Qualified Plan

The pension benefits payable under the Qualified Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant's benefit in the plan vests upon completion of five years of service with the Bank, and the participant then may retire under the plan at the times described below.

Employees hired on or before July 1, 2005

For participants hired on or before July 1, 2005, the Qualified Plan generally provides an annual retirement allowance equal to 2.5 percent of the participant's highest consecutive three-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary and annual short-term incentive compensation.

For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 45. If the participant continues to work for the Bank until the sum of the participant's age and years of service with the Bank equals at least 70, the annual benefit payable following retirement is reduced by 1.5 percent for each year that retirement precedes normal retirement age. If the participant terminates employment before the participant's age and years of service with the Bank total 70, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, and by three percent for each year between age 55 and 45, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are available beginning at age 50.

Mr. McMullan, Mr. Malmberg, Ms. Adams, and Mr. Mills participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 15, 2012, each of Mr. McMullan, Mr. Malmberg, Ms. Adams, and Mr. Mills had attained eligibility for immediate early retirement.

Employees hired between July 1, 2005 and March 1, 2011

For participants hired between July 1, 2005 and March 1, 2011, the Qualified Plan generally provides an annual retirement allowance equal to 1.5 percent of the participant's highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available. None of the named executive officers participate in the Qualified Plan under these terms. The foregoing description is provided for informational purposes.

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

Mr. Dozier participates solely in the Excess Plan because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participates in the Excess Plan to the same extent as if he were participating in the Qualified Plan (as if an employee hired between July 1, 2005 and March 1, 2011). Based on his length of employment, Mr. Dozier has not yet satisfied the plan vesting requirements and therefore is not yet eligible to retire under the Excess Plan.

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

2012 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit(1)(d)	Payments during last fiscal year (e)
W. Wesley McMullan	Qualified Plan	24.8	$1,196,000	$—
	Excess Plan	24.8	2,723,000	—

Kirk R. Malmberg(2)	Qualified Plan	15.8	801,000	—
	Excess Plan	15.8	995,000	—

Cathy C. Adams	Qualified Plan	26.3	1,503,000	—
	Excess Plan	26.3	1,714,000	—

Robert F. Dozier, Jr.	Qualified Plan	—	—	—
	Excess Plan	0.5	18,000	—

Andrew B. Mills	Qualified Plan	21.5	1,686,000	—
	Excess Plan	21.5	1,482,000	—
____________

(1)
The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2012, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 4.05 percent discount rate; 4.10 percent was used to calculate benefits under the Excess Plan.

(2)
In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank's Excess Plan, using the methodology described in note 1, is $253,000.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank's non-qualified, elective deferred compensation plan. Each named executive officer is also eligible to participate in the defined contribution benefit equalization plan (DC BEP), with the exception of Mr. Dozier. Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the DC BEP.

The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to direct such compensation into a range of mutual fund options designed to mirror the Bank's 401(k) Plan. Directors also may select an interest crediting rate based on the Bank's return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant's employment has ended, or at a time that begins at or after the participant's retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan.
None of the named executive officers participated in the deferred compensation plan for the year ended December 31, 2012.
Named executive officers also are permitted to defer up to 40 percent of salary under the Bank's qualified (401(k)) and non-qualified (DC BEP) plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his/her base salary. For employees hired on or after March 1, 2011, including Mr. Dozier, the Bank automatically contributes four percent of his/her base salary into the 401(k) plan on behalf of the employee, regardless of whether the employee makes his/her own contribution; these automatic contribution amounts are subject to a two-year vesting period.

The DC BEP, like the 401(k) plan, is self-directed and provides participants with a range of mutual fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DC BEP begin when a participant's employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The amounts shown in the table below include compensation earned and deferred in 2012, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2012 Nonqualified Deferred Compensation
Defined Contribution Benefit Equalization Plan (DC BEP)

Name (a)	Executive Contributions in Last Fiscal Year (b)(1)	Bank Contributions in Last Fiscal Year (c)(2)	Aggregate Earnings In Last Fiscal Year (d)(3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last FYE (f)
W. Wesley McMullan	$22,000	$24,000	$27,156	$—	$322,070

Kirk R. Malmberg	14,575	9,717	52,635	—	421,308

Cathy Adams	28,931	12,954	56,851	—	499,450

Robert F. Dozier, Jr.	—	—	—	—	—

Andrew B. Mills	—	6,150	26,010	—	239,763
____________
(1) Amounts under column (b) are included in salary reported for 2012 in column (c) of the 2012 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2012 in column (g) of the 2012 Summary Compensation Table.
(3) Amounts under column (d) reflect actual market returns for mutual funds selected by participants and interest credit received under the Bank's core economic income return on equity interest crediting rate.

Potential Payments upon Termination or Change in Control
No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. McMullan, none of the current executive officers has a severance arrangement with the Bank.

For Mr. McMullan, the board approved a severance arrangement providing that upon the Bank's termination of his employment for any reason other than “cause,” or upon Mr. McMullan's termination of his employment for “good reason,” the Bank shall pay a total of one year's base salary in effect at the date of termination in a lump sum within 30 days of termination, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan's incentive compensation award for the year in which the date of termination occurs, payable at the time such incentive compensation awards are paid to other executives.

Under the McMullan Agreement, “cause” is defined to include Mr. McMullan's willful failure to perform his duties; his willful engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; or his breach of fiduciary duty or breach of certain covenants in the McMullan Agreement. In addition, the McMullan Agreement defines “good reason” to include a material diminution in Mr. McMullan's base salary or in his authority, duties, or responsibilities, or the authority, duties, or responsibilities of the person to whom Mr. McMullan reports; the Bank requiring Mr. McMullan to be based at any office or location other than in Atlanta, Georgia; or a material breach of the McMullan Agreement by the Bank.

The following table provides information about potential payments to Mr. McMullan in the event his employment had terminated on December 31, 2012. He is not entitled to any tax gross-up payments in the event of termination, whether under the 280G "golden parachute" tax rules or otherwise.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Life Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2012 ICP Award	Deferred Incentive for Prior Periods	Annual Base Salary
Voluntary Resignation	$—	$—	$—	$—	$—	$—	$—

Involuntary For Cause	—	—	—	—	—	—	—

Involuntary Without Cause	624,000	268,220	650,000	—	—	—	1,542,220

Voluntary For Good Reason	624,000	268,220	650,000	—	—	—	1,542,220

The other named executive officers are entitled to receive amounts earned during their terms of employment, regardless of the manner in which their employment terminated, on the same terms generally applicable to all employees of the Bank. These amounts include:

•	Severance, if and as determined at the sole discretion of the board.

•
Amounts accrued and vested through the Bank's Qualified Plan and the Excess Plan (the Bank's qualified and non-qualified defined benefit plans). Up to three months of incremental service under the Bank's pension plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay.

•
Amounts accrued and vested through the 401(k) Plan and the DC BEP (the Bank's qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank's deferred compensation plan.

•	Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.
In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his/her beneficiary may receive benefits under the Bank's disability plan or payments under the Bank's life insurance plan, as appropriate.

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

Directors are reimbursed for reasonable Bank-related travel expenses associated with meeting attendance in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director's guest. Total expenses paid under Bank policy in 2012 were $53,327.

During 2012, directors received fees for attendance at each board and committee meeting as described below. The following annual compensation limits applied.

Annual Compensation Limits

Chairman of the Board	$70,000
Vice Chairman of the Board	65,000
Chairman of the Audit Committee	65,000
Other Committee Chairmen (other than Audit and Executive)	60,000
All Other Directors	55,000

Meeting Fees

	2012
Meeting description	Chairman	Vice Chairman	All Directors
Meeting of board when chairing a board meeting	$6,900	$6,900	$—
Meeting of board	—	6,400	6,400
Meeting of a committee of the board of which he/she is chairman	2,100	2,100	2,100
Meeting of a committee of which he/she is a member	1,600	1,600	1,600
Joint meeting of the Affordable Housing Advisory Council and board or committee	1,600	1,600	1,600
Meeting of the Council of FHLBanks	800	800	800
FHLBanks' Chairs/Vice Chairs	800	800	800
Telephonic meetings of the board or a committee, if serving as chair	1,200	1,200	1,200
Telephonic meetings (other than chair)	800	800	800
New director orientation (new directors only)	—	—	500

The following table sets forth the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2012.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c)(2)	All Other Compensation (d)(3)	Total (e)
John M. Bond, Jr.	$60,000	$—	$1,084	$61,084
W. Russell Carothers, II	55,000	—	166	55,166
F. Gary Garczynski	60,000	—	851	60,851
Donna C. Goodrich(1)	55,000	—	—	55,000
William C. Handorf	65,000	—	—	65,000
Scott Harvard	70,000	—	804	70,804
John C. Helmken, II	55,000	—	—	55,000
J. Thomas Johnson	55,000	—	—	55,000
Jonathan Kislak(1)	65,000	—	913	65,913
LaSalle D. Leffall, III	60,000	—	59	60,059
Miriam Lopez	60,000	—	—	60,000
Henry Gary Pannell	55,000	229	—	55,229
Robert L. Strickland, Jr.	60,000	—	568	60,568
Thomas H. Webber, III	55,000	—	—	55,000
____________
(1) At the request of the director, this amount was paid to a charity of his or her choosing.
(2) Directors are eligible to participate in the Bank's deferred compensation plan. No director elected to defer compensation during 2012. Amounts reported for Mr. Pannell represent above-market earnings on amounts deferred during prior years.
(3) Directors may be reimbursed for certain guest transportation and other ordinary travel expenses.

In December 2012, the board of directors approved the 2013 Directors' Compensation Policy, which maintains the annual caps for the chair, vice chairman, audit committee chairman, other committee chairmen, and all other directors unchanged from 2012, but eliminated the meeting fees described above. Effective January 1, 2013, each director may receive payment of approximately one-seventh of such director's annual cap for attendance at no less than 75 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on January 1, 2013 and ended January 31, 2013 (the day of the first scheduled in-person board meeting for 2013). Each successive interim period begins on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 13, 2013 after the seventh scheduled in-person board meeting. After the end of the seventh interim period and before the seventh payment is made, the governance and compensation committee of the board shall review the cumulative attendance and performance of each director during 2013 and, in consultation with the chair of the board, recommend to the board a reduction, elimination or increase in the final payment opportunity. No increase shall exceed the applicable annual compensation cap.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Bank is a cooperative whose members own substantially all of the outstanding capital stock of the Bank and elect the directors of the Bank. The exclusive voting right of members is for the election of the Bank's board of directors. A member is eligible to vote for the number of open member director seats in the state in which its principal place of business is located, and all members are eligible to vote for the number of open independent director seats. Membership is voluntary, and a member must give notice of its intent to withdraw from membership. A member that withdraws from membership may not acquire shares of any FHLBank before the end of the five-year period beginning on the date of the completion of its divestiture of Bank stock.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. Ownership of the Bank's capital stock is concentrated within the financial services industry and is stratified across various institution types as noted in the following table (in millions).

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2012	$3,641	$342	$810	$104	$1	$40	$4,938
December 31, 2011	4,133	675	810	98	2	286	6,004
December 31, 2010	5,273	996	847	107	1	529	7,753
December 31, 2009	6,166	1,026	816	116	—	188	8,312
December 31, 2008	4,508	3,024	816	115	—	44	8,507

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank's capital stock as of February 28, 2013.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	6,318,548	13.33
100 North Tryon Street
Charlotte, NC 28255

Capital One, National Association	4,723,110	9.97
1680 Capital One Drive
McLean, VA 22102

Branch Banking and Trust Company	4,332,145	9.14
200 W 2nd Street
Winston Salem, NC 27104

Navy Federal Credit Union	3,129,284	6.60
820 Follin Lane
Vienna, VA 22180

Capital One Bank (USA), National Association	2,825,000	5.96
4851 Cox Road
Glen Allen, VA 23060

SunTrust Bank	2,744,461	5.79
25 Park Place
Atlanta, GA 30302

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank's capital stock. The following table lists these institutions as of February 28, 2013.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Branch Banking and Trust Company	Winston Salem, NC	4,332,145	9.14
Union First Market Bank	Richmond, VA	125,830	0.27
The Columbia Bank	Columbia, MD	46,193	0.10
IDB-IIC Federal Credit Union	Washington, DC	31,369	0.07
First Community Bank	Lexington, SC	25,263	0.05
The Citizens Bank of Winfield	Winfield, AL	10,322	0.02
Marquis Bank	Coral Gables, FL	5,353	0.01
Citizens Building and Loan, SSB	Greer, SC	1,793	*
____________
*Represents less than 0.01 percent.

Item 13.     Certain Relationships, Related Transactions and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite to transacting any business with the Bank. The Bank's member directors are officers or directors of member institutions. As a result, all members and most directors would be classified as related parties, as defined by securities law and SEC regulations. In the ordinary course of its business, the Bank transacts business with each of the members that has an officer or director serving as a director of the Bank. All such transactions:

•	have been made in the ordinary course of the Bank's business;

•	have been made subject to the same Bank policies as transactions with the Bank's members generally; and

•	in the opinion of management, do not involve more than the normal risk of collection or present other unfavorable features.

The Bank has adopted a written related person transaction policy which requires the Governance and Compensation Committee of the board of directors to review and, if appropriate, to approve any transaction between the Bank and any related person (as defined by applicable SEC regulations). Pursuant to the policy, the committee will review any transaction the Bank would be required to disclose in filings with the SEC in which the Bank is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. The Bank has exemptive relief, pursuant to an SEC no-action letter, from disclosing certain related person transactions that arise in the ordinary course of the Bank's business. The committee may approve those transactions that are in, or are not inconsistent with, the best interests of the Bank and its shareholders.

In addition, the Bank has a written Code of Conduct applicable to all employees and a Code of Conduct and Ethics for Directors as well as other written policies and procedures that also may apply to or prohibit certain related person transactions.

Director Independence

For a discussion of director independence, refer to Item 10, Directors, Executive Officers and Corporate Governance-Director Independence, Compensation Committee, Audit Committee and Audit Committee Financial Expert.

Item 14.     Principal Accountant Fees and Services.

The aggregate fees billed to the Bank by PwC are set forth in the following table for each of the years ended December 31, 2012 and 2011 (in thousands). Certain amounts for 2011 have been reclassified to conform to the 2012 presentation.

	For the Years Ended December 31,
	2012	2011
Audit fees(1)	$735	$790
Audit-related fees(2)	61	65
All other fees(3)	4	2
Total fees	$800	$857
____________

(1)
Audit fees for the years ended December 31, 2012 and 2011 were for professional services rendered by PwC in connection with the Bank's annual audits and quarterly reviews of the Bank's financial statements.

(2)	Audit-related fees for the years ended December 31, 2012 and 2011 were for assurance and related services primarily related to accounting and consultations.

(3)	All other fees for the years ended December 31, 2012 and 2011 relate to the annual license for PwC's accounting research software.

The Bank is exempt from federal, state and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2012 and 2011.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank's independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2012 and 2011, 100 percent of the audit fees, audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2012 and 2011
Statements of Income for the Years Ended December 31, 2012, 2011, and 2010
Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010
Statements of Capital Accounts for the Years Ended December 31, 2012, 2011, and 2010
Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 25, 2012)[1]
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[2]
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2011 revision) [3]
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)[4]
10.3	Form of Officer and Director Indemnification Agreement[5]
10.4	Federal Home Loan Bank of Atlanta 2013 Directors' Compensation Policy+
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012)[6]
10.6	Employment Agreement, dated as of December 16, 2010, between the Bank and W. Wesley McMullan[7]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[8]
10.8	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[9]
10.9	General and ADEA Release, effective as of April 1, 2011, between the Federal Home Loan Bank of Atlanta and Jill Spencer[10]
12.1	Statement regarding computation of ratios of earnings to fixed charges+
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Audit Committee Report+
101
Audited financial statements from the Annual Report on Form 10-K of Federal Home Loan Bank of Atlanta for the year ended December 31, 2012, filed on March 22, 2013, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.+

1	Filed on October 26, 2012 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
3	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
4	Filed on March 30, 2009 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
5	Filed on March 17, 2006 with the SEC in the Bank's Form 10 Registration Statement and incorporated herein by reference.
6	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
7	Filed on March 25, 2011 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
8	Filed on June 27, 2006 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
9	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
10	Filed on May 12, 2011 with the SEC in the Bank's Form 10-Q and incorporated herein by reference.
+	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 22, 2013	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 22, 2013	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer
Date:	March 22, 2013	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer
Date:	March 22, 2013	By/s/ J. Daniel Counce
Name: J. Daniel Counce
Title: Senior Vice President and Controller
Date:	March 22, 2013	By/s/ Donna C. Goodrich
Name: Donna C. Goodrich
Title: Chairman of the Board of Directors
Date:	March 22, 2013	By/s/ William C. Handorf
Name: William C. Handorf
Title: Vice Chairman of the Board of Directors
Date:	March 22, 2013	By/s/ John M. Bond, Jr.
Name: John M. Bond, Jr.
Title: Director
Date:	March 22, 2013	By/s/ W. Russell Carothers, II
Name: W. Russell Carothers, II
Title: Director
Date:	March 22, 2013	By/s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Director
Date:	March 22, 2013	By/s/ J. Thomas Johnson
Name: J. Thomas Johnson
Title: Director
Date:	March 22, 2013	By/s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director
Date:	March 22, 2013	By/s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 22, 2013	By/s/ Miriam Lopez
Name: Miriam Lopez
Title: Director
Date:	March 22, 2013	By/s/ John C. Neal
Name: John C. Neal
Title: Director
Date:	March 22, 2013	By/s/ Henry Gary Pannell
Name: Henry Gary Pannell
Title: Director
Date:	March 22, 2013	By/s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director
Date:	March 22, 2013	By/s/ Thomas H. Webber, III
Name: Thomas H. Webber, III
Title: Director
Date:	March 22, 2013	By _____________________
Name: Richard A. Whaley*
Title: Director
* Mr. Whaley joined the board of directors effective March 6, 2013. Given the short time period between his election and the date of this report, Mr. Whaley was not asked to sign this report.