Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Atlanta
filed 2013-05-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2013 was 46,025,199.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2013	As of December 31, 2012
Assets
Cash and due from banks	$23	$4,083
Interest-bearing deposits (including deposits with other FHLBank of $1 as of March 31, 2013 and December 31, 2012)	1,006	1,005
Securities purchased under agreements to resell	—	250
Federal funds sold	7,760	7,235
Trading securities (includes other FHLBank’s bond of $75 and $77 as of March 31, 2013 and December 31, 2012, respectively)	2,348	2,370
Available-for-sale securities	2,636	2,676
Held-to-maturity securities (fair value of $16,151 and $17,124 as of March 31, 2013 and December 31, 2012, respectively)	15,947	16,918
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $13 and $11 as of March 31, 2013 and December 31, 2012, respectively	1,154	1,244
Advances	80,260	87,503
Accrued interest receivable	232	240
Premises and equipment, net	31	32
Derivative assets	5	13
Other assets	145	136
Total assets	$111,547	$123,705
Liabilities
Interest-bearing deposits	$2,037	$2,094
Consolidated obligations, net:
Discount notes	20,040	31,737
Bonds	82,858	82,947
Total consolidated obligations, net	102,898	114,684
Mandatorily redeemable capital stock	34	40
Accrued interest payable	289	229
Affordable Housing Program payable	78	80
Derivative liabilities	185	158
Other liabilities	146	145
Total liabilities	105,667	117,430
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10 and 12 as of March 31, 2013 and December 31, 2012, respectively	941	1,160
Subclass B2 issued and outstanding shares: 34 and 37 as of March 31, 2013 and December 31, 2012, respectively	3,439	3,738
Total capital stock Class B putable	4,380	4,898
Retained earnings:
Restricted	87	73
Unrestricted	1,390	1,362
Total retained earnings	1,477	1,435
Accumulated other comprehensive income (loss)	23	(58)
Total capital	5,880	6,275
Total liabilities and capital	$111,547	$123,705

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2013	2012
Interest income
Advances	$63	$66
Prepayment fees on advances, net	—	2
Interest-bearing deposits	2	1
Federal funds sold	3	5
Trading securities	28	35
Available-for-sale securities	33	41
Held-to-maturity securities	63	83
Mortgage loans held for portfolio	16	21
Total interest income	208	254
Interest expense
Consolidated obligations:
Discount notes	8	3
Bonds	113	165
Mandatorily redeemable capital stock	—	1
Total interest expense	121	169
Net interest income	87	85
Provision for credit losses	2	3
Net interest income after provision for credit losses	85	82
Noninterest income (loss)
Total other-than-temporary impairment losses	(1)	—
Net amount of impairment losses recorded in (reclassified from) other comprehensive income (loss)	1	(7)
Net impairment losses recognized in earnings	—	(7)
Net losses on trading securities	(24)	(29)
Net gains on derivatives and hedging activities	42	54
Letters of credit fees	5	5
Other	1	—
Total noninterest income	24	23
Noninterest expense
Compensation and benefits	16	15
Other operating expenses	10	8
Finance Agency	3	3
Office of Finance	1	1
Total noninterest expense	30	27
Income before assessments	79	78
Affordable Housing Program assessments	8	8
Net income	$71	$70

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2013	2012
Net income	$71	$70
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	(1)	—
Net change in fair value on other-than-temporary impairment available-for-sale securities	82	119
Reclassification of noncredit portion of impairment losses included in net income	—	7
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	81	126
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	(1)	—
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	1	—
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—
Total other comprehensive income	81	126
Total comprehensive income	$152	$196

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	2	233	—	—	—	—	233
Net shares reclassified to mandatorily redeemable capital stock	—	(52)	—	—	—	—	(52)
Comprehensive income	—	—	14	56	70	126	196
Cash dividends on capital stock	—	—	—	(18)	(18)	—	(18)
Balance, March 31, 2012	59	$5,899	$33	$1,273	$1,306	$(285)	$6,920

Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	8	763	—	—	—	—	763
Repurchase/redemption of capital stock	(13)	(1,277)	—	—	—	—	(1,277)
Net shares reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income	—	—	14	57	71	81	152
Cash dividends on capital stock	—	—	—	(29)	(29)	—	(29)
Balance, March 31, 2013	44	$4,380	$87	$1,390	$1,477	$23	$5,880

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$71	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(18)	(10)
Provision for credit losses	2	3
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(25)	33
Net change in fair value adjustment on trading securities	24	29
Net impairment losses recognized in earnings	—	7
Net change in:
Accrued interest receivable	8	55
Other assets	(3)	12
Affordable Housing Program payable	(4)	(1)
Accrued interest payable	60	29
Other liabilities	—	(15)
Total adjustments	44	142
Net cash provided by operating activities	115	212
Investing activities
Net change in:
Interest-bearing deposits	285	377
Securities purchased under agreements to resell	250	—
Federal funds sold	(525)	2,269
Trading securities:
Proceeds from maturities	—	690
Available-for-sale securities:
Proceeds from maturities	133	147
Held-to-maturity securities:
Net change in short-term	450	(200)
Proceeds from maturities of long-term	948	852
Purchases of long-term	(437)	(2,017)
Advances:
Proceeds from principal collected	32,103	52,060
Made	(25,249)	(38,029)
Mortgage loans held for portfolio:
Proceeds from principal collected	80	102
Proceeds from sale of foreclosed assets	2	5
Purchase of premise, equipment, and software	(1)	(1)
Net cash provided by investing activities	8,039	16,255

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2013	2012
Financing activities
Net change in deposits	(25)	489
Net payments on derivatives containing a financing element	(42)	(115)
Proceeds from issuance of consolidated obligations:
Discount notes	46,063	84,231
Bonds	17,634	17,402
Payments for debt issuance costs	(2)	(1)
Payments for maturing and retiring consolidated obligations:
Discount notes	(57,759)	(92,383)
Bonds	(17,530)	(26,296)
Proceeds from issuance of capital stock	763	233
Payments for repurchase/redemption of capital stock	(1,277)	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(10)	(10)
Cash dividends paid	(29)	(18)
Net cash used in financing activities	(12,214)	(16,468)
Net decrease in cash and due from banks	(4,060)	(1)
Cash and due from banks at beginning of the period	4,083	6
Cash and due from banks at end of the period	$23	$5
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$66	$147
Affordable Housing Program assessments, net	$10	$8
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$4	$52
Held-to-maturity securities acquired with accrued liabilities	$—	$50
Transfer of held-to-maturity securities to available-for-sale securities	$11	$6
Transfers of mortgage loans to real estate owned	$8	$3

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2013, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, which are contained in the Bank’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 22, 2013 (Form 10-K).

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements or similar agreements. The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. There may be a delay for excess collateral to be returned.  For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty.  Additional information regarding these agreements is provided in Note 11–Derivatives and Hedging Activities. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented. Additional information about the Bank's investments in securities purchased under agreements to resell is disclosed in Note 2–Summary of Significant Accounting Policies to the 2012 audited financial statements contained in the Bank's Form 10-K.

A description of all of the Bank’s significant accounting policies is included in Note 2–Summary of Significant Accounting Policies to the 2012 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of March 31, 2013.

Note 2—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and will be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect the Bank's financial condition or results of operations.
Recently Adopted Accounting Guidance

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In January 2013, the FASB issued amended guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, this amended guidance is effective for reporting periods beginning after December 15, 2012. The Bank adopted this guidance effective January 1, 2013, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued guidance to clarify the scope of transactions that are subject to previously issued guidance on disclosures about offsetting assets and liabilities. The disclosure guidance on offsetting assets and liabilities applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with GAAP or subject to a master netting arrangement or similar agreement. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Bank adopted and applied this guidance retrospectively effective January 1, 2013 for all comparative periods presented, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.
Disclosures about Offsetting Assets and Liabilities. In December 2011, FASB issued disclosure requirements that are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. Entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, entities are required to disclose collateral received and posted in connection with master netting agreements or similar arrangements. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Bank adopted and applied this guidance retrospectively effective January 1, 2013 for all comparative periods presented, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.

Note 3—Trading Securities
Major Security Types. Trading securities were as follows:

	As of March 31, 2013	As of December 31, 2012
Government-sponsored enterprises debt obligations	$2,272	$2,291
Other FHLBank’s bond (1)	75	77
State or local housing agency debt obligations	1	2
Total	$2,348	$2,370
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized and realized losses on trading securities were as follows:

	For the Three Months Ended March 31,
	2013	2012
Net unrealized losses on trading securities held at period end	$(24)	$(22)
Net unrealized/realized losses on trading securities sold/matured during the period	—	(7)
Net losses on trading securities	$(24)	$(29)

Note 4—Available-for-sale Securities
During the three-month periods ended March 31, 2013 and 2012, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2013			2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Transferred at March 31,	$12	$1	$11	$6	$—	$6

Major Security Types. Available-for-sale securities were as follows:

	As of March 31, 2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$2,596	$68	$108	$—	$2,636

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$2,717	$120	$79	$—	$2,676

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	—	$—	$—	19	$808	$68	19	$808	$68

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	3	$154	$1	26	$1,240	$119	29	$1,394	$120

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of March 31, 2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,632	$63	$62	$—	$1,631

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,712	$112	$41	$—	$1,641

Note 5—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of March 31, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$100	$—	$—	$100	$550	$—	$—	$550
State or local housing agency debt obligations	102	1	—	103	106	2	—	108
Government-sponsored enterprises debt obligations	2,133	1	—	2,134	2,133	—	—	2,133
Mortgage-backed securities:
U.S. agency obligations-guaranteed	576	9	—	585	622	8	—	630
Government-sponsored enterprises	10,508	169	2	10,675	10,763	184	2	10,945
Private-label	2,528	36	10	2,554	2,744	36	22	2,758
Total	$15,947	$216	$12	$16,151	$16,918	$230	$24	$17,124

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Government-sponsored enterprises	2	$186	$2	—	$—	$—	2	$186	$2
Private-label	7	206	—	26	564	10	33	770	10
Total	9	$392	$2	26	$564	$10	35	$956	$12

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

	As of March 31, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$641	$641	$1,092	$1,093
Due after one year through five years	1,694	1,696	1,697	1,698
Total non-mortgage-backed securities	2,335	2,337	2,789	2,791
Mortgage-backed securities	13,612	13,814	14,129	14,333
Total	$15,947	$16,151	$16,918	$17,124

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $7 and $8 as of March 31, 2013 and December 31, 2012, respectively.

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of March 31, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$828	$11	$4	$835	$896	$11	$8	$899

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than the amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2013.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2013 included seven short-term projections with changes ranging from negative four percent to four percent over the 12 month period beginning January 1, 2013.
For the vast majority of markets, the short-term forecast has changes from negative one percent to one percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery ranges by months as of March 31, 2013:

Months	Annualized Rates (%)
1 to 6	0.00 to 3.00
7 to 12	1.00 to 4.00
13 to 18	2.00 to 4.00
19 to 30	2.00 to 5.00
31 to 42	2.00 to 6.00
43 to 54	2.00 to 6.00
Thereafter	2.30 to 5.60

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the security for which an other-than-temporary impairment was determined to have occurred during the three-month period ended March 31, 2013, as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Alt-A:
2004 and prior	12.08	22.32	44.43	18.89

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income (loss):

	For the Three Months Ended March 31,
	2013	2012
Balance of credit losses previously recognized in earnings, beginning of period	$586	$582
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	7
Balance of cumulative credit losses recognized in earnings, end of period	$586	$589

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances
Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of March 31, 2013	As of December 31, 2012
Overdrawn demand deposit accounts	$—	$2
Due in one year or less	36,190	41,482
Due after one year through two years	7,588	7,915
Due after two years through three years	4,119	4,735
Due after three years through four years	5,830	5,821
Due after four years through five years	9,496	8,758
Due after five years	13,797	15,157
Total par value	77,020	83,870
Discount on AHP (1)	(10)	(11)
Discount on EDGE(2) advances	(7)	(8)
Hedging adjustments	3,262	3,658
Deferred commitment fees	(5)	(6)
Total	$80,260	$87,503
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of March 31, 2013	As of December 31, 2012
Overdrawn demand deposit accounts	$—	$2
Due or convertible in one year or less	40,471	46,198
Due or convertible after one year through two years	7,625	7,886
Due or convertible after two years through three years	4,115	4,748
Due or convertible after three years through four years	5,121	5,368
Due or convertible after four years through five years	7,359	6,570
Due or convertible after five years	12,329	13,098
Total par value	$77,020	$83,870

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of March 31, 2013	As of December 31, 2012
Fixed-rate:
Due in one year or less	$33,512	$38,307
Due after one year	32,375	33,425
Total fixed-rate	65,887	71,732
Variable-rate:
Due in one year or less	2,678	3,177
Due after one year	8,455	8,961
Total variable-rate	11,133	12,138
Total par value	$77,020	$83,870

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. As of March 31, 2013 and December 31, 2012, the concentration of the Bank’s advances was $57,453 and $62,488 respectively, to 10 member institutions, representing 74.6 percent and 74.5 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2013 and December 31, 2012. No advance was past due as of March 31, 2013 and December 31, 2012.

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
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of March 31, 2013	As of December 31, 2012
Fixed-rate	$74,433	$76,212
Step up/down	6,299	4,419
Simple variable-rate	1,250	1,250
Variable-rate capped floater	20	20
Total par value	$82,002	$81,901

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of March 31, 2013		As of December 31, 2012
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$46,658	0.73	$55,397	0.79
Due after one year through two years	8,846	1.90	7,587	2.08
Due after two years through three years	3,679	1.34	2,507	1.92
Due after three years through four years	3,520	4.17	3,344	4.25
Due after four years through five years	9,215	2.25	6,298	2.82
Due after five years	10,084	2.11	6,768	2.31
Total par value	82,002	1.37	81,901	1.36
Premiums	84		91
Discounts	(32)		(34)
Hedging adjustments	804		989
Total	$82,858		$82,947

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of March 31, 2013	As of December 31, 2012
Noncallable	$63,976	$71,880
Callable	18,026	10,021
Total par value	$82,002	$81,901

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of March 31, 2013	As of December 31, 2012
Due or callable in one year or less	$62,490	$62,540
Due or callable after one year through two years	7,388	6,550
Due or callable after two years through three years	1,624	2,136
Due or callable after three years through four years	3,065	3,024
Due or callable after four years through five years	6,006	6,028
Due or callable after five years	1,429	1,623
Total par value	$82,002	$81,901

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2013	$20,040	$20,044	0.13
As of December 31, 2012	$31,737	$31,745	0.12

Note 9—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank was in compliance with the Finance Agency's regulatory capital rules and requirements as shown in the following table:

	As of March 31, 2013		As of December 31, 2012
	Required	Actual	Required	Actual
Risk based capital	$1,783	$5,891	$1,625	$6,373
Total capital-to-assets ratio	4.00%	5.28%	4.00%	5.15%
Total regulatory capital (1)	$4,462	$5,891	$4,948	$6,373
Leverage ratio	5.00%	7.92%	5.00%	7.73%
Leverage capital	$5,577	$8,837	$6,185	$9,560
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $34 and $40 in mandatorily redeemable capital stock as of March 31, 2013 and December 31, 2012, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$40	$286
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of non-member status	4	80
Withdrawal	—	1
Repurchase/redemption of mandatorily redeemable capital stock	(10)	(10)
Capital stock no longer subject to redemption due to the transfer of stock from a non-member to a member	—	(29)
Balance, end of period	$34	$328

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the later of the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of March 31, 2013	As of December 31, 2012
Due in one year or less	$1	$—
Due after one year through two years	7	12
Due after two years through three years	10	9
Due after three years through four years	15	17
Due after four years through five years	—	1
Due after five years	1	1
Total	$34	$40

Note 10—Accumulated Other Comprehensive Income (Loss)
Components comprising accumulated other comprehensive income (loss) were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(13)	$(398)	$—	$(411)
Other comprehensive loss before reclassifications:
Net change in fair value	—	119	—	119
Reclassification from other comprehensive loss to net income:
Noncredit other-than-temporary impairment losses	—	7	—	7
Net current period other comprehensive income	—	126	—	126
Balance, March 31, 2012	$(13)	$(272)	$—	$(285)
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive loss before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	82	—	82
Net current period other comprehensive income	—	81	—	81
Balance, March 31, 2013	$(17)	$40	$—	$23

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 11—Derivatives and Hedging Activities
Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2012 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2013			As of December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$103,205	$1,032	$(3,345)	$102,660	$1,129	$(3,689)
Total derivatives in hedging relationships	103,205	1,032	(3,345)	102,660	1,129	(3,689)
Derivatives not designated as hedging instruments:
Interest rate swaps	9,039	31	(460)	9,570	29	(497)
Interest rate caps or floors	12,500	32	(25)	12,500	32	(22)
Total derivatives not designated as hedging instruments	21,539	63	(485)	22,070	61	(519)
Total derivatives before netting and collateral adjustments	$124,744	1,095	(3,830)	$124,730	1,190	(4,208)
Netting adjustments		(970)	970		(1,089)	1,089
Cash collateral and related accrued interest		(120)	2,675		(88)	2,961
Total collateral and netting adjustments (1)		(1,090)	3,645		(1,177)	4,050
Derivative assets and derivative liabilities		$5	$(185)		$13	$(158)
___________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended March 31,
	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$42	$51
Total net gains related to fair value hedge ineffectiveness	42	51
Derivatives not designated as hedging instruments:
Interest rate swaps	25	27
Interest rate caps or floors	(3)	6
Net interest settlements	(22)	(30)
Total net gains related to derivatives not designated as hedging instruments	—	3
Net gains on derivatives and hedging activities	$42	$54

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended March 31, 2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$381	$(334)	$47	$(274)
Consolidated obligations bonds	(182)	177	(5)	160
Total	$199	$(157)	$42	$(114)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	For the Three Months Ended March 31, 2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$497	$(431)	$66	$(386)
Consolidated obligations bonds	(50)	35	(15)	143
Total	$447	$(396)	$51	$(243)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The amount of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements with collateral delivery thresholds on all derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank. Based on credit analyses and collateral requirements, the Bank presently does not anticipate any credit losses on its existing derivative agreements with counterparties as of March 31, 2013.

The Bank enters into enforceable master netting arrangements for all of its derivative instruments that contain provisions allowing the legal right of offset. Under these agreements, the Bank has elected to offset at the individual master agreement level, the gross derivative assets and gross derivative liabilities and the related received or pledged cash collateral and associated accrued interest.

The following table presents the fair value of derivative instruments with the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the Bank's master netting arrangements or similar agreements.

	As of March 31, 2013		As of December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount	$1,095	$(3,830)	$1,190	$(4,208)
Gross amounts of netting adjustments and cash collateral	(1,090)	3,645	(1,177)	4,050
Total derivative assets and total derivative liabilities	5	(185)	13	(158)
Non-cash collateral received or pledged not offset(1):
Cannot be sold or repledged	—	—	1	—
Net unsecured amount (2)	$5	$(185)	$12	$(158)
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)
The Bank had net credit exposure of $3 and $8 as of March 31, 2013 and December 31, 2012, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2013 was $2,857 for which the Bank has posted collateral with a fair value of $2,675 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $118 of collateral (at fair value) to its derivative counterparties as of March 31, 2013.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2013 and December 31, 2012, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2013 and December 31, 2012, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of March 31, 2013 and December 31, 2012, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of March 31, 2013
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$2,272	$—	$—	$2,272
Other FHLBank’s bond	—	75	—	—	75
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	2,348	—	—	2,348
Available-for-sale securities:
Private-label MBS	—	—	2,636	—	2,636
Derivative assets:
Interest-rate related	—	1,095	—	(1,090)	5
Grantor trust (included in Other assets)	14	—	—	—	14
Total assets at fair value	$14	$3,443	$2,636	$(1,090)	$5,003
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(3,830)	$—	$3,645	$(185)
Total liabilities at fair value	$—	$(3,830)	$—	$3,645	$(185)
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

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2013 and 2012.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$2,676	$2,942
Transfer of private-label MBS from held-to-maturity to available-for-sale	11	6
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	(7)
Included in other comprehensive income (2)	82	126
Accretion of credit losses in net interest income	—	(2)
Settlements	(133)	(147)
Balance, end of period	$2,636	$2,918
____________

(1)	Related to available-for-sale securities held at period end.

(2)
This amount is included in other comprehensive income within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

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

As of March 31, 2013 and December 31, 2012, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

As an additional step for certain securities, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of March 31, 2013 and December 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for certain of its private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's other-than-temporary impairment process and compared such yield to the market yield for comparable securities according to a third source to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable London Interbank Offered Rate (LIBOR) curve for advances with similar terms as of March 31, 2013 and December 31, 2012, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized as described in Note 10-Advances.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used the Overnight Index Swap rate to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each derivative counterparty have bilateral collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2013 and December 31, 2012.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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
The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of March 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$23	$23	$23	$—	$—	$—
Interest bearing-deposits	1,006	1,006	—	1,006	—	—
Federal funds sold	7,760	7,760	—	7,760	—	—
Trading securities	2,348	2,348	—	2,348	—	—
Available-for-sale securities	2,636	2,636	—	—	2,636	—
Held-to-maturity securities	15,947	16,151	—	13,598	2,553	—
Mortgage loans held for portfolio, net	1,154	1,287	—	1,287	—	—
Advances	80,260	80,397	—	80,397	—	—
Accrued interest receivable	232	232	—	232	—	—
Derivative assets	5	5	—	1,095	—	(1,090)
Grantor trust assets (included in Other assets)	14	14	14	—	—	—
Liabilities:
Interest-bearing deposits	(2,037)	(2,037)	—	(2,037)	—	—
Consolidated obligations, net:
Discount notes	(20,040)	(20,040)	—	(20,040)	—	—
Bonds	(82,858)	(83,505)	—	(83,505)	—	—
Mandatorily redeemable capital stock	(34)	(34)	(34)	—	—	—
Accrued interest payable	(289)	(289)	—	(289)	—	—
Derivative liabilities	(185)	(185)	—	(3,830)	—	3,645

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $563,929 and $574,257 as of March 31, 2013 and December 31, 2012, respectively, exclusive of the Bank’s own outstanding consolidated obligations.
The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2013	As of December 31, 2012
Outstanding notional	$19,584	$17,687
Original terms (1)	Less than seven months to 20 years	Less than four months to 20 years
Final expiration year	2030	2030
____________

(1)	The Bank had five standby letters of credit for a total of $49 as of March 31, 2013 and December 31, 2012, that have no stated maturity date and are subject to renewal on an annual basis.
The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $79 and $74 as of March 31, 2013 and December 31, 2012, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2013 and December 31, 2012. Such commitments would be recorded as derivatives at their fair values.
As of March 31, 2013, the Bank had committed to the issuance of $3,440 (par value) in consolidated obligation bonds, of which $3,420 were hedged with associated interest rate swaps, and $450 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled. As of December 31, 2012, the Bank had committed to the issuance of $3,055 (par value) in consolidated obligation bonds, of which $3,035 were hedged with associated interest rate swaps that had traded but not yet settled.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 14—Transactions with Members and their Affiliates and with Housing Associates
The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932 (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. All transactions with members are entered into in the ordinary course of the Bank’s business. Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members.
The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, two member institutions, Bank of America, National Association and Capital One, National Association, which held 16.5 percent and 10.6 percent, respectively, of the Bank’s total regulatory capital stock as of March 31, 2013, were considered related parties.
Total advances outstanding to Bank of America, National Association were $15,713 and $9,914 as of March 31, 2013 and December 31, 2012, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of March 31, 2013 and December 31, 2012. No mortgage loans or mortgage-backed securities were acquired from Bank of America, National Association during the three months ended March 31, 2013.
Total advances outstanding to Capital One, National Association were $9,919 and $15,419 as of March 31, 2013 and December 31, 2012, respectively. Total deposits held in the name of Capital One, National Association were $10 as of March 31, 2013 and December 31, 2012. No mortgage loans or mortgage-backed securities were acquired from Capital One, National Association during the three months ended March 31, 2013.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2013 and December 31, 2012, and results of operations for the quarter ended March 31, 2013 and 2012. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2012.

Executive Summary
Financial Condition
As of March 31, 2013, total assets were $111.5 billion, a decrease of $12.2 billion, or 9.83 percent, from December 31, 2012. This decrease was primarily due to a $7.2 billion, or 8.28 percent, decrease in advances and a $4.1 billion decrease in cash and due from banks. Advances, the largest asset on the Bank's balance sheet, decreased as a result of scheduled maturities, prepayments, and fluctuating demand for new advances. The decrease in cash and due from banks was due to the Bank's increased cash reserves balance at the Federal Reserve during the fourth quarter of 2012 in preparation to meet the needs of its members pending the result of the potential "fiscal cliff" at the beginning of 2013. The "fiscal cliff" was averted on January 1, 2013 with the permanent extension of certain of the Bush-era tax cuts and the Bank's cash and due from banks balance was reduced accordingly.
As of March 31, 2013, total liabilities were $105.7 billion, a decrease of $11.8 billion, or 10.0 percent from December 31, 2012. This decrease was primarily due to a $11.8 billion, or 10.3 percent, decrease in consolidated obligations (COs). The decrease in COs corresponds to the decrease in demand for advances by the Bank's members during the period.
As of March 31, 2013, total capital was $5.9 billion, a decrease of $395 million, or 6.28 percent, from December 31, 2012. This decrease was primarily due to the repurchase of $1.3 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $763 million of capital stock primarily related to new advance activity, an increase in retained earnings due to the recording of $71 million in net income, offset by the payment of $29 million in dividends, and the recording of $81 million in other comprehensive income during the period.

Results of Operations
The Bank recorded net income of $71 million for the first quarter of 2013, an increase of $1 million compared to the same period in 2012, as further discussed in Management’s Discussion and Analysis—Results of Operations below.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 4.65 percent for the first quarter of 2013, compared to 4.18 percent for the first quarter of 2012. ROE increased in the first quarter of 2013, compared to the first quarter of 2012, primarily as a result of an increase in net income, and a decrease in average total capital during the period. ROE spread to three-month average LIBOR increased to 436 basis points for the first quarter of 2013, compared to 367 basis points for the first quarter of 2012. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s interest rate spread was 27 basis points and 23 basis points for the first quarter of 2013 and 2012, respectively. The four basis points increase is primarily due to the rate on total interest-bearing liabilities decreasing more than the yield on total interest-bearing assets during the period.
Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Advances declined during the first quarter of 2013 primarily due to scheduled maturities of short-term advances. The Bank expects continued fluctuations in advances balances as short-term advances expose the Bank to increased refinancing risk. In addition, members continue to experience high levels of liquidity and low loan demand, which may reduce overall member demand for advances. The prolonged low interest rate environment continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with few attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Statements of Condition (at period end)
Total assets	$111,547	$123,705	$112,078	$119,440	$109,137
Investments (1)	29,697	30,454	29,718	35,701	34,536
Mortgage loans held for portfolio	1,167	1,255	1,345	1,432	1,534
Allowance for credit losses on mortgage loans	(13)	(11)	(10)	(9)	(9)
Advances	80,260	87,503	80,543	81,842	72,441
Interest-bearing deposits	2,037	2,094	2,061	2,133	3,078
Consolidated obligations, net:
Discount notes	20,040	31,737	21,767	21,427	16,178
Bonds	82,858	82,947	81,434	89,079	81,719
Total consolidated obligations, net (2)	102,898	114,684	103,201	110,506	97,897
Mandatorily redeemable capital stock	34	40	42	115	328
Affordable Housing Program payable	78	80	93	98	109
Capital stock - putable	4,380	4,898	4,791	5,007	5,899
Retained earnings	1,477	1,435	1,401	1,344	1,306
Accumulated other comprehensive income (loss)	23	(58)	(97)	(286)	(285)
Total capital	5,880	6,275	6,095	6,065	6,920
Statements of Income (for the period ended)
Net interest income	87	97	91	103	85
Provision for credit losses	2	2	1	—	3
Net impairment losses recognized in earnings	—	—	(1)	(8)	(7)
Net losses on trading securities	(24)	(25)	(9)	(4)	(29)
Net gains (losses) on derivatives and hedging activities	42	34	30	(1)	54
Letters of credit fees	5	4	5	4	5
Other income (3)	1	1	(1)	3	—
Noninterest expense	30	38	30	30	27
Income before assessments	79	71	84	67	78
Assessments	8	7	8	7	8
Net income	71	64	76	60	70
Performance Ratios (%)
Return on equity (4)	4.65	4.10	5.04	3.76	4.18
Return on assets (5)	0.24	0.21	0.26	0.20	0.23
Net interest margin (6)	0.30	0.32	0.31	0.34	0.28
Regulatory capital ratio (at period end) (7)	5.28	5.15	5.56	5.41	6.90
Equity to assets ratio (8)	5.12	5.15	5.15	5.25	5.43
Dividend payout ratio (9)	40.66	46.18	25.57	36.94	24.94

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2013	$563,929
December 31, 2012	574,257
September 30, 2012	572,473
June 30, 2012	575,874
March 31, 2012	561,317

(3)	Other income includes service fees and other.

(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.

(8)	Calculated as average equity divided by average total assets.

(9)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of March 31, 2013		As of December 31, 2012		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$80,260	71.95	$87,503	70.73	$(7,243)	(8.28)
Long-term investments	20,831	18.68	21,414	17.31	(583)	(2.72)
Short-term investments	8,866	7.95	9,040	7.31	(174)	(1.93)
Mortgage loans, net	1,154	1.03	1,244	1.01	(90)	(7.22)
Other assets	436	0.39	4,504	3.64	(4,068)	(90.31)
Total assets	$111,547	100.00	$123,705	100.00	$(12,158)	(9.83)
Consolidated obligations, net:
Discount notes	$20,040	18.97	$31,737	27.03	$(11,697)	(36.86)
Bonds	82,858	78.41	82,947	70.64	(89)	(0.11)
Deposits	2,037	1.93	2,094	1.78	(57)	(2.72)
Other liabilities	732	0.69	652	0.55	80	12.21
Total liabilities	$105,667	100.00	$117,430	100.00	$(11,763)	(10.02)
Capital stock	$4,380	74.48	$4,898	78.05	$(518)	(10.57)
Retained earnings	1,477	25.12	1,435	22.87	42	2.92
Accumulated other comprehensive income (loss)	23	0.40	(58)	(0.92)	81	140.70
Total capital	$5,880	100.00	$6,275	100.00	$(395)	(6.28)

Advances

The decrease in advances from December 31, 2012 to March 31, 2013 was due to maturing advances, prepayments, and fluctuating demand for new advances. As of March 31, 2013, 85.5 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of March 31, 2013 and December 31, 2012, 54.2 percent and 52.8 percent, respectively, of the Bank’s fixed-rate advances were swapped and 31.5 percent and 28.8 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of March 31, 2013		As of December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$10,730	13.93	$11,678	13.92
Fixed rate (1)	36,790	47.76	40,503	48.29
Hybrid	22,679	29.45	24,352	29.04
Convertible	4,703	6.11	5,174	6.17
Amortizing (2)	2,118	2.75	2,163	2.58
Total par value	$77,020	100.00	$83,870	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7–Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of March 31, 2013	As of December 31, 2012	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,006	$1,005	$1	0.07
Certificates of deposit	100	550	(450)	(81.82)
Securities purchased under agreements to resell	—	250	(250)	*
Federal funds sold	7,760	7,235	525	7.26
Total short-term investments	8,866	9,040	(174)	(1.93)
Long-term investments:
State or local housing agency debt obligations	103	108	(5)	(3.84)
U.S. government agency debt obligations	4,480	4,501	(21)	(0.48)
Mortgage-backed securities:
U.S. government agency securities	11,084	11,385	(301)	(2.65)
Private-label	5,164	5,420	(256)	(4.71)
Total mortgage-backed securities	16,248	16,805	(557)	(3.31)
Total long-term investments	20,831	21,414	(583)	(2.72)
Total investments	$29,697	$30,454	$(757)	(2.49)
____________

(1)
As of March 31, 2013 and December 31, 2012, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

* Not meaningful
The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of March 31, 2013 and December 31, 2012, as these investments amounted to 275 percent and 264 percent of total capital plus mandatorily redeemable capital stock, respectively. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of March 31, 2013 compared to December 31, 2012. Refer to Note 4—Available-for-sale

Securities and Note 5—Held-to-maturity Securities to the Bank’s interim financial statements for information on securities with unrealized losses as of March 31, 2013 and December 31, 2012.
The Bank evaluates its individual investment securities for other-than-temporary impairment on at least a quarterly basis, as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements. For a discussion regarding impairment losses recognized in earnings during the reported periods see Management’s Discussion and Analysis—Results of Operations—Noninterest Income (Loss) below.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2012 to March 31, 2013 was due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage assets in 2008.
As of March 31, 2013 and December 31, 2012, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2013	As of December 31, 2012
	Percent of Total	Percent of Total
Florida	26.67	26.15
South Carolina	24.24	24.12
Georgia	14.22	14.34
North Carolina	11.29	11.48
Virginia	8.08	8.34
All other	15.50	15.57
Total	100.00	100.00

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of March 31, 2013, CO issuances financed 92.2 percent of the $111.5 billion in total assets, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2012.
The decrease in COs outstanding as of March 31, 2013 compared to December 31, 2012 corresponds to the decrease in outstanding advances during the period. As of March 31, 2013 and December 31, 2012, COs outstanding were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2013 and December 31, 2012, 83.5 percent and 81.4 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 1.57 percent of the Bank’s variable-rate CO bonds were swapped. As of March 31, 2013 and December 31, 2012 the Bank had no fixed-rate CO discount notes that were swapped to a variable rate.
As of March 31, 2013, callable CO bonds constituted 22.0 percent of the total par value of CO bonds outstanding, compared to 12.2 percent as of December 31, 2012. This increase was due to market conditions during the first quarter of 2013 that favored the issuance of callable CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Swap spreads tend to decrease as interest rates decrease, resulting in less favorable funding costs for the Bank. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits
The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits remained relatively stable as of March 31, 2013 compared to December 31, 2012.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2013.

Capital
The decrease in total capital from December 31, 2012 to March 31, 2013 was primarily due to the repurchase of $1.3 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, partially offset by the issuance of $755 million of activity-based capital stock and $8 million of membership capital stock, as well as the recording of $81 million in other comprehensive income during the period resulting from improvements in the fair value of the Bank’s available-for-sale securities.
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 9—Capital and Mandatorily Redeemable Capital Stock to the Bank's interim financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 26, 2013, the Bank received notification from the Director that, based on December 31, 2012 data, the Bank meets the definition of “adequately capitalized.”
As of March 31, 2013 and December 31, 2012, the Bank had $34 million and $40 million, respectively, in capital stock subject to mandatory redemption from 17 members and former members. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the first quarter of 2013 and 2012.

Net Income
The following table sets forth the Bank’s significant income items for the first quarter of 2013 and 2012, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Net interest income	$87	$85	$2	1.78
Provision for credit losses	2	3	(1)	(19.10)
Noninterest income	24	23	1	0.08
Noninterest expense	30	27	3	6.55
Affordable Housing Program assessments	8	8	—	(0.91)
Net income	$71	$70	$1	0.55

Net Interest Income
The primary source of the Bank’s earnings is net interest income, which remained relatively stable during the reported periods. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including COs, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments.
As discussed above, net interest income also includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $160 million and $307 million during the first quarter of 2013 and 2012, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2013 and 2012 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivative is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,629	$2	0.17	$4,473	$1	0.14
Certificates of deposit	382	—	0.23	843	1	0.33
Securities purchased under agreements to resell	932	—	0.12	—	—	—
Federal funds sold	8,520	3	0.17	13,015	5	0.15
Long-term investments (2)	20,943	124	2.39	22,245	158	2.87
Advances	83,705	63	0.30	81,876	68	0.33
Mortgage loans held for portfolio (3)	1,209	16	5.38	1,582	21	5.34
Loans to other FHLBanks	1	—	0.11	4	—	0.11
Total interest-earning assets	119,321	208	0.71	124,038	254	0.83
Allowance for credit losses on mortgage loans	(12)			(7)
Other assets	1,021			704
Total assets	$120,330			$124,735
Liabilities and Capital
Interest-bearing deposits (4)	$2,251	—	0.05	$2,883	—	0.02
Short-term borrowings	24,687	8	0.13	22,015	3	0.06
Long-term debt	83,615	113	0.55	88,359	165	0.75
Other borrowings	39	—	2.27	294	1	1.73
Total interest-bearing liabilities	110,592	121	0.44	113,551	169	0.60
Other liabilities	3,572			4,408
Total capital	6,166			6,776
Total liabilities and capital	$120,330			$124,735
Net interest income and net yield on interest-earning assets		$87	0.30		$85	0.28
Interest rate spread			0.27			0.23
Average interest-earning assets to interest-bearing liabilities			107.89			109.24
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions).

	For the Three Months Ended March 31,
	2013 vs. 2012
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$1	$1
Certificates of deposit	(1)	—	(1)
Federal funds sold	(2)	—	(2)
Long-term investments	(8)	(26)	(34)
Advances	2	(7)	(5)
Mortgage loans held for portfolio	(5)	—	(5)
Total	(14)	(32)	(46)
Increase (decrease) in interest expense:
Short-term borrowings	—	5	5
Long-term debt	(8)	(44)	(52)
Other borrowings	(1)	—	(1)
Total	(9)	(39)	(48)
(Decrease) increase in net interest income	$(5)	$7	$2
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended March 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Net impairment losses recognized in earnings	$—	$(7)	$7	99.91
Net losses on trading securities	(24)	(29)	5	18.82
Net gains on derivatives and hedging activities	42	54	(12)	(22.85)
Letters of credit fees	5	5	—	(3.29)
Other	1	—	1	30.02
Total noninterest income	$24	$23	$1	0.08

The change in total noninterest income noted in the above table was primarily due to net impairment losses recognized in earnings, adjustments required to report trading securities at fair value, and derivatives and hedging activities.

Substantially all of the Bank's trading securities are fixed interest-rate securities and 99.9 percent were swapped to a variable rate. Long-term interest rates increased during the first quarter of 2013 and 2012, resulting in net losses of $24 million and $29 million, respectively, on trading securities. These losses were offset by gains of $26 million and $24 million during the first quarter of 2013 and 2012, respectively, on derivatives in non-qualifying hedges related to the Bank's trading securities which are reported as part of net gains on derivatives and hedging activities, resulting in net gains of $2 million and net losses of $5 million on the Bank's trading securities during the first quarter of 2013 and 2012, respectively.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	Three Months Ended March 31, 2013
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(54)	$—	$8	$—	$—	$(46)
Net interest settlements included in net interest income (2)	(274)	—	160	—	—	(114)
Total effect on net interest (expense) income	$(328)	$—	$168	$—	$—	$(160)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$47	$—	$(5)	$—	$—	$42
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	2	—	—	—	(2)	—
Total net gains (losses) on derivatives and hedging activities	49	—	(5)	—	(2)	42
Net losses on trading securities (3)	—	(24)	—	—	—	(24)
Total effect on noninterest income (loss)	$49	$(24)	$(5)	$—	$(2)	$18
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	Three Months Ended March 31, 2012
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(69)	$—	$5	$—	$—	$(64)
Net interest settlements included in net interest income(2)	(386)	—	143	—	—	(243)
Total effect on net interest (expense) income	$(455)	$—	$148	$—	$—	$(307)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$66	$—	$(15)	$—	$—	$51
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	1	(7)	2	—	7	3
Total net gains (losses) on derivatives and hedging activities	67	(7)	(13)	—	7	54
Net losses on trading securities (3)	—	(29)	—	—	—	(29)
Total effect noninterest income (loss)	$67	$(36)	$(13)	$—	$7	$25
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable during the first quarter of 2013, compared to the first quarter of 2012, and Affordable Housing Program assessments remained unchanged during the reported periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first quarter of 2013. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first quarter of 2013.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of March 31, 2013 and December 31, 2012. As of March 31, 2013, the FHLBanks had $666.0 billion in aggregate par value of COs issued and outstanding, $102.0 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of March 31, 2013, the Bank had outstanding standby letters of credit of $19.6 billion with original terms of less than seven months to 20 years, with the longest final stated expiration in 2030. As of December 31, 2012, the Bank had outstanding standby letters of credit of $17.7 billion with original terms of less than four months to 20 years, with the longest final stated expiration in 2030.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2013. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of March 31, 2013 there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report are summarized below.

Regulation of Systemically Important Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (FRB) and subject to certain heightened prudential standards (commonly referred to as a "systemically important financial institution" or "SIFI"). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three stage process:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2013, the Bank had $111.5 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2013, the Bank had $102.9 billion in total outstanding COs, the Bank's principal form of outstanding debt);

•
a second stage analyzing the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from the company.

A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation. On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is "predominately engaged in financial activities" and thus a "nonbank financial company." The Bank would likely be deemed a nonbank financial company under these definitions, and as of March 31, 2013 the Bank meets the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established under the rule. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance.
Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council requested comments on certain proposed recommendations for structural reforms of MMFs. The comment deadline was February 15, 2013. The Oversight Council stated that such reforms are intended to address the structural vulnerabilities of MMFs. The demand for FHLBank System consolidated obligations may be impacted by any structural reform that may ultimately be adopted. Accordingly, these reforms could cause the FHLBanks' funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the FHLBanks' results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by certain governmental entities, such as Fannie Mae or Freddie Mac, or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013. The QM liability safe harbor could provide incentives to lenders, including the Bank's members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.
Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank expects to adopt the adverse classification requirements and the charge-off requirements of AB 2012-02 in separate phases over the course of two years, beginning in 2014. The Bank does not expect the adoption of AB 2012-02 to have a material impact on the Bank's financial condition or results of operations.

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
The Bank's board of directors and management have established this risk appetite statement and risk metrics for controlling and escalating actions based on the nine continuing objectives that represent the foundation of the Bank's strategic and tactical planning, as described in the Bank's Form 10-K.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon the Bank's assessment of the borrower and its collateral.
The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2013		As of December 31, 2012
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	511	$75,602	527	$82,152
10	61	1,132	65	1,403

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of March 31, 2013, eight borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2013	$77,020	$223,165	68.78	7.62	23.60
As of December 31, 2012	83,870	217,935	69.78	7.09	23.13
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, multifamily and commercial real estate loans, and home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The Bank believes that this shift to a market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision. These changes are part of a broader effort to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.

The following table provides information on FDIC insured institutions that were placed into receivership during the periods indicated.

	For the Three Months Ended March 31,
	2013	2012
FHLBank Atlanta members	1	6
Non-FHLBank Atlanta members	3	10
Total FDIC-insured	4	16

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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2013 and December 31, 2012.

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

The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities.
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

	As of March 31, 2013
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$1,300	$—	$—	$—	$1,300
Canada	1,900	—	—	—	1,900
Germany	—	—	—	122	122
Japan	—	—	100	—	100
Norway	685	—	—	—	685
Sweden	2,220	—	—	—	2,220
United Kingdom	1,055	—	—	—	1,055
United States of America	600	1,006	—	—	1,606
Total	$7,760	$1,006	$100	$122	$8,988
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $8.8 billion as of December 31, 2012 to $8.9 billion as of March 31, 2013. There were four such counterparties that represented 52.1 percent, and six counterparties, Australia and New Zealand Banking Group, Skandinaviska Enskilda Banken AB, Bank of Nova Scotia, Svenska Handelsbanken, Barclays Bank PLC, and Branch Banking and Trust, that each represented greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2013, the Bank’s unsecured credit portfolio consisted of securities with scheduled maturities of 60 days or less and is comprised primarily of federal funds sold.
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

The tables below provide information on the credit ratings of the Bank’s investments held as of March 31, 2013 and December 31, 2012, based on their credit ratings as of March 31, 2013 and December 31, 2012 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of March 31, 2013
	Carrying Value (1)
	Investment Grade			Below Investment Grade
	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$1	$1,005	$—	$—	$—	$—	$—	$—	$—	$—	$1,006
Certificates of deposit	—	100	—	—	—	—	—	—	—	—	100
Federal funds sold	2,575	5,185	—	—	—	—	—	—	—	—	7,760
Total short-term investments	2,576	6,290	—	—	—	—	—	—	—	—	8,866
Long-term investments:
State or local housing agency debt obligations	103	—	—	—	—	—	—	—	—	—	103
U.S. government agency debt obligations	4,480	—	—	—	—	—	—	—	—	—	4,480
Mortgage-backed securities:
U.S. government agency securities	11,084	—	—	—	—	—	—	—	—	—	11,084
Private-label	151	330	538	692	940	909	323	277	997	7	5,164
Total mortgage-backed securities	11,235	330	538	692	940	909	323	277	997	7	16,248
Total long-term investments	15,818	330	538	692	940	909	323	277	997	7	20,831
Total investments	$18,394	$6,620	$538	$692	$940	$909	$323	$277	$997	$7	$29,697
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $60 million as of March 31, 2013.

	As of December 31, 2012
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,004	$—	$—	$—	$—	$—	$—	$—	$1,005
Certificates of deposit	—	—	550	—	—	—	—	—	—	—	550
Securities purchased under agreements to resell	—	—	250	—	—	—	—	—	—	—	250
Federal funds sold	—	2,755	4,480	—	—	—	—	—	—	—	7,235
Total short-term investments	—	2,756	6,284	—	—	—	—	—	—	—	9,040
Long-term investments:
State or local housing agency debt obligations	—	108	—	—	—	—	—	—	—	—	108
U.S. government agency debt obligations	—	4,501	—	—	—	—	—	—	—	—	4,501
Mortgage-backed securities:
U.S. government agency securities	—	11,385	—	—	—	—	—	—	—	—	11,385
Private-label	1	206	390	536	745	980	1,018	369	383	792	5,420
Total mortgage-backed securities	1	11,591	390	536	745	980	1,018	369	383	792	16,805
Total long-term investments	1	16,200	390	536	745	980	1,018	369	383	792	21,414
Total investments	$1	$18,956	$6,674	$536	$745	$980	$1,018	$369	$383	$792	$30,454
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $59 million as of December 31, 2012.

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
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2013 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of March 31, 2013, based on the classification by the originator at the time of origination, approximately 86.8 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 91.5 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 58.8 percent were variable-rate.
The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of March 31, 2013			As of December 31, 2012
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$421	$4,515	$4,936	$494	$4,760	$5,254
Alt-A	310	442	752	336	458	794
Total unpaid principal balance	$731	$4,957	$5,688	$830	$5,218	$6,048

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of March 31, 2013 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$151	$151
A	—	—	—	40	281	321
BBB	—	—	—	120	291	411
BB	—	21	—	170	356	547
B	—	19	—	418	406	843
CCC	39	322	47	361	129	898
CC	100	95	105	72	—	372
C	—	150	29	130	—	309
D	—	420	511	146	—	1,077
Unrated	—	—	—	—	7	7
Total unpaid principal balance	$139	$1,027	$692	$1,457	$1,621	$4,936
Amortized cost	$121	$809	$561	$1,348	$1,604	$4,443
Gross unrealized losses	$—	$(12)	$(6)	$(10)	$(13)	$(41)
Fair value	$123	$845	$587	$1,365	$1,616	$4,536
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	88.62%	82.28%	84.78%	93.67%	99.75%	91.91%
Original weighted average credit support	15.72%	13.94%	10.32%	6.77%	3.47%	7.93%
Weighted average credit support	5.89%	1.43%	1.07%	5.10%	8.69%	4.97%
Weighted average collateral delinquency	16.59%	21.20%	19.79%	11.53%	8.08%	13.71%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$1	$1
A	—	—	—	—	11	11
BBB	—	—	—	—	130	130
BB	—	—	—	—	146	146
B	—	—	—	—	101	101
CCC	—	—	—	162	6	168
D	—	49	—	146	—	195
Total unpaid principal balance	$—	$49	$—	$308	$395	$752
Amortized cost	$—	$37	$—	$249	$395	$681
Gross unrealized losses	$—	$—	$—	$(35)	$(2)	$(37)
Fair value	$—	$38	$—	$214	$402	$654
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	1	1
Total other-than-temporary impairment losses	$—	$—	$—	$—	$(1)	$(1)
Weighted average percentage of fair value to unpaid principal balance	0.00%	77.55%	0.00%	69.27%	101.83%	86.90%
Original weighted average credit support	0.00%	12.29%	0.00%	26.68%	7.51%	15.68%
Weighted average credit support	0.00%	0.00%	0.00%	13.56%	11.95%	11.83%
Weighted average collateral delinquency	0.00%	31.21%	0.00%	33.08%	8.64%	20.12%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	18.76	33.76	28.41	3.22
2007	16.67	15.97	40.43	5.65
2006	9.66	23.88	42.70	2.26
2005	12.56	8.69	32.85	6.35
2004 and prior	15.58	6.05	32.57	8.38
Total Prime	14.34	11.61	33.74	6.53
Alt-A:
2007	8.41	43.00	47.48	0.66
2006	8.31	43.80	52.43	0.00
2005	7.48	39.18	49.61	6.98
2004 and prior	13.15	11.09	33.03	12.14
Total Alt-A	9.15	35.03	45.70	4.94
Total	12.22	21.17	38.62	5.88

For those securities for which an other-than-temporary impairment was determined to have occurred during 2013, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Three Months Ended March 31,
	2013			2012
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$1	$(1)	$—	$—	$—
Securities previously impaired prior to current period	—	—	—	(7)	(7)	—
Total	$—	$1	$(1)	$(7)	$(7)	$—
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was based on a housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case.

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

	For the Three Months Ended March 31, 2013
	Housing Price Scenario
	Base Case (2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss
Prime loans (1)	—	$—	$—	9	$432	$(4)
Alt-A (1)	1	12	—	3	207	(2)
Total	1	$12	$—	12	$639	$(6)
____________

(1)	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

(2)	Represents securities and related other-than-temporary-impairment credit losses for the three months ended March 31, 2013.
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
As of March 31, 2013, 88.1 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s net exposure. As of December 31, 2012, 87.6 percent of the total notional amount of outstanding derivatives was represented by 19 counterparties with a credit rating of A or better. Of these counterparties, there were three, BNP Paribas, Deutsche Bank AG, and Goldman Sachs Group, Inc., that each represented more than 10 percent of the Bank’s total notional amount, and there were two counterparties, Deutsche Bank AG and Goldman Sachs Group, Inc., that represented more than 10 percent of the Bank’s net exposure. None of the foregoing named counterparties is a member, or advances borrower, of the Bank.
The tables below provide information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of March 31, 2013
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Double-A	$125	$—	$—	$—	$—
Single-A	15,953	122	(120)	—	2
Liability positions with credit exposure:
Single-A	13,091	(375)	378	—	3
Total derivative positions with non-member counterparties to which the Bank had credit exposure	29,169	(253)	258	—	5
Member institutions (1)	4	—	—	—	—
Total	$29,173	$(253)	$258	$—	$5
_______________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2012
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Single-A	$15,241	$92	$(88)	$—	$4
Liability positions with credit exposure:
Single-A	14,691	(434)	442	—	8
Total derivative positions with non-member counterparties to which the Bank had credit exposure	29,932	(342)	354	—	12
Member institutions (1)	4	1	—	(1)	—
Total	$29,936	$(341)	$354	$(1)	$12
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
If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $118 million of collateral (at fair value) to its derivative counterparties as of March 31, 2013.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance ® Program* (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 31, 2013, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of March 31, 2013 and December 31, 2012, the allowance for credit losses on MPF loans was $11 million and $10 million, respectively. The increased loan loss reserve was due to the increase in the Bank’s loss severity estimates and the increase in the Bank's seriously delinquent rate for conventional loans. The loss severity rate used in the loan loss reserve methodology for MPF loans increased to 43.9 percent at March 31, 2013 from 42.2 percent at December 31, 2012. The increase was based on weakening performance of the Bank’s portfolio of MPF loans. The Bank uses actual loss claim data from its MPF loans to estimate incurred losses. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool. Another factor contributing to the increased loan loss reserve was an increased percentage of seriously delinquent loans. The Bank’s seriously delinquent rate for MPF conventional single-family residential mortgages increased to 7.12 percent as of March 31, 2013 from 7.01 percent as of December 31, 2012.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

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

			As of March 31, 2013	As of December 31, 2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,382	$7,427
		Non-qualifying hedges	4	4
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	27,600	29,711
		Non-qualifying hedges	740	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,324	3,278
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	181	222
		Total	39,231	41,382
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,990	1,990
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	2,040	2,040
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	45,484	49,544
		Non-qualifying hedges	5,835	6,125
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	19,395	12,680
		Non-qualifying hedges	105	305
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
		Total	70,839	68,674

			As of March 31, 2013	As of December 31, 2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,625	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	9	9
		Total	9	9
Total notional amount			$124,744	$124,730

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of credit concerns and lack of liquidity in the private-label MBS market beginning in 2009, however, market prices were influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distort the effective duration impact. Thus, in the third quarter of 2009, the Bank changed its method of calculating effective duration to use the option adjusted spread at a date prior to the recent market disruptions. To capture interest-rate changes, the Bank further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with effective duration characteristics. The Bank believes this approach provides effective duration values that more accurately reflect the Bank's interest-rate risk during market disruptions, but could still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the FRB; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, the Bank views its current effective duration gap exposure calculations as approximate, rather than absolute, values. The Bank expects to return to the option adjusted spread based on market price during 2013.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2013			As of December 31, 2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.52	0.33	0.30	0.48	0.31	0.24
Liabilities	0.40	0.50	0.34	0.38	0.43	0.33
Equity	2.46	(2.58)	(0.30)	2.17	(1.65)	(1.26)
Effective duration gap	0.12	(0.17)	(0.04)	0.10	(0.12)	(0.09)
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 12—Estimated Fair Values to the Bank's interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2013			As of December 31, 2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$107,450	$108,429	$108,988	$119,465	$120,498	$120,813
Liabilities	101,656	102,576	102,877	113,123	114,045	114,319
Equity	5,794	5,853	6,111	6,342	6,453	6,494
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

As of March 31, 2013, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2013, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, should be carefully considered as they could materially affect the Bank’s business, financial condition or future results. The risks described in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.+

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

Federal Home Loan Bank of Atlanta

Date:	May 9, 2013	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	May 9, 2013	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer