Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Atlanta
filed 2013-08-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2013 was 47,373,230.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2013	As of December 31, 2012
Assets
Cash and due from banks	$23	$4,083
Interest-bearing deposits (including deposits with another FHLBank of $1 as of June 30, 2013 and December 31, 2012)	1,006	1,005
Securities purchased under agreements to resell	1,000	250
Federal funds sold	5,342	7,235
Trading securities (includes another FHLBank’s bond of $70 and $77 as of June 30, 2013 and December 31, 2012, respectively)	2,060	2,370
Available-for-sale securities	2,536	2,676
Held-to-maturity securities (fair value of $18,944 and $17,124 as of June 30, 2013 and December 31, 2012, respectively)	18,881	16,918
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $12 and $11 as of June 30, 2013 and December 31, 2012, respectively	1,064	1,244
Advances	89,450	87,503
Accrued interest receivable	220	240
Premises and equipment, net	30	32
Derivative assets	21	13
Other assets	145	136
Total assets	$121,778	$123,705
Liabilities
Interest-bearing deposits	$2,172	$2,094
Consolidated obligations, net:
Discount notes	26,161	31,737
Bonds	86,196	82,947
Total consolidated obligations, net	112,357	114,684
Mandatorily redeemable capital stock	25	40
Accrued interest payable	238	229
Affordable Housing Program payable	75	80
Derivative liabilities	235	158
Other liabilities	225	145
Total liabilities	115,327	117,430
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 and 12 as of June 30, 2013 and December 31, 2012, respectively	940	1,160
Subclass B2 issued and outstanding shares: 39 and 37 as of June 30, 2013 and December 31, 2012, respectively	3,907	3,738
Total capital stock Class B putable	4,847	4,898
Retained earnings:
Restricted	105	73
Unrestricted	1,432	1,362
Total retained earnings	1,537	1,435
Accumulated other comprehensive income (loss)	67	(58)
Total capital	6,451	6,275
Total liabilities and capital	$121,778	$123,705

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Advances	$61	$76	$124	$142
Prepayment fees on advances, net	1	3	1	5
Interest-bearing deposits	1	2	3	3
Federal funds sold	3	5	6	10
Trading securities	25	27	53	62
Available-for-sale securities	32	44	65	85
Held-to-maturity securities	60	78	123	161
Mortgage loans held for portfolio	17	20	33	41
Total interest income	200	255	408	509
Interest expense
Consolidated obligations:
Discount notes	6	6	14	9
Bonds	108	144	221	309
Deposits	—	1	—	1
Mandatorily redeemable capital stock	—	1	—	2
Total interest expense	114	152	235	321
Net interest income	86	103	173	188
Provision for credit losses	1	—	3	3
Net interest income after provision for credit losses	85	103	170	185
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	(1)	—
Net amount of impairment losses (reclassified from) recorded in other comprehensive income (loss)	—	(8)	1	(15)
Net impairment losses recognized in earnings	—	(8)	—	(15)
Net losses on trading securities	(40)	(4)	(64)	(33)
Net gains (losses) on derivatives and hedging activities	75	(1)	117	53
Letters of credit fees	5	4	10	9
Other	1	3	2	3
Total noninterest income (loss)	41	(6)	65	17
Noninterest expense
Compensation and benefits	17	16	33	31
Other operating expenses	11	10	21	18
Finance Agency	1	3	4	6
Office of Finance	2	1	3	2
Total noninterest expense	31	30	61	57
Income before assessments	95	67	174	145
Affordable Housing Program assessments	9	7	17	15
Net income	$86	$60	$157	$130

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$86	$60	$157	$130
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	—	(1)	—
Net change in fair value on other-than-temporary impairment available-for-sale securities	43	(10)	125	109
Reclassification of noncredit portion of impairment losses included in net income	—	8	—	15
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	43	(2)	124	124
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	—	(1)	—
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	—	1	—
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—
Pension and postretirement benefits:
Total other comprehensive income	1	1	1	1
Total other comprehensive income (loss)	44	(1)	125	125
Total comprehensive income	$130	$59	$282	$255

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	6	531	—	—	—	—	531
Repurchase/redemption of capital stock	(12)	(1,189)	—	—	—	—	(1,189)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(53)	—	—	—	—	(53)
Comprehensive income	—	—	26	104	130	125	255
Cash dividends on capital stock	—	—	—	(40)	(40)	—	(40)
Balance, June 30, 2012	50	$5,007	$45	$1,299	$1,344	$(286)	$6,065

Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	23	2,327	—	—	—	—	2,327
Repurchase/redemption of capital stock	(24)	(2,371)	—	—	—	—	(2,371)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	32	125	157	125	282
Cash dividends on capital stock	—	—	—	(55)	(55)	—	(55)
Balance, June 30, 2013	48	$4,847	$105	$1,432	$1,537	$67	$6,451

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$157	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(39)	(24)
Provision for credit losses	3	3
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(24)	146
Net change in fair value adjustment on trading securities	64	33
Net impairment losses recognized in earnings	—	15
Net change in:
Accrued interest receivable	20	40
Other assets	(9)	6
Affordable Housing Program payable	(8)	(13)
Accrued interest payable	9	(29)
Other liabilities	(2)	(14)
Total adjustments	14	163
Net cash provided by operating activities	171	293
Investing activities
Net change in:
Interest-bearing deposits	894	153
Securities purchased under agreements to resell	(750)	—
Federal funds sold	1,893	(418)
Trading securities:
Proceeds from maturities	250	690
Available-for-sale securities:
Proceeds from maturities	277	318
Held-to-maturity securities:
Net change in short-term	50	25
Proceeds from maturities of long-term	1,964	1,946
Purchases of long-term	(3,904)	(2,142)
Advances:
Proceeds from principal collected	71,397	97,168
Made	(74,744)	(92,177)
Mortgage loans held for portfolio:
Proceeds from principal collected	162	200
Proceeds from sale of foreclosed assets	14	7
Purchase of premise, equipment, and software	(1)	(1)
Net cash (used in) provided by investing activities	(2,498)	5,769

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2013	2012
Financing activities
Net change in deposits	70	(512)
Net payments on derivatives containing a financing element	(84)	(185)
Proceeds from issuance of consolidated obligations:
Discount notes	105,474	187,553
Bonds	44,572	42,643
Payments for debt issuance costs	(5)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(111,045)	(190,457)
Bonds	(40,594)	(44,169)
Proceeds from issuance of capital stock	2,327	531
Payments for repurchase/redemption of capital stock	(2,371)	(1,189)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(22)	(224)
Cash dividends paid	(55)	(40)
Net cash used in financing activities	(1,733)	(6,055)
Net (decrease) increase in cash and due from banks	(4,060)	7
Cash and due from banks at beginning of the period	4,083	6
Cash and due from banks at end of the period	$23	$13
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$239	$365
Affordable Housing Program assessments, net	$22	$26
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$7	$53
Held-to-maturity securities acquired with accrued liabilities	$83	$—
Transfer of held-to-maturity securities to available-for-sale securities	$11	$6
Transfers of mortgage loans to real estate owned	$16	$6

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

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting arrangements or by operation of law. The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

A description of all of the Bank’s significant accounting policies is included in Note 2–Summary of Significant Accounting Policies to the 2012 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of June 30, 2013.

Note 2—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  In July 2013, the Financial Accounting Standards Board (FASB) issued guidance permitting the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury Rate and the London Interbank Offered Rate (LIBOR).  This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations, as the Bank has not designated any hedging relationships using OIS as the benchmark interest rate.

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and will be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity's fiscal year of adoption. This guidance is not expected to materially affect the Bank's financial condition or results of operations.

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

Note 3—Trading Securities
Major Security Types. Trading securities were as follows:

	As of June 30, 2013	As of December 31, 2012
Government-sponsored enterprises debt obligations	$1,989	$2,291
Another FHLBank’s bond (1)	70	77
State or local housing agency debt obligations	1	2
Total	$2,060	$2,370
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized and realized losses on trading securities were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net unrealized losses on trading securities held at period end	$(40)	$(4)	$(62)	$(26)
Net unrealized/realized losses on trading securities sold/matured during the period	—	—	(2)	(7)
Net losses on trading securities	$(40)	$(4)	$(64)	$(33)

Note 4—Available-for-sale Securities
During the six months ended June 30, 2013 and 2012, the Bank transferred certain private-label mortgaged-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.
The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2013			2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Transferred at March 31,	$12	$1	$11	$6	$—	$6
Transferred at June 30,	—	—	—	—	—	—
Total	$12	$1	$11	$6	$—	$6

Major Security Types. Available-for-sale securities were as follows:

	As of June 30, 2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$2,453	$44	$127	$—	$2,536

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label MBS	$2,717	$120	$79	$—	$2,676

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	7	$323	$7	11	$382	$37	18	$705	$44

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label MBS	3	$154	$1	26	$1,240	$119	29	$1,394	$120

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of June 30, 2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,549	$41	$81	$—	$1,589

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,712	$112	$41	$—	$1,641

Note 5—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of June 30, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$500	$—	$—	$500	$550	$—	$—	$550
State or local housing agency debt obligations	98	1	—	99	106	2	—	108
Government-sponsored enterprises debt obligations	3,277	2	28	3,251	2,133	—	—	2,133
Mortgage-backed securities:
U.S. agency obligations-guaranteed	532	8	—	540	622	8	—	630
Government-sponsored enterprises	12,207	131	40	12,298	10,763	184	2	10,945
Private-label	2,267	15	26	2,256	2,744	36	22	2,758
Total	$18,881	$157	$94	$18,944	$16,918	$230	$24	$17,124

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Certificates of Deposit	3	$500	$—	—	$—	$—	3	$500	$—
Government-sponsored enterprises debt obligations	5	1,116	28	—	—	—	5	1,116	28
Mortgage-backed securities:
Government-sponsored enterprises	28	2,463	40	—	—	—	28	2,463	40
Private-label	50	1,198	17	18	268	9	68	1,466	26
Total	86	$5,277	$85	18	$268	$9	104	$5,545	$94

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	3	$750	$—	—	$—	$—	3	$750	$—
Mortgage-backed securities:
Government-sponsored enterprises	1	154	1	1	13	1	2	167	2
Private-label	—	—	—	43	974	22	43	974	22
Total	4	$904	$1	44	$987	$23	48	$1,891	$24

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,040	$1,040	$1,092	$1,093
Due after one year through five years	2,835	2,810	1,697	1,698
Total non-mortgage-backed securities	3,875	3,850	2,789	2,791
Mortgage-backed securities	15,006	15,094	14,129	14,333
Total	$18,881	$18,944	$16,918	$17,124

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $1 and $8 as of June 30, 2013 and December 31, 2012, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of June 30, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$743	$6	$7	$742	$896	$11	$8	$899

Note 6—Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes the maximum impairment loss in earnings which is equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statements of Condition dates. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is other-than-temporary impairment by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security’s amortized cost basis and its fair value.
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
The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at their purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, overcollateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase dates.
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2013.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2013 included a short-term housing price forecast using whole percentages, with projected changes ranging from negative five percent to seven percent over the 12 month period beginning April 1, 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

For the vast majority of markets, the short-term forecast has changes from negative three percent to five percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery ranges by months as of June 30, 2013:

Months	Annualized Rates (%)
1 to 6	0.00 to 3.00
7 to 12	1.00 to 4.00
13 to 18	2.00 to 4.00
19 to 30	2.00 to 5.00
31 to 54	2.00 to 6.00
Thereafter	2.30 to 5.60

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
At each quarter end, the Bank compares the present value of the cash flows (discounted at the securities' effective yield) expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable rate and hybrid private-label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis. There were no securities for which an other-than-temporary-impairment was determined to have occurred during the three-month period ended June 30, 2013.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income (loss):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance of credit losses previously recognized in earnings, beginning of period	$586	$589	$586	$582
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	8	—	15
Increase in cash flows expected to be collected, recognized over the remaining life of the securities	(2)	(5)	(2)	(5)
Balance of cumulative credit losses recognized in earnings, end of period	$584	$592	$584	$592

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility, illiquidity in the marketplace, and general disruption in the U.S. mortgage markets. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost basis of the securities, the Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. This assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances
Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of June 30, 2013	As of December 31, 2012
Overdrawn demand deposit accounts	$5	$2
Due in one year or less	46,446	41,482
Due after one year through two years	7,309	7,915
Due after two years through three years	5,071	4,735
Due after three years through four years	8,236	5,821
Due after four years through five years	6,975	8,758
Due after five years	13,181	15,157
Total par value	87,223	83,870
Discount on AHP(1)	(9)	(11)
Discount on EDGE(2) advances	(7)	(8)
Hedging adjustments	2,248	3,658
Deferred commitment fees	(5)	(6)
Total	$89,450	$87,503
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of June 30, 2013	As of December 31, 2012
Overdrawn demand deposit accounts	$5	$2
Due or convertible in one year or less	50,417	46,198
Due or convertible after one year through two years	7,402	7,886
Due or convertible after two years through three years	4,942	4,748
Due or convertible after three years through four years	7,222	5,368
Due or convertible after four years through five years	5,175	6,570
Due or convertible after five years	12,060	13,098
Total par value	$87,223	$83,870

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of June 30, 2013	As of December 31, 2012
Fixed-rate:
Due in one year or less	$43,191	$38,307
Due after one year	31,967	33,425
Total fixed-rate	75,158	71,732
Variable-rate:
Due in one year or less	3,261	3,177
Due after one year	8,804	8,961
Total variable-rate	12,065	12,138
Total par value	$87,223	$83,870

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. As of June 30, 2013 and December 31, 2012, the concentration of the Bank’s advances was $65,857 and $62,488, respectively, to 10 member institutions, representing 75.5 percent and 74.5 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2013 and December 31, 2012. No advance was past due as of June 30, 2013 and December 31, 2012.

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
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of June 30, 2013	As of December 31, 2012
Fixed-rate	$71,609	$76,212
Step up/down	7,454	4,419
Simple variable-rate	6,750	1,250
Variable-rate capped floater	45	20
Total par value	$85,858	$81,901

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of June 30, 2013		As of December 31, 2012
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$43,727	0.70	$55,397	0.79
Due after one year through two years	10,088	1.35	7,587	2.08
Due after two years through three years	7,854	1.87	2,507	1.92
Due after three years through four years	7,709	2.47	3,344	4.25
Due after four years through five years	5,270	2.21	6,298	2.82
Due after five years	11,210	1.91	6,768	2.31
Total par value	85,858	1.30	81,901	1.36
Premiums	94		91
Discounts	(30)		(34)
Hedging adjustments	274		989
Total	$86,196		$82,947

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of June 30, 2013	As of December 31, 2012
Noncallable	$63,082	$71,880
Callable	22,776	10,021
Total par value	$85,858	$81,901

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of June 30, 2013	As of December 31, 2012
Due or callable in one year or less	$61,990	$62,540
Due or callable after one year through two years	9,910	6,550
Due or callable after two years through three years	4,044	2,136
Due or callable after three years through four years	6,184	3,024
Due or callable after four years through five years	2,427	6,028
Due or callable after five years	1,303	1,623
Total par value	$85,858	$81,901

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2013	$26,161	$26,167	0.08
As of December 31, 2012	$31,737	$31,745	0.12

Note 9—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of June 30, 2013		As of December 31, 2012
	Required	Actual	Required	Actual
Risk based capital	$2,089	$6,408	$1,625	$6,373
Total capital-to-assets ratio	4.00%	5.26%	4.00%	5.15%
Total regulatory capital (1)	$4,871	$6,408	$4,948	$6,373
Leverage ratio	5.00%	7.89%	5.00%	7.73%
Leverage capital	$6,089	$9,612	$6,185	$9,560
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $25 and $40 in mandatorily redeemable capital stock as of June 30, 2013 and December 31, 2012, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$34	$328	$40	$286
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of non-member status	3	1	7	81
Withdrawal	—	—	—	1
Repurchase/redemption of mandatorily redeemable capital stock	(12)	(214)	(22)	(224)
Capital stock no longer subject to redemption due to the transfer of stock from a non-member to a member	—	—	—	(29)
Balance, end of period	$25	$115	$25	$115

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of June 30, 2013	As of December 31, 2012
Due in one year or less	$2	$—
Due after one year through two years	7	12
Due after two years through three years	9	9
Due after three years through four years	6	17
Due after four years through five years	—	1
Due after five years	1	1
Total	$25	$40

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Accumulated Other Comprehensive Income (Loss)
Components comprising accumulated other comprehensive income (loss) were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(13)	$(398)	$—	$(411)
Other comprehensive loss before reclassifications:
Net change in fair value	—	109	—	109
Reclassification from other comprehensive loss to net income:
Noncredit other-than-temporary impairment losses	—	15	—	15
Amortization of pension and postretirement(1)	1	—	—	1
Net current period other comprehensive income	1	124	—	125
Balance, June 30, 2012	$(12)	$(274)	$—	$(286)
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive loss before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	125	—	125
Reclassification from other comprehensive loss to net income:
Amortization of pension and postretirement(1)	1	—	—	1
Net current period other comprehensive income	1	124	—	125
Balance, June 30, 2013	$(16)	$83	$—	$67
___________

(1)	Included in Compensation and benefits on the Statements of Income.

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

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a Futures Commission Merchant (i.e., clearing member) with a Central Counterparty Clearinghouse (Clearinghouse). Derivative transactions cleared through a clearing member with a Clearinghouse are referred to as "cleared derivatives." The Bank is not a derivatives dealer and thus does not trade derivatives for short-term profit.
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

	As of June 30, 2013			As of December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$101,097	$941	$(2,801)	$102,660	$1,129	$(3,689)
Total derivatives in hedging relationships	101,097	941	(2,801)	102,660	1,129	(3,689)
Derivatives not designated as hedging instruments:
Interest rate swaps	7,578	20	(372)	9,570	29	(497)
Interest rate caps or floors	12,500	48	(35)	12,500	32	(22)
Total derivatives not designated as hedging instruments	20,078	68	(407)	22,070	61	(519)
Total derivatives before netting and collateral adjustments	$121,175	1,009	(3,208)	$124,730	1,190	(4,208)
Netting adjustments		(915)	915		(1,089)	1,089
Cash collateral and related accrued interest		(73)	2,058		(88)	2,961
Total collateral and netting adjustments (1)		(988)	2,973		(1,177)	4,050
Derivative assets and derivative liabilities		$21	$(235)		$13	$(158)
___________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$53	$36	$95	$87
Total net gains related to fair value hedge ineffectiveness	53	36	95	87
Derivatives not designated as hedging instruments:
Interest rate swaps	37	(3)	62	24
Interest rate caps or floors	7	(10)	4	(4)
Net interest settlements	(22)	(24)	(44)	(54)
Total net gains (losses) related to derivatives not designated as hedging instruments	22	(37)	22	(34)
Net gains (losses) on derivatives and hedging activities	$75	$(1)	$117	$53

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended June 30,
	2013				2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$991	$(931)	$60	$(264)	$(345)	$386	$41	$(362)
Consolidated obligations bonds	(528)	521	(7)	159	5	(10)	(5)	146
Total	$463	$(410)	$53	$(105)	$(340)	$376	$36	$(216)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	For the Six Months Ended June 30,
	2013				2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$1,372	$(1,265)	$107	$(538)	$152	$(45)	$107	$(748)
Consolidated obligations bonds	(710)	698	(12)	319	(45)	25	(20)	289
Total	$662	$(567)	$95	$(219)	$107	$(20)	$87	$(459)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements and manages credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in Bank policies and Finance Agency regulations. The Bank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. For cleared derivatives, the Clearinghouse is the Bank's counterparty. The requirement that the Bank post initial and variation margin through the clearing member for delivery to the Clearinghouse exposes the Bank to institutional credit risk in the event that the clearing member or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank. Based on credit analyses and collateral requirements, the Bank presently does not anticipate any credit losses on its existing derivative agreements as of June 30, 2013.

The Bank enters into derivative instruments that are subject to offset under master netting arrangements or by operation of law. Where the Bank has a legal right of offset, it has elected to offset, by clearing member and/or by counterparty, the gross derivative assets and gross derivative liabilities and the related received or pledged cash collateral and associated accrued interest.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments with the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the Bank's master netting arrangements or similar agreements.

	As of June 30, 2013		As of December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$1,006	$(3,208)	$1,190	$(4,208)
Cleared derivatives	3	—	—	—
Total gross recognized amount	1,009	(3,208)	1,190	(4,208)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(1,000)	2,973	(1,177)	4,050
Cleared derivatives	12	—	—	—
Total gross amounts of netting adjustments and cash collateral	(988)	2,973	(1,177)	4,050
Derivative assets and derivative liabilities:
Bilateral derivatives	6	(235)	13	(158)
Cleared derivatives	15	—	—	—
Total derivative assets and total derivative liabilities	21	(235)	13	(158)
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Bilateral derivatives	—	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	1	—
Net unsecured amounts: (2)
Bilateral derivatives	6	(235)	12	(158)
Cleared derivatives	15	—	—	—
Total net unsecured amount	$21	$(235)	$12	$(158)
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.
(2) The Bank had net credit exposure of $15 and $8 as of June 30, 2013 and December 31, 2012, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2013 was $2,065 for which the Bank has posted collateral with a fair value of $2,283 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $135 of collateral (at fair value) to its derivative counterparties as of June 30, 2013.

Note 12—Estimated Fair Values

The Bank records trading securities, available-for-sale securities, derivative assets and liabilities, and grantor trust assets (publicly-traded mutual funds) at estimated fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2013 and December 31, 2012, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2013 and December 31, 2012, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of June 30, 2013 and December 31, 2012, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of June 30, 2013
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,989	$—	$—	$1,989
Other FHLBank’s bond	—	70	—	—	70
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	2,060	—	—	2,060
Available-for-sale securities:
Private-label MBS	—	—	2,536	—	2,536
Derivative assets:
Interest-rate related	—	1,009	—	(988)	21
Grantor trust (included in Other assets)	17	—	—	—	17
Total assets at fair value	$17	$3,069	$2,536	$(988)	$4,634
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(3,208)	$—	$2,973	$(235)
Total liabilities at fair value	$—	$(3,208)	$—	$2,973	$(235)
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

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the periods presented.
The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Six Months Ended June 30,
	2013	2012
Balance, beginning of period	$2,676	$2,942
Transfer of private-label MBS from held-to-maturity to available-for-sale	11	6
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	(15)
Included in other comprehensive income (2)	125	124
Accretion of credit losses in net interest income	1	2
Settlements	(277)	(318)
Balance, end of period	$2,536	$2,741
____________

(1)	Related to available-for-sale securities held at period end.

(2)
This amount is included in other comprehensive income (loss) within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Described below are the Bank's fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.

Cash and Due from Banks. The estimated fair value approximates the recorded carrying value.

Interest-bearing Deposits. The estimated fair value is determined by calculating the present value of the expected future cash flows from the deposits and reducing this amount for accrued interest receivable. The discount rate used in these calculations is the rate for deposits with similar terms and represents market observable rates.

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

Investment Securities. The Bank obtains prices from four designated third-party pricing vendors when available to estimate the fair value of its investment securities. The pricing vendors use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all investment securities valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

The Bank periodically conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for agency and private-label MBS.

The Bank's valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis does not provide evidence that an outlier is in fact more representative of the fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of June 30, 2013 and December 31, 2012, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

As an additional step for certain securities, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of June 30, 2013 and December 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for certain of its private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's other-than-temporary impairment process and compared such yield to the market yield for comparable securities according to a third source to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of June 30, 2013 and December 31, 2012, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7–Advances for additional information).

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used OIS to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2013 and December 31, 2012.

Grantor Trust Assets. Grantor trust assets, included as a component of Other assets, are carried at estimated fair value based on quoted market prices.

Interest-bearing Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rate used in these calculations is based on LIBOR.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of June 30, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$23	$23	$23	$—	$—	$—
Interest bearing-deposits	1,006	1,006	—	1,006	—	—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	5,342	5,342	—	5,342	—	—
Trading securities	2,060	2,060	—	2,060	—	—
Available-for-sale securities	2,536	2,536	—	—	2,536	—
Held-to-maturity securities	18,881	18,944	—	16,688	2,256	—
Mortgage loans held for portfolio, net	1,064	1,174	—	1,174	—	—
Advances	89,450	89,200	—	89,200	—	—
Accrued interest receivable	220	220	—	220	—	—
Derivative assets	21	21	—	1,009	—	(988)
Grantor trust assets (included in Other assets)	17	17	17	—	—	—
Liabilities:
Interest-bearing deposits	(2,172)	(2,172)	—	(2,172)	—	—
Consolidated obligations, net:
Discount notes	(26,161)	(26,160)	—	(26,160)	—	—
Bonds	(86,196)	(86,294)	—	(86,294)	—	—
Mandatorily redeemable capital stock	(25)	(25)	(25)	—	—	—
Accrued interest payable	(238)	(238)	—	(238)	—	—
Derivative liabilities	(235)	(235)	—	(3,208)	—	2,973

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $592,479 and $574,257 as of June 30, 2013 and December 31, 2012, respectively, exclusive of the Bank’s own outstanding consolidated obligations.
The Bank’s outstanding standby letters of credit were as follows:

	As of June 30, 2013	As of December 31, 2012
Outstanding notional	$19,471	$17,687
Original terms(1)	Three months to 20 years	Less than four months to 20 years
Final expiration year	2030	2030
____________

(1)
The Bank had 11 standby letters of credit for a total of $7 and five standby letters of credit for a total of $49 as of June 30, 2013 and December 31, 2012, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $76 and $74 as of June 30, 2013 and December 31, 2012, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2013 and December 31, 2012. Such commitments would be recorded as derivatives at their fair values.
As of June 30, 2013, the Bank had committed to the issuance of $650 (par value) in consolidated obligation bonds, of which all were hedged with associated interest rate swaps that had traded but not yet settled. As of December 31, 2012, the Bank had committed to the issuance of $3,055 (par value) in consolidated obligation bonds, of which $3,035 were hedged with associated interest rate swaps that had traded but not yet settled.
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
The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 20.9 percent of the Bank’s total regulatory capital stock as of June 30, 2013, was considered a related party. Total advances outstanding to Bank of America, National Association were $22,163 and $9,914 as of June 30, 2013 and December 31, 2012, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of June 30, 2013 and December 31, 2012. No mortgage loans or mortgage-backed securities were acquired from Bank of America, National Association during the six months ended June 30, 2013 and 2012.

Note 15—Subsequent Events

On July 25, 2013, the Bank’s board of directors approved a cash dividend for the second quarter of 2013 in the amount of $29. The Bank paid the second quarter 2013 dividend on July 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2013 and December 31, 2012, and results of operations for the quarter and six months ended June 30, 2013 and 2012. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2012.

Executive Summary

Financial Condition

As of June 30, 2013, total assets were $121.8 billion, a decrease of $1.9 billion, or 1.56 percent, from December 31, 2012. This decrease was primarily due to a $4.1 billion decrease in cash and due from banks partially offset by a $1.9 billion increase in advances. The decrease in cash and due from banks was due to the Bank's increased cash reserves balance at the Federal Reserve during the fourth quarter of 2012 in preparation to meet the needs of its members pending the result of the potential "fiscal cliff" at the beginning of 2013. The "fiscal cliff" was averted on January 1, 2013 with the permanent extension of certain of the Bush-era tax cuts and the Bank's cash and due from banks balance was reduced accordingly.

As of June 30, 2013, total liabilities were $115.3 billion, a decrease of $2.1 billion, or 1.79 percent, from December 31, 2012. This decrease was primarily due to a $2.3 billion decrease in consolidated obligations (COs).

As of June 30, 2013, total capital was $6.5 billion, an increase of $176 million, or 2.80 percent, from December 31, 2012. The Bank's comprehensive income of $282 million for the period was the primary contributor to the increase in total capital. The main components of comprehensive income include $157 million of net income and $125 million net increase in the fair value of the Bank's available-for-sale securities for the six months ended June 30, 2013.

Results of Operations

The Bank recorded net income of $86 million for the second quarter of 2013, an increase of $26 million, or 44.6 percent, from net income of $60 million for the second quarter of 2012. This increase was primarily due to a $47 million increase in noninterest income, partially offset by a $17 million decrease in net interest income. These items are discussed in more detail in Management's Discussion and Analysis—Results of Operations below.

The Bank recorded net income of $157 million for the first six months of 2013, an increase of $27 million, or 20.7 percent, from net income of $130 million during the same period in 2012. This increase was primarily due to a $48 million increase in noninterest income, partially offset by a $15 million decrease in net interest income. These items are discussed in more detail in Management's Discussion and Analysis—Results of Operations below.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 5.61 percent for the second quarter of 2013, compared to 3.76 percent for the second quarter of 2012. ROE increased for the second quarter of 2013, compared to the second quarter of 2012, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period. ROE spread to three-month average LIBOR increased to 533 basis points for the second quarter of 2013, compared to 329 basis points for the second quarter of 2012. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE as previously discussed.

The Bank's annualized ROE was 5.13 percent for the first six months of 2013, compared to 3.97 percent during the same period in 2012. ROE increased for the first six months of 2013, compared to the same period in 2012, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period. ROE spread to three-month average LIBOR increased to 485 basis points for the first six months of 2013, compared to 348 basis points for the same period in 2012. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE as previously discussed.

The Bank's interest rate spread was 26 basis points and 30 basis points for the second quarter of 2013 and 2012, respectively, and 26 basis points for the first six months of 2013 and 2012. The decrease in the Bank's interest rate spread during the second quarter of 2013, compared to the second quarter of 2012, was primarily due to a decrease in yield on the Bank's long-term investment portfolio during the period.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Although advances increased in the second quarter of 2013 from December, 31, 2012, the Bank expects continued fluctuations in advances balances as short-term advances expose the Bank to increased refinancing risk. In addition, members continue to experience high levels of liquidity and low loan demand, which may reduce overall member demand for advances. It is unclear what the full impact of new and proposed financial services regulations will have on member demand for advances or on the duration of advances that members may prefer. The prolonged low interest rate environment continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with limited attractive reinvestment opportunities. Although long term interest rates have increased recently, the future movement of interest rates depends on how economic activities develop in the U.S. and around the world. If a sustained economic recovery develops, members may experience deposit runoff as depositors seek higher risk and returns, which could increase demand for advances.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
Statements of Condition (at period end)
Total assets	$121,778	$111,547	$123,705	$112,078	$119,440
Investments (1)	30,825	29,697	30,454	29,718	35,701
Mortgage loans held for portfolio	1,076	1,167	1,255	1,345	1,432
Allowance for credit losses on mortgage loans	(12)	(13)	(11)	(10)	(9)
Advances	89,450	80,260	87,503	80,543	81,842
Interest-bearing deposits	2,172	2,037	2,094	2,061	2,133
Consolidated obligations, net:
Discount notes	26,161	20,040	31,737	21,767	21,427
Bonds	86,196	82,858	82,947	81,434	89,079
Total consolidated obligations, net (2)	112,357	102,898	114,684	103,201	110,506
Mandatorily redeemable capital stock	25	34	40	42	115
Affordable Housing Program payable	75	78	80	93	98
Capital stock - putable	4,847	4,380	4,898	4,791	5,007
Retained earnings	1,537	1,477	1,435	1,401	1,344
Accumulated other comprehensive income (loss)	67	23	(58)	(97)	(286)
Total capital	6,451	5,880	6,275	6,095	6,065
Statements of Income (for the period ended)
Net interest income	86	87	97	91	103
Provision for credit losses	1	2	2	1	—
Net impairment losses recognized in earnings	—	—	—	(1)	(8)
Net losses on trading securities	(40)	(24)	(25)	(9)	(4)
Net gains (losses) on derivatives and hedging activities	75	42	34	30	(1)
Letters of credit fees	5	5	4	5	4
Other income (3)	1	1	1	(1)	3
Noninterest expense	31	30	38	30	30
Income before assessments	95	79	71	84	67
Assessments	9	8	7	8	7
Net income	86	71	64	76	60
Performance Ratios (%)
Return on equity (4)	5.61	4.65	4.10	5.04	3.76
Return on assets (5)	0.29	0.24	0.21	0.26	0.20
Net interest margin (6)	0.29	0.30	0.32	0.31	0.34
Regulatory capital ratio (at period end) (7)	5.26	5.28	5.15	5.56	5.41
Equity to assets ratio (8)	5.16	5.12	5.15	5.15	5.25
Dividend payout ratio (9)	30.99	40.66	46.18	25.57	36.94

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2013	$592,479
March 31, 2013	563,929
December 31, 2012	574,257
September 30, 2012	572,473
June 30, 2012	575,874

(3)	Other income includes service fees and other.

(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.

(8)	Calculated as average equity divided by average total assets.

(9)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of June 30, 2013		As of December 31, 2012		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$89,450	73.46	$87,503	70.73	$1,947	2.23
Long-term investments	22,977	18.87	21,414	17.31	1,563	7.30
Short-term investments	7,848	6.44	9,040	7.31	(1,192)	(13.19)
Mortgage loans, net	1,064	0.87	1,244	1.01	(180)	(14.50)
Other assets	439	0.36	4,504	3.64	(4,065)	(90.27)
Total assets	$121,778	100.00	$123,705	100.00	$(1,927)	(1.56)
Consolidated obligations, net:
Discount notes	$26,161	22.69	$31,737	27.03	$(5,576)	(17.57)
Bonds	86,196	74.74	82,947	70.64	3,249	3.92
Deposits	2,172	1.88	2,094	1.78	78	3.72
Other liabilities	798	0.69	652	0.55	146	22.37
Total liabilities	$115,327	100.00	$117,430	100.00	$(2,103)	(1.79)
Capital stock	$4,847	75.14	$4,898	78.05	$(51)	(1.04)
Retained earnings	1,537	23.82	1,435	22.87	102	7.06
Accumulated other comprehensive income (loss)	67	1.04	(58)	(0.92)	125	216.16
Total capital	$6,451	100.00	$6,275	100.00	$176	2.80

Advances

Advances remained relatively stable as of June 30, 2013 compared to December 31, 2012. As of June 30, 2013, 86.2 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of June 30, 2013 and December 31, 2012, 47.6 percent and 52.8 percent, respectively, of the Bank’s fixed-rate advances were swapped and 30.5 percent and 28.8 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of June 30, 2013		As of December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$11,609	13.31	$11,678	13.92
Fixed rate (1)	45,642	52.33	40,503	48.29
Hybrid	23,515	26.96	24,352	29.04
Convertible	4,365	5.00	5,174	6.17
Amortizing (2)	2,092	2.40	2,163	2.58
Total par value	$87,223	100.00	$83,870	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of June 30, 2013	As of December 31, 2012	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,006	$1,005	$1	0.10
Certificates of deposit	500	550	(50)	(9.09)
Securities purchased under agreements to resell	1,000	250	750	300
Federal funds sold	5,342	7,235	(1,893)	(26.17)
Total short-term investments	7,848	9,040	(1,192)	(13.19)
Long-term investments:
State or local housing agency debt obligations	99	108	(9)	(7.09)
U.S. government agency debt obligations	5,336	4,501	835	18.53
Mortgage-backed securities:
U.S. government agency securities	12,739	11,385	1,354	11.89
Private-label	4,803	5,420	(617)	(11.37)
Total mortgage-backed securities	17,542	16,805	737	4.39
Total long-term investments	22,977	21,414	1,563	7.30
Total investments	$30,825	$30,454	$371	1.22
____________

(1)
As of June 30, 2013 and December 31, 2012, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

The decrease in short-term investments from December 31, 2012 to June 30, 2013 was primarily due to a decrease in federal funds sold, partially offset by an increase in securities purchased under agreements to resell. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. During the first six months of 2013, the Federal Reserve paid interest on required and excess reserves balances held by depository institutions at a rate of 0.25 percent, which has led to a decrease in demand of federal funds from the Bank. The increase in securities purchased under agreements to resell is consistent with the Bank's efforts to reduce its unsecured credit exposure.
The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of June 30, 2013 and December 31, 2012, as these investments amounted to 272 percent and 264 percent of total capital plus mandatorily redeemable capital stock, respectively. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of U.S. government agency MBS as of June 30, 2013 compared to December 31, 2012. Additionally, recent market conditions have made U.S. government agency MBS more attractive and therefore the Bank has increased new purchases of these securities. Refer to Note 4—Available-for-sale Securities and Note 5—Held-to-maturity Securities to the Bank’s interim financial statements for information on securities with unrealized losses as of June 30, 2013 and December 31, 2012.
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

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2012 to June 30, 2013 was due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage assets in 2008.
As of June 30, 2013 and December 31, 2012, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2013	As of December 31, 2012
	Percent of Total	Percent of Total
Florida	26.93	26.15
South Carolina	24.52	24.12
Georgia	14.30	14.34
North Carolina	11.02	11.48
Virginia	7.94	8.34
All other	15.29	15.57
Total	100.00	100.00

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of June 30, 2013, CO issuances financed 92.3 percent of the $121.8 billion in total assets, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2012.

Consolidated obligation discount notes decreased from December 31, 2012 to June 30, 2013. The Bank issued additional consolidated obligation discount notes during the fourth quarter of 2012 to increase liquidity in preparation to meet the needs of its members pending the result of the potential "fiscal cliff" at the beginning of 2013. As previously noted, the "fiscal cliff” was averted and the Bank's consolidated obligation discount notes balance was reduced accordingly.
As of June 30, 2013 and December 31, 2012, COs outstanding were primarily fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2013 and December 31, 2012, 84.2 percent and 81.4 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.66 percent and 1.57 percent of the Bank’s variable-rate CO bonds were swapped, respectively. As of June 30, 2013 and December 31, 2012 the Bank had no fixed-rate CO discount notes that were swapped to a variable rate.

As of June 30, 2013, callable CO bonds constituted 26.5 percent of the total par value of CO bonds outstanding, compared to 12.2 percent as of December 31, 2012. This increase was due to market conditions during the first six months of 2013 that favored the issuance of callable CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Swap spreads tend to decrease as interest rates decrease, resulting in less favorable funding costs for the Bank. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits remained relatively stable as of June 30, 2013 compared to December 31, 2012.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2013.

Capital
The primary contributor to the increase in total capital from December 31, 2012 to June 30, 2013 was the Bank's comprehensive income of $282 million for the period. The main components of comprehensive income include $157 million of net income and a $125 million net increase in the fair value of the Bank’s available-for-sale securities for the six months ended June 30, 2013.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 24, 2013, the Bank received notification from the Director that, based on March 31, 2013 data, the Bank meets the definition of “adequately capitalized.”
As of June 30, 2013 and December 31, 2012, the Bank had $25 million and $40 million, respectively, in capital stock subject to mandatory redemption from 17 members and former members. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.
The increase in total capital was partially offset by the payment of cash dividends of $55 million during the six month period ended June 30, 2013. The Bank continues to target the payment of dividends each quarter that are consistent with an attractive rate of return on capital to its shareholders relative to an established benchmark, LIBOR, after providing for a prudent level of retained earnings under the Bank's capital management plan. The Bank's dividend rate and its spread to LIBOR may vary in response to changes in LIBOR. Historically, the Bank's dividend rate has increased with increased in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank's ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable and the Bank's actual financial results. The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the second quarter and first six months of 2013 and 2012.

Net Income
The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2013 and 2012, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net interest income	$86	$103	$(17)	(16.72)	$173	$188	$(15)	(8.33)
Provision for credit losses	1	—	1	785.58	3	3	—	1.37
Noninterest income (loss)	41	(6)	47	740.59	65	17	48	290.12
Noninterest expense	31	30	1	3.19	61	57	4	4.78
Affordable Housing Program assessments	9	7	2	42.53	17	15	2	18.97
Net income	$86	$60	$26	44.56	$157	$130	$27	20.71

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
The decrease in net interest income during the second quarter and first six months of 2013, compared to the same periods in 2012, is primarily due to a reduction in yield on the Bank's long-term investments and advances, and a reduction in the average balance of the Bank's mortgage loans held for portfolio and federal funds sold during the periods. These reductions were partially offset by a reduction in rates on the Bank's long-term debt.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $147 million and $265 million for the second quarters of 2013 and 2012, respectively, and a decrease of $307 and $572 million for the first six months of 2013 and 2012, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2013 and 2012 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, if the derivatives qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivative is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the net interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,432	$1	0.15	$4,252	$2	0.18
Certificates of deposit	275	—	0.18	1,000	1	0.29
Securities purchased under agreements to resell	902	—	0.09	—	—	—
Federal funds sold	7,299	3	0.14	12,097	5	0.17
Long-term investments (2)	20,843	117	2.26	21,586	148	2.76
Advances	84,083	62	0.29	80,046	79	0.40
Mortgage loans held for portfolio (3)	1,121	17	5.99	1,481	20	5.36
Loans to other FHLBanks	—	—	0.15	1	—	0.14
Total interest-earning assets	117,955	200	0.68	120,463	255	0.85
Allowance for credit losses on mortgage loans	(13)			(9)
Other assets	1,084			702
Total assets	$119,026			$121,156
Liabilities and Capital
Interest-bearing deposits (4)	$2,227	—	0.03	$2,799	1	0.06
Short-term borrowings	22,122	6	0.10	22,049	6	0.11
Long-term debt	85,092	108	0.51	85,683	144	0.68
Other borrowings	30	—	2.16	201	1	1.92
Total interest-bearing liabilities	109,471	114	0.42	110,732	152	0.55
Other liabilities	3,413			4,060
Total capital	6,142			6,364
Total liabilities and capital	$119,026			$121,156
Net interest income and net yield on interest-earning assets		$86	0.29		$103	0.34
Interest rate spread			0.26			0.30
Average interest-earning assets to interest-bearing liabilities			107.75			108.79
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,530	$3	0.16	$4,363	$3	0.16
Certificates of deposit	328	—	0.21	922	1	0.31
Securities purchased under agreements to resell	917	—	0.10	—	—	—
Federal funds sold	7,906	6	0.15	12,556	10	0.16
Long-term investments (2)	20,892	241	2.33	21,915	307	2.82
Advances	83,895	125	0.30	80,961	147	0.36
Mortgage loans held for portfolio (3)	1,165	33	5.67	1,532	41	5.35
Loans to other FHLBanks	1	—	0.12	2	—	0.11
Total interest-earning assets	118,634	408	0.69	122,251	509	0.84
Allowance for credit losses on mortgage loans	(12)			(8)
Other assets	1,052			703
Total assets	$119,674			$122,946
Liabilities and Capital
Interest-bearing deposits (4)	$2,239	—	0.04	$2,841	1	0.04
Short-term borrowings	23,397	14	0.12	22,032	9	0.09
Long-term debt	84,358	221	0.53	87,021	309	0.71
Other borrowings	35	—	2.22	248	2	1.80
Total interest-bearing liabilities	110,029	235	0.43	112,142	321	0.58
Other liabilities	3,492			4,234
Total capital	6,153			6,570
Total liabilities and capital	$119,674			$122,946
Net interest income and net yield on interest-earning assets		$173	0.29		$188	0.31
Interest rate spread			0.26			0.26
Average interest-earning assets to interest-bearing liabilities			107.82			109.01
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions).

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$—	$(1)	$—	$—	$—
Certificates of deposit	(1)	—	(1)	(1)	—	(1)
Federal funds sold	(1)	(1)	(2)	(3)	(1)	(4)
Long-term investments	(5)	(26)	(31)	(14)	(52)	(66)
Advances	4	(21)	(17)	5	(27)	(22)
Mortgage loans held for portfolio	(5)	2	(3)	(10)	2	(8)
Total	(9)	(46)	(55)	(23)	(78)	(101)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	(1)	(1)	(1)	—	(1)
Short-term borrowings	—	—	—	1	4	5
Long-term debt	(1)	(35)	(36)	(9)	(79)	(88)
Other borrowings	(1)	—	(1)	(2)	—	(2)
Total	(2)	(36)	(38)	(11)	(75)	(86)
Decrease in net interest income	$(7)	$(10)	$(17)	$(12)	$(3)	$(15)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net impairment losses recognized in earnings	$—	$(8)	$8	100.00	$—	$(15)	$15	99.95
Net losses on trading securities	(40)	(4)	(36)	(995.08)	(64)	(33)	(31)	(93.39)
Net gains (losses) on derivatives and hedging activities	75	(1)	76	*	117	53	64	122.69
Letters of credit fees	5	4	1	6.65	10	9	1	1.55
Other	1	3	(2)	(52.15)	2	3	(1)	(44.21)
Total noninterest income (loss)	$41	$(6)	$47	740.59	$65	$17	$48	290.12
____________
* Not meaningful.

The change in total noninterest income (loss) noted in the above table was primarily due to increases in income on derivatives and hedging activities partially offset by an increase in net losses on trading securities.

The increase in income associated with derivatives and hedging activities during the second quarter and first six months of 2013 is primarily associated with the impact of increases in long term interest rates during the periods. This increased income in both the stand alone derivatives as well as the derivatives in fair value hedging relationships. The increases in the derivatives in fair value hedge relationships primarily occurred within the hedged advances. The hedged consolidated obligations were of a shorter duration and did not offset the gains on the derivatives. There were also gains of $36 million and $61 million during the second quarter and first six months of 2013 on the derivatives used to offset the changes in fair value on the trading securities.

Net losses on trading securities increased by $36 and $31 million during the second quarter and first six months of 2013. These increased losses were primarily due to increases in long term interest rates between the periods. As discussed above, there were gains on derivatives used to offset the fair value changes on the trading securities of $36 and $61 million during the second quarter and first six months of 2013, resulting in net losses of $4 million and $3 million for the respective periods.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended June 30, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(50)	$—	$8	$—	$(42)
Net interest settlements included in net interest income (2)	(264)	—	159	—	(105)
Total effect on net interest (expense) income	$(314)	$—	$167	$—	$(147)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$60	$—	$(7)	$—	$53
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	2	11	(2)	11	22
Total net gains (losses) on derivatives and hedging activities	62	11	(9)	11	75
Net losses on trading securities (3)	—	(39)	—	—	(39)
Total effect on noninterest income (loss)	$62	$(28)	$(9)	$11	$36
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Three Months Ended June 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(59)	$—	$10	$—	$(49)
Net interest settlements included in net interest income(2)	(362)	—	146	—	(216)
Total effect on net interest (expense) income	$(421)	$—	$156	$—	$(265)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$41	$—	$(5)	$—	$36
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(22)	—	(15)	(37)
Total net gains (losses) on derivatives and hedging activities	41	(22)	(5)	(15)	(1)
Net losses on trading securities (3)	—	(4)	—	—	(4)
Total effect noninterest income (loss)	$41	$(26)	$(5)	$(15)	$(5)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(104)	$—	$16	$—	$(88)
Net interest settlements included in net interest income (2)	(538)	—	319	—	(219)
Total effect on net interest (expense) income	$(642)	$—	$335	$—	$(307)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$107	$—	$(12)	$—	$95
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	4	11	(2)	9	22
Total net gains (losses) on derivatives and hedging activities	111	11	(14)	9	117
Net losses on trading securities (3)	—	(63)	—	—	(63)
Total effect on noninterest income (loss)	$111	$(52)	$(14)	$9	$54
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(128)	$—	$15	$—	$(113)
Net interest settlements included in net interest income (2)	(748)	—	289	—	(459)
Total effect on net interest (expense) income	$(876)	$—	$304	$—	$(572)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$107	$—	$(20)	$—	$87
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	1	(29)	2	(8)	(34)
Total net gains (losses) on derivatives and hedging activities	108	(29)	(18)	(8)	53
Net losses on trading securities (3)	—	(33)	—	—	(33)
Total effect on noninterest income (loss)	$108	$(62)	$(18)	$(8)	$20
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense and Affordable Housing Program assessments remained relatively stable for the second quarter and first six months of 2013, compared to the same periods in 2012.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first six months of 2013. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first six months of 2013.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet the scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of June 30, 2013 and December 31, 2012. As of June 30, 2013, the FHLBanks had $704.5 billion in aggregate par value of COs issued and outstanding, $112.0 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of June 30, 2013, the Bank had outstanding standby letters of credit of $19.5 billion with original terms of three months to 20 years, with the longest final stated expiration in 2030, and 11 outstanding standby letters of credit of $7 million subject to renewal on an annual basis with no stated maturity date (commonly known as evergreen letters of credit). As of December 31, 2012, the Bank had outstanding standby letters of credit of $17.7 billion with original terms of less than four months to 20 years, with the longest final stated expiration in 2030, and five outstanding evergreen letters of credit for a total of $49 million.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals or evergreen letters of credit based on the creditworthiness of the member applicant and appropriate additional fees.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2013. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of June 30, 2013 there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report are summarized below.

Interim Final Rule Regarding Executive Compensation. On May 14, 2013, the Finance Agency published an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The interim final rule addresses the authority of the Director to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the FHLBanks and the Office of Finance. The interim final rule also addresses the Director's authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The interim final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The interim final rule became effective on June 13, 2013, with comments due by July 15, 2013.

Proposed Rule Regarding Golden Parachute and Indemnification Payments. On May 14, 2013, the Finance Agency re-proposed a proposed rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party if adopted as proposed. The primary impact of this proposed rule would be to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further refine limitations on golden parachute payments to further limit any such payments made to an entity-affiliated party by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. Comments on the proposed rule were due by July 15, 2013.

Regulation of Systemically Important Nonbank Financial Companies. In 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (FRB) and subject to certain heightened prudential standards (commonly referred to as a "systemically important financial institution" or "SIFI"). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three stage process. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is "predominately engaged in financial activities" and thus a "nonbank financial company." The Bank would likely be deemed a nonbank financial company under these definitions, and as of June 30, 2013 the Bank meets the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established for designating SIFIs. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance.
Oversight Council Recommendations Regarding Money Market Mutual Fund (MMF) Reform. The Oversight Council has issued certain proposed recommendations for structural reforms of MMFs, stating that such reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013 the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require non-government MMFs to generally impose a liquidity fee if a fund's liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily. The demand for FHLBank System consolidated obligations may be impacted by any structural reform that may ultimately be adopted.
Basel Committee on Banking Supervision - Capital Framework. In July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:

•	a new minimum ratio of common equity tier 1 capital to risk-weighted assets, a higher ratio of tier 1 capital to risk-weighted assets, and a common equity tier 1 capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a minimum supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.
The new framework could require some FHLBank members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for COs to the extent that impacted institutions divest or limit their investments in COs. Conversely, the new requirements could incent FHLBank members to use term advances to create and maintain balance sheet liquidity. Most FHLBank members must begin compliance with the final rule by January 1, 2015, although some larger members must begin to comply by January 1, 2014.
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

	As of June 30, 2013		As of December 31, 2012
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	515	$85,905	527	$82,152
10	53	975	65	1,403

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of June 30, 2013, seven borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2013	$87,223	$229,803	68.62	8.46	22.92
As of December 31, 2012	83,870	217,935	69.78	7.09	23.13
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
The following table provides information on FDIC insured institutions that were placed into receivership during the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
FHLBank Atlanta members	3	8	4	14
Non-FHLBank Atlanta members	9	7	12	17
Total FDIC-insured	12	15	16	31

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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2013 and December 31, 2012.

Investments
The Bank is subject to credit risk on unsecured investments, such as interest-bearing deposits, certificates of deposit, and federal funds sold.
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

	As of June 30, 2013
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$850	$—	$—	$—	$850
Canada	1,177	—	—	—	1,177
Germany	—	—	—	81	81
Japan	—	—	500	—	500
Norway	600	—	—	—	600
Sweden	600	—	—	—	600
Switzerland	—	—	—	3	3
United Kingdom	1,275	—	—	—	1,275
United States of America	840	1,006	—	—	1,846
Total	$5,342	$1,006	$500	$84	$6,932
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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government or non-U.S. government agency counterparties from $8.8 billion as of December 31, 2012 to $6.8 billion as of June 30, 2013. There were four such counterparties, National Bank of Canada, Branch Banking and Trust, HSBC Bank USA NA, and Australia and New Zealand Banking Group, that each represented greater than 10 percent, and collectively represented 54.8 percent, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2013, the Bank’s unsecured credit portfolio consisted of securities with scheduled maturities of 90 days or less and is comprised primarily of federal funds sold.
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
The tables below provide information on the credit ratings of the Bank’s investments held as of June 30, 2013 and December 31, 2012, based on their credit ratings as of June 30, 2013 and December 31, 2012 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of June 30, 2013
	Carrying Value (1)
	Investment Grade			Below Investment Grade
	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$1	$1,005	$—	$—	$—	$—	$—	$—	$—	$—	$1,006
Certificates of deposit	—	500	—	—	—	—	—	—	—	—	500
Securities purchased under agreements to resell	—	—	1,000	—	—	—	—	—	—	—	1,000
Federal funds sold	1,677	3,315	350	—	—	—	—	—	—	—	5,342
Total short-term investments	1,678	4,820	1,350	—	—	—	—	—	—	—	7,848
Long-term investments:
State or local housing agency debt obligations	99	—	—	—	—	—	—	—	—	—	99
U.S. government agency debt obligations	5,336	—	—	—	—	—	—	—	—	—	5,336
Mortgage-backed securities:
U.S. government agency securities	12,739	—	—	—	—	—	—	—	—	—	12,739
Private-label	103	293	497	617	871	750	361	177	1,127	7	4,803
Total mortgage-backed securities	12,842	293	497	617	871	750	361	177	1,127	7	17,542
Total long-term investments	18,277	293	497	617	871	750	361	177	1,127	7	22,977
Total investments	$19,955	$5,113	$1,847	$617	$871	$750	$361	$177	$1,127	$7	$30,825
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $56 million as of June 30, 2013.

	As of December 31, 2012
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,004	$—	$—	$—	$—	$—	$—	$—	$1,005
Certificates of deposit	—	—	550	—	—	—	—	—	—	—	550
Securities purchased under agreements to resell	—	—	250	—	—	—	—	—	—	—	250
Federal funds sold	—	2,755	4,480	—	—	—	—	—	—	—	7,235
Total short-term investments	—	2,756	6,284	—	—	—	—	—	—	—	9,040
Long-term investments:
State or local housing agency debt obligations	—	108	—	—	—	—	—	—	—	—	108
U.S. government agency debt obligations	—	4,501	—	—	—	—	—	—	—	—	4,501
Mortgage-backed securities:
U.S. government agency securities	—	11,385	—	—	—	—	—	—	—	—	11,385
Private-label	1	206	390	536	745	980	1,018	369	383	792	5,420
Total mortgage-backed securities	1	11,591	390	536	745	980	1,018	369	383	792	16,805
Total long-term investments	1	16,200	390	536	745	980	1,018	369	383	792	21,414
Total investments	$1	$18,956	$6,674	$536	$745	$980	$1,018	$369	$383	$792	$30,454

____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $59 million as of December 31, 2012.

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
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2013 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of June 30, 2013, based on the classification by the originator at the time of origination, approximately 86.6 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 93.1 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 60.3 percent were variable-rate.
The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of June 30, 2013			As of December 31, 2012
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$316	$4,245	$4,561	$494	$4,760	$5,254
Alt-A	280	424	704	336	458	794
Total unpaid principal balance	$596	$4,669	$5,265	$830	$5,218	$6,048

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of June 30, 2013 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$103	$103
A	—	—	—	37	249	286
BBB	—	—	—	112	270	382
BB	—	17	—	161	305	483
B	—	18	—	390	378	786
CCC	38	165	44	343	124	714
CC	94	173	99	36	—	402
C	—	16	28	157	—	201
D	—	572	486	139	—	1,197
Unrated	—	—	—	—	7	7
Total unpaid principal balance	$132	$961	$657	$1,375	$1,436	$4,561
Amortized cost	$114	$750	$533	$1,267	$1,422	$4,086
Gross unrealized losses	$—	$(4)	$(3)	$(16)	$(20)	$(43)
Fair value	$119	$807	$570	$1,270	$1,413	$4,179
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	90.33%	83.96%	86.81%	92.49%	98.29%	91.64%
Original weighted average credit support	15.72%	14.02%	10.35%	6.82%	3.60%	8.09%
Weighted average credit support	5.04%	1.17%	1.07%	4.87%	9.16%	4.90%
Weighted average collateral delinquency	13.77%	21.25%	19.60%	11.11%	8.13%	13.61%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$1	$1
A	—	—	—	—	9	9
BBB	—	—	—	—	118	118
BB	—	—	—	—	135	135
B	—	—	—	—	91	91
CCC	—	—	—	159	5	164
D	—	46	—	140	—	186
Total unpaid principal balance	$—	$46	$—	$299	$359	$704
Amortized cost	$—	$34	$—	$240	$360	$634
Gross unrealized losses	$—	$—	$—	$(25)	$(2)	$(27)
Fair value	$—	$36	$—	$215	$362	$613
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	1	1
Total other-than-temporary impairment losses	$—	$—	$—	$—	$(1)	$(1)
Weighted average percentage of fair value to unpaid principal balance	0.00%	79.41%	0.00%	72.00%	100.77%	87.17%
Original weighted average credit support	0.00%	12.29%	0.00%	26.92%	7.67%	16.14%
Weighted average credit support	0.00%	0.00%	0.00%	12.06%	11.98%	11.24%
Weighted average collateral delinquency	0.00%	31.24%	0.00%	30.97%	8.54%	19.54%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	24.77	43.15	10.77	5.03
2007	13.46	15.74	38.79	3.19
2006	10.03	22.65	39.29	1.83
2005	13.02	7.53	31.16	6.31
2004 and prior	14.53	5.70	29.91	8.86
Total Prime	13.90	10.60	31.28	6.61
Alt-A:
2007	9.67	38.19	44.88	0.05
2006	9.69	39.30	49.20	0.00
2005	8.23	35.10	46.17	5.84
2004 and prior	12.97	10.78	32.25	12.23
Total Alt-A	9.93	31.64	43.26	4.36
Total	12.25	19.37	36.27	5.67

There were no securities for which an other-than-temporary impairment was determined to have occurred during the second quarter of 2013.
The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Three Months Ended June 30,
	2013			2012
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities previously impaired prior to current period (1)	$—	$—	$—	$(8)	$(8)	$—
Total	$—	$—	$—	$(8)	$(8)	$—
____________

(1)
For the three months ended June 30, 2013 and 2012, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to April 1, 2013 and 2012, respectively.

	For the Six Months Ended June 30,
	2013			2012
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$1	$(1)	$—	$—	$—
Securities previously impaired prior to current period (1)	—	—	—	(15)	(15)	—
Total	$—	$1	$(1)	$(15)	$(15)	$—
____________

(1)
For the six months ended June 30, 2013 and 2012, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2013 and 2012, respectively.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario).

This more stressful scenario was based on a short-term housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case.

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

	For the Three Months Ended June 30, 2013
	Housing Price Scenario
	Base Case (2)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-than- temporary Impairment Related to Credit Loss
Prime loans (1)	—	$—	$—	—	$—	$—
Alt-A (1)	—	—	—	1	12	—
Total	—	$—	$—	1	$12	$—
____________

(1)	Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

(2)	Represents securities and related other-than-temporary-impairment credit losses for the three months ended June 30, 2013.
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

Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements. The Bank is also required to follow the requirements set forth by applicable regulation.

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its derivative agreements. The Bank requires collateral on bilateral derivatives. The amount of net unsecured credit exposure that is permissible with respect to each counterparty in a bilateral derivative depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivatives with counterparties as of June 30, 2013.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse. The requirement that the Bank posts initial and variation margin through the clearing member for delivery to the Clearinghouse exposes the Bank to institutional credit risk in the event that the clearing member or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2013.

The Bank actively monitors its counterparties' exposure to European sovereign debt and considers this exposure as a component of its credit risk review process. Due to the significant European sovereign credit concerns, the Bank reduced new derivatives transactions with certain European counterparties to reduce its exposure to these counterparties. The Bank may further limit or suspend derivatives transactions with other European counterparties in accordance with its risk management policies and regulatory requirements.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The maximum credit risk of the Bank with respect to derivatives is the estimated cost of replacing interest-rate swaps, forward agreements, and purchased caps and floors if the counterparty defaults, minus the value of any related collateral. In determining maximum credit risk, the Bank considers, with respect to each counterparty, accrued interest receivables and payables as well as the legal right to net assets and liabilities.
The tables below provide information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of June 30, 2013
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Other Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$14,084	$81	$(78)	$—	$3
Cleared derivatives	334	3	5	—	8
Liability positions with credit exposure:
Single-A	12,882	(235)	238	—	3
Cleared derivatives	670	—	7	—	7
Total derivative positions with non-member counterparties to which the Bank had credit exposure	27,970	(151)	172	—	21
Member institutions (1)	14	—	—	—	—
Total	$27,984	$(151)	$172	$—	$21
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2012
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Other Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$15,241	$92	$(88)	$—	$4
Liability positions with credit exposure:
Single-A	14,691	(434)	442	—	8
Total derivative positions with non-member counterparties to which the Bank had credit exposure	29,932	(342)	354	—	12
Member institutions (1)	4	1	—	(1)	—
Total	$29,936	$(341)	$354	$(1)	$12
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

If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $135 million of collateral (at fair value) to its derivative counterparties as of June 30, 2013.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance ® Program* (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of June 30, 2013, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of June 30, 2013 and December 31, 2012, the allowance for credit losses on MPF loans was $11 million and $10 million, respectively. The increased loan loss reserve was due to the increase in the Bank’s loss severity estimates and additions to the loan loss reserve for defaulted troubled debt restructurings. The loss severity rate used in the loan loss reserve methodology for MPF loans increased to 42.9 percent at June 30, 2013 from 42.2 percent at December 31, 2012. The Bank uses actual loss claim data from its MPF loans to estimate incurred losses. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool.

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

			As of June 30, 2013	As of December 31, 2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,029	$7,427
		Non-qualifying hedges	4	4
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	28,017	29,711
		Non-qualifying hedges	740	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,502	3,278
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	180	222
		Total	39,472	41,382
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,740	1,990
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,790	2,040
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	39,689	49,544
		Non-qualifying hedges	4,135	6,125
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	22,840	12,680
		Non-qualifying hedges	540	305
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	—
		Total	67,249	68,674

			As of June 30, 2013	As of December 31, 2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	136	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,636	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	28	9
		Total	28	9
Total notional amount			$121,175	$124,730

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of credit concerns and lack of liquidity in the private-label MBS market beginning in 2009, however, market prices were influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distorted the effective duration impact. Thus, in the third quarter of 2009, the Bank changed its method of calculating effective duration to use the option adjusted spread of a date prior to the market disruptions at that time. To capture interest-rate changes, the Bank further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with effective duration characteristics. The Bank referred to this model as the Adjusted Fair Value (AFV) approach and believed this approach provided effective duration values that more accurately reflected the Bank's interest-rate risk during market disruptions, but could still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the FRB; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, the Bank viewed its effective duration gap exposure calculations as approximate, rather than absolute, values. During the second quarter of 2013, the Bank returned to the option adjusted spread based on market price. As the percentage of private-label MBS within the Bank's investment portfolio has continued to decline, the option adjusted spread based on market price now produces similar results to those obtained by using the AFV approach. The changes in the Bank's effective duration exposure between December 31, 2012 and June 30, 2013 in the table below are based upon the option adjusted spread based on market price. Using the AFV approach, the Bank estimates that its effective duration of equity would have been calculated at negative 1.02 years and the effective duration gap would have been calculated at negative 0.09 years as of June 30, 2013.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2013			As of December 31, 2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.60	0.46	0.29	0.48	0.31	0.24
Liabilities	0.38	0.53	0.37	0.38	0.43	0.33
Equity	4.57	(0.71)	(1.07)	2.17	(1.65)	(1.26)
Effective duration gap	0.22	(0.07)	(0.08)	0.10	(0.12)	(0.09)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2013			As of December 31, 2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$117,928	$119,192	$119,903	$119,465	$120,498	$120,813
Liabilities	111,807	112,786	113,529	113,123	114,045	114,319
Equity	6,121	6,406	6,374	6,342	6,453	6,494
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

As of June 30, 2013, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2013, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II. OTHER INFORMATION.

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
On May 19, 2011, the defendants filed a joint motion to dismiss; the Bank filed its opposition on July 8, 2011. No order has been issued by the court in response to this motion. On February 14, 2013, the court denied a separate motion to dismiss filed by UBS Securities, LLC. The original action is styled Federal Home Loan Bank of Atlanta v. Countrywide Financial Corp. et al., Civil Action File No. 11EV011779-01G. On March 1, 2012, the court granted a motion to sever the Bank’s claims against the J.P. Morgan entities so that these claims will proceed in a separate action. The severed action is styled Federal Home Loan Bank of Atlanta v. J.P. Morgan Securities, LLC, et al., Civil Action File No. 11EV011779-02G. Fact discovery is proceeding in both cases. The Bank expects fact and expert discovery to conclude in 2014 and that the original and the severed actions will be scheduled for separate trials in 2015.
MBS Proposed Settlement
In a separate matter, on January 21, 2011, the Bank (together with certain other private-label MBS holders collectively comprising greater than 25 percent of the voting rights with respect to certain private-label MBS) instructed The Bank of New York Mellon, in its capacity as indenture trustee, to pursue enforcement of seller representations and warranties concerning the eligibility of mortgages for securitization in certain Countrywide-issued private-label MBS. On June 29, 2011, a proposed settlement was announced between the trustee and certain Countrywide affiliates with respect to nearly all trust-related claims arising out of these private-label MBS, and the Bank and other investors (Institutional Investors) filed a Notice of Petition to intervene with the Supreme Court of the State of New York, County of New York in support of final court approval of this settlement. A hearing on the proposed settlement is ongoing in the Supreme Court of the State of New York, County of New York. It is not certain at this time whether the settlement will ultimately be approved, the timing of any final settlement or the amount of any distribution the Bank may receive as part of a final settlement.
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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended June 30, 2013, filed on August 8, 2013, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.+

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

Federal Home Loan Bank of Atlanta

Date:	August 8, 2013	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	August 8, 2013	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer