Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Atlanta
filed 2013-11-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2013 was 46,436,472.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2013	As of December 31, 2012
Assets
Cash and due from banks	$3,476	$4,083
Interest-bearing deposits (including deposits with another FHLBank of $1 as of September 30, 2013 and December 31, 2012)	1,007	1,005
Securities purchased under agreements to resell	1,000	250
Federal funds sold	2,995	7,235
Trading securities (includes another FHLBank’s bond of $68 and $77 as of September 30, 2013 and December 31, 2012, respectively)	2,046	2,370
Available-for-sale securities	2,398	2,676
Held-to-maturity securities (fair value of $19,549 and $17,124 as of September 30, 2013 and December 31, 2012, respectively)	19,545	16,918
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $11 as of September 30, 2013 and December 31, 2012.	972	1,244
Advances	78,193	87,503
Accrued interest receivable	215	240
Premises and equipment, net	29	32
Derivative assets	41	13
Other assets	151	136
Total assets	$112,068	$123,705
Liabilities
Interest-bearing deposits	$1,890	$2,094
Consolidated obligations, net:
Discount notes	16,282	31,737
Bonds	87,139	82,947
Total consolidated obligations, net	103,421	114,684
Mandatorily redeemable capital stock	24	40
Accrued interest payable	267	229
Affordable Housing Program payable	72	80
Derivative liabilities	195	158
Other liabilities	186	145
Total liabilities	106,055	117,430
Commitments and contingencies (Note 13)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 9 and 12 as of September 30, 2013 and December 31, 2012, respectively	944	1,160
Subclass B2 issued and outstanding shares: 34 and 37 as of September 30, 2013 and December 31, 2012, respectively	3,407	3,738
Total capital stock Class B putable	4,351	4,898
Retained earnings:
Restricted	119	73
Unrestricted	1,460	1,362
Total retained earnings	1,579	1,435
Accumulated other comprehensive income (loss)	83	(58)
Total capital	6,013	6,275
Total liabilities and capital	$112,068	$123,705

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Advances	$54	$74	$178	$216
Prepayment fees on advances, net	1	1	2	6
Interest-bearing deposits	1	2	4	5
Securities purchased under agreements to resell	1	—	1	—
Federal funds sold	1	4	7	14
Trading securities	26	28	79	90
Available-for-sale securities	33	40	98	125
Held-to-maturity securities	65	71	188	232
Mortgage loans held for portfolio	14	18	47	59
Total interest income	196	238	604	747
Interest expense
Consolidated obligations:
Discount notes	5	6	19	15
Bonds	104	140	325	449
Deposits	—	—	—	1
Mandatorily redeemable capital stock	1	1	1	3
Total interest expense	110	147	345	468
Net interest income	86	91	259	279
Provision for credit losses	1	1	4	4
Net interest income after provision for credit losses	85	90	255	275
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	(1)	—
Net amount of impairment losses (reclassified from) recorded in other comprehensive income	—	(1)	1	(16)
Net impairment losses recognized in earnings	—	(1)	—	(16)
Net losses on trading securities	(15)	(9)	(79)	(42)
Net gains on derivatives and hedging activities	34	30	151	83
Letters of credit fees	4	5	14	14
Other	2	(1)	4	2
Total noninterest income	25	24	90	41
Noninterest expense
Compensation and benefits	16	15	49	46
Other operating expenses	11	11	32	29
Finance Agency	2	2	6	8
Office of Finance	2	2	5	4
Total noninterest expense	31	30	92	87
Income before assessments	79	84	253	229
Affordable Housing Program assessments	8	8	25	23
Net income	$71	$76	$228	$206

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$71	$76	$228	$206
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	—	(1)	—
Net change in fair value on other-than-temporary impairment available-for-sale securities	16	188	141	297
Reclassification of noncredit portion of impairment losses included in net income	—	1	—	16
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	16	189	140	313
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	—	(1)	—
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	—	1	—
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—
Pension and postretirement benefits:
Total other comprehensive income	—	—	1	1
Total other comprehensive income	16	189	141	314
Total comprehensive income	$87	$265	$369	$520

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	8	799	—	—	—	—	799
Repurchase/redemption of capital stock	(16)	(1,667)	—	—	—	—	(1,667)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(59)	—	—	—	—	(59)
Comprehensive income	—	—	41	165	206	314	520
Cash dividends on capital stock	—	—	—	(59)	(59)	—	(59)
Balance, September 30, 2012	48	$4,791	$60	$1,341	$1,401	$(97)	$6,095

Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	34	3,427	—	—	—	—	3,427
Repurchase/redemption of capital stock	(40)	(3,966)	—	—	—	—	(3,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(8)	—	—	—	—	(8)
Comprehensive income	—	—	46	182	228	141	369
Cash dividends on capital stock	—	—	—	(84)	(84)	—	(84)
Balance, September 30, 2013	43	$4,351	$119	$1,460	$1,579	$83	$6,013

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$228	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(64)	(32)
Provision for credit losses	4	4
Loss due to change in net fair value adjustment on derivative and hedging activities	7	160
Net change in fair value adjustment on trading securities	79	42
Net impairment losses recognized in earnings	—	16
Gain on extinguishment of debt	(2)	—
Loss on disposal of fixed assets and capital software costs	—	1
Net change in:
Accrued interest receivable	26	50
Other assets	(14)	14
Affordable Housing Program payable	(13)	(18)
Accrued interest payable	38	13
Other liabilities	1	(13)
Total adjustments	62	237
Net cash provided by operating activities	290	443
Investing activities
Net change in:
Interest-bearing deposits	968	280
Securities purchased under agreements to resell	(750)	(250)
Federal funds sold	4,240	5,616
Trading securities:
Proceeds from maturities	251	690
Available-for-sale securities:
Proceeds from maturities	435	479
Held-to-maturity securities:
Net change in short-term	550	75
Proceeds from maturities of long-term	2,897	3,259
Purchases of long-term	(6,042)	(3,382)
Advances:
Proceeds from principal collected	127,399	131,679
Made	(119,605)	(125,387)
Mortgage loans:
Proceeds from principal collected	228	283
Proceeds from sale of held for sale	18	—
Proceeds from sale of foreclosed assets	19	10
Purchase of premise, equipment, and software	(2)	(3)
Net cash provided by investing activities	10,606	13,349

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2013	2012
Financing activities
Net change in deposits	(199)	(564)
Net payments on derivatives containing a financing element	(121)	(250)
Proceeds from issuance of consolidated obligations:
Discount notes	197,307	240,007
Bonds	62,917	49,297
Payments for debt issuance costs	(6)	(7)
Payments for maturing and retiring consolidated obligations:
Discount notes	(212,758)	(242,574)
Bonds	(57,996)	(58,465)
Proceeds from issuance of capital stock	3,427	799
Payments for repurchase/redemption of capital stock	(3,966)	(1,667)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(24)	(303)
Cash dividends paid	(84)	(59)
Net cash used in financing activities	(11,503)	(13,786)
Net (decrease) increase in cash and due from banks	(607)	6
Cash and due from banks at beginning of the period	4,083	6
Cash and due from banks at end of the period	$3,476	$12
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$327	$476
Affordable Housing Program assessments, net	$34	$40
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$8	$59
Held-to-maturity securities acquired with accrued liabilities	$41	$—
Transfer of held-to-maturity securities to available-for-sale securities	$11	$6
Transfers of mortgage loans to real estate owned	$23	$11

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

A description of all of the Bank’s significant accounting policies is included in Note 2–Summary of Significant Accounting Policies to the 2012 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of September 30, 2013.

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
Recently Adopted Accounting Guidance

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  In July 2013, the FASB issued guidance permitting the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. Treasury Rate and the London Interbank Offered Rate (LIBOR).  This guidance was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Bank adopted this guidance effective July 17, 2013. The adoption of

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

this guidance did not have any effect on the Bank's financial condition or results of operations, as the Bank has not designated any hedging relationships using OIS as the benchmark interest rate.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In January 2013, the FASB issued amended guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, this amended guidance was effective for reporting periods beginning after December 15, 2012. The Bank adopted this guidance effective January 1, 2013, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.

Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. In January 2013, the FASB issued guidance to clarify the scope of transactions that are subject to previously issued guidance on disclosures about offsetting assets and liabilities. The disclosure guidance on offsetting assets and liabilities applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with GAAP or subject to a master netting arrangement or similar agreement. This guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Bank adopted and applied this guidance retrospectively effective January 1, 2013 for all comparative periods presented, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.
Disclosures about Offsetting Assets and Liabilities. In December 2011, FASB issued disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position. Entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, entities are required to disclose collateral received and posted in connection with master netting agreements or similar arrangements. This guidance was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Bank adopted and applied this guidance retrospectively effective January 1, 2013 for all comparative periods presented, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.

Note 3—Trading Securities
Major Security Types. Trading securities were as follows:

	As of September 30, 2013	As of December 31, 2012
Government-sponsored enterprises debt obligations	$1,977	$2,291
Another FHLBank’s bond (1)	68	77
State or local housing agency debt obligations	1	2
Total	$2,046	$2,370
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized and realized losses on trading securities were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net unrealized losses on trading securities held at period end	$(15)	$(9)	$(77)	$(35)
Net unrealized/realized losses on trading securities sold or matured during the period	—	—	(2)	(7)
Net losses on trading securities	$(15)	$(9)	$(79)	$(42)

Note 4—Available-for-sale Securities
During the nine months ended September 30, 2013 and 2012, the Bank transferred certain private-label mortgaged-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.
The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2013			2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value
Transferred at March 31,	$12	$1	$11	$6	$—	$6
Transferred at June 30,	—	—	—	—	—	—
Transferred at September 30,	—	—	—	—	—	—
Total	$12	$1	$11	$6	$—	$6

Major Security Types. Available-for-sale securities were as follows:

	As of September 30, 2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label residential MBS	$2,299	$36	$136	$1	$2,398

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private-label residential MBS	$2,717	$120	$79	$—	$2,676

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the available-for-sale securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label residential MBS	8	$340	$5	11	$365	$32	19	$705	$37

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Private-label residential MBS	3	$154	$1	26	$1,240	$119	29	$1,394	$120

A summary of available-for-sale MBS issued by members or affiliates of members follows:

	As of September 30, 2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,465	$35	$86	$—	$1,516

	As of December 31, 2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$1,712	$112	$41	$—	$1,641

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of September 30, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$—	$—	$—	$—	$550	$—	$—	$550
State or local housing agency debt obligations	95	1	—	96	106	2	—	108
Government-sponsored enterprises debt obligations	3,238	1	23	3,216	2,133	—	—	2,133
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	494	7	—	501	622	8	—	630
Government-sponsored enterprises residential	13,639	104	82	13,661	10,763	184	2	10,945
Private-label residential	2,079	15	19	2,075	2,744	36	22	2,758
Total	$19,545	$128	$124	$19,549	$16,918	$230	$24	$17,124

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	6	$1,321	$23	—	$—	$—	6	$1,321	$23
Mortgage-backed securities:
Government-sponsored enterprises residential	69	4,854	82	—	—	—	69	4,854	82
Private-label residential	37	770	10	18	252	9	55	1,022	19
Total	112	$6,945	$115	18	$252	$9	130	$7,197	$124

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	3	$750	$—	—	$—	$—	3	$750	$—
Mortgage-backed securities:
Government-sponsored enterprises residential	1	154	1	1	13	1	2	167	2
Private-label residential	—	—	—	43	974	22	43	974	22
Total	4	$904	$1	44	$987	$23	48	$1,891	$24

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

	As of September 30, 2013		As of December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$730	$730	$1,092	$1,093
Due after one year through five years	2,603	2,582	1,697	1,698
Total non-mortgage-backed securities	3,333	3,312	2,789	2,791
Mortgage-backed securities	16,212	16,237	14,129	14,333
Total	$19,545	$19,549	$16,918	$17,124

A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of September 30, 2013				As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$675	$5	$7	$673	$896	$11	$8	$899

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
The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at their purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, overcollateralization, and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on a significant number of the Bank’s private-label MBS have changed since their purchase dates.
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2013.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2013 included a short-term housing price forecast with projected changes ranging from a decrease of five percent to an increase of eight percent over the 12 month period beginning July 1, 2013.
For the vast majority of markets, the short-term housing price forecast has changes from a decrease of one percent to an increase of seven percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery ranges by months following the short-term housing price forecast as of September 30, 2013:

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
At each quarter end, the Bank compares the present value of the cash flows (discounted at the securities' effective yield) expected to be collected with respect to its private-label MBS to the amortized cost basis of the security to determine whether a credit loss exists. For the Bank’s variable rate and hybrid private-label MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis. There were no securities for which an other-than-temporary-impairment was determined to have occurred during the three-month period ended September 30, 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$584	$592	$586	$582
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	1	—	16
Increase in cash flows recognized over the remaining life of the securities	(4)	(3)	(6)	(8)
Balance, end of period	$580	$590	$580	$590

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances
Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of September 30, 2013	As of December 31, 2012
Overdrawn demand deposit accounts	$—	$2
Due in one year or less	38,267	41,482
Due after one year through two years	6,148	7,915
Due after two years through three years	4,866	4,735
Due after three years through four years	8,639	5,821
Due after four years through five years	6,377	8,758
Due after five years	11,783	15,157
Total par value	76,080	83,870
Discount on AHP(1)	(8)	(11)
Discount on EDGE(2) advances	(7)	(8)
Hedging adjustments	2,133	3,658
Deferred commitment fees	(5)	(6)
Total	$78,193	$87,503
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of September 30, 2013	As of December 31, 2012
Overdrawn demand deposit accounts	$—	$2
Due or convertible in one year or less	41,522	46,198
Due or convertible after one year through two years	6,337	7,886
Due or convertible after two years through three years	4,678	4,748
Due or convertible after three years through four years	7,184	5,368
Due or convertible after four years through five years	4,944	6,570
Due or convertible after five years	11,415	13,098
Total par value	$76,080	$83,870

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of September 30, 2013	As of December 31, 2012
Fixed-rate:
Due in one year or less	$33,492	$38,307
Due after one year	29,915	33,425
Total fixed-rate	63,407	71,732
Variable-rate:
Due in one year or less	4,775	3,177
Due after one year	7,898	8,961
Total variable-rate	12,673	12,138
Total par value	$76,080	$83,870

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. As of September 30, 2013 and December 31, 2012, the concentration of the Bank’s advances was $54,980 and $62,488, respectively, to 10 member institutions, representing 72.3 percent and 74.5 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2013 and December 31, 2012. No advance was past due as of September 30, 2013 and December 31, 2012.

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
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of September 30, 2013	As of December 31, 2012
Fixed-rate	$67,446	$76,212
Step up/down	7,796	4,419
Simple variable-rate	11,505	1,250
Variable-rate capped floater	45	20
Total par value	$86,792	$81,901

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of September 30, 2013		As of December 31, 2012
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$43,203	0.67	$55,397	0.79
Due after one year through two years	11,427	0.44	7,587	2.08
Due after two years through three years	8,032	1.92	2,507	1.92
Due after three years through four years	7,528	2.51	3,344	4.25
Due after four years through five years	5,603	2.06	6,298	2.82
Due after five years	10,999	1.91	6,768	2.31
Total par value	86,792	1.16	81,901	1.36
Premiums	87		91
Discounts	(26)		(34)
Hedging adjustments	286		989
Total	$87,139		$82,947

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of September 30, 2013	As of December 31, 2012
Noncallable	$64,594	$71,880
Callable	22,198	10,021
Total par value	$86,792	$81,901

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of September 30, 2013	As of December 31, 2012
Due or callable in one year or less	$62,535	$62,540
Due or callable after one year through two years	10,527	6,550
Due or callable after two years through three years	4,150	2,136
Due or callable after three years through four years	6,123	3,024
Due or callable after four years through five years	2,207	6,028
Due or callable after five years	1,250	1,623
Total par value	$86,792	$81,901

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2013	$16,282	$16,285	0.08
As of December 31, 2012	$31,737	$31,745	0.12

Note 9—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of September 30, 2013		As of December 31, 2012
	Required	Actual	Required	Actual
Risk based capital	$2,167	$5,955	$1,625	$6,373
Total capital-to-assets ratio	4.00%	5.31%	4.00%	5.15%
Total regulatory capital (1)	$4,483	$5,955	$4,948	$6,373
Leverage ratio	5.00%	7.97%	5.00%	7.73%
Leverage capital	$5,603	$8,932	$6,185	$9,560
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $24 and $40 in mandatorily redeemable capital stock as of September 30, 2013 and December 31, 2012, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$25	$115	$40	$286
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of non-member status	1	6	8	87
Withdrawal	—	—	—	1
Repurchase/redemption of mandatorily redeemable capital stock	(2)	(79)	(24)	(303)
Capital stock no longer subject to redemption due to the transfer of stock from a non-member to a member	—	—	—	(29)
Balance, end of period	$24	$42	$24	$42

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of September 30, 2013	As of December 31, 2012
Due in one year or less	$5	$—
Due after one year through two years	4	12
Due after two years through three years	8	9
Due after three years through four years	6	17
Due after four years through five years	—	1
Due after five years	1	1
Total	$24	$40

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Accumulated Other Comprehensive Income (Loss)
Components comprising accumulated other comprehensive income (loss) were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2012	$(12)	$(274)	$—	$(286)
Other comprehensive loss before reclassifications:
Net change in fair value	—	188	—	188
Reclassification from other comprehensive loss to net income:
Noncredit other-than-temporary impairment losses	—	1	—	1
Net current period other comprehensive income	—	189	—	189
Balance, September 30, 2012	$(12)	$(85)	$—	$(97)
Balance, June 30, 2013	$(16)	$83	$—	$67
Other comprehensive loss before reclassifications:
Net change in fair value	—	16	—	16
Net current period other comprehensive income	—	16	—	16
Balance, September 30, 2013	$(16)	$99	$—	$83

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2011	$(13)	$(398)	$—	$(411)
Other comprehensive loss before reclassifications:
Net change in fair value	—	297	—	297
Reclassification from other comprehensive loss to net income:
Noncredit other-than-temporary impairment losses	—	16	—	16
Amortization of pension and postretirement(1)	1	—	—	1
Net current period other comprehensive income	1	313	—	314
Balance, September 30, 2012	$(12)	$(85)	$—	$(97)
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive loss before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	141	—	141
Reclassification from other comprehensive loss to net income:
Amortization of pension and postretirement(1)	1	—	—	1
Net current period other comprehensive income	1	140	—	141
Balance, September 30, 2013	$(16)	$99	$—	$83
___________

(1)	Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 11—Derivatives and Hedging Activities
Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources. The Bank enters into derivatives to manage the interest-rate risk exposure inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2012 audited financial statements contained in the Bank’s Form 10-K.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Bank of the required initial and variation margin. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.
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

	As of September 30, 2013			As of December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$95,265	$864	$(2,599)	$102,660	$1,129	$(3,689)
Total derivatives in hedging relationships	95,265	864	(2,599)	102,660	1,129	(3,689)
Derivatives not designated as hedging instruments:
Interest rate swaps	6,839	23	(354)	9,570	29	(497)
Interest rate caps or floors	12,500	41	(28)	12,500	32	(22)
Total derivatives not designated as hedging instruments	19,339	64	(382)	22,070	61	(519)
Total derivatives before netting and collateral adjustments	$114,604	928	(2,981)	$124,730	1,190	(4,208)
Netting adjustments		(800)	800		(1,089)	1,089
Cash collateral and related accrued interest		(87)	1,986		(88)	2,961
Total collateral and netting adjustments (1)		(887)	2,786		(1,177)	4,050
Derivative assets and derivative liabilities		$41	$(195)		$13	$(158)
___________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$39	$49	$134	$136
Total net gains related to fair value hedge ineffectiveness	39	49	134	136
Derivatives not designated as hedging instruments:
Interest rate swaps	16	6	78	30
Interest rate caps or floors	(1)	(1)	3	(5)
Net interest settlements	(20)	(24)	(64)	(78)
Total net (losses) gains related to derivatives not designated as hedging instruments	(5)	(19)	17	(53)
Net gains on derivatives and hedging activities	$34	$30	$151	$83

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended September 30,
	2013				2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$114	$(68)	$46	$(259)	$17	$45	$62	$(337)
Consolidated obligations bonds	10	(17)	(7)	150	—	(13)	(13)	140
Total	$124	$(85)	$39	$(109)	$17	$32	$49	$(197)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	For the Nine Months Ended September 30,
	2013				2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$1,486	$(1,333)	$153	$(797)	$169	$—	$169	$(1,085)
Consolidated obligations bonds	(700)	681	(19)	469	(45)	12	(33)	429
Total	$786	$(652)	$134	$(328)	$124	$12	$136	$(656)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives
The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

The Bank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	As of September 30, 2013		As of December 31, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$923	$(2,959)	$1,190	$(4,208)
Cleared derivatives	5	(22)	—	—
Total gross recognized amount	928	(2,981)	1,190	(4,208)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(917)	2,764	(1,177)	4,050
Cleared derivatives	30	22	—	—
Total gross amounts of netting adjustments and cash collateral	(887)	2,786	(1,177)	4,050
Derivative assets and derivative liabilities:
Bilateral derivatives	6	(195)	13	(158)
Cleared derivatives	35	—	—	—
Total derivative assets and total derivative liabilities	41	(195)	13	(158)
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Bilateral derivatives	—	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	1	—
Net unsecured amounts: (2)
Bilateral derivatives	6	(195)	12	(158)
Cleared derivatives	35	—	—	—
Total net unsecured amount	$41	$(195)	$12	$(158)
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.
(2) The Bank had net credit exposure of $38 and $8 as of September 30, 2013 and December 31, 2012, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2013 was $2,131 for which the Bank has posted collateral with a fair value of $1,939 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $127 of collateral at fair value to its derivative counterparties as of September 30, 2013.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2013 and December 31, 2012, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2013 and December 31, 2012, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of September 30, 2013 and December 31, 2012, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of September 30, 2013
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,977	$—	$—	$1,977
Another FHLBank’s bond	—	68	—	—	68
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	2,046	—	—	2,046
Available-for-sale securities:
Private-label residential MBS	—	—	2,398	—	2,398
Derivative assets:
Interest-rate related	—	928	—	(887)	41
Grantor trust (included in Other assets)	19	—	—	—	19
Total assets at fair value	$19	$2,974	$2,398	$(887)	$4,504
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,981)	$—	$2,786	$(195)
Total liabilities at fair value	$—	$(2,981)	$—	$2,786	$(195)
____________

(1)
Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2012
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$2,291	$—	$—	$2,291
Another FHLBank’s bond	—	77	—	—	77
State or local housing agency debt obligations	—	2	—	—	2
Total trading securities	—	2,370	—	—	2,370
Available-for-sale securities:
Private-label residential MBS	—	—	2,676	—	2,676
Derivative assets:
Interest-rate related	—	1,190	—	(1,177)	13
Grantor trust (included in Other assets)	17	—	—	—	17
Total assets at fair value	$17	$3,560	$2,676	$(1,177)	$5,076
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(4,208)	$—	$4,050	$(158)
Total liabilities at fair value	$—	$(4,208)	$—	$4,050	$(158)
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
The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Nine Months Ended September 30,
	2013	2012
Balance, beginning of period	$2,676	$2,942
Transfer of private-label MBS from held-to-maturity to available-for-sale	11	6
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	(16)
Included in other comprehensive income (2)	141	313
Accretion of credit losses in net interest income	5	4
Settlements	(435)	(479)
Balance, end of period	$2,398	$2,770
____________

(1)	Related to available-for-sale securities held at period end.

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

As of September 30, 2013 and December 31, 2012, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of September 30, 2013 and December 31, 2012, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7—Advances for additional information).

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used OIS to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2013 and December 31, 2012.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2013 and December 31, 2012. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of September 30, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$3,476	$3,476	$3,476	$—	$—	$—
Interest bearing-deposits	1,007	1,007	—	1,007	—	—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	2,995	2,995	—	2,995	—	—
Trading securities	2,046	2,046	—	2,046	—	—
Available-for-sale securities	2,398	2,398	—	—	2,398	—
Held-to-maturity securities	19,545	19,549	—	17,474	2,075	—
Mortgage loans held for portfolio, net	972	1,082	—	1,082	—	—
Advances	78,193	77,967	—	77,967	—	—
Accrued interest receivable	215	215	—	215	—	—
Derivative assets	41	41	—	928	—	(887)
Grantor trust assets (included in Other assets)	19	19	19	—	—	—
Liabilities:
Interest-bearing deposits	(1,890)	(1,890)	—	(1,890)	—	—
Consolidated obligations, net:
Discount notes	(16,282)	(16,283)	—	(16,283)	—	—
Bonds	(87,139)	(87,285)	—	(87,285)	—	—
Mandatorily redeemable capital stock	(24)	(24)	(24)	—	—	—
Accrued interest payable	(267)	(267)	—	(267)	—	—
Derivative liabilities	(195)	(195)	—	(2,981)	—	2,786

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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $617,648 and $574,257 as of September 30, 2013 and December 31, 2012, respectively, exclusive of the Bank’s own outstanding consolidated obligations.
The Bank’s outstanding standby letters of credit were as follows:

	As of September 30, 2013	As of December 31, 2012
Outstanding notional	$20,049	$17,687
Original terms(1)	One month to 20 years	Less than four months to 20 years
Final expiration year	2030	2030
____________

(1)
The Bank had 13 standby letters of credit for a total of $10 and five standby letters of credit for a total of $49 as of September 30, 2013 and December 31, 2012, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $75 and $74 as of September 30, 2013 and December 31, 2012, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.
Commitments that legally bind and unconditionally obligate the Bank for additional advances were $125 and $5 as of September 30, 2013 and December 31, 2012, respectively, and may be outstanding for periods of up to two years.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2013 and December 31, 2012. Such commitments would be recorded as derivatives at their fair values.
As of September 30, 2013, the Bank had committed to the issuance of $213 (par value) in consolidated obligation bonds, of which $160 were hedged with associated interest rate swaps that had traded but not yet settled. As of December 31, 2012, the Bank had committed to the issuance of $3,055 (par value) in consolidated obligation bonds, of which $3,035 were hedged with associated interest rate swaps that had traded but not yet settled.
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

Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members, and transactions with members which are entered into in the ordinary course of the Bank’s business are not considered related party transactions subject to disclosure. In August 2013, the Bank sold its multifamily mortgage loan portfolio, with an unpaid principal balance of $18, to a member outside the ordinary course of the Bank’s advances business which resulted in a gain of less than $1.

The Bank routinely discloses related party transactions with each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. As of September 30, 2013, one member institution, Bank of America, National Association, held 16.9 percent of the Bank’s total regulatory capital stock. Total advances outstanding to Bank of America, National Association were $15,963 and $9,914 as of September 30, 2013 and December 31, 2012, respectively. Total deposits held in the name of Bank of America, National Association were $24 and less than $1 as of September 30, 2013 and December 31, 2012, respectively. No mortgage loans or MBS were acquired from Bank of America, National Association during the nine months ended September 30, 2013 and 2012.

Note 15—Subsequent Events

On October 24, 2013, the Bank’s board of directors approved a cash dividend for the third quarter of 2013 in the amount of $32. The Bank paid the third quarter 2013 dividend on October 30, 2013.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2013 and December 31, 2012, and results of operations for the quarter and nine months ended September 30, 2013 and 2012. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2012.

Executive Summary

Financial Condition

As of September 30, 2013, total assets were $112.1 billion, a decrease of $11.6 billion, or 9.41 percent, from December 31, 2012. This decrease was primarily due to a $9.3 billion decrease in advances and a $1.5 billion decrease in total investments. These items are discussed in more detail in the Management's Discussion and Analysis—Financial Condition below.

As of September 30, 2013, total liabilities were $106.1 billion, a decrease of $11.4 billion, or 9.69 percent, from December 31, 2012. This decrease was primarily due to a $11.3 billion decrease in consolidated obligations (COs). The decrease in COs corresponds to the decrease in advances during the period.

As of September 30, 2013, total capital was $6.0 billion, a decrease of $262 million, or 4.17 percent, from December 31, 2012. This decrease was primarily due to the net repurchase/redemption of $539 million in capital stock and the payment of $84 million in dividends, partially offset by $369 million in comprehensive income during the period. The main components of comprehensive income include $228 million of net income and a $140 million net increase in the fair value of the Bank's available-for-sale securities during the period.

Results of Operations

The Bank recorded net income of $71 million for the third quarter of 2013, a decrease of $5 million, or 6.16 percent, from net income of $76 million for the third quarter of 2012. This decrease was primarily due to a $5 million decrease in net interest income as discussed in more detail in Management's Discussion and Analysis—Results of Operations below.

The Bank recorded net income of $228 million for the first nine months of 2013, an increase of $22 million, or 10.8 percent, from net income of $206 million during the same period in 2012. This increase was primarily due to a $49 million increase in noninterest income, partially offset by a $20 million decrease in net interest income and a $5 million increase in noninterest expense. These items are discussed in more detail in Management's Discussion and Analysis—Results of Operations below.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 4.50 percent for the third quarter of 2013, compared to 5.04 percent for the third quarter of 2012. ROE decreased for the third quarter of 2013, compared to the third quarter of 2012, primarily as a result of a decrease in net income, as discussed above, and an increase in average total capital during the period. The Bank's annualized ROE was 4.92 percent for the first nine months of 2013, compared to 4.31 percent during the same period in 2012. ROE increased for the first nine months of 2013, compared to the same period in 2012, primarily as a result of an increase in net income, as discussed above, and a decrease in average total capital during the period.

ROE spread to three-month average LIBOR decreased to 424 basis points for the third quarter of 2013, compared to 461 basis points for the third quarter of 2012. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE as previously discussed. ROE spread to three-month average LIBOR increased to 464 basis points for the first nine months of 2013, compared to 384 basis points for the same period in 2012. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE as previously discussed.

The Bank's interest rate spread was 26 basis points for the third quarter of 2013 and 2012, and for the first nine months of 2013 and 2012.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Advances balances continued to fluctuate during the third quarter of 2013, as the percentage of the Bank's short-term advances remains elevated. In addition, members continue to experience high levels of liquidity and low loan demand, which may reduce overall member demand for advances. It is unclear what the full impact of new and proposed financial services regulations will have on member demand for advances or on the duration of advances that members may prefer. The prolonged low interest rate environment caused by the Federal Reserve's quantitative easing efforts continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with limited attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Statements of Condition (at period end)
Total assets	$112,068	$121,778	$111,547	$123,705	$112,078
Investments (1)	28,991	30,825	29,697	30,454	29,718
Mortgage loans held for portfolio	983	1,076	1,167	1,255	1,345
Allowance for credit losses on mortgage loans	(11)	(12)	(13)	(11)	(10)
Advances	78,193	89,450	80,260	87,503	80,543
Interest-bearing deposits	1,890	2,172	2,037	2,094	2,061
Consolidated obligations, net:
Discount notes	16,282	26,161	20,040	31,737	21,767
Bonds	87,139	86,196	82,858	82,947	81,434
Total consolidated obligations, net (2)	103,421	112,357	102,898	114,684	103,201
Mandatorily redeemable capital stock	24	25	34	40	42
Affordable Housing Program payable	72	75	78	80	93
Capital stock - putable	4,351	4,847	4,380	4,898	4,791
Retained earnings	1,579	1,537	1,477	1,435	1,401
Accumulated other comprehensive income (loss)	83	67	23	(58)	(97)
Total capital	6,013	6,451	5,880	6,275	6,095
Statements of Income (for the period ended)
Net interest income	86	86	87	97	91
Provision for credit losses	1	1	2	2	1
Net impairment losses recognized in earnings	—	—	—	—	(1)
Net losses on trading securities	(15)	(40)	(24)	(25)	(9)
Net gains on derivatives and hedging activities	34	75	42	34	30
Letters of credit fees	4	5	5	4	5
Other income (loss) (3)	2	1	1	1	(1)
Noninterest expense	31	31	30	38	30
Income before assessments	79	95	79	71	84
Assessments	8	9	8	7	8
Net income	71	86	71	64	76
Performance Ratios (%)
Return on equity (4)	4.50	5.61	4.65	4.10	5.04
Return on assets (5)	0.24	0.29	0.24	0.21	0.26
Net interest margin (6)	0.29	0.29	0.30	0.32	0.31
Regulatory capital ratio (at period end) (7)	5.31	5.26	5.28	5.15	5.56
Equity to assets ratio (8)	5.23	5.16	5.12	5.15	5.15
Dividend payout ratio (9)	40.25	30.99	40.66	46.18	25.57

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2013	$617,648
June 30, 2013	592,479
March 31, 2013	563,929
December 31, 2012	574,257
September 30, 2012	572,473

(3)	Other income (loss) includes service fees and other.

(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets at period end.

(8)	Calculated as average equity divided by average total assets.

(9)	Calculated as dividends declared during the period divided by net income during the period.

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

	As of September 30, 2013		As of December 31, 2012		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$78,193	69.77	$87,503	70.73	$(9,310)	(10.64)
Long-term investments	23,989	21.41	21,414	17.31	2,575	12.02
Short-term investments	5,002	4.46	9,040	7.31	(4,038)	(44.67)
Mortgage loans, net	972	0.87	1,244	1.01	(272)	(21.85)
Other assets	3,912	3.49	4,504	3.64	(592)	(13.15)
Total assets	$112,068	100.00	$123,705	100.00	$(11,637)	(9.41)
Consolidated obligations, net:
Discount notes	$16,282	15.35	$31,737	27.03	$(15,455)	(48.70)
Bonds	87,139	82.17	82,947	70.64	4,192	5.05
Deposits	1,890	1.78	2,094	1.78	(204)	(9.73)
Other liabilities	744	0.70	652	0.55	92	14.13
Total liabilities	$106,055	100.00	$117,430	100.00	$(11,375)	(9.69)
Capital stock	$4,351	72.36	$4,898	78.05	$(547)	(11.16)
Retained earnings	1,579	26.26	1,435	22.87	144	10.03
Accumulated other comprehensive income (loss)	83	1.38	(58)	(0.92)	141	243.19
Total capital	$6,013	100.00	$6,275	100.00	$(262)	(4.17)

Advances

Total advances decreased as of September 30, 2013 compared to December 31, 2012 primarily due to maturing advances. As of September 30, 2013, 83.3 percent of the Bank’s advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of September 30, 2013 and December 31, 2012, 52.8 percent of the Bank’s fixed-rate advances were swapped and 29.2 percent and 28.8 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of September 30, 2013		As of December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$12,158	15.98	$11,678	13.92
Fixed rate (1)	36,348	47.78	40,503	48.29
Hybrid	22,131	29.09	24,352	29.04
Convertible	3,651	4.80	5,174	6.17
Amortizing (2)	1,792	2.35	2,163	2.58
Total par value	$76,080	100.00	$83,870	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of September 30, 2013	As of December 31, 2012	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,007	$1,005	$2	0.17
Certificates of deposit	—	550	(550)	(100.00)
Securities purchased under agreements to resell	1,000	250	750	300.00
Federal funds sold	2,995	7,235	(4,240)	(58.60)
Total short-term investments	5,002	9,040	(4,038)	(44.67)
Long-term investments:
State or local housing agency debt obligations	96	108	(12)	(11.00)
U.S. government agency debt obligations	5,283	4,501	782	17.36
Mortgage-backed securities:
U.S. government agency securities	494	622	(128)	(20.54)
Government-sponsored enterprises	13,639	10,763	2,876	26.72
Private-label	4,477	5,420	(943)	(17.40)
Total mortgage-backed securities	18,610	16,805	1,805	10.74
Total long-term investments	23,989	21,414	2,575	12.02
Total investments	$28,991	$30,454	$(1,463)	(4.81)
____________

(1)
As of September 30, 2013 and December 31, 2012, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

The decrease in short-term investments from December 31, 2012 to September 30, 2013 was primarily due to a decrease in federal funds sold, partially offset by an increase in securities purchased under agreements to resell. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. During the first nine months of 2013, the Federal Reserve paid interest on required and excess reserves balances held by depository institutions at a rate of 0.25 percent, which has led to a decrease in demand for federal funds from the Bank. Additionally, federal funds sold decreased as the Bank increased its cash reserves balance at the Federal Reserve by approximately $3.5 billion during the third quarter of 2013 in preparation to meet the needs of its members as a result of the government shutdown in October 2013. The increase in securities purchased under agreements to resell is consistent with the Bank's efforts to reduce its unsecured credit exposure.
The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2012, as these investments amounted to 264 percent of total capital plus mandatorily redeemable capital stock; however, these investments amounted to 311 percent of total capital plus mandatorily redeemable capital stock as of September 30, 2013. This percentage was below 300 percent at the time the Bank purchased additional MBS in the third quarter of 2013; however, it increased above 300 percent as a result of a subsequent decrease in total capital due to a decrease in advances.
The Bank will not purchase any additional MBS or asset backed securities until this ratio returns to an amount below 300 percent. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of GSE MBS as of September 30, 2013 compared to December 31, 2012. Additionally, recent market conditions have made MBS issued by GSEs more attractive and therefore the Bank has increased new purchases of these securities. Refer to Note 4—Available-for-sale Securities and Note 5—Held-to-maturity Securities to the Bank’s interim financial statements for information on securities with unrealized losses as of September 30, 2013 and December 31, 2012.
The Bank evaluates its individual investment securities for other-than-temporary impairment on at least a quarterly basis, as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements. For a discussion regarding impairment losses recognized in earnings during the reported periods see Management’s Discussion and Analysis—Risk Management—Investments below.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2012 to September 30, 2013 was primarily due to the maturity and prepayment of these assets during the period. In addition, during the third quarter of 2013, the Bank reclassified its multifamily mortgage loan portfolio from the held-for-portfolio classification to mortgage loans held for sale. Subsequently, in August 2013, these loans were sold which resulted in a gain of less than $1 million. The Bank ceased purchasing new mortgage assets in 2008.
As of September 30, 2013 and December 31, 2012, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2013	As of December 31, 2012
	Percent of Total	Percent of Total
Florida	26.90	26.15
South Carolina	24.58	24.12
Georgia	14.41	14.34
North Carolina	11.02	11.48
Virginia	7.94	8.34
All other	15.15	15.57
Total	100.00	100.00

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. As of September 30, 2013, CO issuances financed 92.3 percent of the $112.1 billion in total assets, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2012. The decrease in total COs from December 31, 2012 corresponds to a decrease in advances during the period.

Consolidated obligation discount notes decreased from December 31, 2012 to September 30, 2013. The Bank issued additional consolidated obligation discount notes during the fourth quarter of 2012 to increase liquidity in preparation to meet the needs of its members pending the result of the potential "fiscal cliff" at the beginning of 2013. The "fiscal cliff” was averted and the Bank's consolidated obligation discount notes balance was reduced accordingly.
As of September 30, 2013 and December 31, 2012, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2013 and December 31, 2012, 83.2 percent and 81.4 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.39 percent and 1.57 percent of the Bank’s variable-rate CO bonds were swapped, respectively. As of September 30, 2013 and December 31, 2012 the Bank had no fixed-rate CO discount notes that were swapped to a variable rate.
As of September 30, 2013, callable CO bonds constituted 25.6 percent of the total par value of CO bonds outstanding, compared to 12.2 percent as of December 31, 2012. This increase was due to market conditions during the first nine months of 2013 that favored the issuance of callable CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Swap spreads tend to decrease as interest rates decrease, resulting in less favorable funding costs for the Bank. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may be volatile. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank. Total deposits remained relatively stable as of September 30, 2013 compared to December 31, 2012.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2013.

Capital
The decrease in total capital from December 31, 2012 to September 30, 2013 was primarily due to the repurchase/redemption of $4.0 billion in capital stock and the payment of $84 million in dividends, partially offset by the issuance of $3.4 billion in capital stock and $369 million in comprehensive income during the period. The main components of comprehensive income include $228 million of net income and $140 million net increase in the fair value of the Bank's available-for-sale securities for the nine months ended September 30, 2013.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 25, 2013, the Bank received notification from the Director that, based on June 30, 2013 data, the Bank meets the definition of “adequately capitalized.”
As of September 30, 2013 and December 31, 2012, the Bank had $24 million and $40 million, respectively, in capital stock subject to mandatory redemption from 16 members and former members. This decrease was due to the repurchase of $10 million and $12 million of mandatorily redeemable capital stock during the first and second quarter, respectively, of 2013. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.
As previously stated above, the Bank paid $84 million in dividends during the nine month period ended September 30, 2013. The Bank continues to target the payment of dividends each quarter that are consistent with an attractive rate of return on capital to its shareholders relative to an established benchmark, LIBOR, after providing for a prudent level of retained earnings under the Bank's capital management plan. The Bank's dividend rate and its spread to LIBOR may vary in response to changes in LIBOR. Historically, the Bank's dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank's ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable and the Bank's actual financial results. The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the third quarter and first nine months of 2013 and 2012.

Net Income
The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2013 and 2012, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net interest income	$86	$91	$(5)	(5.02)	$259	$279	$(20)	(7.26)
Provision for credit losses	1	1	—	7.48	4	4	—	3.14
Noninterest income	25	24	1	4.25	90	41	49	120.57
Noninterest expense	31	30	1	5.47	92	87	5	5.01
Affordable Housing Program assessments	8	8	—	(6.27)	25	23	2	9.71
Net income	$71	$76	$(5)	(6.16)	$228	$206	$22	10.77

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

The decrease in net interest income during the third quarter and first nine months of 2013, compared to the same periods in 2012, is primarily due to a reduction in yield on the Bank's long-term investments and advances, and a reduction in the average balance of the Bank's mortgage loans held for portfolio and federal funds sold during the periods. These reductions were partially offset by a reduction in rates on the Bank's long-term debt.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $162 million and $241 million for the third quarters of 2013 and 2012, respectively, and a decrease of $469 and $813 million for the first nine months of 2013 and 2012, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2013 and 2012 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as “Net gain on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,904	$1	0.14	$4,331	$2	0.17
Certificates of deposit	225	—	0.18	600	1	0.30
Securities purchased under agreements to resell	908	1	0.05	172	—	0.20
Federal funds sold	6,385	1	0.09	8,005	4	0.18
Long-term investments (2)	22,625	124	2.16	20,774	138	2.64
Advances	85,190	55	0.26	80,775	75	0.37
Mortgage loans (3)	1,032	14	5.52	1,389	18	5.24
Loans to other FHLBanks	2	—	0.70	1	—	0.15
Total interest-earning assets	119,271	196	0.65	116,047	238	0.81
Allowance for credit losses on mortgage loans	(11)			(9)
Other assets	1,087			784
Total assets	$120,347			$116,822
Liabilities and Capital
Interest-bearing deposits (4)	$2,588	—	0.01	$2,107	—	0.05
Short-term borrowings	20,393	5	0.09	18,825	6	0.14
Long-term debt	88,231	104	0.47	85,501	140	0.65
Other borrowings	24	1	2.82	80	1	1.37
Total interest-bearing liabilities	111,236	110	0.39	106,513	147	0.55
Other liabilities	2,811			4,290
Total capital	6,300			6,019
Total liabilities and capital	$120,347			$116,822
Net interest income and net yield on interest-earning assets		$86	0.29		$91	0.31
Interest rate spread			0.26			0.26
Average interest-earning assets to interest-bearing liabilities			107.22			108.95
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,319	$4	0.15	$4,352	$5	0.16
Certificates of deposit	293	—	0.20	814	2	0.31
Securities purchased under agreements to resell	914	1	0.08	58	—	0.20
Federal funds sold	7,394	7	0.14	11,028	14	0.17
Long-term investments (2)	21,476	365	2.27	21,532	445	2.76
Advances	84,332	180	0.28	80,898	222	0.37
Mortgage loans (3)	1,120	47	5.63	1,484	59	5.32
Loans to other FHLBanks	1	—	0.09	2	—	0.12
Total interest-earning assets	118,849	604	0.68	120,168	747	0.83
Allowance for credit losses on mortgage loans	(12)			(8)
Other assets	1,064			730
Total assets	$119,901			$120,890
Liabilities and Capital
Interest-bearing deposits (4)	$2,356	—	0.03	$2,595	1	0.04
Short-term borrowings	22,385	19	0.11	20,955	15	0.10
Long-term debt	85,663	325	0.51	86,511	449	0.69
Other borrowings	31	1	2.38	191	3	1.74
Total interest-bearing liabilities	110,435	345	0.42	110,252	468	0.57
Other liabilities	3,263			4,253
Total capital	6,203			6,385
Total liabilities and capital	$119,901			$120,890
Net interest income and net yield on interest-earning assets		$259	0.29		$279	0.31
Interest rate spread			0.26			0.26
Average interest-earning assets to interest-bearing liabilities			107.62			108.99
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions).

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$—	$(1)	$(1)	$—	$(1)
Certificates of deposit	(1)	—	(1)	(1)	(1)	(2)
Securities purchased under agreements to resell	1	—	1	1	—	1
Federal funds sold	(1)	(2)	(3)	(4)	(3)	(7)
Long-term investments	12	(26)	(14)	(1)	(79)	(80)
Advances	4	(24)	(20)	9	(51)	(42)
Mortgage loans	(5)	1	(4)	(15)	3	(12)
Total	9	(51)	(42)	(12)	(131)	(143)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	—	(1)	(1)
Short-term borrowings	1	(2)	(1)	2	2	4
Long-term debt	4	(40)	(36)	(4)	(120)	(124)
Other borrowings	—	—	—	(3)	1	(2)
Total	5	(42)	(37)	(5)	(118)	(123)
Increase (decrease) in net interest income	$4	$(9)	$(5)	$(7)	$(13)	$(20)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Net impairment losses recognized in earnings	$—	$(1)	$1	100.00	$—	$(16)	$16	99.96
Net losses on trading securities	(15)	(9)	(6)	(72.87)	(79)	(42)	(37)	(88.90)
Net gains on derivatives and hedging activities	34	30	4	10.43	151	83	68	81.54
Letters of credit fees	4	5	(1)	(5.93)	14	14	—	2.99
Other	2	(1)	3	915.16	4	2	2	80.38
Total noninterest income	$25	$24	$1	4.25	$90	$41	$49	120.57
____________
* Not meaningful.

Noninterest income remained relatively unchanged during the third quarter of 2013 and 2012. There was a slight increase in net losses on trading securities offset by an increase in net gains on derivatives and hedging activities.

Noninterest income was $90 million for the first nine months of 2013, a $49 million increase over the same period in 2012. This increase was primarily due to a $68 million increase in net gains on derivatives and hedging activities. This increase occurred as a result of gains on fair value hedges, stand-alone macro hedge derivatives, and the derivatives hedging trading securities. The $68 million increase in net gains on derivatives and hedging actives was partially offset by a $37 million increase in net losses on trading securities, occurring as a result of a decrease in the fair value of the securities.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended September 30, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(58)	$—	$5	$—	$(53)
Net interest settlements included in net interest income (2)	(259)	—	150	—	(109)
Total effect on net interest (expense) income	$(317)	$—	$155	$—	$(162)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$46	$—	$(7)	$—	$39
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	3	(2)	(5)
Total net gains (losses) on derivatives and hedging activities	46	(6)	(4)	(2)	34
Net losses on trading securities (3)	—	(16)	—	—	(16)
Total effect on noninterest income (loss)	$46	$(22)	$(4)	$(2)	$18
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Three Months Ended September 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(53)	$—	$9	$—	$(44)
Net interest settlements included in net interest income(2)	(337)	—	140	—	(197)
Total effect on net interest (expense) income	$(390)	$—	$149	$—	$(241)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$62	$—	$(13)	$—	$49
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(17)	1	(3)	(19)
Total net gains (losses) on derivatives and hedging activities	62	(17)	(12)	(3)	30
Net losses on trading securities (3)	—	(9)	—	—	(9)
Total effect noninterest income (loss)	$62	$(26)	$(12)	$(3)	$21
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Nine Months Ended September 30, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(162)	$—	$21	$—	$(141)
Net interest settlements included in net interest income (2)	(797)	—	469	—	(328)
Total effect on net interest (expense) income	$(959)	$—	$490	$—	$(469)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$153	$—	$(19)	$—	$134
Gains on derivatives not receiving hedge accounting including net interest settlements	4	5	1	7	17
Total net gains (losses) on derivatives and hedging activities	157	5	(18)	7	151
Net losses on trading securities (3)	—	(79)	—	—	(79)
Total effect on noninterest income (loss)	$157	$(74)	$(18)	$7	$72
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Nine Months Ended September 30, 2012
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(181)	$—	$24	$—	$(157)
Net interest settlements included in net interest income (2)	(1,085)	—	429	—	(656)
Total effect on net interest (expense) income	$(1,266)	$—	$453	$—	$(813)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$169	$—	$(33)	$—	$136
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	1	(46)	3	(11)	(53)
Total net gains (losses) on derivatives and hedging activities	170	(46)	(30)	(11)	83
Net losses on trading securities (3)	—	(42)	—	—	(42)
Total effect on noninterest income (loss)	$170	$(88)	$(30)	$(11)	$41
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense and Affordable Housing Program assessments remained relatively stable for the third quarter and first nine months of 2013, compared to the same periods in 2012.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first nine months of 2013. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first nine months of 2013.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be a related-party guarantee. These related-party guarantees meet a scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of September 30, 2013 and December 31, 2012. As of September 30, 2013, the FHLBanks had $720.7 billion in aggregate par value of COs issued and outstanding, $103.1 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.

As of September 30, 2013, the Bank had outstanding standby letters of credit of $20.0 billion with original terms of one month to 20 years, with the longest final stated expiration in 2030, and 13 outstanding standby letters of credit of $10 million subject to renewal on an annual basis with no stated maturity date (commonly known as evergreen letters of credit). As of December 31, 2012, the Bank had outstanding standby letters of credit of $17.7 billion with original terms of less than four months to 20 years, with the longest final stated expiration in 2030, and five outstanding evergreen letters of credit for a total of $49 million.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2013. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of September 30, 2013 there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report are summarized below.

Final Rule on Stress Testing. On September 26, 2013, the Finance Agency issued a final rule effective October 28, 2013 which requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test between July 15 and July 30 of each year, on the FHLBank's website or any other form that is reasonably accessible to the public.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities. On September 20, 2013, the Finance Agency with other U.S. federal regulators jointly issued a proposed rule requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises a 2011 proposed rule on ABS credit risk retention. In general, as with the original proposal, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline in housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. Comments on the proposed rule were due October 30, 2013. At this time, the impact of this rule (if adopted) on the Bank's operations is uncertain.
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

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC issued a proposed rule with a comment deadline of January 31, 2014 for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision, certain savings and loan holding companies, depository institutions with $250 billion or more in total assets or $10 billion or more in on-balance sheet foreign exposure, and to such depository institutions' consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. A modified and slightly less rigorous LCR would apply to bank holding companies and savings and loan holding companies with $50 billion or more in total assets. Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) that must be held for purposes of satisfying the LCR over a 21- or 30- day period, and these HQLAs are further categorized into Level 1, 2A, or 2B. As proposed, COs would be categorized as Level 2A HQLAs. Level 2A HQLAs are subject to a 15% valuation discount and, with all other Level 2 assets, may not constitute more than 40% of all required HQLAs. At this time, the impact of this rule (if adopted) on the System COs is uncertain.

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

	As of September 30, 2013		As of December 31, 2012
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1-9	512	$74,791	527	$82,152
10	54	931	65	1,403

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of September 30, 2013, eight borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2013	$76,080	$223,965	67.52	8.52	23.96
As of December 31, 2012	83,870	217,935	69.78	7.09	23.13
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, multifamily and commercial real estate loans, and home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The use of this market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and provides greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.
The following table provides information on FDIC insured institutions that were placed into receivership during the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
FHLBank Atlanta members	1	4	5	18
Non-FHLBank Atlanta members	5	8	17	25
Total FDIC-insured	6	12	22	43

All outstanding advances to those member institutions placed into FDIC receivership were either paid in full or assumed by another member or non-member institution under purchase and assumption agreements between the assuming institution and the FDIC. The Bank expects fewer member institution failures going forward as capital levels, asset quality, and the overall financial condition of member institutions continue to slowly improve.
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2013 and December 31, 2012.

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

	As of September 30, 2013
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Germany	$—	$—	$94	$94
Sweden	1,110	—	—	1,110
United Kingdom	1,000	—	1	1,001
United States of America	885	1,007	—	1,892
Total	$2,995	$1,007	$95	$4,097
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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $8.8 billion as of December 31, 2012 to $4.0 billion as of September 30, 2013. There were three such counterparties, Branch Banking and Trust, Barclays Bank PLC, and Skandinaviska Enskilda Banken, that each represented greater than 10 percent, and collectively represented 77.9 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As reported in the Bank's Form 10-K, Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2012. As of September 30, 2013, the Bank’s unsecured credit portfolio consisted entirely of securities with overnight maturities and was comprised primarily of federal funds sold.
The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs, and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities.
The tables below provide information on the credit ratings of the Bank’s investments held as of September 30, 2013 and December 31, 2012, based on their credit ratings as of September 30, 2013 and December 31, 2012 (in millions), respectively.

The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

		As of September 30, 2013
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,007
Securities purchased under agreements to resell	—	—	—	1,000	—	—	—	—	—	—	—	1,000
Federal funds sold	—	—	2,445	550	—	—	—	—	—	—	—	2,995
Total short-term investments	—	1	3,451	1,550	—	—	—	—	—	—	—	5,002
Long-term investments:
State or local housing agency debt obligations	—	96	—	—	—	—	—	—	—	—	—	96
U.S. government agency debt obligations	—	5,283	—	—	—	—	—	—	—	—	—	5,283
Mortgage-backed securities:
U.S. government agency securities	—	494	—	—	—	—	—	—	—	—	—	494
Government-sponsored enterprises	137	13,502	—	—	—	—	—	—	—	—	—	13,639
Private-label	—	82	143	546	584	830	672	340	167	1,106	7	4,477
Total mortgage-backed securities	137	14,078	143	546	584	830	672	340	167	1,106	7	18,610
Total long-term investments	137	19,457	143	546	584	830	672	340	167	1,106	7	23,989
Total investments	$137	$19,458	$3,594	$2,096	$584	$830	$672	$340	$167	$1,106	$7	$28,991
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $59 million as of September 30, 2013.

	As of December 31, 2012
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,004	$—	$—	$—	$—	$—	$—	$—	$1,005
Certificates of deposit	—	—	550	—	—	—	—	—	—	—	550
Securities purchased under agreements to resell	—	—	250	—	—	—	—	—	—	—	250
Federal funds sold	—	2,755	4,480	—	—	—	—	—	—	—	7,235
Total short-term investments	—	2,756	6,284	—	—	—	—	—	—	—	9,040
Long-term investments:
State or local housing agency debt obligations	—	108	—	—	—	—	—	—	—	—	108
U.S. government agency debt obligations	—	4,501	—	—	—	—	—	—	—	—	4,501
Mortgage-backed securities:
U.S. government agency securities	—	622	—	—	—	—	—	—	—	—	622
Government-sponsored enterprises	—	10,763	—	—	—	—	—	—	—	—	10,763
Private-label	1	206	390	536	745	980	1,018	369	383	792	5,420
Total mortgage-backed securities	1	11,591	390	536	745	980	1,018	369	383	792	16,805
Total long-term investments	1	16,200	390	536	745	980	1,018	369	383	792	21,414
Total investments	$1	$18,956	$6,674	$536	$745	$980	$1,018	$369	$383	$792	$30,454
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $59 million as of December 31, 2012.

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
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2013 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of September 30, 2013, based on the classification by the originator at the time of origination, approximately 86.6 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 93.5 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 61.5 percent were variable-rate.

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of September 30, 2013			As of December 31, 2012
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$275	$3,966	$4,241	$494	$4,760	$5,254
Alt-A	254	405	659	336	458	794
Total unpaid principal balance	$529	$4,371	$4,900	$830	$5,218	$6,048
The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of September 30, 2013 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$82	$82
A	—	—	—	12	130	142
BBB	—	—	—	126	349	475
BB	—	15	—	145	285	445
B	—	17	—	362	351	730
CCC	36	158	41	271	118	624
CC	89	162	92	33	—	376
C	—	14	26	149	—	189
D	—	530	456	185	—	1,171
Unrated	—	—	—	—	7	7
Total unpaid principal balance	$125	$896	$615	$1,283	$1,322	$4,241
Amortized cost	$107	$694	$499	$1,180	$1,307	$3,787
Gross unrealized losses	$—	$(4)	$(1)	$(9)	$(18)	$(32)
Fair value	$115	$755	$534	$1,194	$1,299	$3,897
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	91.63%	84.27%	86.72%	93.06%	98.29%	91.87%
Original weighted average credit support	15.72%	14.14%	10.38%	6.87%	3.63%	8.17%
Weighted average credit support	4.36%	1.14%	0.92%	4.66%	9.37%	4.83%
Weighted average collateral delinquency	13.61%	21.36%	18.95%	10.66%	8.25%	13.46%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$1	$1
A	—	—	—	—	3	3
BBB	—	—	—	—	74	74
BB	—	—	—	—	141	141
B	—	—	—	—	105	105
CCC	—	—	—	154	4	158
D	—	44	—	133	—	177
Total unpaid principal balance	$—	$44	$—	$287	$328	$659
Amortized cost	$—	$32	$—	$231	$328	$591
Gross unrealized losses	$—	$—	$—	$(22)	$(2)	$(24)
Fair value	$—	$36	$—	$209	$331	$576
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	1	1
Total other-than-temporary impairment losses	$—	$—	$—	$—	$(1)	$(1)
Weighted average percentage of fair value to unpaid principal balance	0.00%	83.18%	0.00%	72.74%	100.86%	87.42%
Original weighted average credit support	0.00%	12.29%	0.00%	27.14%	7.80%	16.53%
Weighted average credit support	0.00%	0.00%	0.00%	11.09%	12.05%	10.83%
Weighted average collateral delinquency	0.00%	31.29%	0.00%	28.99%	8.63%	19.02%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	11.85	18.01	39.79	4.36
2007	12.79	13.97	37.90	3.30
2006	10.63	19.47	38.49	1.33
2005	14.02	6.07	32.73	6.14
2004 and prior	14.12	4.79	32.48	9.15
Total Prime	13.50	8.16	34.00	6.60
Alt-A:
2007	11.52	33.64	44.71	0.00
2006	11.74	35.00	45.83	0.00
2005	9.11	30.57	44.38	5.09
2004 and prior	11.48	9.51	33.93	12.28
Total Alt-A	10.81	27.96	42.57	4.00
Total	12.36	16.51	37.61	5.51

There were no securities for which an other-than-temporary impairment was determined to have occurred during the third quarter of 2013.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Three Months Ended September 30,
	2013			2012
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities previously impaired prior to current period (1)	$—	$—	$—	$(1)	$(1)	$—
Total	$—	$—	$—	$(1)	$(1)	$—
____________

(1)
For the three months ended September 30, 2013 and 2012, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to July 1, 2013 and 2012, respectively.

	For the Nine Months Ended September 30,
	2013			2012
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$1	$(1)	$—	$—	$—
Securities previously impaired prior to current period (1)	—	—	—	(16)	(16)	—
Total	$—	$1	$(1)	$(16)	$(16)	$—
____________

(1)
For the nine months ended September 30, 2013 and 2012, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2013 and 2012, respectively.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was based on a short-term housing price forecast that was decreased five percentage points followed by a recovery path that is 33.0 percent lower than the base case. There were no other-than-temporary impairment credit losses under either the base case or the adverse case housing price scenarios for the three months ended September 30, 2013.

The adverse case housing price scenario and associated results should not be construed as a prediction of the Bank’s future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical adverse case housing price scenario provide a measure of the credit losses the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in the Bank’s base case assessment.
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

Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures, collateral requirements, and other credit enhancements are used and are effective in mitigating the risk. The Bank manages credit risk through credit analysis, collateral management, and other credit enhancements. The Bank is also required to follow the requirements set forth by applicable regulations.

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of September 30, 2013.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2013.

The contractual or notional amount of derivatives transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers, accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.
The tables below provide information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of September 30, 2013
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties	Other Collateral Pledged To (From) Counterparties	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$18,538	$95	$(92)	$—	$3
Cleared derivatives	2,055	—	5	—	5
Liability positions with credit exposure:
Single-A	11,576	(227)	230	—	3
Cleared derivatives	8,874	(17)	47	—	30
Total derivative positions with non-member counterparties to which the Bank had credit exposure	41,043	(149)	190	—	41
Member institutions (1)	14	—	—	—	—
Total	$41,057	$(149)	$190	$—	$41
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
If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $127 million of collateral (at fair value) to its derivative counterparties as of September 30, 2013.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program* (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2013, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of September 30, 2013 and December 31, 2012, the allowance for credit losses on MPF loans was $11 million and $10 million, respectively. The increased loan loss reserve was due to the increase in the Bank’s loss severity estimates and additions to the loan loss reserve for defaulted troubled debt restructurings. The loss severity rate used in the loan loss reserve methodology for MPF loans increased to 43.1 percent as of September 30, 2013 from 42.2 percent as of December 31, 2012. The Bank uses actual loss claim data from its MPF loans to estimate incurred losses. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool.

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

			As of September 30, 2013	As of December 31, 2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,175	$7,427
		Non-qualifying hedges	—	4
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	25,712	29,711
		Non-qualifying hedges	740	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,522	3,278
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	180	222
		Total	37,329	41,382
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,740	1,990
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,790	2,040
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	36,684	49,544
		Non-qualifying hedges	3,936	6,125
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	22,152	12,680
		Non-qualifying hedges	15	305
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	—
		Total	62,832	68,674

			As of September 30, 2013	As of December 31, 2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,625	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	28	9
		Total	28	9
Total notional amount			$114,604	$124,730

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of credit concerns and lack of liquidity in the private-label MBS market beginning in 2009, however, market prices were influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distorted the effective duration impact. Thus, in the third quarter of 2009, the Bank changed its method of calculating effective duration to use the option adjusted spread of a date prior to the market disruptions at that time. To capture interest-rate changes, the Bank further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with effective duration characteristics. The Bank referred to this model as the Adjusted Fair Value (AFV) approach and believed this approach provided effective duration values that more accurately reflected the Bank's interest-rate risk during market disruptions, but could still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the FRB; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, the Bank viewed its effective duration gap exposure calculations as approximate, rather than absolute, values. During the second quarter of 2013, the Bank ceased using the AFV approach and returned to the option adjusted spread based on market price. As the percentage of private-label MBS within the Bank's investment portfolio has continued to decline, the option adjusted spread based on market price now produces similar results to those obtained by using the AFV approach.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years). The changes in the Bank's effective duration exposure between December 31, 2012 and September 30, 2013 in the table below are based upon the option adjusted spread based on market price. Using the AFV approach, the Bank estimates that its effective duration of equity would have been calculated at negative 1.45 years and the effective duration gap would have been calculated at negative 0.11 years as of September 30, 2013.

	As of September 30, 2013			As of December 31, 2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.65	0.49	0.29	0.48	0.31	0.24
Liabilities	0.42	0.58	0.35	0.38	0.43	0.33
Equity	4.93	(1.08)	(0.76)	2.17	(1.65)	(1.26)
Effective duration gap	0.23	(0.09)	(0.06)	0.10	(0.12)	(0.09)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2013			As of December 31, 2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$108,291	$109,539	$110,236	$119,465	$120,498	$120,813
Liabilities	102,646	103,654	104,296	113,123	114,045	114,319
Equity	5,645	5,885	5,940	6,342	6,453	6,494
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

As of September 30, 2013, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2013, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended September 30, 2013, filed on November 8, 2013, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	November 8, 2013	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	November 8, 2013	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer