Form 10-K
period 2013-12-31
Federal Home Loan Bank of Atlanta
filed 2014-03-14
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2013, the aggregate par value of the stock held by current and former members of the registrant was $4,871,539,700, and 48,715,397 total shares were outstanding as of that date. At February 28, 2014, 47,614,397 total shares were outstanding.

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

• the availability from acceptable counterparties, upon acceptable terms, of swaps, options, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes;

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

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies, and certified community development financial institutions (CDFIs) chartered in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank's stock is owned entirely by current or former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of a Bank member, and is not publicly traded. As of December 31, 2013, the Bank's membership totaled 996 financial institutions, comprising 705 commercial banks, 106 thrifts, 167 credit unions, 17 insurance companies, and one certified CDFI.

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

The Bank manages its operations as one business segment. Management and the Bank's board of directors review enterprise-wide financial information in order to make operating decisions and assess performance. As of December 31, 2013, the Bank had total assets of $122.3 billion, total advances of $89.6 billion, total investments of $26.9 billion, total COs of $112.9 billion, total deposits of $1.8 billion, and a retained earnings balance of $1.7 billion. The Bank's net income for the year ended December 31, 2013 was $338 million. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Bank's financial condition, changes in financial condition, and results of operations.

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

Advances

Advances are the Bank's primary product. Advances are fully secured loans made to members and eligible housing finance agencies, called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank's outstanding advances was $89.6 billion and $87.5 billion as of December 31, 2013 and 2012, respectively, and advances represented 73.2 percent and 70.7 percent of total assets as of December 31, 2013 and 2012, respectively. Advances generated 29.5 percent, 30.2 percent, and 23.2 percent of total interest income for the years ended December 31, 2013, 2012, and 2011, respectively.

Advances serve as a funding source to the Bank's members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

Generally, member institutions use the Bank's advances for one or more of the following purposes:

•	providing funding for single-family mortgages and multifamily mortgages held in the member's portfolio, including both conforming and nonconforming mortgages;

•	providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	providing funding for commercial real estate loans;

•	assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member's balance sheet to interest-rate changes;

•	providing a cost-effective alternative to meet contingent liquidity needs and liquidity management strategies; and

•	providing funding for community investment and economic development.

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

Adjustable or variable rate indexed advances. Adjustable or variable rate indexed advances include:

•
Daily Rate Credit Advance (DRC Advance). The DRC Advance provides short-term funding with rate resets on a daily basis, similar to federal funds lines. The DRC Advance is available generally from one day to 12 months.

•	Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is a long-term advance available for a term generally of up to 10 years with rate resets at specified intervals.

•
Capped and Floored Advances. The capped advance includes an interest-rate cap, while the floored advance includes an interest-rate floor. The interest rate on the advance adjusts according to the difference between the interest-rate cap or floor and the established index. The Bank offers this product with a maturity generally of one year to 10 years.

•
Float-to-Fixed Advance. This advance is an advance that floats to London Interbank Offered Rate (LIBOR) and changes to a predetermined fixed rate on a predetermined date prior to maturity. The Bank offers this product with a maturity generally of up to 15 years.

Fixed rate advances. Fixed rate advances include:

•	Fixed Rate Credit Advance (FRC Advance). The FRC Advance offers fixed-rate funds with principal due at maturity generally from one month to 20 years.

•
Callable Advance. The callable advance is a fixed-rate advance with a fixed maturity and the option for the member to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity generally of up to 10 years with options generally from three months to 10 years.

•
Expander Advance. The expander advance is a fixed-rate advance with a fixed maturity and an option by the borrower to increase the amount of the advance in the future at a predetermined interest rate. The option may be Bermudan or European. The Bank has established internal limits on the amount of such options that may be sold to mature in any given quarter. The Bank offers this product with a maturity generally of two years to 20 years with an option exercise date that can be set generally from one month to 10 years.

•
Principal Reducing Advance. The principal reducing advance is a fixed-rate advance with a final maturity generally up to 20 years and predetermined principal reductions on specific dates. The reduction schedule is predetermined by the borrower and may be scheduled on a monthly, quarterly, semi-annual, or annual basis. Amortization options include equal payments or structures similar to a mortgage.

Hybrid advances. The hybrid advance is a fixed- or variable-rate advance that allows the inclusion of interest-rate caps and/or floors. The Bank offers this product with a maturity generally of up to 10 years with options generally from three months to 10 years.

Convertible advances. In a convertible advance, the Bank purchases an option from the member that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank's option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options generally from three months to 15 years.

Forward starting advances. With the forward starting advance, the borrower may enter into the terms of any structured advance, including the fixed-rate Hybrid, ARC Advance, Expander Advance, or Float-to-Fixed Advance, with a future settlement date. Interest accrues beginning on the settlement date. A termination fee applies if the borrower voluntarily terminates the advance prior to the settlement date.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions). See Note 10—Advances to the audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2013		2012
	Amount	Percent of Total	Amount	Percent of Total
Adjustable or variable rate indexed	$12,584	14.32	$11,678	13.92
Fixed rate (1)	49,768	56.63	40,503	48.29
Hybrid	20,333	23.14	24,352	29.04
Convertible	3,510	3.99	5,174	6.17
Amortizing (2)	1,687	1.92	2,163	2.58
Total par value	$87,882	100.00	$83,870	100.00
 ____________
(1) Includes convertible advances whose conversion options have expired.
(2) Principal reducing advances, described above.

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

The following table presents information on the Bank's 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2013
Institution	City, State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Bank of America, National Association	Charlotte, NC	$17,263	19.64	0.57
Capital One, National Association	McLean, VA	8,506	9.68	0.31
Branch Banking and Trust Company	Winston Salem, NC	8,182	9.31	3.28
Capital One Bank (USA), National Association	Glen Allen, VA	7,800	8.88	0.24
SunTrust Bank	Atlanta, GA	7,015	7.98	0.31
Navy Federal Credit Union	Vienna, VA	6,924	7.88	3.40
Compass Bank	Birmingham, AL	3,468	3.94	1.08
Bank United, National Association	Miami Lakes, FL	2,415	2.75	0.35
Everbank	Jacksonville, FL	2,353	2.68	1.60
Pentagon Federal Credit Union	Alexandria, VA	1,546	1.76	3.34
Subtotal (10 largest borrowers)		65,472	74.50	1.23
Subtotal (all other borrowers)		22,410	25.50	1.91
Total par value		$87,882	100.00	1.40
 ____________
(1) The average interest rate of the member's advance portfolio weighted by each advance's outstanding balance.

A description of the Bank's credit risk management and collateral valuation methodology as it relates to its advance activity is contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Advances.

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms up to five years or for a one year term renewable annually with a final expiration date up to ten years after issuance. The Bank requires members to fully collateralize the face amount of any letter of credit issued by the Bank during the term of the letter of credit, and the Bank charges the member an annual fee based on the face amount of the letter of credit. If the Bank is required to make payment for a beneficiary's draw, these amounts must be reimbursed by the member immediately or, subject to the Bank's discretion, may be converted into an advance to the member. The Bank's underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $27.8 billion and $17.7 billion of outstanding standby letters of credit as of December 31, 2013 and 2012, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank's 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2013
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$27,829	24.06
Branch Banking and Trust Company	Winston Salem, NC	15,052	13.01
Capital One, National Association	McLean, VA	8,917	7.71
Compass Bank	Birmingham, AL	8,235	7.12
SunTrust Bank	Atlanta, GA	7,869	6.80
Capital One Bank (USA), National Association	Glen Allen, VA	7,800	6.74
Navy Federal Credit Union	Vienna, VA	6,924	5.99
Regions Bank	Birmingham, AL	2,639	2.28
BankUnited, National Association	Miami Lakes, FL	2,415	2.09
EverBank	Jacksonville, FL	2,413	2.09
Subtotal (10 largest borrowers)		90,093	77.89
Subtotal (all other borrowers)		25,578	22.11
Total advances par value and standby letters of credit		$115,671	100.00

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

AHP provides direct subsidy funds or subsidized advances to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income individuals and families. The Bank offers a Competitive AHP, a Set-aside AHP, and a discounted advance program that supports projects that provide affordable housing and economic development benefiting those individuals and families. A description of each program is as follows:

•	the Competitive AHP is offered annually through a competitive application process and provides funds for either rental or ownership projects submitted through member financial institutions;

•
the Set-aside AHP currently consists of ten distinct products: First-time Homebuyer, Community Stability, Foreclosure Recovery, Energy Efficiency & Weatherization Rehabilitation, Accessibility Rehabilitation, Veterans Purchase, Returning Veterans Purchase, Veterans Rehabilitation, Returning Veterans Rehabilitation, and the Structured Partnership Product. The Set-aside AHP products are available on a first-come, first-served basis and provide funds through member financial institutions to be used for down payment, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of a home for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, each of which provides the Bank's members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

For the years ended December 31, 2013 , 2012, and 2011, AHP assessments were $37 million, $30 million, and $21 million, respectively.

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

Mortgage Loan Purchase Programs

Historically, the Bank offered mortgage loan purchase programs to members to provide them an alternative to holding mortgage loans in portfolio or selling them into the secondary market. The names of one program, the Mortgage Partnership Finance® Program, “Mortgage Partnership Finance”, “MPF” and "MPF Xtra" are registered trademarks of FHLBank Chicago. MPF® Program and the Mortgage Purchase Program (MPP) are authorized under applicable regulations. Under both the MPF Program and MPP, the Bank purchased loans directly from member participating financial institutions (PFIs). The loans consisted of one-to-four family residential properties with original maturities ranging from five years to 30 years. Depending upon the program, the acquired loans may have included qualifying conventional conforming, Federal Housing Administration (FHA) insured, and Veterans Administration (VA) guaranteed fixed-rate mortgage loans. The Bank also purchased participation interests in loans on affordable multifamily rental properties through its Affordable Multifamily Participation Program (AMPP). In August 2013, the AMPP loans were sold which resulted in a gain of less than $1 million.

FHLBank Chicago developed the MPF Program and, as the MPF provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. FHA-insured and VA-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The Bank held $67 million and $92 million in FHA/VA loans under the MPF Program as of December 31, 2013 and 2012, respectively. As of December 31, 2013, three of the Bank's MPF PFIs, Branch Banking and Trust Company, SunTrust Bank, and Capital One, National Association, which like all PFIs were inactive as of December 31, 2013, were among the Bank's top 10 borrowers.

The Bank operates its MPP independently of other FHLBanks, and therefore it has greater control over pricing, quality of customer service, relationship with any third-party service provider, and program changes. Certain benefits of greater Bank control include the Bank's ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency. As of December 31, 2013, there were no MPP PFIs that were among the Bank's top 10 borrowers.

The Bank ceased purchasing new mortgage assets under MPF and MPP in 2008. The Bank purchased loans with contractual maturity dates extending out to 2038. The Bank plans to continue to support its existing MPP and MPF portfolios, which eventually will be reduced to zero in the ordinary course of the maturities and prepayments of the assets.

Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs, so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through its mortgage loan purchase programs.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Mortgage Loan Programs.

On January 23, 2014, the Finance Agency approved the Bank's new business activity request to offer the MPF Xtra program to members. Under the MPF Xtra program developed by FHLBank Chicago, FHLBank Chicago will purchase residential conforming fixed rate mortgage loans from FHLBank Atlanta PFIs and concurrently sell these loans to Fannie Mae. The PFI generally will retain the right and responsibility for servicing the loans, and the PFI may be required to repurchase a loan in the event of a breach of eligibility requirement or other warranty. The Bank will receive a counterparty fee from FHLBank Chicago for each PFI loan sold to FHLBank Chicago through the MPF Xtra program in exchange for the Bank's role in facilitating the sale. The MPF Xtra loans are passed through to a third-party investor and do not become Bank assets. The Bank expects to offer the MPF Xtra program to a small number of PFI members in 2014 and gradually expand the program over the next three years.

Investments

The Bank maintains a portfolio of short- and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs, and to provide additional earnings for the Bank. The Bank's short-term investments consist of interest-bearing deposits and overnight federal funds sold. The Bank's long-term investments consist of mortgage-backed securities (MBS) issued by GSEs or private label securities that, at purchase, carried the highest rating from Moody's Investors Service (Moody's) or Standard and Poor's Ratings Services (S&P), securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and COs issued by another FHLBank. The Bank ceased purchasing private label MBS on January 31, 2008. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments. As of December 31, 2013, 73.6 percent of the Bank's investments were in U.S. agency and GSE securities as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 62.8 percent, 61.9 percent, and 68.0 percent of total interest income for the years ended December 31, 2013, 2012 and 2011, respectively.

The Bank's MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank's list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance as of December 31, 2013 and 2012 included MBS with a carrying value of $2.1 billion and $2.5 billion, respectively, issued by one of the Bank's members and its affiliates with dealer relationships. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are set out in more detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

Previously, Finance Agency regulations further limited the Bank's investment in MBS and asset-backed securities by requiring that the total carrying value of MBS owned by the Bank not exceed 300 percent of the Bank's previous month-end total capital, as defined by regulation, plus mandatorily redeemable capital stock on the day it purchases the securities. Effective June 20, 2011, the value of securities used in the 300 percent of capital limit calculation was changed from carrying value to amortized historical cost for securities classified as held-to-maturity or available-for-sale, and fair value for securities classified as trading. For discussion regarding the Bank's compliance with this regulatory requirement, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.

The Bank periodically purchases COs issued by other FHLBanks through third-party dealers as long-term investments, consistent with the Bank's investment strategy and Finance Agency regulations and guidelines. The terms of these purchased COs generally are similar to the COs that are issued by the Bank. The Bank's purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” COs issued by the Bank. In making such purchases, the Bank considers the same factors that it considers in connection with the Bank's purchase of long-term debt issued by other GSEs, including the maturity, rate of return and liquid nature of the instrument. The Bank has not purchased any additional COs issued by other FHLBanks since 2002. As of December 31, 2013 and 2012, the Bank held one inverse variable-rate CO bond of which the FHLBank Chicago was the primary obligor. The carrying value of this CO bond as of December 31, 2013 and 2012 was $65 million and $77 million, respectively.

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Investments.

Funding Sources

Consolidated Obligations

Consolidated obligations, or COs, consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. The Office of Finance has responsibility for facilitating and executing the issuance of COs for all the FHLBanks. It also services all outstanding debt. The Bank is primarily liable for its portion of COs (i.e., those issued on its behalf); however, the Bank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs of all the FHLBanks. If the principal or interest on any CO issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of stock from, any member of the Bank. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any COs, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2013 and 2012. Effective May 7, 2014, the Finance Agency negative pledge regulation will no longer include "other securities that have been assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating or assessment assigned by that NRSRO to the COs."

Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that may use a variety of indices.

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

Regulations permit a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until such time as the Finance Agency has approved the FHLBank's CO payment plan or inter-

FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded derivatives. These customized features are offset predominately by derivatives to reduce the market risk associated with the COs.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank's funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. As of December 31, 2013 and 2012, the Bank had demand and overnight deposits of $1.8 billion and $2.1 billion, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than its current deposits from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or certain advances with maturities not exceeding five years. As of December 31, 2013 and 2012, the Bank had excess deposit reserves of $81.8 billion and $79.5 billion, respectively.

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

As of December 31, 2013, the membership stock requirement was 0.12 percent (12 basis points) of the member's total assets, subject to a cap of $20 million. On January 30, 2014, the board of directors of the Bank approved a reduction in the membership stock requirement to 0.09 percent (9 basis points) of the member's total assets, subject to a cap of $15 million, effective March 21, 2014.

As of December 31, 2013, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member's outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2013. As of December 31, 2013, the Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt/equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank's capital plan allows it to issue only Class B stock.

The Bank has established a capital management plan to help preserve the value of the members' investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank's capital and capital requirements, as well as information regarding the Bank's retained earnings and dividends, refer to Item 5, Market for Registrant's Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's audited financial statements.

Derivatives

Finance Agency regulations and the Bank's Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit trading in or the speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, and to achieve the Bank's risk management objectives. These derivatives consist of interest-rate swaps (including callable swaps and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•
preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

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

The total notional amount of the Bank's outstanding derivatives was $101.7 billion and $124.7 billion as of December 31, 2013 and 2012, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Competition

Advances. A number of factors affect demand for the Bank's advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank's members, such as demand deposits, brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Large members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of a number of factors, including market conditions, members' creditworthiness, and availability of collateral. Members continue to experience significant levels of liquidity due to higher FDIC deposit insurance limits which in 2010 were permanently increased to $250,000 per depositor, members' ability under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) to pay interest on and thus attract commercial demand deposit accounts, and the FDIC assessment system, revised in 2011, that eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances. To the extent that these assessment changes result in increased assessments and thus indirectly increase the cost of advances for some members, it may negatively impact their demand for advances.

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

The Government Corporation Control Act provides that, before a government corporation (which includes each of the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the FHLBank Act, the Secretary of the Treasury has the authority, at his discretion, to purchase COs up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury (Treasury) receives the Finance Agency's annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

The Comptroller General has authority under the FHLBank Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the FHLBank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, he must report the results and provide his recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General also may conduct his own audit of any financial statements of the Bank.

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

Available Information

Our website is located at www.fhlbatl.com, and our investor relations website is located at http://corp.fhlbatl.com/who-we-are/investor-relations/. We post our annual reports on Form 10-K on our investor relations website as soon as reasonably practicable after we file them with the SEC, and we also provide a link to the page on the SEC website at www.sec.gov that has all of our SEC filings, including our annual reports, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, dividend announcements, press and earnings releases as part of our latest news website at http://corp.fhlbatl.com/who-we-are/news/. The content of our websites is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Personnel

As of December 31, 2013, the Bank employed 343 full-time and 4 part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation except for real property tax; however, the Bank was obligated to make quarterly payments to the Resolution Funding Corporation (REFCORP) through the second quarter of 2011. On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment on July 15, 2011. Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP equivalent to 20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments.

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

REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. The combined REFCORP and AHP assessments for the Bank were $37 million, $30 million, and $43 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The Bank is rated Aaa with a stable outlook by Moody's and AA+ with a stable outlook by S&P. In addition, the COs of the FHLBanks are rated Aaa with a stable outlook/P-1 by Moody's and AA+ with a stable outlook/A-1+ by S&P. Historically, the Bank and the FHLBanks' COs enjoyed the highest ratings from Moody's and S&P; however, the credit rating agencies view these ratings as constrained by the sovereign credit of the U.S., which is beyond the Bank's control, and in the third quarter of 2011, the credit rating agencies revised their ratings for the individual FHLBanks and the COs concurrently with their downgrades of the U.S. credit rating. In 2013, the credit rating agencies revised their outlook levels to stable. These ratings are subject to further revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Further negative ratings actions or negative guidance, as a consequence of U.S. debt levels and/or political efforts to resolve U.S. fiscal policy, may adversely affect the Bank's cost of funds and ability to issue COs on acceptable terms, trigger additional collateral requirements under the Bank's derivative contracts, and reduce the attractiveness of the Bank's standby letters of credit, which could have a negative effect on the Bank's financial condition and results of operations, including the Bank's ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Competition for advances, and refinancing risk on short-term advances, could have an adverse effect on earnings.

Advances represent the Bank's primary product offering. For the year ended December 31, 2013, advances represented 73.2 percent of the Bank's total assets. The Bank competes with other suppliers of wholesale funding, including investment banks, commercial banks, and in certain circumstances, other FHLBanks, which provide secured and unsecured loans to the Bank's members. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. During 2013, the Bank's members continued to experience high deposit levels, which reduces member demand for advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank's profitability on advances, which could have a material adverse effect on the Bank's financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in an increased concentration of short-term advances. For the year ended December 31, 2013, advances due in one year or less comprised 58.4 percent of the Bank's total advances. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse effect on the Bank's financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank's reliance on a relatively small number of member institutions for a large portion of the Bank's total advances and resulting interest income. As of December 31, 2013, the Bank's largest borrower, Bank of America, National Association, accounted for $17.3 billion, or 19.6 percent, of the Bank's total advances then outstanding. The Bank's largest borrowers as of December 31, 2012 were Capital One, National Association and Capital One Bank (USA), National Association, which together accounted for $20.9 billion, or 24.9 percent, of the Bank's total advances then outstanding. In addition, as of December 31, 2013 and 2012, 10 of the Bank's member institutions (including Bank of America, National Association, Capital One, National Association, and Capital One Bank (USA), National Association) collectively accounted for $65.5 billion and $62.5 billion, respectively, of the Bank's total advances then outstanding. This concentration represented 74.5 percent of the Bank's total advances then outstanding as of December 31, 2013 and 2012. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank's financial condition and results of operations could be negatively affected.

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

Federal agencies including the Finance Agency, Fannie Mae, and Freddie Mac have implemented various measures and programs during the past few years intended to prevent foreclosure, such as lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government and the nation's largest mortgage servicers and states attorneys' general are focused on loan modifications and principal writedowns. In late January 2013, the Treasury department announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. These programs, proposals, and settlements could negatively impact investments in MBS, including the timing and amount of cash flows the Bank realizes from those investments. Additional developments could result in further increases to loss projections from these investments. Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in agency MBS. If that should occur, these investments would be paid off in advance of original expectations, subjecting the Bank to acceleration of premium amortization and reinvestment risk.

The Bank's exposure to credit risk could have an adverse effect on the Bank's financial condition and results of operations.

The Bank assumes secured and unsecured credit risk exposure associated with securities transactions, money market transactions, supplemental mortgage insurance agreements, and derivative contracts. The Bank routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. The insolvency or other inability of a significant counterparty to perform its obligations under a derivative contract or other agreement could have an adverse effect on the Bank's financial condition and results of operations. The Bank's credit risk may be exacerbated based on market movements that impact the value of the derivative or collateral positions, the failure of a counterparty to return collateral owed by the counterparty to the Bank, or when the collateral pledged to the Bank cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Bank. Any failure to properly perfect the Bank's security interest in collateral or any disruptions in the servicing of collateral in the event of a default could create credit losses for the Bank.

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody's at the time of purchase. As of December 31, 2013, 22.7 percent of the Bank's MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have improved recently; however, given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that declines in fair value in the Bank's MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank's earnings and retained earnings and the value of Bank membership.

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

The Bank relies heavily upon information systems and other technology, and any disruption or failure of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of the systems and technology. Computer systems, software and networks can be vulnerable to failures and interruptions, including as the result of any “cyberattacks” (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) or other breaches of technology security, that may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. Such failures, interruptions or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information related to the Bank's advances collateral and AHP and MPF program activities, or otherwise interrupt the Bank's ability to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. The Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of, any such failure, interruption or cyberattack. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, and could result in financial losses and legal and regulatory sanctions.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 189,412 square feet of this space. The Bank leases 11,093 square feet of office space in an off-site backup facility located in Marietta, Georgia and 384 square feet of off-site backup space in Norcross, Georgia for the Bank's disaster recovery data center. The Bank also leases 3,193 square feet of office space located in Washington, D.C. The Bank believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

Item 3.	Legal Proceedings.
MBS Litigation
On January 18, 2011, the Bank filed a complaint in the State Court of Fulton County, Georgia against Countrywide Financial Corporation (n/k/a/ Bank of America Home Loans), Countrywide Securities Corporation, Countrywide Home Loans, Inc., Bank of America Corporation (as successor to the Countrywide defendants), J.P. Morgan Securities, LLC (f/k/a J.P. Morgan

Securities, Inc. and Bear Stearns & Co., Inc.) and UBS Securities, LLC, et al. The Bank’s claims arise from material misrepresentations in the offering documents of thirty private-label MBS sold to the Bank. The Bank’s complaint alleges that the Countrywide Defendants (Countrywide Financial Corporation, Countrywide Securities Corporation, and Countrywide Home Loans, Inc.) and J.P. Morgan Securities, LLC violated the Georgia RICO (Racketeer Influenced and Corrupt Organizations) Act. The complaint further alleges that those defendants, as well as UBS Securities, LLC, committed fraud and negligent misrepresentation in violation of Georgia law, and that Bank of America Corporation is liable to the Bank as a successor to the Countrywide Defendants. In the complaint, the Bank seeks monetary damages and other relief as compensation for losses it has incurred in connection with the purchase of these private-label MBS. In December 2013, the Bank filed a motion to dismiss with prejudice its claims against Bank of America Corporation, J.P. Morgan Securities, LLC, and UBS Securities, LLC with respect to all Countrywide and J. P. Morgan securities. Bank of America Corporation is the parent holding company of Bank of America, National Association, one of the Bank's largest borrowers and stockholding members. See Item 1, Business - Credit Products and Services for a table of the Bank's 10 largest borrowers of advances, and Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for a table of members that are beneficial owners of more than five percent of the Bank's capital stock.
Other
The Bank is subject to various other legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member's satisfaction of any outstanding indebtedness and other statutory requirements, the Bank shall redeem at par value the member's capital stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank's capital plan. Prior to November 20, 2012, the Bank repurchased excess capital stock based on quarterly determinations. On November 20, 2012, the Bank began repurchasing activity-based excess capital stock on a daily basis. The Bank repurchased $1.3 billion, $1.1 billion, $1.6 billion, and $1.0 billion of excess capital stock during the first, second, third, and fourth quarters of 2013, respectively. The Bank repurchased $1.2 billion, $478 million, and $888 million of excess capital stock during the second, third, and fourth quarters of 2012, respectively. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2014, the Bank had 996 member and non-member shareholders and 48 million shares of its capital stock outstanding (including mandatorily redeemable shares).

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The Bank declared quarterly cash dividends in 2013 and 2012 as outlined in the table below (dollars in millions).

	2013		2012
Quarter	Amount	Annualized Rate (%)(1)	Amount	Annualized Rate (%)(2)
First	$29	2.32	$18	1.23
Second	26	2.29	22	1.51
Third	29	2.53	19	1.47
Fourth	32	2.76	30	2.43
____________
(1) Dividend rate was equal to the average three-month LIBOR for the preceding quarter plus 200, 200, 225, and 250 basis points for the first, second, third, and fourth quarters of 2013, respectively.
(2) Dividend rate was equal to the average three-month LIBOR for the preceding quarter plus 75, 100, 100, and 200 basis points for the first, second, third, and fourth quarters of 2012, respectively.

The Bank may pay dividends on its capital stock only out of its unrestricted retained earnings account or out of its current net income. The Bank's board of directors has discretion to declare or not declare dividends and to determine the rate of any dividends declared. The Bank's board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or if, after giving effect to the dividend, the Bank would fail to meet any of its capital requirements or it is determined that the dividend would create a financial safety and soundness issue for the Bank.

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of stock or otherwise issuing new "excess stock" if that FHLBank has excess stock greater than one percent of that FHLBank's total assets or if issuing such dividends or new excess stock would cause that FHLBank to exceed the one percent excess stock limitation. Excess stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank's capital plan. As of December 31, 2013, the Bank's excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of stock or issued new "excess stock," and a member's existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

The Bank's board of directors has adopted a capital management plan that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of the Bank's capital management plan, dividends, and the Joint Capital Agreement pursuant to which the restricted retained earnings account was established, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Because only member, former member, and certain non-member institutions, not individuals, may own the Bank's capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members' obligations, members' letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $13.9 billion, $6.3 billion, and $13.1 billion in standby letters of credit in 2013, 2012, and 2011, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the audited financial statements and related notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2009 to 2013, have been derived from annual financial statements, including the statements of condition as of December 31, 2013 and 2012 and the related statements of income for the years ended December 31, 2013, 2012, and 2011 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition or results of operations of any other interim or yearly periods (dollars in millions):

	As of and for the Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Condition (as of year end)
Total assets	$122,316	$123,705	$125,270	$131,798	$151,311
Investments (1)	26,944	30,454	36,138	39,879	32,940
Mortgage loans held for portfolio	929	1,255	1,639	2,040	2,523
Allowance for credit losses on mortgage loans	(11)	(11)	(6)	(1)	(1)
Advances	89,588	87,503	86,971	89,258	114,580
Interest-bearing deposits	1,752	2,094	2,655	3,093	2,989
Consolidated obligations, net:
Discount notes	32,202	31,737	24,330	23,915	17,127
Bonds	80,728	82,947	90,662	95,198	121,450
Total consolidated obligations, net (2)	112,930	114,684	114,992	119,113	138,577
Mandatorily redeemable capital stock	24	40	286	529	188
Affordable Housing Program payable	74	80	109	126	125
Payable to REFCORP	—	—	—	20	21
Capital stock - putable	4,883	4,898	5,718	7,224	8,124
Retained earnings	1,657	1,435	1,254	1,124	873
Accumulated other comprehensive income (loss)	112	(58)	(411)	(402)	(744)
Total capital	6,652	6,275	6,561	7,946	8,253
Statements of Income (for the year ended)
Net interest income	341	376	459	544	397
Provision for credit losses	5	6	5	—	—
Net impairment losses recognized in earnings	—	(16)	(118)	(143)	(316)
Net (losses) gains on trading securities	(100)	(67)	2	31	(135)
Net gains (losses) on derivatives and hedging activities	204	117	(9)	8	543
Letters of credit fees	20	18	19	14	7
Other income (3)	42	3	2	3	3
Noninterest expense (4)	127	125	123	79	113
Income before assessments	375	300	227	378	386
Assessments (5)	37	30	43	100	103
Net income	338	270	184	278	283
Performance Ratios (%)
Return on equity (6)	5.42	4.26	2.52	3.42	3.58
Return on assets (7)	0.28	0.22	0.15	0.19	0.16
Net interest margin (8)	0.29	0.31	0.37	0.38	0.22
Regulatory capital ratio (as of year end) (9)	5.37	5.15	5.79	6.74	6.07
Equity to assets ratio (10)	5.18	5.25	5.91	5.63	4.34
Dividend payout ratio (11)	34.52	32.82	29.48	9.63	8.51

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2013	$654,076
December 31, 2012	574,257
December 31, 2011	578,118
December 31, 2010	678,528
December 31, 2009	793,314

(3)	Other income includes service fees and other, and for the year ended December 31, 2013, amount includes a $33 million gain on litigation settlement.

(4)
For the year ended December 31, 2010, amount includes $51 million which represents the reversal of a portion of the provision for credit losses established on a receivable due from Lehman Brothers Special Financing Inc..

(5)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their REFCORP obligation.

(6)	Calculated as net income divided by average total equity.

(7)	Calculated as net income divided by average total assets.

(8)	Net interest margin is net interest income as a percentage of average earning assets.

(9)	Regulatory capital ratio is regulatory capital stock plus retained earnings as a percentage of total assets as of year end.

(10)	Calculated as average equity divided by average total assets.

(11)	Calculated as dividends declared during the year divided by net income during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank's financial condition as of December 31, 2013 and 2012, and results of operations for the years ended December 31, 2013, 2012, and 2011. This section explains the changes in certain key items in the Bank's financial statements from year to year, the primary factors driving those changes, the Bank's risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank's future performance, as well as how certain accounting principles affect the Bank's financial statements.

This discussion should be read in conjunction with the Bank's audited financial statements and related notes for the year ended December 31, 2013 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank's actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary
Financial Condition
As of December 31, 2013, total assets were $122.3 billion, a decrease of $1.4 billion, or 1.12 percent, from December 31, 2012. This decrease was primarily due to a $3.5 billion, or 11.5 percent, decrease in total investments, partially offset by a $2.1 billion, or 2.38 percent, increase in advances.
As of December 31, 2013, total liabilities were $115.7 billion, a decrease of $1.8 billion, or 1.50 percent, from December 31, 2012. This decrease was primarily due to a $1.8 billion, or 1.53 percent, decrease in COs.
As of December 31, 2013, total capital was $6.7 billion, an increase of $377 million, or 6.00 percent, from December 31, 2012. This increase was primarily due to the issuance of $5.0 billion of capital stock related to new advance activity and the recording of $338 million in net income and $170 million in other comprehensive income, partially offset by the repurchase/redemption of $5.0 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $116 million in dividends.
Results of Operations
The Bank recorded net income of $338 million for 2013, an increase of $68 million, or 24.9 percent, from net income of $270 million for 2012. The increase in net income was primarily due to a $111 million increase in noninterest income, partially offset by a $35 million decrease in net interest income.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 5.42 percent for 2013 compared to 4.26 percent for 2012. ROE increased for 2013, compared to 2012, primarily as a result of an increase in net income, and a decrease in average total capital during the year.

ROE spread to three-month average LIBOR increased to 515 basis points for 2013 compared to 383 basis points for 2012. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s interest rate spread was relatively stable at 26 basis points and 27 basis points for 2013 and 2012, respectively.
Business Outlook
During 2013, the Bank maintained its focus on an advances-driven, conservative-risk, steady-return business model, which enabled the Bank to report net income, pay dividends and repurchase excess stock consistently throughout the year despite continued uncertainties in the market.
The prolonged recovery of the U.S. economy, elevated domestic unemployment, continued uncertainties in the housing market, continuing fiscal issues, and current monetary policy continue to create a challenging operating environment for the Bank. While certain areas of the economy are experiencing improvement, such as unemployment, consumer confidence, and housing, the improvement is modest, and the momentum of the recovery remains tepid. The state of the economy is the single largest driver in determining the Bank's overall business outlook and impacts advance demand, asset and collateral values, member financial stability, funding costs, spreads, and many other facets of the Bank's portfolio. If the recovery continues at the current pace, member demand, advance levels, and net income might be challenged during 2014 but will likely continue to correlate positively with the pace of overall recovery. The outcome of certain factors, such as the fiscal and monetary policies measures or performance of global economies, could have a significant effect - either positive or negative - on national and Bank economic performance.
The prolonged low interest rate environment, which is expected to continue through 2015 despite the tapering of the Federal Reserve's quantitative easing programs, has resulted in borrowers strongly favoring short-term advances, and the Bank expects this preference to continue during 2014. Although the Bank experienced an overall increase in advances during 2013 compared to 2012, the high proportion of short-term advances subjects the Bank to significant refinancing risk. In addition, members continue to experience high levels of liquidity and low loan demand, which may reduce overall member demand for advances. Given the economic uncertainties discussed above, the Bank cannot accurately predict its ability to refinance or grow advances during the year. The Bank continues to develop additional products and services that enhance members' ability to respond to economic conditions and their increasing regulatory compliance requirements such as liquidity requirements based on Basel III.
The continued low rate environment also creates challenges for the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with few attractive reinvestment opportunities, and for the Bank's debt portfolio, as maturing debt is refinanced at higher interest rates. The Bank expects these trends to continue while interest rates remain low. Although a higher interest rate environment is more favorable for the Bank's total profitability, it has a negative impact on ROE spread to LIBOR.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2013		2012		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$89,588	73.24	$87,503	70.73	$2,085	2.38
Long-term investments	24,142	19.74	21,414	17.31	2,728	12.74
Short-term investments	2,802	2.29	9,040	7.31	(6,238)	(69.00)
Mortgage loans, net	918	0.75	1,244	1.01	(326)	(26.23)
Other assets	4,866	3.98	4,504	3.64	362	8.03
Total assets	$122,316	100.00	$123,705	100.00	$(1,389)	(1.12)
Consolidated obligations, net:
Discount notes	$32,202	27.84	$31,737	27.03	$465	1.46
Bonds	80,728	69.80	82,947	70.64	(2,219)	(2.68)
Deposits	1,752	1.51	2,094	1.78	(342)	(16.33)
Other liabilities	982	0.85	652	0.55	330	50.80
Total liabilities	$115,664	100.00	$117,430	100.00	$(1,766)	(1.50)
Capital stock	$4,883	73.41	$4,898	78.05	$(15)	(0.30)
Retained earnings	1,657	24.90	1,435	22.87	222	15.42
Accumulated other comprehensive income (loss)	112	1.69	(58)	(0.92)	170	293.97
Total capital	$6,652	100.00	$6,275	100.00	$377	6.00

Advances

The following table sets forth the Bank's advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2013		2012
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$2	5.36	$2	5.36
Due in one year or less	51,331	0.51	41,482	1.05
Due after one year through two years	5,366	1.77	7,915	2.15
Due after two years through three years	6,136	1.75	4,735	2.17
Due after three years through four years	8,495	2.04	5,821	2.01
Due after four years through five years	5,088	3.18	8,758	2.17
Due after five years	11,464	3.91	15,157	3.80
Total par value	87,882	1.42	83,870	1.90
Discount on AHP advances	(8)		(11)
Discount on EDGE advances	(7)		(8)
Hedging adjustments	1,726		3,658
Deferred commitment fees	(5)		(6)
Total	$89,588		$87,503
Advances outstanding as of December 31, 2013 grew modestly compared to December 31, 2012. As a result of the prolonged low interest rate environment, the majority of new advances are short-term advances. As of December 31, 2013, 85.2 percent of the Bank's advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, the majority of which are based on LIBOR. As of December 31, 2013 and 2012, 41.7 percent and 52.8 percent, respectively, of the Bank's fixed-rate advances were swapped and 28.2 percent and 28.8 percent, respectively, of the Bank's variable-rate advances were swapped. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

As of December 31, 2013, 74.5 percent of the Bank's total advances were outstanding to its 10 largest borrowing member institutions. Further information regarding the Bank's 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2013 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank's advances is set forth under Item 8, Financial Statements and Supplementary Information.

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

	As of December 31,		Increase (Decrease)
	2013	2012	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,007	$1,005	$2	0.22
Certificates of deposit	—	550	(550)	(100.00)
Securities purchased under agreements to resell	—	250	(250)	(100.00)
Federal funds sold	1,795	7,235	(5,440)	(75.19)
Total short-term investments	2,802	9,040	(6,238)	(69.00)
Long-term investments:
State or local housing agency debt obligations	93	108	(15)	(13.44)
U.S. government agency debt obligations	5,404	4,501	903	20.06
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	465	622	(157)	(25.29)
Government-sponsored enterprises residential	13,952	10,763	3,189	29.63
Private-label residential	4,228	5,420	(1,192)	(22.00)
Total mortgage-backed securities	18,645	16,805	1,840	10.95
Total long-term investments	24,142	21,414	2,728	12.74
Total investments	$26,944	$30,454	$(3,510)	(11.52)
____________

(1)
As of December 31, 2013 and 2012, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions, including this account with Branch Banking and Trust Company, with such members from time to time in the ordinary course of business.

The decrease in short-term investments from December 31, 2012 to December 31, 2013 was primarily due to a decrease in federal funds sold. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. Throughout 2013, the Federal Reserve paid interest on required and excess reserves balances held by depository institutions at a rate of 0.25 percent. An increase in bank reserves combined with the rate of interest paid on those reserves at the Federal Reserve has contributed to a decline in the volume of transactions taking place in the federal funds market. The Bank has also made a decision to limit its exposure in the unsecured credit market, which has also resulted in a decrease in federal funds sold.
The increase in long-term investments from December 31, 2012 to December 31, 2013 was primarily due to an increase in GSE MBS, partially offset by a decrease in private-label MBS. Recent market conditions have made MBS issued by GSEs more attractive and therefore the Bank has increased new purchases of these securities. Additionally, the Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of GSE MBS as of December 31, 2013 compared to December 31, 2012.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2013 and 2012, as these investments amounted to 282 percent and 264 percent of total capital plus mandatorily redeemable capital stock, respectively.
Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s audited financial statements for information on securities with unrealized losses as of December 31, 2013 and 2012.
The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s audited financial statements. For a discussion regarding impairment losses recognized in earnings during the reported periods see Management’s Discussion and Analysis—Results of Operations—Noninterest Income (Loss) below.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2012 to December 31, 2013 was primarily due to the maturity and prepayment of these assets during the year. The Bank ceased purchasing new mortgage loans in 2008. In addition, during the third quarter of 2013, the Bank reclassified its multifamily mortgage loan portfolio from the held-for-portfolio classification to mortgage loans held for sale. Subsequently, in August 2013, these loans, with an unpaid principal balance of $18 million, were sold, which resulted in a gain of less than $1 million.
As of December 31, 2013 and 2012, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2013	2012
	Percent of Total	Percent of Total
Florida	27.04	26.15
South Carolina	24.59	24.12
Georgia	14.34	14.34
North Carolina	10.92	11.48
Virginia	7.95	8.34
All other	15.16	15.57
Total	100.00	100.00

Supplementary financial data on the Bank's mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. COs remained relatively stable from December 31, 2012 to December 31, 2013. As of December 31, 2013, CO issuances financed 92.3 percent of the $122.3 billion in total assets, remaining relatively stable from the financing ratio of 92.7 percent as of December 31, 2012.
As of December 31, 2013 and December 31, 2012, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2013 and 2012, 77.5 percent and 81.4 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.34 percent and 1.57 percent of the Bank’s variable-rate CO bonds were swapped, respectively. As of December 31, 2013 and December 31, 2012 the Bank had no fixed-rate CO discount notes that were swapped to a variable rate.
As of December 31, 2013, callable CO bonds constituted 29.8 percent of the total par value of CO bonds outstanding, compared to 12.2 percent as of December 31, 2012. This increase was due to market conditions during 2013 that favored the issuance of callable CO bonds. With pricing on swapped fixed maturity debt at historic lows during 2012, the Bank replaced swapped callable debt with swapped fixed maturity debt to reduce the Bank’s level of refunding risk. Current market conditions no longer favor swapped fixed maturity debt. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Swap spreads tend to decrease as interest rates decrease, resulting in less favorable funding costs for the Bank. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.
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

Capital
The increase in total capital from December 31, 2012 to December 31, 2013 was primarily due to the issuance of $5.0 billion in capital stock and $508 million in comprehensive income during the period, partially offset by the repurchase/redemption of $5.0 billion in capital stock and the payment of $116 million in dividends. The main components of comprehensive income include $338 million of net income and $166 million net increase in the fair value of the Bank's available-for-sale securities.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 19, 2013, the Bank received notification from the Director that, based on September 30, 2013 data, the Bank meets the definition of “adequately capitalized.”
As of December 31, 2013 and 2012, the Bank had capital stock subject to mandatory redemption from 17 members and former members, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.
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
Prior to October 2013, the Bank assessed the adequacy of its capital under a stress testing methodology that largely mirrored the comprehensive capital analysis and review methodology used by the Federal Reserve. This stress testing methodology included a highly stressed scenario and an extremely stressed scenario, each over a two-year time horizon, and considered pessimistic assumptions about forecasted income, mark-to-market adjustments on derivatives and trading securities, credit risk, market risk and operational risk. Effective October 28, 2013, the Finance Agency issued a final rule that requires each FHLBank to implement stress testing under baseline, adverse, and severely adverse scenarios on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. Under the rule, the Finance Agency will annually issue guidance on the scenarios, assumptions and methodologies to be used in conducting the stress test. The Finance Agency's initial guidance for the annual stress test included prescribed assumptions related to house price index projections and other macroeconomic indicators, other-than-temporary-impairment analysis, and global market shocks. The Bank further developed assumptions not specifically provided by the Finance Agency regarding interest rate curves and the Bank's future business positions, within the parameters of the Bank's strategic plan, risk appetite, capital management plan and risk management policies. The Bank is required by the rule to annually disclose publicly the results of its severely adverse economic conditions stress test. The Bank expects to disclose its 2014 severely adverse economic conditions stress test between July 15 and July 30, 2014.
Under its capital management plan, the Bank targets a capital-to-assets ratio of 4.75 percent to 5.25 percent, and retained earnings equal to the restricted retained earnings account balance plus extremely stressed scenario losses. The Bank also attempts to maintain additional retained earnings equal to two quarters of dividends, based on the current dividend rate and current stock balance. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members' appetite for advances. The Bank targets the payment of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank's dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank's ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank's actual financial performance, its ability to maintain adequate retained earnings, and the discretion of the Bank's board of directors. Information about the Bank's dividends declared during 2013 and 2012 is contained in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the years ended December 31, 2013, 2012, and 2011.

Net Income
The following table sets forth the Bank’s significant income items for the years ended December 31, 2013, 2012, and 2011, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
Net interest income	$341	$376	$459	$(35)	(8.95)	$(83)	(18.01)
Provision for credit losses	5	6	5	(1)	(19.24)	1	26.57
Noninterest income (loss)	166	55	(104)	111	200.17	159	153.25
Noninterest expense	127	125	123	2	2.64	2	0.87
Total assessments	37	30	43	7	23.86	(13)	(29.08)
Net income	$338	$270	$184	$68	24.93	$86	46.94

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
The decrease in net interest income during 2013, compared to 2012, and during 2012, compared to 2011, was primarily due to a 50 and 58 basis points decrease in yield on the Bank’s long-term investments portfolio during the years, respectively. The yield on the Bank’s long-term investment portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments, as well as due to hybrid investments converting from a fixed interest rate to a lower floating interest rate. The Bank believes this trend is likely to continue in the current prolonged low interest rate environment.
The following table summarizes key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2013	2012	2011
Interest income:
Advances	$233	$294	$258
Investments	497	603	754
Mortgage loans	61	76	97
Total interest income	791	973	1,109

Interest expense:
Consolidated obligations	448	593	645
Interest-bearing deposits	1	1	1
Mandatorily redeemable capital stock	1	3	4
Total interest expense	450	597	650
Net interest income	$341	$376	$459

As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on interest income was a decrease of $623 million, $1.0 billion, and $1.4 billion during the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2013, 2012, and 2011 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as "Net gains (losses) on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread. The Bank's interest-rate spread was 26 basis points, 27 basis points and 32 basis points for 2013, 2012 and 2011, respectively. The decrease each year was primarily due to a decrease in yield on the Bank's long-term investment portfolio each year.

	For the Years Ended December 31,
	2013			2012			2011
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$3,204	$5	0.15	$4,279	$7	0.17	$3,599	$4	0.12
Certificates of deposit	219	—	0.20	702	2	0.30	909	2	0.23
Securities purchased under agreements to resell	1,089	1	0.08	293	1	0.20	—	—	—
Federal funds sold	7,424	9	0.12	10,356	18	0.17	14,483	24	0.16
Long-term investments (2)	21,987	482	2.19	21,333	575	2.69	22,160	724	3.27
Advances	84,452	233	0.28	81,857	294	0.36	79,848	258	0.32
Mortgage loans (3)	1,079	61	5.67	1,438	76	5.33	1,829	97	5.32
Loans to other FHLBanks	1	—	0.09	1	—	0.12	2	—	0.14
Total interest-earning assets	119,455	791	0.66	120,259	973	0.81	122,830	1,109	0.90
Allowance for credit losses on mortgage loans	(11)			(9)			(1)
Other assets	1,068			799			844
Total assets	$120,512			$121,049			$123,673
Liabilities and Capital
Interest-bearing deposits (4)	$2,227	1	0.02	$2,482	1	0.05	$2,851	1	0.04
Short-term debt	23,421	26	0.11	22,316	25	0.11	18,960	17	0.09
Long-term debt	85,466	421	0.49	85,550	568	0.66	89,896	628	0.70
Other borrowings	30	1	2.51	154	3	1.92	421	4	0.92
Total interest-bearing liabilities	111,144	449	0.40	110,502	597	0.54	112,128	650	0.58
Other liabilities	3,129			4,195			4,230
Total capital	6,239			6,352			7,315
Total liabilities and capital	$120,512			$121,049			$123,673
Net interest income and net yield on interest-earning assets		$342	0.29		$376	0.31		$459	0.37
Interest rate spread			0.26			0.27			0.32
Average interest-earning assets to interest-bearing liabilities			107.48			108.83			109.54

____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall change in net interest income between 2013 and 2012 was primarily rate related, and the change between 2012 and 2011 was primarily rate related as well.

	2013 vs. 2012			2012 vs. 2011
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(2)	$—	$(2)	$1	$2	$3
Certificates of deposit	(1)	(1)	(2)	(1)	1	—
Securities purchased under agreements to resell	1	(1)	—	1	—	1
Federal funds sold	(5)	(4)	(9)	(7)	1	(6)
Long-term investments	17	(110)	(93)	(26)	(123)	(149)
Advances	9	(70)	(61)	6	30	36
Mortgage loans	(20)	5	(15)	(21)	—	(21)
Total	(1)	(181)	(182)	(47)	(89)	(136)
Increase (decrease) in interest expense:
Short-term debt	1	—	1	3	5	8
Long-term debt	(1)	(146)	(147)	(29)	(31)	(60)
Other borrowings	(3)	1	(2)	(4)	3	(1)
Total	(3)	(145)	(148)	(30)	(23)	(53)
Increase (decrease) in net interest income	$2	$(36)	$(34)	$(17)	$(66)	$(83)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$—	$(16)	$(118)	$16	99.96	$102	86.01
Net (losses) gains on trading securities	(100)	(67)	2	(33)	(49.01)	(69)	*
Net gains (losses) on derivatives and hedging activities	204	117	(9)	87	74.03	126	*
Letters of credit fees	20	18	19	2	9.79	(1)	(6.41)
Gain on litigation settlements	33	—	—	33	100.00	—	—
Other	9	3	2	6	140.70	1	80.93
Total noninterest income (loss)	$166	$55	$(104)	$111	200.17	$159	153.25
____________
* Not meaningful

The change in total noninterest income (loss) noted in the above table was primarily due to an increase in gains/losses on derivative and hedging activities, gains on litigation settlements on MBS securities, partially offset by an increase in net (losses) gains on trading securities.

The $87 million increase in net gains (losses) on derivatives and hedging activities primarily resulted from an increase in gains on effective hedges of $56 million as well as gains on stand-alone derivatives that hedge the trading securities of $40 million. There was also a smaller increase associated with the Bank's standalone derivatives used to macrohedge the MBS portfolio of $17 million. These increases in gains were partially offset by a $23 million decrease in gains associated with geography related amortizations and interest reclassifications that are offset in net interest income.

The $33 million increase in the loss on trading securities results from a decrease in the fair value of the securities due to changes in rates during 2013. As noted above, the increase in the loss on the trading securities is offset by an increase in the gains on the derivatives hedging these securities of $40 million.

During 2013, the Bank agreed with certain of its defendants to settle claims against them arising from certain investments in private-label MBS.  As a result of these settlement agreements, the Bank recorded a gain on litigation settlements of $33 million, which is net of legal fees and expenses.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(216)	$—	$24	$—	$(192)
Net interest settlements included in net interest income (2)	(1,033)	—	602	—	(431)
Total effect on net interest (expense) income	$(1,249)	$—	$626	$—	$(623)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$202	$—	$(22)	$—	$180
Gains on derivatives not receiving hedge accounting including net interest settlements	7	5	1	11	24
Total net gains (losses) on derivatives and hedging activities	209	5	(21)	11	204
Net losses on trading securities (3)	—	(100)	—	—	(100)
Total effect on noninterest income (loss)	$209	$(95)	$(21)	$11	$104
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

	For the Year Ended December 31, 2012
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(245)	$—	$32	$—	$(213)
Net interest settlements included in net interest income (2)	(1,397)	—	574	—	(823)
Total effect on net interest (expense) income	$(1,642)	$—	$606	$—	$(1,036)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$199	$—	$(32)	$—	$167
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(46)	3	(7)	(50)
Total net gains (losses) on derivatives and hedging activities	199	(46)	(29)	(7)	117
Net losses on trading securities (3)	—	(67)	—	—	(67)
Total effect on noninterest income (loss)	$199	$(113)	$(29)	$(7)	$50
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Year Ended December 31, 2011
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(199)	$—	$37	$—	$—	$(162)
Net interest settlements included in net interest income(2)	(2,054)	—	804	2	—	(1,248)
Total effect on net interest (expense) income	$(2,253)	$—	$841	$2	$—	$(1,410)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$146	$—	$(2)	$—	$—	$144
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	8	(129)	6	—	(38)	(153)
Total net gains (losses) on derivatives and hedging activities	154	(129)	4	—	(38)	(9)
Net gains on trading securities (3)	—	2	—	—	—	2
Total effect noninterest income (loss)	$154	$(127)	$4	$—	$(38)	$(7)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Noninterest expense:
Compensation and benefits	$69	$68	$75	$1	$(7)
Cost of quarters	5	5	5	—	—
Other operating expenses	39	35	35	4	—
Total operating expenses	113	108	115	5	(7)
Finance Agency and Office of Finance	14	16	16	(2)	—
Other	—	1	(8)	(1)	9
Total noninterest expense	127	125	123	2	2

Assessments:
Affordable Housing Program	37	30	21	7	9
REFCORP	—	—	22	—	(22)
Total assessments	37	30	43	7	(13)
Total noninterest expense and assessments	$164	$155	$166	$9	$(11)
Total noninterest expense remained relatively stable during 2013, 2012, and 2011.

The increase in total assessments during 2013, compared to 2012, was due to an increase in income before assessments during the year. The decrease in total assessments during 2012, compared to 2011, was primarily due to the satisfaction of the Bank's REFCORP obligation during the second quarter of 2011, as previously discussed.

Liquidity and Capital Resources
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called COs, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, and the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with operational liquidity and contingent liquidity, and other regulatory requirements. The Bank also performs a separate and independent measure of liquidity, a 45-day liquidity measurement, to validate the level of liquidity reserves.
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2013. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2013.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. The Bank considers the joint and several liabilities to be related-party guarantees. These related-party guarantees meet a scope exception under GAAP. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of December 31, 2013 and 2012. As of December 31, 2013, the FHLBanks had $766.8 billion in aggregate par value of COs issued and outstanding, $112.8 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. As of December 31, 2013, the Bank had outstanding standby letters of credit of $27.8 billion with original terms of one month to 20 years, with the longest final stated expiration in 2030, and 14 outstanding standby letters of credit for a total of $20 million subject to renewal on an annual basis with no stated maturity date (commonly known as evergreen letters of credit). As of December 31, 2012, the Bank had outstanding standby letters of credit of $17.7 billion with original terms of less than four months to 20 years, with the longest final stated expiration in 2030, and five outstanding evergreen letters of credit for a total of $49 million. The increase in standby letters of credit from 2012 is due in part to members' ability to utilize these standby letters of credit to meet their Basel III liquidity requirements.
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
Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2013. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank's contractual obligations and commitments as of December 31, 2013 (in millions):

	One year or less	After one year through three years	After three years through five years	After five years	Total
Long-term debt	$41,725	$16,988	$11,505	$10,334	$80,552
Standby letters of credit	4,785	4,840	1,311	16,853	27,789
Mandatorily redeemable capital stock	5	17	1	1	24
Commitments to fund additional advances	110	34	—	—	144
Pension and post-retirement contributions	7	5	6	17	35
Operating leases	1	2	—	—	3
Total	$46,633	$21,886	$12,823	$27,205	$108,547

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

Fair values play an important role in the valuation of certain of the assets, liabilities and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available, even in situations in which trading volume may be low when compared with prior periods as has been the case during the current market environment. If quoted market prices or market-based prices are not available, the Bank determines fair values based on valuation models that use discounted cash flows, using market estimates of interest rates and volatility.

Valuation models and their underlying assumptions are based on the best estimates of management of the Bank with respect to:

•	market indices (primarily LIBOR and the Fed Funds Effective Swap Rate (OIS));

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors, including default and loss rates.

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

As of December 31, 2013 and 2012, the fair value of the Bank's available-for-sale private-label MBS investment portfolio was determined using unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 19—Estimated Fair Values to the Bank's 2013 audited financial statements.

Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank's private-label MBS portfolio that are in an unrealized loss position are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

If the present value of the expected cash flows of a particular security is less than the security's amortized cost basis, the security is considered to be other-than temporarily impaired. The amount of the other-than-temporary impairment is separated into two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in noninterest income (loss). The credit loss on a debt security is limited to the amount of that security's unrealized loss. If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive income (loss).

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

Advances and Letters of Credit

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower's collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance or letter of credit. Based on the collateral held as security, its collateral policies, management's credit analysis and the repayment history on advances, the Bank did not anticipate any credit losses on advances or letters of credit as of December 31, 2013 and 2012. Accordingly, the Bank has not recorded any allowance for credit losses on advances or letters of credit. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank's credit risk policies and practice.

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

Multifamily Residential Mortgage Loans

The Bank sold its multifamily residential mortgage loan portfolio in August 2013. Prior to the sale, multifamily residential mortgage loans were individually evaluated for impairment. An independent third-party loan review was performed annually on all the Bank's multifamily residential mortgage loans to identify credit risks and to assess the overall ability of the Bank to collect on those loans. The allowance for credit losses related to multifamily residential mortgage loans was comprised of specific reserves and a general reserve.
The Bank established a reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A loan was considered impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due, including principal and interest, according to the contractual terms of the loan. The loans were collateral dependent; that is, the ability to repay the loan was dependent on amounts generated by the collateral. Therefore, should a loan be classified as impaired, the loan would be adjusted to reflect the fair value of the underlying collateral less cost to sell.

To identify the loans that would be subject to review for impairment, the Bank reviewed all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. The Bank used six grade categories when assigning credit ratings to individual loans. These credit ratings involved a high degree of judgment in estimating the amount and timing of future cash flows and collateral values. While the Bank's allowance for credit losses was sensitive to the credit ratings assigned to a loan, a hypothetical one-level downgrade or upgrade in the Bank's credit ratings for all multifamily residential mortgage loans would not result in a change in the allowance for credit losses that would be material as a proportion of the unpaid principal balance of the Bank's mortgage loan portfolio.

A general reserve was maintained on multifamily residential mortgage loans not subject to specific reserve allocations to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves for individual loans. To establish the general reserve, the Bank assigned a risk classification to this population of loans. A specified percentage was allocated to the general reserve for designated risk classification levels. The loans and risk classification designations were reviewed by the Bank on an annual basis.

Federal Funds
Term federal funds are generally short-term and their recorded balance approximates fair value. The Bank invests in federal funds with investment-grade counterparties, which are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of December 31, 2013 and 2012, all investments in federal funds were repaid or expected to repay according to the contracted terms.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, or the dollar value of the resale agreement will be decreased accordingly. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2013.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank's 2013 audited financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management's estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2013 and 2012. The Bank uses derivatives in its risk management program for the following purposes:

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank's 2013 audited financial statements for a discussion of recently issued and adopted accounting guidance.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae and Freddie Mac (together, the Enterprises) and the FHLBanks (together with the Enterprises, the "regulated entities"). In addition, the proposed rule would make certain amendments or additions, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopts an enterprise wide risk management program and appoints a Chief Risk Officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	Require each regulated entity’s board to include committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance; and

•
Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity's indemnification policies, procedures and practices and may limit or prohibit indemnification payments in furtherance of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued an interim final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Finance Agency Director to approve, disapprove, prohibit, or withhold compensation of certain executive officers of the FHLBanks and the Office of Finance. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule prohibits an FHLBank or the Office of Finance from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. Failure by an FHLBank or the Office of Finance to comply with the rule may result in supervisory action by the Finance Agency. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this rule would be to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

Final Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On December 23, 2013, the Finance Agency published a final Advisory Bulletin that sets forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks. The guidance asserts that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to insured depository institution members, arising from differences in each state’s statutory and regulatory regimes and the statutory accounting principles and reporting practices applicable to insurance companies. The standards include consideration of, among other things:

•	an FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;

•
the use of funding agreements between an FHLBank and an insurance company member to document advances and whether that FHLBank would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

•
the FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

•	whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Final Rule on Stress-Testing Requirements. On September 26, 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse, and severely adverse scenarios, on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. The rule provides that the Finance Agency will issue annual guidance on the scenarios and methodologies to be used in conducting the stress test. Each FHLBank must publicly disclose the results of its severely adverse economic conditions stress tests. The final rule requires each FHLBank to take the results of the annual stress test into account in making any changes, as appropriate to its capital structure (including the level and composition of capital); its exposures, concentrations, and risk positions; any plans for recovery and resolution; and to improve overall risk management. The FHLBank is expected to consult with Finance Agency supervisory staff in making such improvements. The rule became effective October 28, 2013.

Joint Proposed Rule on Credit Risk Retention for Asset-backed Securities. On September 20, 2013, the Finance Agency with other U.S. federal regulators jointly issued a proposed rule requiring asset-backed securities (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule revises a 2011 proposed rule on ABS credit risk retention. In general, as with the original proposed rule, the revised proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rule as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline in housing prices and high unemployment. The proposed rule would exempt agency MBS from the risk-retention requirements so long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all interests in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk-retention requirements. Comments on the proposed rule were due October 30, 2013. At this time, the impact of this rule (if adopted) on the Bank’s operations is uncertain.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets For Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank expects to adopt the adverse classification requirements and the charge-off requirements of AB 2012-02 beginning in 2014. The Bank does not expect the adoption of AB 2012-02 to have a material impact on the Bank's financial condition or results of operations.

Other Significant Developments

Fraud Detection and Reporting. On February 25, 2014, the Financial Crimes Enforcement Network (FinCEN) issued final regulations that would require the regulated entities to develop anti-money laundering (AML) programs and to file suspicious activity reports (SARs) with FinCEN. FinCEN has delegated the authority to examine the regulated entities' compliance with these regulations to the Finance Agency, but has retained enforcement authority. The requirement to develop, implement, and maintain AML and SAR reporting programs may increase compliance costs and subject the Bank to heightened liability risk.

Regulation of Systemically Important Nonbank Financial Companies. In 2012, the Financial Stability Oversight Council (Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (FRB) and subject that company to certain heightened prudential standards (commonly referred to as a “systemically important financial institution” or “SIFI”). The Oversight Council will analyze a nonbank financial company for possible SIFI designation under a three stage process based on the size of the nonbank financial company, the potential threat that the nonbank financial company could pose to U.S. financial stability, and information collected directly from the company. A nonbank financial company that the Oversight Council proposes to designate as a SIFI under this rule has the opportunity to contest the designation.

On April 5, 2013, the Federal Reserve System published a final rule that establishes the requirements for determining when a company is “predominately engaged in financial activities” and thus a “nonbank financial company.” The Bank would likely be deemed a nonbank financial company under these definitions, and as of December 31, 2013, the Bank meets the total consolidated assets and total debt outstanding thresholds for the first stage of analysis established for designating SIFIs. To date, the Bank has not received any request for information or communication from the Oversight Council pursuant to the final rule and guidance. Designation as a SIFI could adversely impact the Bank’s operations and business if additional Federal Reserve standards result in additional costs, liquidity or capital requirements, and/or restrictions on the Bank’s business activities.

Housing Finance and Housing GSE Reform. The Bank expects Congress to continue to consider reforms for U.S. housing finance and the regulated entities, including the resolution of the Enterprises. Legislation has been introduced in both the House of Representatives and the Senate that would wind down the Enterprises and replace them with a new finance system to support the secondary mortgage market. On June 25, 2013, a bill entitled the Housing Finance Reform and Taxpayer Protection Act of 2013 (the Housing Finance Reform Act) was introduced in the Senate with bipartisan support. On July 11, 2013, Republican leaders of the House Financial Services Committee submitted a proposal entitled the Protecting American Taxpayers and Homeowners Act of 2013 (the PATH Act). Both proposals would have direct implications for the FHLBanks if enacted.

While both proposals reflect the Finance Agency’s efforts over the past year to lay the groundwork for a new U.S. housing finance structure by creating a common securitization platform and establishing national standards for mortgage securitization, they differ on the role of the federal government in the revamped housing finance structure. The Housing Finance Reform Act would establish the Federal Mortgage Insurance Corporation (the FMIC) as an independent agency in the Federal government, replacing the Finance Agency as the primary Federal regulator of the FHLBanks. The FMIC would, among other things, facilitate the securitization of eligible mortgages by insuring covered securities in a catastrophic risk position. The FHLBanks would be allowed to apply to become an approved issuer of covered securities to facilitate access to the secondary market for smaller community mortgage lenders. Any covered MBS issued by the FHLBanks or subsidiary would not be issued as a CO and would not be treated as a joint and several obligation of any FHLBank that has not elected to participate in such issuance.

By contrast, the PATH Act would effectively eliminate any government guarantee of conventional, conforming mortgages except for FHA, VA, and similar loans designed to serve first-time homebuyers and low- and moderate-income borrowers. The FHLBanks would be authorized to act as aggregators of mortgages for securitization through a newly established common market utility.

The PATH Act would also revamp the statutory provisions governing the board composition of the FHLBanks. Among other things, for merging FHLBanks, the number of directors would be capped at 15 and the number of member directors allocated to a state would be capped at two until each state has at least one member director. In addition, the Finance Agency would be given the authority, consistent with the authority of other banking regulators, to regulate and examine certain vendors of an FHLBank or an Enterprise. Also, the PATH Act would remove the requirement that the Finance Agency adopt regulations establishing standards of community investment or service for FHLBanks’ members.

On March 11, 2014, U.S. Senate Banking Committee Chairman Tim Johnson, a Democrat, and Senator Mike Crapo, the panel's top Republican, announced bi-partisan agreement on a draft bill to wind down the Enterprises. The Bank will assess the potential impact of the bill when it is released publicly.

The Bank expects Congress to consider these and other changes to the U.S. housing finance system in the coming months. Any such proposal likely would have consequences for the FHLBank System and the Bank’s ability to provide readily accessible liquidity to Bank members. However, given the uncertainty of the Congressional process, it is impossible to determine at this time whether or when legislation would be enacted for housing GSE or housing finance reform. The ultimate effects of these efforts on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Money Market Mutual Fund (MMF) Reform. In 2012, the Oversight Council proposed recommendations for structural reforms of MMFs. The Oversight Council has stated that these reforms are intended to address the structural vulnerabilities of MMFs. In addition, on June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The demand for COs may be impacted by the structural reform ultimately adopted. Accordingly, such reforms could cause the Bank’s funding costs to rise or otherwise adversely impact market access and, in turn, adversely impact the Bank’s results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule on Qualified Mortgages. On January 10, 2013 the CFPB issued its final rule on Ability to Repay and Qualified Mortgage Standards Under the Truth in Lending Act, effective January 10, 2014, establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Lenders are not required to consider whether a borrower has the ability to repay certain loans, such as home equity lines of credit, timeshare plans, reverse mortgages and temporary loans. The final rule provides for a rebuttable safe harbor from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender’s mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date as it issued the final rule, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans as QM mortgages. Comments on that proposal were due by February 25, 2013.

The QM liability safe harbor could incentivize lenders, including the Bank’s members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members’ mortgage loan lending and, in turn, reduce demand for FHLBank advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Basel Committee on Banking Supervision - Final Capital Framework. In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency (the OCC) adopted a final rule, and the FDIC (together with the Federal Reserve and the OCC, the Financial Regulators) adopted an interim final rule (which was amended September 10, 2013), establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The FHLBanks are not required to meet Basel III requirements, but many FHLBank members are subject to these new requirements. The new capital framework includes, among other things:

•	a new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement, and an additional capital conservation buffer;

•	revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and

•	a supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of the Bank’s members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Conversely, the new requirements could create incentives for members to use term advances to create and maintain balance-sheet liquidity. Most of the Bank’s members must begin to comply with the final rule by January 1, 2015, although some larger members were required to begin to comply by January 1, 2014.

Basel Committee on Bank Supervision - Proposed Liquidity Coverage Ratio. In October 2013, the Financial Regulators issued a proposed rule with a comment deadline of January 31, 2014 for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations, bank holding companies, systemically important, non-bank financial institutions designated for Federal Reserve supervision that do not have substantial insurance activities, certain savings and loan holding companies, and depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure, and to their consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. A modified and slightly less rigorous LCR would apply to bank holding companies and savings and loan holding companies with $50 billion or more in total assets.

Among other things, the proposed rule defines various categories of high quality, liquid assets (HQLAs) to satisfy the LCR over a 21- or 30- day period, and these HQLAs are further categorized into Levels 1, 2A or 2B. Level 1 has the most favorable, and Level 2B has the least favorable, treatment among HQLAs for the LCR. As proposed, COs would be Level 2A HQLAs. Level 2A HQLAs are subject to a 15% valuation discount and, with all other Level 2 assets, may not constitute more than 40% of all required HQLAs. At this time, the impact of this rule (if adopted) on the System COs is uncertain.

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On October 30, 2013, the National Credit Union Administration (NCUA) published a final rule requiring, among other things, that federally-insured credit unions with assets of $250 million or more must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed economic circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The final rule does not include FHLBank membership as an emergency liquidity source. Accordingly, the final rule may adversely impact the Bank’s results of operations if it causes the Bank’s federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. The published rule will become effective March 31, 2014.

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

•
Market Risk/Earnings - produce a long-term ROE spread to 3-month LIBOR of 50 to 400 basis points, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets.

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

•
Operational Risk - manage the key risks associated with operational availability of critical systems, the integrity and security of the Bank's information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Control Objectives for Information and Related Technology standards; and deliver an employment value proposition that allows the Bank to build, retain, engage, and develop staff capable of meeting the evolving needs of its key stakeholders and the ability to effectively manage enterprise-wide risks.

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

			As of December 31,
			2013	2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$6,919	$7,427
		Non-qualifying hedges	—	4
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	23,715	29,711
		Non-qualifying hedges	740	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,522	3,278
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	145	222
		Total	35,041	41,382
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,380	1,990
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,430	2,040
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	26,581	49,544
		Non-qualifying hedges	1,900	6,125
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	23,983	12,680
		Non-qualifying hedges	—	305
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	—
		Total	52,509	68,674

			As of December 31,
			2013	2012
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	125	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,625	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	49	9
Interest rate swaption	To offset swaptions executed with members by executing swaptions with derivatives counterparties.	Non-qualifying hedges	40	—
		Total	89	9
Total notional amount			$101,694	$124,730

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

Under normal circumstances, effective duration is computed by calculating an option adjusted spread based on market price. This method works well if the market price is dependent on interest rates instead of credit or liquidity. In light of credit concerns and lack of liquidity in the private-label MBS market beginning in 2009, however, market prices were influenced more by credit and liquidity than interest rates, resulting in very low prices and very high option adjusted spreads which distorted the effective duration impact. Thus, in the third quarter of 2009, the Bank changed its method of calculating effective duration to use the option adjusted spread of a date prior to the market disruptions at that time. To capture interest-rate changes, the Bank further adjusted its option adjusted spread by adding a spread to reflect option adjusted spread changes in callable debt instruments with effective duration characteristics. The Bank referred to this model as the Adjusted Fair Value (AFV) approach and believed this approach provided effective duration values that more accurately reflected the Bank's interest-rate risk during market disruptions, but could still result in modest differences due to volatility and uncertainty in the capital markets (such as changing credit standards, variable mortgage refinancing capacity, the spread between MBS rates and Treasury rates, and uncertainty regarding future MBS actions by the FRB; factors such as these are difficult to reduce to quantitative model inputs). Given this limitation, the Bank viewed its effective duration gap exposure calculations as approximate, rather than absolute, values. During the second quarter of 2013, the Bank ceased using the AFV approach and returned to the option adjusted spread based on market price because market prices had returned to their normal correlation to interest rates. As the percentage of private-label MBS within the Bank's investment portfolio has continued to decline, the option adjusted spread based on market price now produces similar results to those obtained by using the AFV approach.

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years). The changes in the Bank's effective duration exposure between December 31, 2012 and 2013 in the table below are based upon the option adjusted spread based on market price. Using the AFV approach, the Bank estimates that its effective duration of equity would have been calculated at .05 years and the effective duration gap would have been calculated at negative .02 years as of December 31, 2013.

	As of December 31,
	2013			2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.62	0.47	0.26	0.48	0.31	0.24
Liabilities	0.37	0.48	0.36	0.38	0.43	0.33
Equity	5.21	0.28	(1.44)	2.17	(1.65)	(1.26)
Effective duration gap	0.25	(0.01)	(0.10)	0.10	(0.12)	(0.09)
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 19—Estimated Fair Values to the Bank's 2013 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2013			2012
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$118,940	$120,261	$120,863	$119,465	$120,498	$120,813
Liabilities	112,686	113,632	114,242	113,123	114,045	114,319
Equity	6,254	6,629	6,621	6,342	6,453	6,494
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

	As of December 31,
	2013		2012
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	7	$63	7	$169
2	32	4,742	27	1,872
3	48	9,919	37	1,124
4	50	14,433	35	9,467
5	114	13,792	89	24,848
6	101	21,296	104	26,049
7	92	20,333	84	4,357
8	56	1,063	88	12,829
9	27	883	56	1,437
10	52	898	65	1,403

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of December 31, 2013, eight borrowers have been approved for a credit limit higher than 30 percent.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. For more information about the types of collateral held for the Bank’s advances refer to Note 10—Advances to the Bank’s audited financial statements.
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, multifamily and commercial real estate loans, and home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The use of this market-

based valuation methodology allows the Bank to establish its collateral discounts with greater precision and provides greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.
The following table provides information on FDIC insured institutions that were placed into receivership during the years indicated.

	For the Years Ended December 31,
	2013	2012	2011
FHLBank Atlanta members	5	22	45
Non-FHLBank Atlanta members	19	29	47
Total FDIC-insured	24	51	92

All outstanding advances to those member institutions placed into FDIC receivership were either paid in full or assumed by another member or non-member institution under purchase and assumption agreements between the assuming institution and the FDIC. The number of member institution failures decreased significantly from 2012 as capital levels, asset quality, and the overall financial condition of member institutions have improved. The Bank expects this trend to continue.
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2013 and 2012.

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
Effective May 7, 2014, the Finance Agency regulations will no longer permit the Bank to rely on NRSRO ratings with respect to its investments; the Bank will be required to make a determination of whether a security is investment quality based on its own documented analysis. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's RMP and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities.
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

	As of December 31, 2013
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Canada	$250	$—	$—	$250
Germany	—	—	67	67
United Kingdom	510	—	—	510
United States of America	1,035	1,007	4	2,046
Total	$1,795	$1,007	$71	$2,873
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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $8.8 billion as of December 31, 2012 to $2.8 billion as of December 31, 2013. There were two such counterparties that represented 54.1 percent, and four counterparties, Branch Banking and Trust, Lloyds TSB Bank plc, Peoples United Bank, and SunTrust Bank, that each represented greater than 10 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties as of December 31, 2013. The Bank’s unsecured credit portfolio consists primarily of federal funds sold with overnight maturities.
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
The tables below provide information on the credit ratings of the Bank’s investments held as of December 31, 2013 and 2012, based on their credit ratings as of December 31, 2013 and 2012 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of December 31, 2013
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,007
Federal funds sold	—	—	1,395	400	—	—	—	—	—	—	—	1,795
Total short-term investments	—	1	2,401	400	—	—	—	—	—	—	—	2,802
Long-term investments:
State or local housing agency debt obligations	—	93	—	—	—	—	—	—	—	—	—	93
U.S. government agency debt obligations	—	5,404	—	—	—	—	—	—	—	—	—	5,404
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	465	—	—	—	—	—	—	—	—	—	465
Government-sponsored enterprises residential	466	13,486	—	—	—	—	—	—	—	—	—	13,952
Private-label residential	—	62	123	511	523	809	534	323	161	1,176	6	4,228
Total mortgage-backed securities	466	14,013	123	511	523	809	534	323	161	1,176	6	18,645
Total long-term investments	466	19,510	123	511	523	809	534	323	161	1,176	6	24,142
Total investments	$466	$19,511	$2,524	$911	$523	$809	$534	$323	$161	$1,176	$6	$26,944
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $49 million as of December 31, 2013.

	As of December 31, 2012
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,004	$—	$—	$—	$—	$—	$—	$—	$1,005
Certificates of deposit	—	—	550	—	—	—	—	—	—	—	550
Securities purchased under agreements to resell	—	—	250	—	—	—	—	—	—	—	250
Federal funds sold	—	2,755	4,480	—	—	—	—	—	—	—	7,235
Total short-term investments	—	2,756	6,284	—	—	—	—	—	—	—	9,040
Long-term investments:
State or local housing agency debt obligations	—	108	—	—	—	—	—	—	—	—	108
U.S. government agency debt obligations	—	4,501	—	—	—	—	—	—	—	—	4,501
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	622	—	—	—	—	—	—	—	—	622
Government-sponsored enterprises residential	—	10,763	—	—	—	—	—	—	—	—	10,763
Private-label residential	1	206	390	536	745	980	1,018	369	383	792	5,420
Total mortgage-backed securities	1	11,591	390	536	745	980	1,018	369	383	792	16,805
Total long-term investments	1	16,200	390	536	745	980	1,018	369	383	792	21,414
Total investments	$1	$18,956	$6,674	$536	$745	$980	$1,018	$369	$383	$792	$30,454
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $59 million as of December 31, 2012.

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
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2013 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of December 31, 2013, based on the classification by the originator at the time of origination, approximately 86.5 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 93.8 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 62.7 percent were variable-rate.

The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of December 31,
	2013			2012
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$246	$3,736	$3,982	$494	$4,760	$5,254
Alt-A	233	391	624	336	458	794
Total unpaid principal balance	$479	$4,127	$4,606	$830	$5,218	$6,048

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of December 31, 2013 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$62	$62
A	—	—	—	12	111	123
BBB	—	—	—	118	328	446
BB	—	13	—	134	286	433
B	—	17	—	335	323	675
CCC	34	10	39	257	113	453
CC	85	153	86	32	—	356
C	—	14	25	144	—	183
D	—	638	430	177	—	1,245
Unrated	—	—	—	—	6	6
Total unpaid principal balance	$119	$845	$580	$1,209	$1,229	$3,982
Amortized cost	$102	$650	$470	$1,108	$1,215	$3,545
Gross unrealized losses	$—	$(1)	$(1)	$(9)	$(17)	$(28)
Fair value	$108	$717	$509	$1,127	$1,207	$3,668
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	90.52%	84.86%	87.80%	93.27%	98.15%	92.12%
Original weighted average credit support	15.72%	14.22%	10.39%	6.93%	3.65%	8.23%
Weighted average credit support	3.81%	0.87%	0.83%	4.52%	9.75%	4.80%
Weighted average collateral delinquency	12.17%	21.13%	18.42%	10.35%	8.60%	13.32%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$1	$1
A	—	—	—	—	3	3
BBB	—	—	—	—	67	67
BB	—	—	—	—	90	90
B	—	—	—	—	138	138
CCC	—	—	—	151	4	155
D	—	42	—	128	—	170
Total unpaid principal balance	$—	$42	$—	$279	$303	$624
Amortized cost	$—	$31	$—	$224	$303	$558
Gross unrealized losses	$—	$—	$—	$(17)	$(2)	$(19)
Fair value	$—	$35	$—	$212	$305	$552
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	1	1
Total other-than-temporary impairment losses	$—	$—	$—	$—	$(1)	$(1)
Weighted average percentage of fair value to unpaid principal balance	0.00%	82.48%	0.00%	75.93%	100.79%	88.45%
Original weighted average credit support	0.00%	12.29%	0.00%	27.34%	7.95%	16.91%
Weighted average credit support	0.00%	0.00%	0.00%	10.42%	12.29%	10.63%
Weighted average collateral delinquency	0.00%	31.10%	0.00%	28.66%	8.88%	19.21%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2013:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	11.23	15.88	38.89	3.81
2007	12.67	12.37	36.85	3.30
2006	10.52	17.04	37.52	1.18
2005	12.83	5.32	32.10	6.17
2004 and prior	12.74	4.28	31.76	9.49
Total Prime	12.45	7.23	33.26	6.70
Alt-A:
2007	10.94	30.29	40.25	0.00
2006	11.34	31.33	43.48	0.00
2005	8.74	26.95	40.99	4.70
2004 and prior	10.99	8.88	32.63	12.48
Total Alt-A	10.32	25.10	39.43	3.77
Total	11.54	14.84	35.89	5.45

For those securities for which an other-than-temporary impairment was determined to have occurred during 2013, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s audited financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Year Ended December 31, 2013
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$—	$1	$(1)
Total	$—	$1	$(1)

	For the Year Ended December 31, 2012
	Credit Losses	Net Noncredit Losses	Total Losses
Securities previously impaired prior to current year	$(16)	$(16)	$—
Total	$(16)	$(16)	$—

	For the Year Ended December 31, 2011
	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the year	$(11)	$36	$(47)
Securities previously impaired prior to current year	(107)	(99)	(8)
Total	$(118)	$(63)	$(55)

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). The adverse case housing price scenario was primarily based on a short-term housing price forecast that was decreased five percentage points relative to the base case followed by a recovery path that is 33.0 percent lower than the base case. There were no other-than-temporary impairment credit losses under either the base case or the adverse case housing price scenarios for the three months ended December 31, 2013.

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

Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives). Derivative transactions may then be accepted for clearing by a Derivative Clearing Organization (Clearinghouse).

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of December 31, 2013.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2013.

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

	As of December 31, 2013
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$11,026	$67	$(65)	$—	$2
Cleared derivatives	1,965	4	1	—	5
Liability positions with credit exposure:
Cleared derivatives	11,030	(94)	140	—	46
Total derivative positions with non-member counterparties to which the Bank had credit exposure	24,021	(23)	76	—	53
Member institutions (1)	44	—	—	—	—
Total	$24,065	$(23)	$76	$—	$53
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
Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $65 million of collateral (at fair value) to its bilateral derivative counterparties as of December 31, 2013.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2013, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
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

The unpaid principal balance of MPF Program mortgage loans was $815 million and $1.1 billion as of December 31, 2013 and 2012, respectively. The allowance for credit losses on MPF loans was $11 million and $10 million as of December 31, 2013 and 2012, respectively.
The increased loan loss reserve was due to the increase in the Bank's loss severity estimates and additions to the loan loss reserve for defaulted troubled debt restructurings. The Bank uses actual loss claim data from its MPF loans to estimate incurred losses. The loss severity rate does not reflect the application of any credit enhancement that may be available on a given pool.

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

The unpaid principal balance of MPP mortgage loans was $115 million and $147 million as of December 31, 2013 and 2012, respectively. The allowance for credit losses on MPP loans was less than $1 million and $0 as of December 31, 2013 and 2012, respectively.

AMPP

In August 2013, the Bank sold its multifamily mortgage loan portfolio, with an unpaid principal balance of $18 million, which resulted in a gain of less than $1 million. The Bank's AMPP assets did not carry external credit enhancements like the MPF and MPP assets and were not rated by a rating agency. The Bank's primary protection against loss was the borrower's equity in the real property that secured the AMPP loan. An independent third party performed a loan review of the AMPP portfolio on an annual basis, and the Bank established an allowance for credit losses based on the results of the review in accordance with written policies and procedures. The unpaid principal balance of AMPP mortgage loans was $20 million as of December 31, 2012. The Bank's allowance for credit losses on AMPP mortgage loans was $1 million as of December 31, 2012.

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

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs, both of which consider the operational risk ramifications of the Bank’s business strategies and environment. The Bank has established comprehensive financial and operating policies and procedures to mitigate the likelihood of loss resulting from the identified operational risks. In addition, the Bank’s operational risk committee is responsible for overseeing the Bank’s risk management policies, procedures, strategies and activities related to operational risks and overseeing the monitoring process and review of risk assessments related to operational risk. This oversight also includes compliance risk and reputational risk. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

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

Business Risk

Business risk is the risk of an adverse effect on the Bank's profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputational, and regulatory events that are beyond the Bank's control. In particular, during 2013 and continuing in 2014, the Bank faces the following business risks:

•	competition for advances from traditional and nontraditional sources; and

•	legislative and regulatory changes that could affect the Bank's its cost of doing business or alter the Bank's business model.

For discussion of the Bank's competition for advances, see Item 1, Business—Competition above.
For discussion of recent regulatory activity that may have a material impact on the Bank's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments. The Bank attempts to mitigate these risks through long-term strategic planning and through continually monitoring economic indicators and the external environment.

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the "FHLBank") at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 14, 2014

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2013	2012
Assets
Cash and due from banks	$4,374	$4,083
Interest-bearing deposits (including deposits with another FHLBank of $1 as of December 31, 2013 and 2012)	1,007	1,005
Securities purchased under agreements to resell	—	250
Federal funds sold	1,795	7,235
Investment securities:
Trading securities (includes another FHLBank’s bond of $65 and $77 as of December 31, 2013 and 2012, respectively)	1,667	2,370
Available-for-sale securities	2,299	2,676
Held-to-maturity securities (fair value of $20,146 and $17,124 as of December 31, 2013 and 2012, respectively)	20,176	16,918
Total investment securities	24,142	21,964
Advances	89,588	87,503
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $11 as of December 31, 2013 and 2012	918	1,244
Accrued interest receivable	199	240
Derivative assets	53	13
Premises and equipment, net	29	32
Other assets	211	136
Total assets	$122,316	$123,705
Liabilities
Interest-bearing deposits	$1,752	$2,094
Consolidated obligations, net:
Discount notes	32,202	31,737
Bonds	80,728	82,947
Total consolidated obligations, net	112,930	114,684
Mandatorily redeemable capital stock	24	40
Accrued interest payable	183	229
Affordable Housing Program payable	74	80
Derivative liabilities	187	158
Other liabilities	514	145
Total liabilities	115,664	117,430
Commitments and contingencies (Note 20)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 10 and 12 as of December 31, 2013 and 2012, respectively	946	1,160
Subclass B2 issued and outstanding shares: 39 and 37 as of December 31, 2013 and 2012, respectively	3,937	3,738
Total capital stock Class B putable	4,883	4,898
Retained earnings:
Restricted	141	73
Unrestricted	1,516	1,362
Total retained earnings	1,657	1,435
Accumulated other comprehensive income (loss)	112	(58)
Total capital	6,652	6,275
Total liabilities and capital	$122,316	$123,705

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Interest income
Advances	$230	$281	$248
Prepayment fees on advances, net	3	13	10
Interest-bearing deposits	5	7	4
Securities purchased under agreements to resell	1	1	—
Federal funds sold	9	18	24
Trading securities	101	118	156
Available-for-sale securities	129	160	172
Held-to-maturity securities	252	299	398
Mortgage loans	61	76	97
Total interest income	791	973	1,109
Interest expense
Consolidated obligations:
Discount notes	27	25	17
Bonds	421	568	628
Interest-bearing deposits	1	1	1
Mandatorily redeemable capital stock	1	3	4
Total interest expense	450	597	650
Net interest income	341	376	459
Provision for credit losses	5	6	5
Net interest income after provision for credit losses	336	370	454
Noninterest income (loss)
Total other-than-temporary impairment losses	(1)	—	(55)
Net amount of impairment losses recorded in (reclassified from) other comprehensive income (loss)	1	(16)	(63)
Net impairment losses recognized in earnings	—	(16)	(118)
Net (losses) gains on trading securities	(100)	(67)	2
Net gains (losses) on derivatives and hedging activities	204	117	(9)
Letters of credit fees	20	18	19
Gain on litigation settlements	33	—	—
Other	9	3	2
Total noninterest income (loss)	166	55	(104)
Noninterest expense
Compensation and benefits	69	68	75
Other operating expenses	44	40	40
Finance Agency	8	10	11
Office of Finance	6	6	5
Other	—	1	(8)
Total noninterest expense	127	125	123
Income before assessments	375	300	227
Assessments:
Affordable Housing Program	37	30	21
REFCORP	—	—	22
Total assessments	37	30	43
Net income	$338	$270	$184
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$338	$270	$184
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	(1)	—	(37)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	167	341	(69)
Reclassification of noncredit portion of impairment losses included in net income	—	16	100
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	166	357	(6)
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	(1)	—	(37)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	1	—	37
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—
Other comprehensive income (loss) related to pension and postretirement benefit plans	4	(4)	(3)
Total other comprehensive income (loss)	170	353	(9)
Total comprehensive income	$508	$623	$175

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2010	72	$7,224	$—	$1,124	$1,124	$(402)	$7,946
Issuance of capital stock	7	672	—	—	—	—	672
Repurchase/redemption of capital stock	(21)	(2,052)	—	—	—	—	(2,052)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(126)	—	—	—	—	(126)
Comprehensive income (loss)	—	—	19	165	184	(9)	175
Cash dividends on capital stock	—	—	—	(54)	(54)	—	(54)
Balance, December 31, 2011	57	5,718	19	1,235	1,254	(411)	6,561
Issuance of capital stock	18	1,797	—	—	—	—	1,797
Repurchase/redemption of capital stock	(25)	(2,555)	—	—	—	—	(2,555)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(62)	—	—	—	—	(62)
Comprehensive income	—	—	54	216	270	353	623
Cash dividends on capital stock	—	—	—	(89)	(89)	—	(89)
Balance, December 31, 2012	49	4,898	73	1,362	1,435	(58)	6,275
Issuance of capital stock	50	4,960	—	—	—	—	4,960
Repurchase/redemption of capital stock	(50)	(4,966)	—	—	—	—	(4,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(9)	—	—	—	—	(9)
Comprehensive income	—	—	68	270	338	170	508
Cash dividends on capital stock	—	—	—	(116)	(116)	—	(116)
Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2013	2012	2011
Operating activities
Net income	$338	$270	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(84)	(50)	(34)
Provision for credit losses	5	6	5
Loss due to change in net fair value adjustment on derivative and hedging activities	54	111	482
Net change in fair value adjustment on trading securities	100	67	(2)
Net impairment losses recognized in earnings	—	16	118
Gain on extinguishment of debt	(6)	—	—
Loss on disposal of fixed assets and capital software costs	—	1	—
Net change in:
Accrued interest receivable	41	74	74
Other assets	(78)	12	25
Affordable Housing Program payable	(10)	(32)	(19)
Accrued interest payable	(46)	(57)	(71)
Payable to REFCORP	—	—	(20)
Other liabilities	63	4	(19)
Total adjustments	39	152	539
Net cash provided by operating activities	377	422	723
Investing activities
Net change in:
Interest-bearing deposits	1,200	706	(1,575)
Securities purchased under agreements to resell	250	(250)	—
Federal funds sold	5,440	5,395	3,071
Trading securities:
Proceeds from maturities	611	690	272
Available-for-sale securities:
Proceeds from maturities	565	617	737
Held-to-maturity securities:
Net change in short-term	550	100	540
Proceeds from maturities of long-term	4,034	4,220	4,324
Purchases of long-term	(7,540)	(5,000)	(4,124)
Advances:
Proceeds from principal collected	161,781	164,894	71,497
Made	(165,786)	(165,990)	(68,998)
Mortgage loans:
Proceeds from principal collected	277	368	385
Proceeds from sale of held for sale	18	—	—
Proceeds from sale of foreclosed assets	27	13	17
Purchase of premise, equipment, and software	(3)	(4)	(6)
Net cash provided by investing activities	1,424	5,759	6,140

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2013	2012	2011
Financing activities
Net change in deposits	(352)	(500)	(477)
Net payments on derivatives containing a financing element	(157)	(347)	(502)
Proceeds from issuance of consolidated obligations:
Discount notes	312,401	331,292	833,353
Bonds	74,635	67,479	85,905
Payments for debt issuance costs	(8)	(10)	(14)
Payments for maturing and retiring consolidated obligations:
Discount notes	(311,935)	(323,892)	(832,931)
Bonds	(75,947)	(74,971)	(90,393)
Proceeds from issuance of capital stock	4,960	1,797	672
Payments for repurchase/redemption of capital stock	(4,966)	(2,555)	(2,052)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(25)	(308)	(369)
Cash dividends paid	(116)	(89)	(54)
Net cash used in financing activities	(1,510)	(2,104)	(6,862)
Net increase in cash and due from banks	291	4,077	1
Cash and due from banks at beginning of the year	4,083	6	5
Cash and due from banks at end of the year	$4,374	$4,083	$6
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$516	$679	$759
Affordable Housing Program assessments, net	$43	$59	$38
REFCORP assessments	$—	$—	$42
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$9	$62	$126
Held-to-maturity securities acquired with accrued liabilities	$309	$—	$—
Transfer of held-to-maturity securities to available-for-sale securities	$11	$6	$451
Transfers of mortgage loans to real estate owned	$28	$16	$17

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

All federally insured depository institutions, insurance companies, and certified community development financial institutions chartered in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock. All members must purchase and hold capital stock of the Bank. A member's stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

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

Financial Instruments Meeting Netting Requirements. The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting arrangements or by operation of law. The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

or pledged, when it has the legal right of offset under these master agreements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. There may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the Bank and its derivative counterparty. Additional information regarding these agreements is provided in Note 18—Derivatives and Hedging Activities. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as short-term collateralized loans which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans conducted with investment-grade counterparties and are carried at cost. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income.

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

The Bank carries at amortized cost, and classifies as held-to-maturity, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in accumulated other comprehensive income (loss). The Bank intends to hold its available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.
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

Other-than-temporary Impairment of Investment Securities. The Bank evaluates its individual available-for-sale and held-to-maturity securities in unrealized loss positions for other-than-temporary impairment on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The Bank considers an other-than-temporary impairment to have occurred under any of the following circumstances:

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

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive income (loss), which is a component of capital. The credit loss on a debt security is limited to the amount of that security's unrealized losses. The total other-than-temporary impairment is presented in the Statements of Income with an offset for the amount of the non-credit component of other-than-temporary impairment that is recognized in accumulated other comprehensive income (loss). The remaining amount in the Statements of Income represents the credit loss for the period.

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive income (loss) prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in accumulated other comprehensive income (loss) related to the security, is reclassified out of accumulated other comprehensive income (loss) and recognized in earnings. Any credit loss in excess of the related accumulated other comprehensive income (loss) is recorded as additional total other-than-temporary impairment loss and recognized in earnings.

For debt securities classified as available-for-sale, the Bank does not accrete the other-than-temporary impairment recognized in accumulated other comprehensive income (loss) to the carrying value. Rather, subsequent related increases and decreases (if not an other-than-temporary impairment) in the fair value of available-for-sale securities are netted against the non-credit component of other-than-temporary impairment recognized previously in accumulated other comprehensive income (loss).

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity date. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the carrying value of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which the Bank funds a new advance within a short period of time from the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable incurred losses in the Bank's portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for each of its portfolio segments of financing receivables: advances and letters of credit, government-guaranteed or insured single-family residential mortgage loans held for portfolio, conventional single-family residential mortgage loans held for portfolio, multifamily residential mortgage loans held for portfolio, term federal funds sold, and term securities purchased under agreements to resell.

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

The Bank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower, an ongoing review of each borrower's financial condition, and conservative collateral and lending policies to limit risk of loss while balancing each borrower's needs for a reliable source of funding. In addition, the Bank lends to financial institutions within its district and housing associates in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

advances. The estimated value of the collateral required to secure each borrower's advances is calculated by applying discounts to the fair value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture loans, and community development loans. The Bank's capital stock owned by its member borrower is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank's overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank believes that these policies effectively manage credit risk from advances.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. As of December 31, 2013 and 2012, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. As of December 31, 2013 and 2012, no advance was past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances.

Based upon the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2013 and 2012. Accordingly, as of December 31, 2013 and 2012, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure.

The Bank invested in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance, or guarantees. Based on the Bank's assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or insured mortgage loan portfolio as of December 31, 2013 and 2012.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank sold its multifamily residential mortgage loan portfolio in August 2013. Prior to the sale, multifamily residential mortgage loans were individually evaluated for impairment. An independent third-party loan review was performed annually on all the Bank's multifamily residential mortgage loans to identify credit risks and to assess the overall ability of the Bank to collect on those loans. The allowance for credit losses related to multifamily residential mortgage loans was comprised of specific reserves and a general reserve. The Bank established a specific reserve for all multifamily residential mortgage loans with a credit rating at or below a predetermined classification. A general reserve was maintained on multifamily residential mortgage loans not subject to specific reserve allocations to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves for individual loans. To establish the general reserve, the Bank assigned a risk classification to this population of loans. A specified percentage was allocated to the general reserve for designated risk classification levels. The loans and risk classification designations were reviewed by the Bank on an annual basis.
The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.
Term federal funds are generally short-term and their recorded balance approximates fair value. The Bank invests in federal funds with investment-grade counterparties that are only evaluated for purposes of an allowance for credit losses if the investment is not paid when due. As of December 31, 2013 and 2012, all investments in federal funds were repaid or expected to repay according to the contracted terms.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with investment-grade counterparties. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2013 and 2012.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. As of December 31, 2013 and 2012, REO was $19 and $18, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities.” Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities.” A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank's risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

qualifying hedge are recorded in noninterest income (loss) as “Net gains (losses) on derivatives and hedging activities” on the Statements of Income.

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

Premises, Equipment, and Software. The Bank records premises and equipment at cost less accumulated depreciation. The Bank's accumulated depreciation was $63 and $59 as of December 31, 2013 and 2012, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware-three; office equipment-eight; office furniture and building improvements-10; and building-40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $5 for the years ended December 31, 2013 and 2012, and $4 for the year ended December 31, 2011. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. As of December 31, 2013 and 2012, the gross carrying amount of computer software included in other assets was $60 and $59, and accumulated amortization was $48 and $43, respectively. Amortization of

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

computer software was $5 for the year ended December 31, 2013, and $6 for the years ended December 31, 2012 and 2011. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. The Bank accretes discounts and amortizes premiums as well as hedging basis adjustments on consolidated obligations to interest expense using the contractual interest method over the contractual terms to maturity of the consolidated obligations.

The Bank defers and amortizes the concessions paid to dealers in connection with the sale of consolidated obligations using the contractual interest method over the contractual term of the corresponding consolidated obligation. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of these concessions to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions are included in “Other assets” on the Statements of Condition and the amortization of such concessions is included in consolidated obligations interest expense.

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

Restricted Retained Earnings. In 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, beginning in the third quarter of 2011, each FHLBank began to allocate 20 percent of its net income each quarter, historically paid to satisfy its Resolution Funding Corporation (REFCORP) obligation, to a separate retained earnings account until the account balance equals at least one percent of the Bank’s average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 3—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the Financial Accounting Standards Board (FASB) issued guidance intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The guidance clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this guidance will result in increased disclosures, but is not expected to materially affect the Bank’s financial condition or results of operations.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the FASB issued amended guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. For public entities, this amended guidance was effective for reporting periods beginning after December 15, 2012. The Bank adopted this guidance effective January 1, 2013, which resulted in additional disclosures. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.

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

Note 4—Cash and Due from Banks

As of December 31, 2013 and 2012, the balances include $4,363 and $4,073, respectively, held at a Federal Reserve Bank.

The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions regarding the withdrawal of funds. The average collected cash balances were $7 and less than $1 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, interest-bearing deposits include $1,006 and $1,004, respectively, in a business money market account with one of the Bank's members.

Note 5—Trading Securities
Major Security Types. Trading securities were as follows:

	As of December 31,
	2013	2012
Government-sponsored enterprises debt obligations	$1,601	$2,291
Another FHLBank’s bond (1)	65	77
State or local housing agency debt obligations	1	2
Total	$1,667	$2,370
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized and realized (losses) gains on trading securities were as follows:

	For the Years Ended December 31,
	2013	2012	2011
Net unrealized (losses) gains on trading securities held at year end	$(84)	$(60)	$8
Net realized/unrealized losses on trading securities sold/matured during the year	(16)	(7)	(6)
Net (losses) gains on trading securities	$(100)	$(67)	$2

Note 6—Available-for-sale Securities
During 2013, 2012, and 2011, the Bank transferred certain private-label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on private-label MBS transferred. The amounts below represent the values as of the transfer date.

	2013			2012			2011
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Transferred at March 31,	$12	$1	$11	$6	$—	$6	$322	$20	$302
Transferred at June 30,	—	—	—	—	—	—	52	6	46
Transferred at September 30,	—	—	—	—	—	—	23	2	21
Transferred at December 31,	—	—	—	—	—	—	91	9	82
Total	$12	$1	$11	$6	$—	$6	$488	$37	$451

Major Security Type. Private-label residential MBS were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013	$2,174	$27	$152	$—	$2,299

As of December 31, 2012	$2,717	$120	$79	$—	$2,676

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2013	6	$137	$1	10	$243	$26	16	$380	$27

As of December 31, 2012	3	$154	$1	26	$1,240	$119	29	$1,394	$120

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as available-for-sale:

	As of December 31,
	2013	2012
Fixed-rate	$41	$55
Variable-rate	2,133	2,662
Total amortized cost	$2,174	$2,717
A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Other Accumulated Comprehensive Income (Loss)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2013	$1,390	$26	$98	$—	$1,462

As of December 31, 2012	$1,712	$112	$41	$—	$1,641

Note 7—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of December 31,
	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$—	$—	$—	$—	$550	$—	$—	$550
State or local housing agency debt obligations	92	1	—	93	106	2	—	108
Government-sponsored enterprises debt obligations	3,738	—	24	3,714	2,133	—	—	2,133
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	465	7	—	472	622	8	—	630
Government-sponsored enterprises residential	13,952	109	115	13,946	10,763	184	2	10,945
Private-label residential	1,929	12	20	1,921	2,744	36	22	2,758
Total	$20,176	$129	$159	$20,146	$16,918	$230	$24	$17,124

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	9	$1,970	$24	—	$—	$—	9	$1,970	$24
Mortgage-backed securities:
Government-sponsored enterprises residential	65	3,932	108	1	147	7	66	4,079	115
Private-label residential	40	817	12	18	241	8	58	1,058	20
Total	114	$6,719	$144	19	$388	$15	133	$7,107	$159

	As of December 31, 2012
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	3	$750	$—	—	$—	$—	3	$750	$—
Mortgage-backed securities:
Government-sponsored enterprises residential	1	154	1	1	13	1	2	167	2
Private-label residential	—	—	—	43	974	22	43	974	22
Total	4	$904	$1	44	$987	$23	48	$1,891	$24

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$430	$430	$1,092	$1,093
Due after one year through five years	3,400	3,377	1,697	1,698
Total non-mortgage-backed securities	3,830	3,807	2,789	2,791
Mortgage-backed securities	16,346	16,339	14,129	14,333
Total	$20,176	$20,146	$16,918	$17,124

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity:

	As of December 31,
	2013	2012
Non-mortgage-backed securities:
Fixed-rate	$1,586	$656
Variable-rate	2,244	2,133
Total non-mortgage-backed securities	3,830	2,789

Mortgage-backed securities:
Fixed-rate	3,624	2,689
Variable-rate	12,722	11,440
Total mortgage-backed securities	16,346	14,129
Total amortized cost	$20,176	$16,918
A summary of held-to-maturity MBS issued by members or affiliates of members follows:

	As of December 31,
	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Bank of America Corporation, Charlotte, NC	$619	$4	$8	$615	$896	$11	$8	$899

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
The Bank’s investments in private-label MBS were rated “AAA” (or its equivalent) by a nationally recognized statistical rating organization (NRSRO), such as Moody’s Investors Service (Moody’s) and Standard and Poor’s Ratings Services (S&P), at their purchase dates. The “AAA”-rated securities achieved their ratings through credit enhancement, overcollateralization and senior-subordinated shifting interest features; the latter results in subordination of payments by junior classes to ensure cash flows to the senior classes. The ratings on all of the Bank’s private-label MBS have changed since their purchase dates.
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2013.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2013 included a short-term housing price forecast with projected changes ranging from a decrease of five percent to an increase of seven percent over the twelve month period beginning October 1, 2013.

For the vast majority of markets, the short-term housing price forecast ranges from one percent to five percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery ranges by months following the short-term housing price forecast:

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the one Alt-A security for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2013, as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
2004 and prior	12.08	22.32	44.43	18.89

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income (loss):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$586	$582	$464
Amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	11
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	16	107
Increase in cash flows expected to be collected, recognized over the remaining life of the securities	(12)	(12)	—
Balance, end of year	$574	$586	$582

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

Note 9—Mortgage Loans Held for Portfolio

Prior to 2009, the Bank purchased single-family residential mortgage loans directly from PFIs. The total dollar amount of the Bank's single-family residential mortgage loans represents held-for-portfolio loans whereby the PFIs service and credit enhance residential mortgage loans that they sell to the Bank. Prior to August 30, 2013, mortgage loans also included multifamily residential mortgage loans, which are investments by the Bank in participation interests in loans on affordable multifamily rental properties. In August 2013, the Bank sold its multifamily mortgage loan portfolio, with an unpaid principal balance of $18, to a member which resulted in a gain of less than $1.

The following table presents information on mortgage loans held for portfolio:

	As of December 31,
	2013	2012
Fixed-rate medium-term(1) single-family residential mortgage loans	$150	$230
Fixed-rate long-term single-family residential mortgage loans	781	1,007
Multifamily residential mortgage loans	—	20
Total unpaid principal balance	931	1,257
Premiums	3	5
Discounts	(5)	(7)
Total	$929	$1,255
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of December 31,
	2013	2012
Conventional loans	$864	$1,165
Government-guaranteed or insured loans	67	92
Total unpaid principal balance	$931	$1,257

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank records credit enhancement fees related to single-family residential mortgage loans as a reduction to mortgage loan interest income. Credit enhancement fees totaled $1 for the year ended December 31, 2013 and $2 for the years ended December 31, 2012 and 2011.

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

	As of December 31,
	2013	2012
Overdrawn demand deposit accounts	$2	$2
Due in one year or less	51,331	41,482
Due after one year through two years	5,366	7,915
Due after two years through three years	6,136	4,735
Due after three years through four years	8,495	5,821
Due after four years through five years	5,088	8,758
Due after five years	11,464	15,157
Total par value	87,882	83,870
Discount on AHP advances	(8)	(11)
Discount on EDGE advances	(7)	(8)
Hedging adjustments	1,726	3,658
Deferred commitment fees	(5)	(6)
Total	$89,588	$87,503

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank that makes the Bank financially indifferent to the prepayment of the advance. The Bank had callable advances outstanding of $39 and $20 as of December 31, 2013 and 2012, respectively.

The following table summarizes advances by year of contractual maturity or next call date for callable advances:

	As of December 31,
	2013	2012
Overdrawn demand deposit accounts	$2	$2
Due or callable in one year or less	51,339	41,482
Due or callable after one year through two years	5,375	7,915
Due or callable after two years through three years	6,159	4,745
Due or callable after three years through four years	8,495	5,830
Due or callable after four years through five years	5,088	8,758
Due or callable after five years	11,424	15,138
Total par value	$87,882	$83,870

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $3,510 and $5,174 as of December 31, 2013 and 2012, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of December 31,
	2013	2012
Overdrawn demand deposit accounts	$2	$2
Due or convertible in one year or less	54,522	46,198
Due or convertible after one year through two years	5,414	7,886
Due or convertible after two years through three years	5,867	4,748
Due or convertible after three years through four years	6,643	5,368
Due or convertible after four years through five years	4,168	6,570
Due or convertible after five years	11,266	13,098
Total par value	$87,882	$83,870

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of December 31,
	2013	2012
Fixed-rate:
Due in one year or less	$46,343	$38,307
Due after one year	28,535	33,425
Total fixed-rate	74,878	71,732
Variable-rate:
Due in one year or less	4,990	3,177
Due after one year	8,014	8,961
Total variable-rate	13,004	12,138
Total par value	$87,882	$83,870

Security Terms. The Bank obtains collateral on advances to protect against losses and Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (LCV) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

The following table provides information about the types of collateral held for the Bank's advances:

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2013	$87,882	$231,342	67.20	8.18	24.62
As of December 31, 2012	83,870	217,935	69.78	7.09	23.13

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank's advances to 10 member institutions was $65,472 and $62,488, as of December 31, 2013 and 2012 respectively. This concentration represented 74.5 percent of total advances outstanding as of December 31, 2013 and 2012.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2013 and 2012. No advance was past due as of December 31, 2013 and 2012.

For additional information related to the Bank's credit risk on advances and allowance for credit losses, see Note 11—Allowance for Credit Losses.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 11—Allowance for Credit Losses

The activity in the allowance for credit losses was as follows:

	For the Year Ended December 31, 2013
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$10	$—	$1	$11
Provision for credit losses	5	—	—	5
Charge-offs	(4)	—	—	(4)
Mortgage loans transferred to held for sale	—	—	(1)	(1)
Balance, end of year	$11	$—	$—	$11

	For the Year Ended December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$5	$—	$1	$6
Provision for credit losses	6	—	—	6
Charge-offs	(1)	—	—	(1)
Balance, end of year	$10	$—	$1	$11

	For the Year Ended December 31, 2011
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$—	$—	$1	$1
Provision for credit losses	5	—	—	5
Charge-offs	—	—	—	—
Balance, end of year	$5	$—	$1	$6

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The recorded investment in mortgage loans by impairment methodology was as follows:

	As of December 31, 2013
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$2	$—	$2
Collectively evaluated for impairment	9	—	9
Total allowance for credit losses	$11	$—	$11
Recorded investment:
Individually evaluated for impairment	$15	$—	$15
Collectively evaluated for impairment	851	67	918
Total recorded investment (1)	$866	$67	$933
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $4 relates to accrued interest.

	As of December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$1	$—	$1	$2
Collectively evaluated for impairment	9	—	—	9
Total allowance for credit losses	$10	$—	$1	$11
Recorded investment:
Individually evaluated for impairment	$13	$—	$21	$34
Collectively evaluated for impairment	1,135	93	—	1,228
Total recorded investment (1)	$1,148	$93	$21	$1,262
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $7 relates to accrued interest.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of December 31, 2013
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$30	$7	$37
Past due 60-89 days	9	3	12
Past due 90 days or more	51	9	60
Total past due mortgage loans	90	19	109
Total current mortgage loans	776	48	824
Total mortgage loans (1)	$866	$67	$933
Other delinquency statistics:
In process of foreclosure (2)	$38	$3	$41
Seriously delinquent rate (3)	5.90%	13.13%	6.42%
Past due 90 days or more and still accruing interest (4)	$—	$9	$9
Loans on nonaccrual status (5)	$51	$—	$51
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $4 relates to accrued interest.
(2) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported. Loans in the process of foreclosure are included in past due or current loans depending on their delinquency status.
(3) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment.
(4) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(5) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Past due 30-59 days	$34	$8	$—	$42
Past due 60-89 days	12	4	—	16
Past due 90 days or more	78	11	—	89
Total past due mortgage loans	124	23	—	147
Total current mortgage loans	1,024	70	21	1,115
Total mortgage loans (1)	$1,148	$93	$21	$1,262
Other delinquency statistics:
In process of foreclosure (2)	$59	$5	$—	$64
Seriously delinquent rate (3)	6.78%	11.45%	0.00%	7.01%
Past due 90 days or more and still accruing interest (4)	$—	$11	$—	$11
Loans on nonaccrual status (5)	$78	$—	$—	$78
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $7 relates to accrued interest.
(2) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in lieu has been reported. Loans in the process of foreclosure are included in past due or current loans depending on their delinquency status.
(3) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio segment.
(4) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(5) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. The Bank's conventional single-family residential mortgage loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to achieve a target housing expense ratio of 31.0 percent of their qualifying monthly income. The outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the target 31.0 percent housing expense ratio is met. A conventional single-family residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower's obligation to the Bank is considered a troubled debt restructuring.

The table below presents the Bank's recorded investment balance in troubled debt restructured loans as of the dates presented:

	As of December 31,
	2013			2012
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional single-family residential loans	$11	$4	$15	$9	$2	$11

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the years ended December 31, 2013, 2012, and 2011.

During the years ended December 31, 2013, 2012, and 2011, certain conventional single-family residential mortgage loans modified as troubled debt restructurings and experiencing a payment default within the previous 12 months were $2, less than

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

$1, and $1 respectively. A payment default on a troubled debt restructuring is considered to have occurred if the contractually due principal or interest is 60 days or more past due at any time during the reported periods.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for credit losses for impaired loans individually assessed for impairment as of December 31, 2013 and 2012, and the average recorded investment and related interest income recognized on these loans during the years ended December 31, 2013 and 2012. All impaired conventional single-family residential loans had an allowance for credit losses as of December 31, 2013 and 2012.

	As of and for the Year Ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Conventional single-family residential loans	$15	$15	$2	$15	$—

	As of and for the Year Ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Conventional single-family residential loans	$13	$13	$1	$13	$—

Note 12—Interest-bearing Deposits

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

The par value of the 12 FHLBanks' outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $766,837 and $687,903 as of December 31, 2013 and 2012, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank's consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $122,024 and $123,523 as of December 31, 2013

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

and 2012, respectively, compared to a book value of $112,930 and $114,684 in consolidated obligations as of December 31, 2013 and 2012, respectively.

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

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling.
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of December 31,
	2013	2012
Fixed-rate	$59,885	$76,212
Step up/down	7,617	4,419
Simple variable-rate	13,005	1,250
Variable-rate capped floater	45	20
Total par value	$80,552	$81,901

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of December 31,
	2013		2012
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$41,725	0.50	$55,397	0.79
Due after one year through two years	9,485	0.67	7,587	2.08
Due after two years through three years	7,503	2.21	2,507	1.92
Due after three years through four years	6,355	2.81	3,344	4.25
Due after four years through five years	5,150	1.67	6,298	2.82
Due after five years	10,334	1.92	6,768	2.31
Total par value	80,552	1.13	81,901	1.36
Premiums	82		91
Discounts	(24)		(34)
Hedging adjustments	118		989
Total	$80,728		$82,947

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of December 31,
	2013	2012
Noncallable	$56,569	$71,880
Callable	23,983	10,021
Total par value	$80,552	$81,901
The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of December 31,
	2013	2012
Due or callable in one year or less	$59,458	$62,540
Due or callable after one year through two years	7,795	6,550
Due or callable after two years through three years	4,491	2,136
Due or callable after three years through four years	6,095	3,024
Due or callable after four years through five years	1,571	6,028
Due or callable after five years	1,142	1,623
Total par value	$80,552	$81,901

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2013	$32,202	$32,208	0.11
As of December 31, 2012	$31,737	$31,745	0.12

Note 14—Assessments
Affordable Housing Program. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 or 10 percent of each FHLBank's regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously due to their interdependence on each other. The Bank accrues this expense monthly based on its regulatory income before assessments. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year, since each FHLBank's required annual AHP contribution is limited to its annual regulatory income. If the aggregate 10 percent calculation described above was less than $100 for all 12 FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2013, 2012, or 2011. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in 2013, 2012, or 2011. The Bank had outstanding principal in AHP-related advances of $41 and $48 as of December 31, 2013 and 2012, respectively.

A rollforward of the Bank's AHP liability is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$80	$109	$126
AHP assessments	37	30	21
Subsidy usage, net	(43)	(59)	(38)
Balance, end of year	$74	$80	$109

REFCORP. Prior to the satisfaction of the FHLBanks' REFCORP obligation in July 2011, each FHLBank was required to make payments to REFCORP (20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030.

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

Third, the FHLBank Act requires the Bank to maintain at all times weighted-leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank's general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2013, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank's total capital is equal to its permanent capital. “Weighted-leverage capital” is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Agency's regulatory capital rules and requirements as shown in the following table:

	As of December 31,
	2013		2012
	Required	Actual	Required	Actual
Risk based capital	$2,246	$6,563	$1,625	$6,373
Total capital-to-assets ratio	4.00%	5.37%	4.00%	5.15%
Total regulatory capital (1)	$4,893	$6,563	$4,948	$6,373
Leverage ratio	5.00%	8.05%	5.00%	7.73%
Leverage capital	$6,116	$9,845	$6,185	$9,560
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $24 and $40 in mandatorily redeemable capital stock as of December 31, 2013 and 2012, respectively.

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
The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank's board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2013, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.12 percent (12 basis points) of the member's total assets as of December 31, 2012, subject to a cap of $20. The membership stock requirement is recalculated at least annually by March 31, using the member's total assets as of the preceding calendar year-end. As of December 31, 2013, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member's outstanding par value of advances; and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2013 and 2012.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank's board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member's capital stock investment that exceeds the required minimum amount (excess capital stock). Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank's excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank's excess capital stock to exceed one percent of its total assets. As of December 31, 2013 and 2012, the Bank's excess capital stock did not exceed one percent of its total assets.

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

As of December 31, 2013 and 2012, the 10 largest holders of capital stock held $3,139, or 64.0 percent, and $3,053, or 61.8 percent, respectively, of the total regulatory capital stock of the Bank.
Mandatorily Redeemable Capital Stock. Dividends on mandatorily redeemable capital stock, recorded as interest expense, were $1, $3, and $4 for the years ended December 31, 2013, 2012, and 2011, respectively.
The following table provides the activity in mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$40	$286	$529
Capital stock subject to mandatory redemption reclassified from equity during the year due to:
Attainment of non-member status	9	90	149
Withdrawal	—	1	4
Repurchase/redemption of mandatorily redeemable capital stock	(25)	(308)	(369)
Capital stock no longer subject to redemption due to the transfer of stock from a non-member to a member	—	(29)	(27)
Balance, end of year	$24	$40	$286

As of December 31, 2013, the Bank's outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31,
	2013	2012
Due in one year or less	$5	$—
Due after one year through two years	9	12
Due after two years through three years	8	9
Due after three years through four years	1	17
Due after four years through five years	—	1
Due after five years	1	1
Total	$24	$40

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 16—Accumulated Other Comprehensive Income (Loss)
Components comprising accumulated other comprehensive income (loss) were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2010	$(10)	$(392)	$—	$(402)
Other comprehensive loss before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(37)	(37)
Noncredit other-than-temporary impairment losses transferred	—	(37)	37	—
Net change in fair value	—	(69)	—	(69)
Actuarial loss	(5)	—	—	(5)
Reclassification from other comprehensive loss to net income:
Noncredit other-than-temporary impairment losses	—	100	—	100
Amortization of pension and postretirement (1)	2	—	—	2
Net current period other comprehensive loss	(3)	(6)	—	(9)
Balance, December 31, 2011	(13)	(398)	—	(411)
Other comprehensive loss before reclassifications:
Net change in fair value	—	341	—	341
Actuarial loss	(5)	—	—	(5)
Reclassification from other comprehensive loss to net income:
Noncredit other-than-temporary impairment losses	—	16	—	16
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive (loss) income	(4)	357	—	353
Balance, December 31, 2012	(17)	(41)	—	(58)
Other comprehensive loss before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	167	—	167
Actuarial gain	3	—	—	3
Reclassification from other comprehensive loss to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	4	166	—	170
Balance, December 31, 2013	$(13)	$125	$—	$112
____________

(1)	Included in Compensation and benefits on the Statements of Income.

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

The Pentegra Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the fair value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2012. For the Pentegra Plan years ended June 30, 2012 and 2011, the Bank's contribution was not more than five percent of the total contributions to the Pentegra Plan.

The following table presents information on Pentegra Plan net pension cost and funded status:

	2013	2012	2011
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7	$9	$9
Pentegra Plan funded status as of July 1(1)	101.31%	108.39%	90.29%
Bank's funded status as of the plan year end	99.60%	105.26%	88.82%
____________
(1) The Pentegra Plan's funded status as of July 1 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15 of the following year (i.e. through March 15, 2014 for the plan year ended June 30, 2013 and through March 15, 2013 for the plan year ended June 30, 2012). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2015 for the plan year July 1, 2013 through June 30, 2014 and April 2014 for the plan year July 1, 2012 through June 2013. Form 5500 was filed in March 2013 for the plan year July 1, 2011 through June 30, 2012.

The Bank also participates in a qualified, defined contribution plan. The Bank's contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $2 to this plan during the years ended December 31, 2013, 2012, and 2011.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank's contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during the years ended December 31, 2013, 2012, and 2011.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan's liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank's minimum obligation from this plan was $1 as of December 31, 2013 and 2012. Operating expense includes deferred compensation and accrued earnings of less than $1 during the years ended December 31, 2013, 2012, and 2011.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits. The obligations and funding status of the Bank's supplemental defined benefit pension plan and postretirement health benefit plan as of December 31, 2013 and 2012 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$26	$20	$13	$12
Service cost	1	1	1	1
Interest cost	1	1	—	—
Actuarial loss	(1)	5	(2)	—
Benefits paid	(2)	(1)	(1)	—
Benefit obligation at end of year	25	26	11	13
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	2	1	1	—
Benefits paid	(2)	(1)	(1)	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(25)	$(26)	$(11)	$(13)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan were $36 and $39 as of December 31, 2013 and 2012, respectively.
Amounts recognized in accumulated other comprehensive income (loss) for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan as of December 31, 2013 and 2012 were as follows:

	Supplemental Defined Benefit Pension Plan		Postretirement Health Benefit Plan
	2013	2012	2013	2012
Net loss	$11	$14	$3	$5
Prior service credit	—	—	(2)	(2)
Total amount recognized	$11	$14	$1	$3

The accumulated benefit obligation for the supplemental defined benefit pension plan was $16 as of December 31, 2013 and 2012.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Supplemental Defined Benefit Pension Plan			Postretirement Health Benefit Plan
	2013	2012	2011	2013	2012	2011
Net periodic benefit cost:
Service cost	$1	$1	$1	$1	$1	$1
Interest cost	1	1	1	1	1	1
Amortization of prior service credit	—	—	—	(1)	(1)	(1)
Amortization of net loss	2	1	1	—	—	—
Settlement loss	—	—	1	—	—	—
Net periodic benefit cost	4	3	4	1	1	1

Other changes in benefit obligations recognized in other comprehensive income (loss):
Net (gain) loss	(1)	5	2	(2)	—	1
Amortization of net loss	(2)	(1)	(1)	—	—	—
Amortization of prior service credit	—	—	—	1	1	1
Settlement loss	—	—	(1)	—	—	—
Total recognized in other comprehensive income (loss)	(3)	4	—	(1)	1	2
Total recognized in periodic benefit cost and other comprehensive income (loss)	$1	$7	$4	$—	$2	$3

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows:

	Supplemental Defined Benefit Pension Plan	Postretirement Health Benefit Plan	Total
Net loss	$1	$—	$1
Prior service credit	—	(1)	(1)
Total	$1	$(1)	$—

The measurement date used to determine the Bank's 2013 benefit obligation was December 31, 2013.

Key assumptions used for the actuarial calculations to determine benefit obligations for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2013 and 2012 were as follows:

	Supplemental Defined Benefit Pension Plan (%)		Postretirement Health Benefit Plan (%)
	2013	2012	2013	2012
Discount rate	5.04	4.10	5.05	4.15
Rate of compensation increase	5.50	5.50	N/A	N/A

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Bank's supplemental defined benefit pension plan and postretirement health benefit plan for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Supplemental Defined Benefit Pension Plan (%)			Postretirement Health Benefit Plan (%)
	2013	2012	2011	2013	2012	2011
Discount rate	4.10	3.73	4.53	4.15	4.40	5.55
Rate of compensation increase	5.50	5.50	5.50	N/A	N/A	N/A

The discount rate used for the years ended December 31, 2013 and December 31, 2012 was derived by matching projected benefit payments to bond yields obtained from the Towers Watson's proprietary RATE:Link 40-90 pension discount curve developed as of the measurement date. The Towers Watson RATE:Link 40-90 pension discount curve is based on certain corporate bonds rated Aa whose weighted average yields lie within the 40th to 90th percentiles of the bonds considered. The discount rate used for the year ended December 31, 2011 was derived using a discounted cash flow approach, which incorporated matching the timing and amount of each expected future benefit payment against the Citigroup Pension Discount Curve.

Assumed health-care cost trend rates for the Bank's postretirement health benefit plan were as follows:

	As of December 31,
	2013	2012
Assumed for next year (%)	7.75	8.00
Ultimate rate (%)	5.00	5.00
Year that ultimate rate is reached	2023	2017

As of December 31, 2013, a one percentage point change in the assumed health-care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
Effect on total service and interest cost components	$—	$—
Effect on accumulated postretirement benefit obligation	—	(1)

The supplemental defined benefit pension plan and postretirement health benefit plan are not funded plans; therefore, the Bank will not make contributions to them in 2014 except for the payment of benefits.

The benefits the Bank expects to pay in each of the next five years and subsequent five years for the supplemental defined benefit pension plan are listed in the table below:

Years	Supplemental Defined Benefit Pension Plan
2014	$2
2015	2
2016	2
2017	3
2018	3
2019-2023	14
The benefits the Bank expects to pay for the postretirement health benefit plan for the years 2014 through 2018 is less than $1 per year and for 2019 through 2023 the amount expected to be paid totals $3.

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

The most common ways in which the Bank uses derivatives are to:

•
preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

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
Application of Derivatives
General. The Bank may use derivatives to, in effect, adjust the term, repricing frequency, or option characteristics of financial instruments to achieve its risk management and funding objectives. The Bank uses derivatives in three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset or liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the fair value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary) and to reduce funding costs.
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
Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate for the same period of time. The variable rate received or paid by the Bank in most derivative transactions agreements is LIBOR.
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. The Bank may purchase both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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
Firm Commitments. Certain mortgage purchase commitments are considered derivatives. Mortgage purchase commitments are recorded on the balance sheet at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current fair value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
The Bank also may enter into a fair value hedge of a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment will be recorded as a basis adjustment of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment will then be amortized into interest income over the life of the advance using the level-yield method.
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
Financial Statement Effect and Additional Financial Information
Derivative Notional Amounts. The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects the Bank's involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.
The following table summarizes the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31,
	2013			2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$84,740	$800	$(2,336)	$102,660	$1,129	$(3,689)
Total derivatives in hedging relationships	84,740	800	(2,336)	102,660	1,129	(3,689)
Derivatives not designated as hedging instruments:
Interest rate swaps	4,414	14	(309)	9,570	29	(497)
Interest rate swaptions	40	1	(1)	—	—	—
Interest rate caps or floors	12,500	44	(28)	12,500	32	(22)
Total derivatives not designated as hedging instruments	16,954	59	(338)	22,070	61	(519)
Total derivatives before netting and collateral adjustments	$101,694	859	(2,674)	$124,730	1,190	(4,208)
Netting adjustments		(741)	741		(1,089)	1,089
Cash collateral and related accrued interest		(65)	1,746		(88)	2,961
Total collateral and netting adjustments (1)		(806)	2,487		(1,177)	4,050
Derivative assets and derivative liabilities		$53	$(187)		$13	$(158)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

The following tables present the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income:

	For the Years Ended December 31,
	2013	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$180	$167	$144
Total net gains related to fair value hedge ineffectiveness	180	167	144
Derivatives not designated as hedging instruments:
Interest rate swaps	102	52	12
Interest rate caps or floors	6	(1)	(23)
Net interest settlements	(84)	(101)	(142)
Total net gains (losses) related to derivatives not designated as hedging instruments	24	(50)	(153)
Net gains (losses) on derivatives and hedging activities	$204	$117	$(9)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Year Ended December 31, 2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$1,880	$(1,678)	$202	$(1,033)
Consolidated obligations bonds	(868)	846	(22)	602
Total	$1,012	$(832)	$180	$(431)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of December 31,
	2013		2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$820	$(2,545)	$1,190	$(4,208)
Cleared derivatives	39	(129)	—	—
Total gross recognized amount	859	(2,674)	1,190	(4,208)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(818)	2,358	(1,177)	4,050
Cleared derivatives	12	129	—	—
Total gross amounts of netting adjustments and cash collateral	(806)	2,487	(1,177)	4,050
Derivative assets and derivative liabilities:
Bilateral derivatives	2	(187)	13	(158)
Cleared derivatives	51	—	—	—
Total derivative assets and total derivative liabilities	53	(187)	13	(158)
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Bilateral derivatives	—	—	1	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	—	—	1	—
Net unsecured amounts: (2)
Bilateral derivatives	2	(187)	12	(158)
Cleared derivatives	51	—	—	—
Total net unsecured amount	$53	$(187)	$12	$(158)
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)	The Bank had net credit exposure of $47 and $8 as of December 31, 2013 and 2012, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net position.
Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2013 was $1,791, for which the Bank has posted collateral with a fair value of $1,605 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $65 of collateral at fair value to its bilateral derivative counterparties as of December 31, 2013.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2013, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2013, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of December 31, 2013, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of December 31, 2013
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,601	$—	$—	$1,601
Another FHLBank’s bond	—	65	—	—	65
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,667	—	—	1,667
Available-for-sale securities:
Private-label residential MBS	—	—	2,299	—	2,299
Derivative assets:
Interest-rate related	—	859	—	(806)	53
Grantor trust (included in Other assets)	21	—	—	—	21
Total assets at fair value	$21	$2,526	$2,299	$(806)	$4,040
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,674)	$—	$2,487	$(187)
Total liabilities at fair value	$—	$(2,674)	$—	$2,487	$(187)
____________

(1)	Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

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

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2013 and 2012.
The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of year	$2,676	$2,942	$3,319
Transfer of private-label MBS from held-to-maturity to available-for-sale	11	6	451
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	(16)	(111)
Included in other comprehensive income (loss) (2)	167	357	31
Accretion of credit losses in net interest income	10	4	(11)
Settlements	(565)	(617)	(737)
Balance, end of year	$2,299	$2,676	$2,942
____________

(1)	Related to available-for-sale securities held at year end.

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

As of December 31, 2013 and 2012, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2013 and 2012.

As an additional step for certain securities, the Bank reviewed the final fair value estimates of its private-label MBS holdings for reasonableness using an implied yield test. The Bank calculated an implied yield for certain of its private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's other-than-temporary impairment process and compared such yield to the market yield for comparable securities according to a third source to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.

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
Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable LIBOR curve for advances with similar terms as of December 31, 2013 and 2012, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized as described in Note 10–Advances.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.
Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used OIS to discount future cash flows for collateralized derivatives.
Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have bilateral collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2013 and 2012.
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2013 and 2012. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$4,374	$4,374	$4,374	$—	$—	$—
Interest bearing-deposits	1,007	1,007	—	1,007	—	—
Federal funds sold	1,795	1,795	—	1,795	—	—
Trading securities	1,667	1,667	—	1,667	—	—
Available-for-sale securities	2,299	2,299	—	—	2,299	—
Held-to-maturity securities	20,176	20,146	—	18,225	1,921	—
Mortgage loans held for portfolio, net	918	1,004	—	1,004	—	—
Advances	89,588	89,413	—	89,413	—	—
Accrued interest receivable	199	199	—	199	—	—
Derivative assets	53	53	—	859	—	(806)
Grantor trust assets (included in Other assets)	21	21	21	—	—	—
Liabilities:
Interest-bearing deposits	(1,752)	(1,752)	—	(1,752)	—	—
Consolidated obligations, net:
Discount notes	(32,202)	(32,203)	—	(32,203)	—	—
Bonds	(80,728)	(80,733)	—	(80,733)	—	—
Mandatorily redeemable capital stock	(24)	(24)	(24)	—	—	—
Accrued interest payable	(183)	(183)	—	(183)	—	—
Derivative liabilities	(187)	(187)	—	(2,674)	—	2,487

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2012
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$4,083	$4,083	$4,083	$—	$—	$—
Interest bearing-deposits	1,005	1,005	—	1,005	—	—
Securities purchased under agreements to resell	250	250	—	250	—	—
Federal funds sold	7,235	7,235	—	7,235	—	—
Trading securities	2,370	2,370	—	2,370	—	—
Available-for-sale securities	2,676	2,676	—	—	2,676	—
Held-to-maturity securities	16,918	17,124	—	14,366	2,758	—
Mortgage loans held for portfolio, net (1)	1,244	1,358	—	1,358	—	—
Advances (2)	87,503	87,933	—	87,933	—	—
Accrued interest receivable	240	240	—	240	—	—
Derivative assets	13	13	—	1,190	—	(1,177)
Grantor trust assets (included in Other assets)	17	17	17	—	—	—
Liabilities:
Interest-bearing deposits	(2,094)	(2,094)	—	(2,094)	—	—
Consolidated obligations, net:
Discount notes	(31,737)	(31,739)	—	(31,739)	—	—
Bonds (3)	(82,947)	(83,671)	—	(83,671)	—	—
Mandatorily redeemable capital stock	(40)	(40)	(40)	—	—	—
Accrued interest payable	(229)	(229)	—	(229)	—	—
Derivative liabilities	(158)	(158)	—	(4,208)	—	4,050
____________

(1)	The estimated fair value of mortgage loans held for portfolio, net was adjusted by $19, which represents a change of 1.36 percent from the previously reported value.

(2)	The estimated fair value of advances was adjusted by $12, which represents a change of 0.01 percent from the previously reported value.

(3)	The estimated fair value of consolidated obligation bonds was adjusted by $79, which represents a change of 0.09 percent from the previously reported value.

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

The Bank determined it is not necessary to recognize a liability for the fair value of the Bank's joint and several liability for all of the consolidated obligations. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks' consolidated obligations as of December 31, 2013 and 2012. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $654,076 and $574,257 as of December 31, 2013 and 2012, respectively, exclusive of the Bank’s own outstanding consolidated obligations.

The Bank issues standby letters of credit for the account of its members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary's draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank’s outstanding standby letters of credit were as follows:

	As of December 31,
	2013	2012
Standby letters of credit	$27,789	$17,687
Original terms (1)	One month to 20 years	Less than four months to 20 years
Final expiration year	2030	2030
____________

(1)
The Bank had 14 standby letters of credit for a total of $20 as of December 31, 2013, and five standby letters of credit for a total of $49 as of December 31, 2012, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $137 and $74 as of December 31, 2013 and 2012, respectively. Based on the Bank's credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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

Commitments that legally bind and unconditionally obligate the Bank for additional advances were $144 and $5 as of December 31, 2013 and December 31, 2012, respectively, and may be outstanding for periods of up to two years.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2013 and 2012. Such commitments would be recorded as derivatives at their fair values.
As of December 31, 2013, the Bank had committed to the issuance of $171 (par value) in consolidated obligation bonds, of which $145 were hedged with associated interest rate swaps, and $467 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled. As of December 31, 2012, the Bank had committed to the issuance of $3,055 (par value) in consolidated obligation bonds, of which $3,035 were hedged with associated interest rate swaps that had traded but not yet settled.

The Bank charged to operating expenses net rental costs of $2 for the years ended December 31, 2013, 2012, and 2011.

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
Transactions with any member that has an officer or director who also is a director of the Bank are subject to the same Bank policies as transactions with other members, and transactions with members which are entered into in the ordinary course of the Bank's business are not considered related party transactions subject to disclosure.
The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 16.2 percent of the Bank’s total regulatory capital stock as of December 31, 2013, was considered a related party. Total advances outstanding to Bank of America, National Association were $17,263 and $9,914 as of December 31, 2013 and 2012, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of December 31, 2013 and 2012. No mortgage loans or mortgage-backed securities were acquired from Bank of America, National Association during the three years ended December 31, 2013.

During 2013, the Bank agreed with certain of its defendants to settle claims arising from certain investments in private-label mortgage-backed securities.  The gross settlement of these claims was $40, resulting in a gain of $33, net of legal fees and expenses, which is recorded in Other Income (Loss) as "Gain on Litigation Settlements." Included in these settlements was $25 (net of legal fees and expenses) related to one of the Bank’s members.

Note 22—Transactions with Other FHLBanks

The Bank's activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with Other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or borrowings from other FHLBanks outstanding as of December 31, 2013 and 2012. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks was less than $1 for the years ended December 31, 2013, 2012, and 2011.
The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks:

	For the Years Ended December 31,
	2013	2012	2011
Investing activities:
Loans made to other FHLBanks	$(305)	$(484)	$(859)
Principal collected on loans to other FHLBanks	305	484	859
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$2,270	$446	$3,066
Payments of short-term borrowings from other FHLBanks	(2,270)	(446)	(3,066)
Net change in borrowings from other FHLBanks	$—	$—	$—

Investment in Another FHLBank's Consolidated Obligation Bond. The Bank's trading investment securities portfolio includes a consolidated obligation bond for which FHLBank Chicago is the primary obligor. The balance of this investment is presented in Note 5—Trading Securities. This consolidated obligation bond was purchased in the open market from a third party and is accounted for in the same manner as other similarly classified investments (see Note 2—Summary of Significant Accounting Policies). Interest income earned on the consolidated obligation bond on which FHLBank Chicago is the primary obligor totaled $9, $10, and $8 for the years ended December 31, 2013, 2012, and 2011, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

MPF Program® Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program, one of the programs through which the Bank historically purchased mortgage loans. These fees totaled less than $1 for the year ended December 31, 2013, and $1 for the years ended December 31, 2012 and 2011 .

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2013, the Bank's outstanding balance related to these MPF Program assets was $2.

Standby Letters of Credit Participation. In 2013, the Bank, together with the FHLBank of Seattle, entered into a participation agreement whereby FHLBank of Seattle guaranteed a standby letter of credit in the amount of $150. Fees paid to FHLBank Seattle associated with this agreement totaled less than $1 for the year ended December 31, 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

Supplementary financial information for each quarter in the years ended December 31, 2013 and 2012 is included in the following tables (in millions).

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$187	$196	$200	$208	$791
Interest expense	105	110	114	121	450
Net interest income	82	86	86	87	341
Provision for credit losses	1	1	1	2	5
Noninterest income	76	25	41	24	166
Noninterest expense	35	31	31	30	127
Affordable Housing Program assessments	12	8	9	8	37
Net income	$110	$71	$86	$71	$338

	For the Year Ended December 31, 2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$226	$238	$255	$254	$973
Interest expense	129	147	152	169	597
Net interest income	97	91	103	85	376
Provision for credit losses	2	1	—	3	6
Noninterest income (loss)	14	24	(6)	23	55
Noninterest expense	38	30	30	27	125
Affordable Housing Program assessments	7	8	7	8	30
Net income	$64	$76	$60	$70	$270

Investment Portfolio

Supplementary financial information on the Bank's investments is included in the tables below (dollars in millions):

	As of December 31,
	2013					2012	2011
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Trading securities:
Government-sponsored enterprises debt obligations	$345	$1,256	$—	$—	$1,601	$2,291	$3,035
Another FHLBank's bond	—	65	—	—	65	77	82
State and local housing agency debt obligations	—	1	—	—	1	2	3
Total trading securities	345	1,322	—	—	1,667	2,370	3,120
Yield on trading securities	5.13%	4.91%	0.00%	0.00%

Available-for-sale securities:
Private-label residential MBS	$—	$—	$12	$2,287	2,299	2,676	2,942
Total available-for-sale securities	—	—	12	2,287	2,299	2,676	2,942
Yield on available-for-sale securities	0.00%	0.00%	5.48%	5.40%

Held-to-maturity securities:
Certificates of deposit	$—	$—	$—	$—	—	550	650
State and local housing agency debt obligations	—	92	—	—	92	106	100
Government-sponsored enterprises debt obligations	430	3,308	—	—	3,738	2,133	1,111
Mortgage-backed securities:
U.S. agency obligations- guaranteed residential	—	—	1	464	465	622	803
Government-sponsored enterprises residential	—	95	1,352	12,505	13,952	10,763	9,886
Private-label residential	—	243	79	1,607	1,929	2,744	3,693
Total held-to-maturity securities	430	3,738	1,432	14,576	20,176	16,918	16,243
Yield on held-to-maturity securities	0.20%	0.89%	2.83%	1.56%

Total investment securities	$775	$5,060	$1,444	$16,863	24,142	21,964	22,305
Yield on total investment securities	2.37%	1.88%	2.85%	2.06%

Interest-bearing deposits	$1,007	$—	$—	$—	1,007	1,005	1,203
Securities purchased under agreements to resell	—	—	—	—	—	250	—
Federal funds sold	1,795	—	—	—	1,795	7,235	12,630
Total investments	$3,577	$5,060	$1,444	$16,863	$26,944	$30,454	$36,138

The Bank held securities of the following issuers with a carrying value greater than 10 percent of the Bank's total capital. These amounts include securities issued by the issuer's holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2013
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$2,081	$2,077
Wells Fargo & Company, San Francisco, CA	830	830
JPMorgan Chase & Co., New York, NY	782	780

Loan Portfolio

The Bank's outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans were as follows (in millions):

	As of December 31,
	2013	2012	2011	2010	2009
Advances	$89,588	$87,503	$86,971	$89,258	$114,580
Real estate mortgages (1)	$929	$1,255	$1,639	$2,040	$2,523
Nonaccrual real estate mortgages, unpaid principal balance	$51	$77	$88	$82	$56
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (2)	$9	$10	$15	$21	$27
Troubled debt restructurings, unpaid principal balance (not included above)(3)	$11	$9	$6	$3	$—
Interest contractually due during the year	$4
Interest actually received during the year	$—
___________
(1) Amounts include single-family residential loans and Affordable Multifamily Participation Program loans classified as substandard. In August 2013, the Bank sold its Affordable Multifamily Participation Program.
(2) Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.
(3) Represents troubled debt restructured loans that are still performing as of year end.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The allowance for credit losses on domestic real estate mortgage loans was as follows (in millions):

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
Balance, beginning of year	$11	$6	$1	$1	$1
Provisions for credit losses	5	6	5	—	—
Charge-offs	(4)	(1)	—	—	—
Mortgage loans transferred to held for sale	(1)	—	—	—	—
Balance, end of year	$11	$11	$6	$1	$1

The ratio of charge-offs to average loans outstanding was 35 basis points for the year ended December 31, 2013, four basis points December 31, 2012, and zero for the years ended December 31, 2009 through 2011.

The allocation of the allowance for credit losses on mortgage loans was as follows (dollars in millions):

	As of December 31,
	2013		2012		2011		2010		2009
	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)
Single-family residential mortgages	$11	100	$10	98	$5	99	$—	99	$—	99
Multifamily residential mortgages	—	—	1	2	1	1	1	1	1	1
Total	$11	100	$11	100	$6	100	$1	100	$1	100
____________
(1) Amount allocated for credit losses on mortgage loans.
(2) Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table provides information regarding the Bank's short-term borrowings (dollars in millions):

	As of and for the Years Ended December 31,
	2013	2012	2011
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$32,202	$31,737	$24,330
Weighted average interest rate at the end of the year	0.11%	0.12%	0.03%
Daily average outstanding for the year	$23,408	$22,314	$18,948
Weighted average interest rate for the year	0.11%	0.11%	0.09%
Maximum amount outstanding at any month-end during the year	$32,202	$31,737	$27,268

Consolidated obligation bonds:
Amount outstanding at the end of the year	$24,139	$26,186	$11,623
Weighted average interest rate at the end of the year	0.13%	0.19%	0.15%
Daily average outstanding for the year	$25,217	$25,366	$15,894
Weighted average interest rate for the year	0.16%	0.20%	0.25%
Maximum amount outstanding at any month-end during the year	$30,692	$28,235	$17,245

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

The Bank's President and Chief Executive Officer and the Bank's Executive Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2013, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank's management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management's Assessment of Internal Control Over Financial Reporting

The Bank's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank's management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2013. In making this assessment, the Bank's management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (1992). Based upon that evaluation, management has concluded that the Bank's internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2013, there were no changes in the Bank's internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank's internal control over financial reporting.

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

Executive Officer	Age	Title
W. Wesley McMullan	50	President and Chief Executive Officer
Kirk R. Malmberg	53	Executive Vice President and Chief Financial Officer
Cathy C. Adams	54	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	45	Executive Vice President and Chief Business Officer
Robert C. Bennett	59	Senior Vice President and Chief Information Officer
Julia S. Brown	48	Senior Vice President and Corporate Secretary
J. Daniel Counce	58	Senior Vice President, Controller
M. Bryan Delong	49	Senior Vice President, Director of Human Resources and Staff Services
Arthur L. Fleming	54	Senior Vice President, Director of Community Investment Services
Haig H. Kazazian, III	48	Senior Vice President, Treasurer
Robert S. Kovach	50	Senior Vice President, Chief Credit Officer
Eric M. Mondres	58	Senior Vice President, Director of Government and Industry Relations
Reginald T. O'Shields	43	Senior Vice President and General Counsel
Richard A. Patrick	58	Senior Vice President, Chief Audit Officer
Ken Yoo	43	Senior Vice President and Chief Risk Officer

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

Robert F. Dozier, Jr. has served as executive vice president and chief business officer since joining the Bank on June 6, 2011. Mr. Dozier oversees the Bank's member sales and outreach, community investment services, corporate communications, and government and industry relations. Prior to joining the Bank, Mr. Dozier was president and chief operating officer for Homeowners Mortgage Enterprises, a subsidiary of CoastalStates Bank, from 1999 to 2011, overseeing all aspects of the company's day to day operations and its strategic growth throughout the southeast. He first began at Homeowners Mortgage Enterprises as a loan officer in 1992. Mr. Dozier also served on the board of directors for CoastalSouth Bancshares, the holding company of CoastalStates Bank, from July 2007 to May 2011. From 2002 to 2004, Mr. Dozier served as a director of the Bank. He earned a B.A. in political science from the University of South Carolina.

Robert C. Bennett serves as senior vice president and chief information officer, overseeing the Bank’s information technology division. Prior to joining the Bank in January 2009, Mr. Bennett was executive vice president and chief information officer for Homebanc Corporation from 1998 through 2007. During a 17-year career from 1981 through 1998 with BellSouth Telecommunications, Mr. Bennett served as chief information officer for various divisions, including corporate marketing and small business services. He also was re-engineering vice president for BellSouth Telecom, director of marketing information systems for BellSouth Enterprises Marketing and Bellsouth Mobility, and applications development manager for BellSouth Information Systems. Mr. Bennett earned a B.A. in English literature from Ohio University.

Julia S. Brown serves as senior vice president and corporate secretary. The board of directors appointed Brown to serve as corporate secretary in April 2011. Prior to her appointment as corporate secretary, she served as associate general counsel, assistant corporate secretary beginning in 2005, deputy general counsel, assistant corporate secretary beginning in 2007, and first vice president, deputy general counsel for governance beginning in 2009. Before joining the Bank in August 2001 as a senior attorney, Ms. Brown practiced commercial real estate law with Sutherland Asbill & Brennan, LLP, in Atlanta, Georgia. She received a B.S. in Spanish and anthropology from Wellesley College, and her J.D. from Harvard Law School.

J. Daniel Counce is senior vice president, controller of the Bank. Mr. Counce oversees financial reporting, accounting policy, derivatives hedge accounting and accounts payable. Mr. Counce joined the Bank in 1990 as assistant controller and was promoted to controller in 1997. Prior to joining the Bank, Mr. Counce held various EDP audit and data processing positions at First Atlanta and subsequently Wachovia, which acquired First Atlanta. He also worked in internal and EDP audit at First Tennessee National Corporation and as a tax accountant and auditor with Rhea and Ivy CPAs in Memphis. He received a B.S. in accounting from the University of Tennessee and is a certified public accountant. He also completed the ABA Graduate School of Bank Investments and Financial Management at the University of South Carolina.

M. Bryan Delong is senior vice president, director of human resources and staff services, and is responsible for developing and executing the Bank’s human resources and total reward strategies. Mr. Delong also leads the Bank’s staff services functions, which include facilities operations, print and mail services, and procurement. A 20-year veteran of the Bank, he previously served as the assistant director of human resources with responsibility for managing the Bank’s compensation, benefits, human resources information systems, and employee development programs. Mr. Delong was named to his current position in September 2011. Prior to joining the Bank in March, 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. He holds a M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

Arthur L. Fleming serves as senior vice president, director of community investment services, directing the Bank’s community investment, economic development, and affordable housing products and services. Mr. Fleming has experience in a variety of financial services, legal, housing development, and academic roles. Before joining the Bank in November 2007, he was chief lending and investment officer for the Opportunity Finance Network, Inc., a national community development financial institution. He also served as the senior director for the southeast region and director of housing finance for the Fannie Mae Foundation; the senior vice president, managing director of housing initiatives at GMAC; founder and executive director of the Community Financing Consortium, Inc; and an attorney/senior associate for the FAU/FIU Joint Center for Environmental and Urban Problems. Mr. Fleming earned a B.S. in criminology from Florida State University, and an M.A. in Urban and Regional Planning and a J.D. from the University of Florida.

Haig H. Kazazian, III has served as treasurer since June 3, 2013, and was promoted to senior vice president, treasurer effective January 1, 2014. Mr. Kazazian joined the Bank as a credit analyst in 1992 and earned promotions to manager of national accounts and product development in 2001, first vice president in 2005, manager of national accounts and capital markets trading in 2009, and manager of treasury analysis and national accounts sales and trading in 2011. He is a chartered financial analyst and earned an M.B.A. and a B.A. in economics, each from Emory University. Mr. Kazazian was an M.B.A. Fellowship Recipient.

Robert S. Kovach has served as senior vice president, chief credit officer since January 2012, directing the Bank’s credit and collateral services and collateral risk management operations. Prior to joining the Bank in 2010 as Director of Collateral Services, Kovach served a variety of roles with the FHLBank Pittsburgh from January, 2008 to October, 2010, including director of collateral services, chief investment officer, and director of internal audit. He also served as a field manager and a senior examiner for the Office of Thrift Supervision. Kovach holds a Chartered Financial Analyst designation and earned a B.S. in chemistry from Dickinson College.

Eric M. Mondres serves as senior vice president, director of government and industry relations and oversees the Bank's efforts related to public policy development and strategy, as well as its relationships with industry members and groups as it relates to the Bank's business and mission. Mr. Mondres joined the Bank in March 2003 as vice president of government relations. Before joining the Bank, he worked for America's Community Bankers, the Thrift Depositor Protection Oversight Board, the Environmental Protection Agency as a consultant, the U.S. Department of Agriculture, and the U.S. House of Representatives’ House Administration Committee as assistant minority counsel. Mr. Mondres earned a B.A. degree in history and political science from Bridgewater College and a J.D. from Cumberland School of Law.

Reginald T. O’Shields has served as senior vice president and general counsel since April 2, 2011. Mr. O’Shields manages the delivery of legal services by the Bank’s legal department covering a wide variety of corporate, securities, finance, and regulatory matters. He joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O’Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O’Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Richard A. Patrick serves as senior vice president and chief audit officer. He is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Federal Housing Finance Agency. Mr. Patrick reports directly to the audit committee of the board of directors. Mr. Patrick joined the Bank in 1991 as the vice president and director of internal audit and was promoted to his senior position in 2002. Prior to joining the Bank, Mr. Patrick was a vice president and audit manager for C&S/Sovran Corporation, which is now known as Bank of America. Previously, he was a branch and operations audit officer for National Bank of Georgia. A certified public accountant, certified fraud examiner, certified financial services auditor, and certified bank auditor, Mr. Patrick earned a Bachelor's degree in business administration from Appalachian State University. He is also an honors graduate of the Bank Administration Institute's School for Bank Administration.

Ken Yoo has served as first vice president and chief risk officer since April 1, 2011, and was promoted to senior vice president and chief risk officer effective January 1, 2013. Mr. Yoo directs the Bank's enterprise risk management function and is responsible for overseeing enterprise-wide risk assessment and reporting functions as well as model validation efforts for the Bank. Mr. Yoo joined the Bank in 2006 as manager of risk reporting and analysis and was promoted to director of enterprise risk management and then deputy chief risk officer prior to his current position. Prior to joining the Bank, Mr. Yoo was employed by the Office of Federal Housing Enterprise Oversight (which was subsequently merged into the Finance Agency pursuant to the Housing Act), where he was a senior member of its supervisory group since 2005. Previously, Mr. Yoo was employed in various senior risk management consulting positions at BearingPoint, Inc. and at Merrill Lynch & Co. Mr. Yoo earned an M.A. in international affairs from George Washington University, an M.B.A. from Yonsei University in Seoul, Korea, and a B.A. in economics from Virginia Tech.

Directors

The FHLBank Act provides that an FHLBank's board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2014, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. All individuals serving as Bank directors must be United States citizens. At least a majority of the directors must be member directors and not fewer than two-fifths must be independent directors. Under the FHLBank Act, as amended by the Housing Act, and Finance Agency regulations, the term of office of each director is four years, subject to certain adjustments to achieve a staggered board, and any director that has been elected to three consecutive full terms is not eligible for election to directorship for any term that begins within two years of the expiration of the third term.

Finance Agency regulations require that a member directorship be held only by an officer or director of a member institution. Further, the member institution must be located within the Bank's district, meet all minimum capital requirements established by its appropriate federal banking agency or appropriate state regulator, and be a member as of the record date established for the election of such director. The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a nominee from the election ballot on the basis of such qualifications. For the 2013 elections, the board of directors did not identify any particular qualifications as part of its election notification process.

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

The following table sets forth information regarding each of the Bank's directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director
Donna C. Goodrich(1)	51	2008	12/31/2016
William C. Handorf(2)	69	2007	12/31/2015
John M. Bond, Jr.(1)	70	2005	12/31/2014
Travis Cosby, III(1)	55	2014	12/31/2017
Michael P. Fitzgerald(1)	57	2014(4)	12/31/2017
F. Gary Garczynski(2)(3)	67	2007	12/31/2016
J. Thomas Johnson(1)	67	2004	12/31/2015
Jonathan Kislak(2)	65	2008	12/31/2014
LaSalle D. Leffall, III(2)	51	2007	12/31/2016
Miriam Lopez(1)	63	2008	12/31/2014
John C. Neal(1)	64	2013	12/31/2016
Henry Gary Pannell(2)	76	2008	12/31/2015
Robert L. Strickland, Jr.(2)(3)	62	2007	12/31/2017
Richard A. Whaley(1)	54	2013	12/31/2014
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

(4)	On February 14, 2014, Michael P. Fitzgerald was elected to fill the vacant member directorship designated for the District of Columbia seat, effective March 26, 2014.

Chairman of the board, Donna C. Goodrich, has served as senior executive vice president of Branch Banking & Trust Company (BB&T) since December 2006. She is responsible for deposit services, payment services, processing services and electronic delivery channels at BB&T. Ms. Goodrich joined BB&T in 1985, and has held the positions of retail services officer, financial center manager, mergers and acquisition analyst, asset/liability management specialist, and deposit and corporate funding manager. She is a member of the Senior Leadership Team and serves on several committees, including the Market Risk, Liquidity and Capital Committee, and the Risk Management Committee. Ms. Goodrich also serves as senior executive vice president of BB&T Corporation, the holding company of BB&T, a position she has held since December 2006. Ms. Goodrich is a past chairman of the North Carolina Bankers Association. She has expertise in asset/liability management and finance.

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

Travis Cosby, III has served as chairman of the board of First Community Bank of Central Alabama since January 1, 2013, having previously served as president from 2001 - 2011 as well as chief executive officer from 2004 - 2012. He has over 30 years of banking experience and served in operations, lending, investment portfolio management, and funds management positions. He worked at Union Planters Bank from 1998 - 2001, achieving the title of city president, after rising to executive vice president during his tenure at First National Bank of Wetumpka from 1982 - 1998. From 1980 - 1982, Mr. Cosby worked at Jackson Thornton and Co., CPAs. He earned a B.S. in accounting from Auburn University, and became a Certified Public Accountant in June, 1982. Mr. Cosby is a past chairman and current board member of the Alabama Bankers Association, Inc. He has expertise in auditing, accounting, financial management, strategic planning, and community banking.

Michael P. Fitzgerald is chairman, president and chief executive officer of Bank of Georgetown, located in Washington, D.C. Mr. Fitzgerald co-founded Bank of Georgetown in 2005 and oversees strategic planning, overall bank management and daily operations. Mr. Fitzgerald has more than 32 years of experience in commercial banking in the Greater Washington, D.C. area. From 1998 through 2003, he served as senior vice president of SequoiaBank, overseeing all commercial banking operations in Maryland as well as government contractor banking efforts throughout the region. Mr. Fitzgerald began his banking career with Riggs Bank, where he served for 15 years in several capacities, including corporate banking, special assistant to the chairman, and from 1988 through 1994, was named president and chief executive officer of The Riggs National Bank of Maryland. Throughout his career, Mr. Fitzgerald has been active in a number of civic, cultural and educational organizations. He currently serves on the board of trustees of Marymount University and Providence Hospital, as a board member and former president of The Friendly Sons of St. Patrick of Washington, D.C. Mr. Fitzgerald also serves as a member of the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Richmond. Mr. Fitzgerald has expertise in accounting, financial management, organizational management, project development, credit and collateral, board service, and community banking.

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

Jonathan Kislak has served as principal and chairman of the board of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. Since October, 2013, Mr. Kislak has served on the board of directors and chair of the audit committee of Cherry Hill Mortgage Investment Corp. (NYSE - CHMI). Mr. Kislak has expertise in economics and finance.

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

Miriam Lopez has served as president, chief lending officer, and director of Marquis Bank in Coral Gables, Florida since July 2010. She previously served as chief executive officer of TransAtlantic Bank in Miami, Florida for 24 years and as TransAtlantic's chairman of the board from 2003 to 2007. She is a former president (non-executive position) of the Florida Bankers Association and former member of the American Bankers Association's Government Relations Council and Executive Committee. Ms. Lopez has expertise in accounting and finance.

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

Henry Gary Pannell has served as special counsel with the law firm Jones, Walker, Waechter, Poitevent, Carrère & Denègre L.L.P. in Atlanta, Georgia since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta, Georgia since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, Georgia, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell has expertise in federal banking law, corporate governance, bank accounting, and community development.

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

Richard A. Whaley serves as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, positions he has held since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He has been a member of the Georgia Municipal Association and Georgia Cities Foundation Special Downtown Task Force since 2011, and has served as a director of the Georgia Bankers Association Insurance Trust, Inc. since June 2013. Mr. Whaley has expertise in community banking, auditing, accounting, risk management, and credit and collateral matters.

Nominating Procedures

Finance Agency regulations establish certain requirements and limitations regarding director eligibility, elections, compensation, and expenses. No material changes to these requirements or the director nominating procedures thereunder occurred during 2013.

On March 6, 2013, the board of directors elected Richard A. Whaley, president, chief executive officer, and director of Citizens Bank of Americus, to fill the member directorship designated for the state of Georgia, which seat became vacant on December 13, 2012, as previously disclosed in the Bank's Form 8-K filed with the SEC on December 14, 2012. Finance Agency regulations require the board to elect, by a majority vote of the remaining directors, an individual to fill the unexpired term of office.

On February 14, 2014, the board of directors elected Michael P. Fitzgerald, chairman, president and chief executive officer of Bank of Georgetown, to fill the member directorship designated for the District of Columbia seat, effective March 26, 2014 through December 31, 2017. Because the Bank did not receive any nominating certificates for this member directorship prior to the nomination deadline for the 2013 elections, applicable law required that the D.C. member directorship be deemed vacant as of January 1, 2014 and that the board of directors fill the position.

Code of Conduct

The board has adopted a Code of Conduct that applies to the Bank's principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, in each case, who are employees of the Bank. The Code of Conduct is posted on the Who We Are - Investor Relations -Governance section of the Bank's Internet website at http://corp.fhlbatl.com/who-we-are/investor-relations/. Any amendments to, or waivers under, the Bank's Code of Conduct that are required to be disclosed pursuant to the SEC's rules will be disclosed on the Bank's website.

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

As of the date of this Report, the Bank has 13 directors, seven of whom are member directors and six of whom are independent directors. None of the Bank's directors is an “inside” director. That is, none of the Bank's directors is a Bank employee or officer. Further, as the Bank's stock may only be owned by members, former members, and certain non-members, the Bank's directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency's director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of March 14, 2014, each of the Bank's directors was independent under these criteria.

SEC Rules Regarding Independence

SEC rules require the Bank's board of directors to adopt a standard of independence to evaluate its directors. The board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, including members of its Governance and Compensation Committee and Audit Committee, and whether the Bank's Audit Committee's financial experts are independent.

After applying the NYSE independence standards, the board determined that, as of March 14, 2014, Messrs. Garczynski, Handorf, Kislak, Leffall, and Pannell, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Bond, Cosby, Garczynski, Goodrich, Handorf, Johnson, Kislak, and Pannell. As the Bank's Governance and Compensation Committee may only recommend actions to the full board regarding governance practices, compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE's standards for compensation committees. The board determined that, as of March 14, 2014, each of directors Garczynski, Handorf, Kislak, Leffall, and Pannell was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Mr. Strickland was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Bond, Cosby, Goodrich, Handorf, Kislak, Leffall, and Lopez. The board determined that, as of March 14, 2014, each of directors Handorf, Kislak, and Leffall was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Handorf, Kislak, and Leffall is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 14, 2014, each of the Bank's directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency's standards applicable to the Bank's Audit Committee.

Board Leadership Structure and Risk Oversight

The directors are nominated and elected in accordance with applicable law and Finance Agency regulations. As required by applicable law, the chairman and vice chairman of the board are elected by a majority of all the directors of the Bank from among the directors of the Bank for two year terms, and since Bank officers may not serve as directors of the Bank, neither the board chairman or vice chairman position can be filled by the president and chief executive officer of the Bank.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices, compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2013 has at any time been an officer or employee with us. None of our executive officers served during 2013 or is serving on our board of directors or the compensation committee of any entity whose executive officers served on our board of directors.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank's 2013 compensation program for its chief executive officer, chief financial officer, and three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank's “named executive officers.”

In 2013 the Bank's named executive officers were as follows:

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Robert C. Bennett	Senior Vice President and Chief Information Officer

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

Elements of Compensation

To achieve the goals described above, the Bank compensates its executive officers with a combination of base salary, incentive compensation, and benefits. The Bank is unable to offer equity-related compensation because it is a cooperative, and only member financial institutions may own its capital stock. Accordingly, the Bank offers other compensation elements, such as qualified and non-qualified defined benefit and defined contribution pension plans, to motivate long-term performance and encourage retention. Additionally, because the Bank is exempt from federal taxes, the deductibility of compensation is not relevant to compensation plan design. The elements of the Bank's compensation program for executive officers, and the objective of each compensation element, are described below.

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive's base salary also is used as a basis in calculating the executive's yearly incentive award opportunity, as described below.

Incentive compensation. The Bank provides an annual cash award opportunity (ICP) to executive officers based on the achievement of quantitative and qualitative goals set and evaluated by the board of directors. The ICP is designed to promote and reward achievement of annual corporate performance goals set by the board. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of a portion of any ICP granted is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). If, as of the time any payment of the Deferred Incentive otherwise would be due, the board of directors has made a good faith determination that the Bank does not have the financial capacity to repurchase excess stock, and/or achieve certain financial performance requirements, the board of directors may in its sole discretion elect to reduce or eliminate such payment of Deferred Incentive.

Benefits. The Bank provides retirement benefits to promote executive retention. The Bank also provides limited perquisites and other benefits to enhance executive officers' ability to devote maximum attention to their primary responsibilities and to minimize the amount of time spent on non-Bank related matters.

Executive Compensation Process

Board and committee consideration of executive compensation. The Bank's board of directors establishes the Bank's executive compensation philosophy and objectives and has final approval of any compensation decisions related to the Bank's chief executive officer and all officers reporting directly to the chief executive officer who are senior vice presidents or higher. The governance and compensation committee of the board of directors advises and assists the board and makes recommendations to the board relating to compensation of such officers. Prior to October 2012, the board approved any compensation decisions related to the Bank's chief executive officer and all of his direct reports.

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

Use of compensation consultant. The governance and compensation committee of the board of directors independently selected and engaged Towers Watson to provide assistance in evaluating the Bank's executive compensation programs for 2013. Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank's executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank's business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation, including base salary, incentive compensation plan, retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at commercial banks and financial services organizations with assets between $18 billion and $62 billion. The median asset size for the comparative commercial bank peer group was $25 billion. The median asset size for the comparative financial services organizations peer group was $27.6 billion. The companies included in the peer groups for 2013 are listed below in "Compensation Decisions in 2013 - Overview." The board uses this data to assess competitive levels of compensation for our executives and did not target any named executive officer's compensation to a specific percentile of such executive officer's comparable position in the peer groups.

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

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director is required to prohibit the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. Pursuant to this authority and a Finance Agency final rule on executive compensation, effective February 27, 2014, the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any planned board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. In addition, Finance Agency Advisory Bulletin 2009-AB-02 establishes five principles for executive compensation by the FHLBanks and the Office of Finance:

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

In addition, under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2013. The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

Compensation Decisions in 2013
Overview
The board of directors bases its compensation decisions on both objective criteria related to corporate performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers' performance in 2013 were:

•	achievement of performance objectives for 2013 as determined by the board;

•	fulfillment of the Bank's public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank's size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank's 2013 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. His base salary during 2013 was $682,500. In determining the base salary for Mr. McMullan, the board considered data developed by Towers Watson noting (1) total cash compensation provided at the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations:

•	FHLBank Chicago;

•	FHLBank Dallas;

•	FHLBank New York; and

•	FHLBank San Francisco

and (2) total cash compensation at the following commercial banks with assets between $18 billion and $62 billion:

•	Associated Banc-Corp

•	Bank of the West

•	BOK Financial

•	City National Bank

•	Comerica

•	East West Bank

•	First Citizens Bank

•	First Horizon National

•	Hancock Holding

•	Huntington Bancshares

•	OneWest Bank

•	People’s United Financial Inc.

•	Popular

•	Webster Bank

•	Zion’s Bancorporation

According to the historical data provided to the board by Towers Watson, Mr. McMullan's 2013 salary is below the median base salary for the presidents of the FHLBanks and commercial financial institutions listed above.

In determining the 2013 base salary for Mr. Malmberg, the board considered the same comparative compensation data provided by Towers Watson listed above. In order to review sufficient market data in determining the base salaries for Ms. Adams and Mr. Dozier, whose positions are not as precisely mirrored at other institutions, the board also considered compensation data supplied by Towers Watson from the following financial services organizations with assets between $18 billion and $62 billion:

•	Associated Banc-Corp

•	Bank of the West

•	BOK Financial

•	Chicago Mercantile Exchange

•	Chubb

•	Cigna

•	City National Bank

•	CNO Financial

•	Comerica

•	Cullen Frost Bankers

•	East West Bank

•	eBay

•	Federal Reserve Bank of St. Louis

•	First Citizens Bank

•	First Horizons National

•	First Niagara Financial Group

•	Hancock Holding

•	Huntington Bancshares

•	Navy Federal Credit Union

•	NRUCFC

•	OneWest Bank

•	People’s United Financial Inc.

•	Phoenix Companies

•	Popular

•	Progressive

•	Protective Life

•	SVB Financial

•	Synovus Financial Corporation

•	Unum Group

•	Visa

•	Webster Bank

•	Wellpoint

•	Zion’s Bancorporation

Following this review, the board opted to increase the existing base salaries of Mr. Malmberg, Ms. Adams, and Mr. Dozier to $428,000, $414,000, and $409,000, respectively, for 2013. As discussed above, the chief executive officer determines the base salary of all senior vice president officers (other than those officers reporting directly to him, whose base salaries are established by the board of directors, and the chief audit officer). Mr. Bennett's base salary for 2013 was $354,500.

Incentive Compensation

The 2013 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year, were as follows:
2013 Award Opportunities

	Percent of Base Salary
Title	Threshold (%)	Target (%)	Maximum (%)
President and Chief Executive Officer	32.00	64.00	96.00
Executive Vice President	25.00	50.00	75.00
Senior Vice President	22.00	43.00	65.00

These percentages are consistent with award percentages established for the past three years.

For 2013, the board established four incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank's strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal's “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management's projections concerning economic conditions, interest rates, demand for advances products and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2013. A description of each of the performance metrics, and the performance against such metrics in 2013, is provided following the tables.

2013 Weights and Awards

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Product Utilization	35.00	11.20	22.40	33.60
Risk Management - Examination Performance	15.00	4.80	9.60	14.40
Risk Management - Retained Earnings	15.00	4.80	9.60	14.40
Risk Management - ROE Spread to 3-Month Libor	35.00	11.20	22.40	33.60
Total	100.00	32.00	64.00	96.00

Executive Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Product Utilization	35.00	8.75	17.50	26.25
Risk Management - Examination Performance	15.00	3.75	7.50	11.25
Risk Management - Retained Earnings	15.00	3.75	7.50	11.25
Risk Management - ROE Spread to 3-Month Libor	35.00	8.75	17.50	26.25
Total	100.00	25.00	50.00	75.00

Senior Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Product Utilization	25.00	5.50	10.75	16.25
Risk Management - Examination Performance	20.00	4.40	8.60	13.00
Risk Management - Retained Earnings	10.00	2.20	4.30	6.50
Risk Management - ROE Spread to 3-Months Libor	25.00	5.50	10.75	16.25
Individual and Team Goals	20.00	4.40	8.60	13.00
Total	100.00	22.00	43.00	65.00

The Shareholder Focus - Product Utilization measure includes increasing the number of products and services utilized by members during 2013. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2013 over a product utilization baseline established as of December 31, 2012. The performance goals were six percent product utilization increase (threshold), eight percent (target), and 12 percent (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall basis. The board awarded the maximum level for this goal.

The Risk Management - Examination Performance measure includes operating safely and soundly to effectively manage a range of risks during 2013. The Bank sought to maintain or achieve certain performance goals measured through the regulatory examination process, including the significance of examination findings, the resolution of examination items within a prescribed time frame, and certain composite and component examination rating results. This goal was substantially the same for each named executive officer, and performance under these measures was determined on an overall basis. The board awarded the maximum level for this goal.

The Risk Management - Retained Earnings measure includes increasing the Bank's retained earnings in 2013. This performance measure reflects the Bank's ability to pay consistent quarterly dividends to its members. Performance under this measure was determined by calculating the percentage increase in retained earnings, including unrestricted and restricted retained earnings and certain reserve amounts of retained earnings, as of December 31, 2013 over a retained earnings baseline established from December 31, 2012. The performance goals were 6.97 percent increase, (threshold), 8.71 percent increase (target), and 10.45 percent or greater increase (maximum). As of December 31, 2013, the Bank's retained earnings resulted in eligibility of each named executive officer to receive an award of maximum with respect to that goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance measure is the ROE amount in excess of average three-month LIBOR, excluding the impact of other-than-temporary impairment losses on private-label MBS. This performance measure reflects the Bank's ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. No adjustments were made. As of December 31, 2013, the performance goals were 275 basis points (threshold), 300 basis points (target), and 325 basis points (maximum). In 2013 the Bank's ROE spread to three-month LIBOR resulted in eligibility of each named executive officer to receive an award of maximum with respect to that goal.

In 2013, the board of directors did not establish individual performance award opportunities for executive management.

The following table provides the final award level associated with each performance goal and total award amounts for each named executive officer.

2013 Incentive Compensation Plan Awards

Name	Product Utilization (%) of Base Salary	Examination Performance (%) of Base Salary	Retained Earnings (%) of Base Salary	ROE Spread to LIBOR (%) of Base Salary	Individual/Team Goals (%) of Base Salary	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	33.60	14.40	14.40	33.60	—	96.00	Maximum	$655,200	$327,600
Kirk R. Malmberg	26.25	11.25	11.25	26.25	—	75.00	Maximum	321,000	160,500
Cathy C. Adams	26.25	11.25	11.25	26.25	—	75.00	Maximum	310,500	155,250
Robert F. Dozier, Jr.	26.25	11.25	11.25	26.25	—	75.00	Maximum	306,750	153,375
Robert C. Bennett	16.25	13.00	6.50	16.25	13.00	65.00	Maximum	230,425	115,213

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion was subtracted from the total calculated award value and will be paid, together with positive or negative returns (equal to the Bank's return on equity for the applicable year) over three years (2015-2017) on the following schedule, subject to certain restrictions discussed above:

Deferred Incentive Fee Payout Schedule

Payment Year	Payment
2015	1/3 of balance (± 1-year return)
2016	1/2 of balance (± 2-year return)
2017	Remaining balance (± 3-year return)

If a named executive officer's employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including Deferred Incentive) shall be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits

The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled Executive Compensation, Pension Benefits, and Deferred Compensation.

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

The board of directors may, in its discretion, provide severance benefits to an executive officer in the event of termination of his/her employment. In determining whether severance compensation is appropriate, the board of directors considers both the factors underlying the termination of employment and the employment history of the executive officer. The Bank does not provide a “gross up” benefit on taxes incurred with respect to any severance.

Employment Agreement. The Bank entered into an Employment Agreement with Mr. McMullan, effective January 1, 2014 (Employment Agreement). Under the Employment Agreement, Mr. McMullan's employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. The Employment Agreement established Mr. McMullan's base salary at $722,000 per year, which amount may be increased from year to year by the Bank's board of directors. Pursuant to the Employment Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank.

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

BOARD OF DIRECTORS

Donna C. Goodrich, Chairman	William C. Handorf, Vice Chairman
John M. Bond, Jr.	Miriam Lopez
Travis Cosby, III	John C. Neal
F. Gary Garczynski	Henry Gary Pannell
J. Thomas Johnson	Robert L. Strickland, Jr.
Jonathan Kislak	Richard A. Whaley
LaSalle D. Leffall, III

Executive Compensation

Summary Compensation Tables

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2013, 2012, and 2011. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2013 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus(3)(d)	Non-Equity Incentive Plan Compensation(4)(e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5) (f)	All Other Compensation(6)(g)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2013	$682,500	$1,100	$681,764	$154,640	$59,980	$1,579,984
	2012	650,000	100	634,959	888,648	58,112	2,231,819
	2011	650,000	100	599,362	1,089,000	58,758	2,397,220
Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2013	428,000	100	334,624	3,730	25,730	792,184
	2012	411,950	100	315,086	298,740	28,815	1,054,691
	2011	411,950	350	297,385	526,000	24,885	1,260,570
Cathy C. Adams Executive Vice President and Chief Operations Officer	2013	414,000	100	323,601	348	25,158	763,207
	2012	395,625	100	302,625	481,352	24,288	1,203,990
	2011	395,625	1,100	285,622	951,000	34,788	1,668,135
Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer(1)	2013	409,000	100	316,927	25,000	25,550	776,577
	2012	390,000	100	294,840	18,000	25,048	727,988
	2011	225,000	100	161,550	—	110,556	497,206
Robert C. Bennett Senior Vice President and Chief Information Officer(2)	2013	354,500	100	240,396	34,000	22,805	651,801

____________

(1)	Mr. Dozier joined the Bank as executive vice president and chief business officer effective June 6, 2011. The 2011 amounts reported for Mr. Dozier reflect his partial year of service.

(2)	Mr. Bennett was not a named executive officer in 2012 or 2011.

(3)
The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides the named executive officers a tax gross-up on this bonus, which amount is included in column (g). The 2013 bonus amount for Mr. McMullan and the 2011 bonus amounts for Mr. Malmberg and Ms. Adams also include award payments of $1,000, $250 and $1,000, respectively, under the Bank's Service Award Program to recognize employees with five or more years of service. The Service Award Program is administered by the Bank's human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g).

(4)
The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2013, 2012, and 2011 pursuant to awards under the ICP, subject to certain mandatory deferral requirements. In 2011 and 2012, thirty-four percent and fifty percent, respectively, of the ICP awards for such year was subject to mandatory deferral over three years. Fifty percent of the 2013 ICP awards is subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2013 non-equity incentive compensation awards are subject to a 30 day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 27, 2014. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years.

(5)
The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer's aggregate pension benefits under the Bank's Qualified and Excess Plans, computed as described in footnote (1) to the 2013 Pension Benefits table, and (ii) all "above market" earnings earned under the Bank's non-qualified deferred compensation plans. Under SEC rules, "above-market" earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2013 above-market amounts for Mr. McMullan, Mr. Malmberg, and Ms. Adams were $640, $730, and $348, respectively. Ms. Adams had an actuarial decrease of $8,000 for 2013, which is not included in this column. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”

(6) The amounts in column (g) for 2013 consist of the following amounts:

Name	Contributions under the Bank's qualified 401(k) Plan (1)	Matching contributions under the Bank's non-qualified defined contribution benefit equalization plan	Perquisite(2)	Tax Gross-ups	Total
W. Wesley McMullan	$14,175	$26,775	$18,480	$550	$59,980

Kirk R. Malmberg	9,666	16,014	—	50	25,730

Cathy C. Adams	9,554	15,286	280	38	25,158

Robert F. Dozier, Jr.	25,500	—	—	50	25,550

Robert C. Bennett	15,300	5,970	1,485	50	22,805
____________
(1) The Bank provided Mr. Dozier with $15,300 in matching 401(k) contributions and $10,200 in automatic 401(k) contributions.
(2) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank provides Mr. McMullan reimbursement for travel-related expenses (Global Entry Application Fee and Delta Crown Room membership), as well as a $1,500 per month car allowance. The Bank provided Ms. Adams reimbursement for guest travel to certain business functions and Mr. Bennett reimbursement for legal and tax planning services.

Awards of Incentive Compensation in 2013

The following table provides information concerning each grant of an award to a named executive officer in 2013 under the ICP.

2013 Grants of Plan-Based Awards

Name (a)	Threshold (b)(1)	Target (c)(1)	Maximum (d)(1)
W. Wesley McMullan	$218,400	$436,800	$655,200
Kirk R. Malmberg	107,000	214,000	321,000
Cathy C. Adams	103,500	207,000	310,500
Robert F. Dozier, Jr.	102,250	204,500	306,750
Robert C. Bennett	77,990	152,435	230,425
____________

(1)
Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank's ICP for the fiscal year ended December 31, 2013. The actual amounts earned pursuant to the ICP during 2013 are reported under column (e) of the summary compensation table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The following 2013 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank's tax-qualified pension plan (Qualified Plan), and the Bank's non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2013, payable to each of the named executive officers, including the number of years of service credited to each named executive under each plan.

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

Mr. McMullan, Mr. Malmberg, and Ms. Adams participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. As of March 15, 2013, each of Mr. McMullan, Mr. Malmberg, and Ms. Adams had attained eligibility for immediate early retirement.

Employees hired between July 1, 2005 and March 1, 2011

For participants hired between July 1, 2005 and March 1, 2011, the Qualified Plan generally provides an annual retirement allowance equal to 1.5 percent of the participant's highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available. Mr. Bennett participates in the Qualified Plan under these terms because he was hired January 2009.

Employees hired on or after March 1, 2011

The Qualified Plan was closed to new participants effective March 1, 2011. Accordingly, Mr. Dozier does not participate in the Qualified Plan.

Excess Plan

Payments under the Qualified Plan may be limited due to federal tax code limitations. The Excess Plan exists to restore those benefits that executives otherwise would forfeit due to these limitations. The Excess Plan operates using the same benefit formula and retirement eligibility provisions as described above under the Qualified Plan. Because the Excess Plan is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the Qualified Plan.

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

2013 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit(1)(d)	Payments during last fiscal year (e)
W. Wesley McMullan	Qualified Plan	25.8	$1,053,000	$—
	Excess Plan	25.8	3,020,000	—
Kirk R. Malmberg(2)	Qualified Plan	16.8	737,000	—
	Excess Plan	16.8	1,062,000	—
Cathy C. Adams	Qualified Plan	27.3	1,374,000	—
	Excess Plan	27.3	1,835,000	—
Robert F. Dozier, Jr.	Qualified Plan	—	—	—
	Excess Plan	1.5	43,000	—
Robert C. Bennett	Qualified Plan	3.9	140,000	—
	Excess Plan	3.9	53,000	—
____________

(1)
The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2013, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 4.95 percent discount rate; 5.04 percent was used to calculate benefits under the Excess Plan.

(2)
In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank's Excess Plan, using the methodology described in note 1, is $254,000.

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

The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to direct such compensation into a range of mutual fund options designed to mirror the Bank's 401(k) Plan. Directors, and beginning in 2014, all deferred compensation plan participants, may select an interest crediting rate based on the Bank's return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant's employment has ended, or at a time that begins at or after the participant's retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan. Mr. McMullan and Ms. Adams participated in the deferred compensation plan for the year ended December 31, 2013.

Named executive officers also are permitted to defer up to 40 percent of salary under the Bank's qualified (401(k)) and non-qualified (DC BEP) plans. In addition, the Bank matches the amount contributed by a participating employee on the first six percent of his/her base salary. For employees hired on or after March 1, 2011, including Mr. Dozier, the Bank automatically contributes four percent of his/her base salary into the 401(k) plan on behalf of the employee, regardless of whether the employee makes his/her own contribution. All Bank contributions are subject to a two-year vesting period.

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

The amounts shown in the table below include compensation earned and deferred in 2013, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2013 Nonqualified Deferred Compensation
Defined Contribution Benefit Equalization Plan (DC BEP)

Name (a)	Executive Contributions in Last Fiscal Year (b)(1)	Bank Contributions in Last Fiscal Year (c)(2)	Aggregate Earnings In Last Fiscal Year (d)(3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last FYE (f)
W. Wesley McMullan	$45,250	$26,775	$51,873	$—	$445,968
Kirk R. Malmberg	41,200	16,014	138,887	—	617,409
Cathy C. Adams	39,100	15,286	106,041	—	659,876
Robert F. Dozier, Jr.	—	—	—	—	—
Robert C. Bennett	1,815	5,970	7,942	—	45,144
____________
(1) Amounts under column (b) are included in salary reported for 2013 in column (c) of the 2013 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2013 in column (g) of the 2013 Summary Compensation Table.
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

Under Mr. McMullan's Employment Agreement, “cause” is defined to include Mr. McMullan's willful failure to perform his duties; his willful engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; or his breach of fiduciary duty or breach of certain covenants in the Employment Agreement. In addition, the Employment Agreement defines “good reason” to include a material diminution in Mr. McMullan's base salary or in his authority, duties, or responsibilities, or the authority, duties, or responsibilities of the person to whom Mr. McMullan reports; the Bank requiring Mr. McMullan to be based at any office or location other than in Atlanta, Georgia; or a material breach of the Employment Agreement by the Bank.

The following table provides information about potential payments to Mr. McMullan in the event his employment had terminated on December 31, 2013. He is not entitled to any tax gross-up payments in the event of termination, whether under the 280G "golden parachute" tax rules or otherwise.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Life Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2013 ICP Award	Deferred Incentive for Prior Periods	Annual Base Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary For Cause	—	—	—	—	—	—	—
Involuntary Without Cause	655,200	507,966	682,500	—	—	—	1,845,666
Resignation For Good Reason	655,200	507,966	682,500	—	—	—	1,845,666

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

Director Compensation
The FHLBank Act provides that each FHLBank may pay its directors reasonable compensation for the time required of them, and their necessary expenses, in the performance of their duties, subject to approval by the Director. In accordance with the FHLBank Act, the Bank has adopted a policy governing the compensation and travel expense reimbursement provided to its directors. Under this policy, directors receive fees paid for attendance at each meeting of the board of directors and meeting of a committee of the board of directors, as further described below. These fees are subject to the annual caps established under the policy. Directors do not receive separate retainers.

Directors are reimbursed for reasonable Bank-related travel expenses associated with meeting attendance in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director's guest. Total expenses paid under Bank policy in 2013 were $44,016.

During 2013, directors received fees for attendance at each board and committee meeting as described below. The following annual compensation limits applied.

2013 Annual Compensation Limits

Title	Amount
Chairman of the Board	$70,000
Vice Chairman of the Board	65,000
Chairman of the Audit Committee	65,000
Other Committee Chairmen (other than Audit and Executive)	60,000
All Other Directors	55,000

Under the 2013 Directors' Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of such director's annual cap for attendance at no less than 75 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on January 1, 2013 and ended January 31, 2013 (the day of the first scheduled in-person board meeting for 2013). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 13, 2013 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2013 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity. No increase could exceed the applicable annual compensation cap.

The following table sets forth the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2013.

Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c)(2)	All Other Compensation (d)(3)	Total (e)
John M. Bond, Jr.	$60,000	$6,195	$1,040	$67,235
W. Russell Carothers, II	55,000	—	79	55,079
F. Gary Garczynski	60,000	—	545	60,545
Donna C. Goodrich(1)	70,000	—	—	70,000
William C. Handorf	65,000	—	—	65,000
J. Thomas Johnson	55,000	—	—	55,000
Jonathan Kislak(1)	65,000	—	—	65,000
LaSalle D. Leffall, III	60,000	—	73	60,073
Miriam Lopez	60,000	—	777	60,777
John C. Neal	55,000	—	—	55,000
Henry Gary Pannell	55,000	147	—	55,147
Robert L. Strickland, Jr.	60,000	—	—	60,000
Thomas H. Webber, III	55,000	—	24	55,024
Richard A. Whaley(4)	47,143	—	107	47,250
____________
(1) At the request of the director, this amount was paid to a charity of his or her choosing.
(2) Directors are eligible to participate in the Bank's deferred compensation plan. Directors Neal and Pannell elected to defer compensation during 2013. Amounts reported for Directors Bond and Pannell represent above-market earnings on amounts deferred during prior years.
(3) Directors may be reimbursed for certain guest transportation and other ordinary travel expenses.
(4) Director Whaley was elected by the board of directors effective March 6, 2013 to fill a vacant member director seat.

In December 2013, the board of directors approved the 2014 Directors' Compensation Policy, which is substantially similar to the 2013 policy but increased the annual compensation limits as reflected in the following table.

2014 Annual Compensation Limits

Title	Amount
Chairman of the Board	$85,000
Vice Chairman of the Board	80,000
Chairman of the Audit Committee	80,000
Other Committee Chairmen (other than Audit and Executive)	75,000
All Other Directors	65,000

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

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2013	$3,766	$290	$739	$86	$2	$24	$4,907
December 31, 2012	3,641	342	810	104	1	40	4,938
December 31, 2011	4,133	675	810	98	2	286	6,004
December 31, 2010	5,273	996	847	107	1	529	7,753
December 31, 2009	6,166	1,026	816	116	—	188	8,312

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank's capital stock as of February 28, 2014.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	11,455,760	24.06
100 North Tryon Street
Charlotte, NC 28255
Branch Banking and Trust Company	3,877,087	8.14
200 W 2nd Street
Winston Salem, NC 27104
Navy Federal Credit Union	3,358,251	7.05
820 Follin Lane
Vienna, VA 22180
SunTrust Bank	3,131,744	6.58
25 Park Place
Atlanta, GA 30302

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank's capital stock. The following table lists these institutions as of February 28, 2014.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Branch Banking and Trust Company	Winston Salem, NC	3,877,087	8.14
Union First Market Bank	Richmond, VA	193,017	0.41
The Columbia Bank	Columbia, MD	40,180	0.08
First Community Bank	Lexington, SC	24,616	0.05
Marquis Bank	Coral Gables, FL	5,655	0.01
First Community Bank of Central Alabama	Wetumpka, AL	3,533	0.01
Citizens Bank of Americus	Americus, GA	2,903	0.01
Citizens Building and Loan, SSB	Greer, SC	1,450	*
____________
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

Item 14.     Principal Accountant Fees and Services.

The aggregate fees billed to the Bank by PwC are set forth in the following table for each of the years ended December 31, 2013 and 2012 (in thousands).

	For the Years Ended December 31,
	2013	2012
Audit fees(1)	$796	$735
Audit-related fees(2)	58	61
All other fees(3)	—	4
Total fees	$854	$800
____________

(1)
Audit fees and expenses for the years ended December 31, 2013 and 2012 were for professional services rendered by PwC in connection with the Bank's annual audits and quarterly reviews of the Bank's financial statements.

(2)	Audit-related fees and expenses for the years ended December 31, 2013 and 2012 were for assurance and related services primarily related to accounting and consultations.

(3)	All other fees for the year ended December 31, 2012 relate to the annual license for PwC's accounting research software.

The Bank is exempt from federal, state and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2013 and 2012.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank's independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2013 and 2012, 100 percent of the audit fees, audit-related fees and all other fees were pre-approved by the Audit Committee.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2013 and 2012
Statements of Income for the Years Ended December 31, 2013, 2012, and 2011
Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012, and 2011
Statements of Capital Accounts for the Years Ended December 31, 2013, 2012, and 2011
Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 25, 2012)[1]
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[2]
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2011 revision) [3]
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)[4]
10.3	Form of Officer and Director Indemnification Agreement[5]
10.4	Federal Home Loan Bank of Atlanta 2014 Directors' Compensation Policy
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012)[6]
10.6	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[7]
10.8	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[8]
12.1	Statement regarding computation of ratios of earnings to fixed charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Report
101
Audited financial statements from the Annual Report on Form 10-K of Federal Home Loan Bank of Atlanta for the year ended December 31, 2013, filed on March 14, 2014, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

1	Filed on October 26, 2012 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
3	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
4	Filed on March 30, 2009 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
5	Filed on March 17, 2006 with the SEC in the Bank's Form 10 Registration Statement and incorporated herein by reference.
6	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
7	Filed on June 27, 2006 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
8	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 14, 2014	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2014	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer
Date:	March 14, 2014	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer
Date:	March 14, 2014	By/s/ J. Daniel Counce
Name: J. Daniel Counce
Title: Senior Vice President and Controller
Date:	March 14, 2014	By/s/ Donna C. Goodrich
Name: Donna C. Goodrich
Title: Chairman of the Board of Directors
Date:	March 14, 2014	By/s/ William C. Handorf
Name: William C. Handorf
Title: Vice Chairman of the Board of Directors
Date:	March 14, 2014	By/s/ John M. Bond, Jr.
Name: John M. Bond, Jr.
Title: Director
Date:	March 14, 2014	By/s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director
Date:	March 14, 2014	By/s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Director
Date:	March 14, 2014	By/s/ J. Thomas Johnson
Name: J. Thomas Johnson
Title: Director
Date:	March 14, 2014	By/s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director
Date:	March 14, 2014	By/s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director
Date:	March 14, 2014	By/s/ Miriam Lopez
Name: Miriam Lopez
Title: Director
Date:	March 14, 2014	By/s/ John C. Neal
Name: John C. Neal
Title: Director
Date:	March 14, 2014	By/s/ Henry Gary Pannell
Name: Henry Gary Pannell
Title: Director
Date:	March 14, 2014	By/s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director
Date:	March 14, 2014	By/s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Director