Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Atlanta
filed 2014-05-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2014 was 46,191,308.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2014	As of December 31, 2013
Assets
Cash and due from banks	$1,722	$4,374
Interest-bearing deposits (including deposits with another FHLBank of $2 and $1 as of March 31, 2014 and December 31, 2013, respectively)	1,008	1,007
Securities purchased under agreements to resell	1,000	—
Federal funds sold	5,470	1,795
Investment securities:
Trading securities (includes another FHLBank’s bond of $64 and $65 as of March 31, 2014 and December 31, 2013, respectively)	1,455	1,667
Available-for-sale securities	2,223	2,299
Held-to-maturity securities (fair value of $21,052 and $20,146 as of March 31, 2014 and December 31, 2013, respectively)	21,050	20,176
Total investment securities	24,728	24,142
Advances	84,166	89,588
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $4 and $11 as of March 31, 2014 and December 31, 2013, respectively	879	918
Accrued interest receivable	194	199
Derivative assets	72	53
Premises and equipment, net	28	29
Other assets	200	211
Total assets	$119,467	$122,316
Liabilities
Interest-bearing deposits	$1,465	$1,752
Consolidated obligations, net:
Discount notes	22,801	32,202
Bonds	88,276	80,728
Total consolidated obligations, net	111,077	112,930
Mandatorily redeemable capital stock	23	24
Accrued interest payable	230	183
Affordable Housing Program payable	76	74
Derivative liabilities	183	187
Other liabilities	194	514
Total liabilities	113,248	115,664
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of March 31, 2014 and December 31, 2013, respectively	721	946
Subclass B2 issued and outstanding shares: 37 and 39 as of March 31, 2014 and December 31, 2013, respectively	3,691	3,937
Total capital stock Class B putable	4,412	4,883
Retained earnings:
Restricted	156	141
Unrestricted	1,534	1,516
Total retained earnings	1,690	1,657
Accumulated other comprehensive income	117	112
Total capital	6,219	6,652
Total liabilities and capital	$119,467	$122,316

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2014	2013
Interest income
Advances	$57	$63
Interest-bearing deposits	1	2
Federal funds sold	2	3
Trading securities	19	28
Available-for-sale securities	32	33
Held-to-maturity securities	62	63
Mortgage loans	13	16
Total interest income	186	208
Interest expense
Consolidated obligations:
Discount notes	8	8
Bonds	88	113
Total interest expense	96	121
Net interest income	90	87
(Reversal) provision for credit losses	(4)	2
Net interest income after (reversal) provision for credit losses	94	85
Noninterest income (loss)
Total other-than-temporary impairment losses	—	(1)
Net amount of impairment losses (reclassified from) recorded in accumulated other comprehensive income	(1)	1
Net impairment losses recognized in earnings	(1)	—
Net losses on trading securities	(14)	(24)
Net gains on derivatives and hedging activities	15	42
Gain on early extinguishment of debt	15	—
Letters of credit fees	7	5
Other	1	1
Total noninterest income	23	24
Noninterest expense
Compensation and benefits	16	16
Other operating expenses	10	10
Finance Agency	3	3
Office of Finance	1	1
Other	1	—
Total noninterest expense	31	30
Income before assessments	86	79
Affordable Housing Program assessments	9	8
Net income	$77	$71

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2014	2013
Net income	$77	$71
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	4	82
Reclassification of noncredit portion of impairment losses included in net income	1	—
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	5	81
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	(1)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	1
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—
Total other comprehensive income	5	81
Total comprehensive income	$82	$152

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	8	763	—	—	—	—	763
Repurchase/redemption of capital stock	(13)	(1,277)	—	—	—	—	(1,277)
Net shares reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income	—	—	14	57	71	81	152
Cash dividends on capital stock	—	—	—	(29)	(29)	—	(29)
Balance, March 31, 2013	44	$4,380	$87	$1,390	$1,477	$23	$5,880

Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	10	1,023	—	—	—	—	1,023
Repurchase/redemption of capital stock	(15)	(1,492)	—	—	—	—	(1,492)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	15	62	77	5	82
Cash dividends on capital stock	—	—	—	(44)	(44)	—	(44)
Balance, March 31, 2014	44	$4,412	$156	$1,534	$1,690	$117	$6,219

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$77	$71
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(25)	(18)
(Reversal) provision for credit losses	(4)	2
Gain due to change in net fair value adjustment on derivative and hedging activities	(16)	(25)
Net change in fair value adjustment on trading securities	14	24
Net impairment losses recognized in earnings	1	—
Gain on extinguishment of debt	(15)	—
Net change in:
Accrued interest receivable	5	8
Other assets	9	(3)
Affordable Housing Program payable	—	(4)
Accrued interest payable	47	60
Other liabilities	(320)	—
Total adjustments	(304)	44
Net cash (used in) provided by operating activities	(227)	115
Investing activities
Net change in:
Interest-bearing deposits	34	285
Securities purchased under agreements to resell	(1,000)	250
Federal funds sold	(3,675)	(525)
Trading securities:
Proceeds from maturities	200	—
Available-for-sale securities:
Proceeds from maturities	87	133
Held-to-maturity securities:
Net change in short-term	—	450
Proceeds from maturities of long-term	564	948
Purchases of long-term	(1,436)	(437)
Advances:
Proceeds from principal collected	48,534	32,103
Made	(43,021)	(25,249)
Mortgage loans:
Proceeds from principal collected	38	80
Proceeds from sale of foreclosed assets	7	2
Purchase of premise, equipment, and software	(1)	(1)
Net cash provided by investing activities	331	8,039

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2014	2013
Financing activities
Net change in deposits	(280)	(25)
Net payments on derivatives containing a financing element	(22)	(42)
Proceeds from issuance of consolidated obligations:
Discount notes	115,262	46,063
Bonds	18,943	17,634
Payments for debt issuance costs	(2)	(2)
Payments for maturing and retiring consolidated obligations:
Discount notes	(124,663)	(57,759)
Bonds	(11,478)	(17,530)
Proceeds from issuance of capital stock	1,023	763
Payments for repurchase/redemption of capital stock	(1,492)	(1,277)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3)	(10)
Cash dividends paid	(44)	(29)
Net cash used in financing activities	(2,756)	(12,214)
Net decrease in cash and due from banks	(2,652)	(4,060)
Cash and due from banks at beginning of the period	4,374	4,083
Cash and due from banks at end of the period	$1,722	$23
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$49	$66
Affordable Housing Program assessments, net	$8	$10
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$2	$4
Transfer of held-to-maturity securities to available-for-sale securities	$—	$11
Transfers of mortgage loans to real estate owned	$5	$8

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2014, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are contained in the Bank’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 14, 2014 (Form 10-K).

The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting arrangements or by operation of law. Additional information regarding derivative instruments is provided in Note 13—Derivatives and Hedging Activities to the Bank’s interim financial statements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented. Based on the fair value of the related securities held as collateral, the securities purchased under agreements to resell were fully collateralized for the periods presented.

During the three-month period ended March 31, 2014, the Bank made certain enhancements to its allowance for credit loss calculation related to the Bank’s conventional single-family residential mortgage loan portfolio.  The allowance for conventional single-family residential mortgage loans is determined by an analysis (at least quarterly) that includes segregating the portfolio into various aging groups.  For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics.  For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.  Inherent in the Bank’s evaluation of loan performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

Additionally, during the three-month period ended March 31, 2014, the Bank classified as a loss and charged-off the portion of outstanding single-family residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements, when the loans are180 days delinquent. These changes did not have a material affect on the Bank's financial condition or results of operations.

A description of all of the Bank’s significant accounting policies is included in Note 2—Summary of Significant Accounting Policies to the 2013 audited financial statements contained in the Bank’s Form 10-K. There have been no other material changes to these policies as of March 31, 2014.

Note 2—Recently Issued and Adopted Accounting Guidance
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Recently Adopted Accounting Guidance

Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The Bank adopted this guidance effective January 1, 2014. The adoption of this guidance did not have any effect on the Bank's financial condition or results of operations.

Note 3—Trading Securities
Major Security Types. Trading securities were as follows:

	As of March 31, 2014	As of December 31, 2013
Government-sponsored enterprises debt obligations	$1,390	$1,601
Another FHLBank’s bond (1)	64	65
State or local housing agency debt obligations	1	1
Total	$1,455	$1,667
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net unrealized losses on trading securities were as follows:

	For the Three Months Ended March 31,
	2014	2013
Net unrealized losses on trading securities held at period end	$(14)	$(24)

Note 4—Available-for-sale Securities
During the three months ended March 31, 2013, the Bank transferred a private-label residential mortgaged-backed security (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio. This security represents a private-label residential MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell this security nor is the Bank under any requirement to sell this security.
The following table presents information on private-label residential MBS transferred. The amounts below represents the value as of the transfer date.

	2014			2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value
Transferred at March 31,	$—	$—	$—	$12	$1	$11

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Major Security Types. Private-label residential MBS were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2014	$2,093	$23	$153	$—	$2,223

As of December 31, 2013	$2,174	$27	$152	$—	$2,299

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2014	2	$61	$—	10	$236	$23	12	$297	$23

As of December 31, 2013	6	$137	$1	10	$243	$26	16	$380	$27

A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2014	$1,342	$22	$100	$—	$1,420

As of December 31, 2013	$1,390	$26	$98	$—	$1,462

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of March 31, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$89	$1	$—	$90	$92	$1	$—	$93
Government-sponsored enterprises debt obligations	4,668	2	19	4,651	3,738	—	24	3,714
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	440	6	—	446	465	7	—	472
Government-sponsored enterprises residential	14,041	101	90	14,052	13,952	109	115	13,946
Private-label residential	1,812	14	13	1,813	1,929	12	20	1,921
Total	$21,050	$124	$122	$21,052	$20,176	$129	$159	$20,146

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2014
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	11	$1,975	$19	—	$—	$—	11	$1,975	$19
Mortgage-backed securities:
Government-sponsored enterprises residential	68	4,480	83	2	175	7	70	4,655	90
Private-label residential	32	594	7	21	264	6	53	858	13
Total	111	$7,049	$109	23	$439	$13	134	$7,488	$122

	As of December 31, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	9	$1,970	$24	—	$—	$—	9	$1,970	$24
Mortgage-backed securities:
Government-sponsored enterprises residential	65	3,932	108	1	147	7	66	4,079	115
Private-label residential	40	817	12	18	241	8	58	1,058	20
Total	114	$6,719	$144	19	$388	$15	133	$7,107	$159

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

	As of March 31, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$633	$633	$430	$430
Due after one year through five years	4,124	4,108	3,400	3,377
Total non-mortgage-backed securities	4,757	4,741	3,830	3,807
Mortgage-backed securities	16,293	16,311	16,346	16,339
Total	$21,050	$21,052	$20,176	$20,146

A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2014	$578	$4	$5	$577

As of December 31, 2013	$619	$4	$8	$615

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2014.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2014 included a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of nine percent over the 12 month period beginning January 1, 2014.
For the vast majority of markets, the short-term housing price forecast has changes from a decrease of one percent to an increase of four percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery ranges by months following the short-term housing price forecast:

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the one Alt-A security for which an other-than-temporary impairment was determined to have occurred during the three-month period ended March 31, 2014:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
2007	12.71	27.07	42.58	0.00

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$574	$586
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	—
Increase in cash flows expected to be collected, recognized over the remaining life of the securities	(8)	—
Balance, end of period	$567	$586

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

Note 7—Advances
Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of March 31, 2014	As of December 31, 2013
Overdrawn demand deposit accounts	$—	$2
Due in one year or less	39,597	51,331
Due after one year through two years	10,732	5,366
Due after two years through three years	6,489	6,136
Due after three years through four years	9,483	8,495
Due after four years through five years	4,211	5,088
Due after five years	11,856	11,464
Total par value	82,368	87,882
Discount on AHP(1) advances	(8)	(8)
Discount on EDGE(2) advances	(6)	(7)
Hedging adjustments	1,817	1,726
Deferred commitment fees	(5)	(5)
Total	$84,166	$89,588
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of March 31, 2014	As of December 31, 2013
Overdrawn demand deposit accounts	$—	$2
Due or convertible in one year or less	42,741	54,522
Due or convertible after one year through two years	10,803	5,414
Due or convertible after two years through three years	5,922	5,867
Due or convertible after three years through four years	7,614	6,643
Due or convertible after four years through five years	3,614	4,168
Due or convertible after five years	11,674	11,266
Total par value	$82,368	$87,882

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of March 31, 2014	As of December 31, 2013
Fixed-rate:
Due in one year or less	$31,869	$46,343
Due after one year	28,517	28,535
Total fixed-rate	60,386	74,878
Variable-rate:
Due in one year or less	7,727	4,990
Due after one year	14,255	8,014
Total variable-rate	21,982	13,004
Total par value	$82,368	$87,882

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. As of March 31, 2014 and December 31, 2013, the concentration of the Bank’s advances was $61,214 and $65,472, respectively, to 10 member institutions, representing 74.3 percent and 74.5 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2014 and December 31, 2013. No advance was past due as of March 31, 2014 and December 31, 2013.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of March 31, 2014	As of December 31, 2013
Fixed-rate medium-term(1) single-family residential mortgage loans	$137	$150
Fixed-rate long-term single-family residential mortgage loans	748	781
Total unpaid principal balance	885	931
Premiums	3	3
Discounts	(5)	(5)
Total	$883	$929
____________
(1) Medium-term is defined as a term of 15 years or less.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of March 31, 2014	As of December 31, 2013
Conventional loans	$822	$864
Government-guaranteed or insured loans	63	67
Total unpaid principal balance	$885	$931

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for additional information.

Note 9—Allowance for Credit Losses

The activity in the allowance for credit losses was as follows:

For the Three Months Ended March 31, 2014
Conventional Single-family Residential Mortgage Loans
Balance, beginning of period	$11
Reversal for credit losses	(4)
Charge-offs	(3)
Balance, end of period	$4

	For the Three Months Ended March 31, 2013
	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of period	$10	$1	$11
Provision for credit losses	2	—	2
Balance, end of period	$12	$1	$13

The recorded investment in mortgage loans by impairment methodology was as follows:

	As of March 31, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$1	$—	$1
Collectively evaluated for impairment	3	—	3
Total allowance for credit losses	$4	$—	$4
Recorded investment:
Individually evaluated for impairment	$15	$—	$15
Collectively evaluated for impairment	808	64	872
Total recorded investment (1)	$823	$64	$887
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

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of March 31, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$25	$6	$31
Past due 60-89 days	8	2	10
Past due 90 days or more	46	8	54
Total past due mortgage loans	79	16	95
Total current mortgage loans	744	48	792
Total mortgage loans (1)	$823	$64	$887
Other delinquency statistics:
In process of foreclosure (2)	$32	$3	$35
Seriously delinquent rate (3)	5.61%	13.19%	6.15%
Past due 90 days or more and still accruing interest (4)	$—	$8	$8
Loans on nonaccrual status (5)	$46	$—	$46
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

The table below presents the Bank's recorded investment balance in troubled debt restructured loans as of March 31, 2014 and December 31, 2013:

	Performing	Non-performing	Total
Conventional single-family residential loans	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014 and 2013, certain conventional single-family residential mortgage loans modified as troubled debt restructurings and experiencing a payment default within the previous 12 months were $2 and $0 respectively. A payment default on a troubled debt restructuring is considered to have occurred if the contractually due principal or interest is 60 days or more past due at any time during the reported periods.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for credit losses for impaired loans as of March 31, 2014 and December 31, 2013, and the average recorded investment on these loans during the three months ended March 31, 2014 and 2013. Related interest income recognized on these loans during the three months ended March 31, 2014 and 2013 was less than $1.

	As of March 31, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance
Conventional single-family residential loans	$8	$8	$—	$—	$—	$—
With an allowance
Conventional single-family residential loans	7	7	1	15	15	2
Total	$15	$15	$1	$15	$15	$2

	For the Three Months Ended March 31,
	2014	2013
	Average Recorded Investment	Average Recorded Investment
With no related allowance
Conventional single-family residential loans	$8	$—
With an allowance
Conventional single-family residential loans	7	12
Other loans	—	2
Total	$15	$14

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
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of March 31, 2014	As of December 31, 2013
Fixed-rate	$68,051	$59,885
Step up/down	7,269	7,617
Simple variable-rate	12,605	13,005
Variable-rate capped floater	45	45
Fixed-rate that converts to variable-rate	10	—
Total par value	$87,980	$80,552

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of March 31, 2014		As of December 31, 2013
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$46,777	0.47	$41,725	0.50
Due after one year through two years	8,932	0.74	9,485	0.67
Due after two years through three years	10,488	1.93	7,503	2.21
Due after three years through four years	7,822	2.45	6,355	2.81
Due after four years through five years	4,829	1.65	5,150	1.67
Due after five years	9,132	1.98	10,334	1.92
Total par value	87,980	1.08	80,552	1.13
Premiums	96		82
Discounts	(24)		(24)
Hedging adjustments	224		118
Total	$88,276		$80,728

The Bank’s consolidated obligation bonds outstanding by call feature:

	As of March 31, 2014	As of December 31, 2013
Noncallable	$61,196	$56,569
Callable	26,784	23,983
Total par value	$87,980	$80,552

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of March 31, 2014	As of December 31, 2013
Due or callable in one year or less	$67,451	$59,458
Due or callable after one year through two years	7,458	7,795
Due or callable after two years through three years	4,311	4,491
Due or callable after three years through four years	6,156	6,095
Due or callable after four years through five years	1,641	1,571
Due or callable after five years	963	1,142
Total par value	$87,980	$80,552

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2014	$22,801	$22,804	0.09
As of December 31, 2013	$32,202	$32,208	0.11

Note 11—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of March 31, 2014		As of December 31, 2013
	Required	Actual	Required	Actual
Risk based capital	$2,070	$6,125	$2,246	$6,563
Total capital-to-assets ratio	4.00%	5.13%	4.00%	5.37%
Total regulatory capital (1)	$4,779	$6,125	$4,893	$6,563
Leverage ratio	5.00%	7.69%	5.00%	8.05%
Leverage capital	$5,973	$9,187	$6,116	$9,845
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $23 and $24 in mandatorily redeemable capital stock as of March 31, 2014 and December 31, 2013, respectively.

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$24	$40
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of non-member status	2	4
Repurchase/redemption of mandatorily redeemable capital stock	(3)	(10)
Balance, end of period	$23	$34

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of March 31, 2014	As of December 31, 2013
Due in one year or less	$6	$5
Due after one year through two years	10	9
Due after two years through three years	6	8
Due after three years through four years	—	1
Due after four years through five years	1	—
Due after five years	—	1
Total	$23	$24

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income
Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive income (loss) before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	82	—	82
Net current period other comprehensive income	—	81	—	81
Balance, March 31, 2013	$(17)	$40	$—	$23

Balance, December 31, 2013	$(13)	$125	$—	$112
Other comprehensive income (loss) before reclassifications:
Net change in fair value	—	4	—	4
Reclassification from accumulated other comprehensive income (loss) to net income:
Noncredit other-than-temporary impairment losses	—	1	—	1
Net current period other comprehensive income	—	5	—	5
Balance, March 31, 2014	$(13)	$130	$—	$117

Note 13—Derivatives and Hedging Activities
Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources. The Bank enters into derivatives to manage the interest-rate risk exposure inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2013 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2014			As of December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$91,227	$730	$(2,204)	$84,740	$800	$(2,336)
Total derivatives in hedging relationships	91,227	730	(2,204)	84,740	800	(2,336)
Derivatives not designated as hedging instruments:
Interest rate swaps	4,173	15	(302)	4,414	14	(309)
Interest rate swaptions	40	—	—	40	1	(1)
Interest rate caps or floors	12,500	29	(18)	12,500	44	(28)
Total derivatives not designated as hedging instruments	16,713	44	(320)	16,954	59	(338)
Total derivatives before netting and collateral adjustments	$107,940	774	(2,524)	$101,694	859	(2,674)
Netting adjustments		(632)	632		(741)	741
Cash collateral and related accrued interest		(70)	1,709		(65)	1,746
Total collateral and netting adjustments (1)		(702)	2,341		(806)	2,487
Derivative assets and derivative liabilities		$72	$(183)		$53	$(187)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended March 31,
	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$25	$42
Total net gains related to fair value hedge ineffectiveness	25	42
Derivatives not designated as hedging instruments:
Interest rate swaps	13	25
Interest rate caps or floors	(5)	(3)
Net interest settlements	(18)	(22)
Total net losses related to derivatives not designated as hedging instruments	(10)	—
Net gains on derivatives and hedging activities	$15	$42

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended March 31,
	2014				2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(91)	$114	$23	$(218)	$381	$(334)	$47	$(274)
Consolidated obligations bonds	110	(108)	2	130	(182)	177	(5)	160
Total	$19	$6	$25	$(88)	$199	$(157)	$42	$(114)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. Non-cash collateral received from or pledged to counterparties not offset was less than $1 and $0 as of March 31, 2014 and December 31, 2013, respectively.

	As of March 31, 2014		As of December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$744	$(2,384)	$820	$(2,545)
Cleared derivatives	30	(140)	39	(129)
Total gross recognized amount	774	(2,524)	859	(2,674)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(742)	2,201	(818)	2,358
Cleared derivatives	40	140	12	129
Total gross amounts of netting adjustments and cash collateral	(702)	2,341	(806)	2,487
Derivative assets and derivative liabilities: (1)
Bilateral derivatives	2	(183)	2	(187)
Cleared derivatives	70	—	51	—
Total derivative assets and total derivative liabilities	$72	$(183)	$53	$(187)
____________
(1) The Bank had net credit exposure of $69 and $47 as of March 31, 2014 and December 31, 2013, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2014 was $1,715 for which the Bank has posted collateral with a fair value of $1,533 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $65 of collateral at fair value to its derivative counterparties as of March 31, 2014.

Note 14—Estimated Fair Values

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2014 and December 31, 2013, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2014 and December 31, 2013, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of March 31, 2014 and December 31, 2013, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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
Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of March 31, 2014
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,390	$—	$—	$1,390
Another FHLBank’s bond	—	64	—	—	64
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,455	—	—	1,455
Available-for-sale securities:
Private-label residential MBS	—	—	2,223	—	2,223
Derivative assets:
Interest-rate related	—	774	—	(702)	72
Grantor trust (included in Other assets)	21	—	—	—	21
Total assets at fair value	$21	$2,229	$2,223	$(702)	$3,771
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,524)	$—	$2,341	$(183)
Total liabilities at fair value	$—	$(2,524)	$—	$2,341	$(183)
____________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

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
____________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$2,299	$2,676
Transfer of private-label MBS from held-to-maturity to available-for-sale	—	11
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	—
Included in other comprehensive income (2)	5	82
Accretion of credit losses in net interest income	7	—
Settlements	(87)	(133)
Balance, end of period	$2,223	$2,636
____________

(1)	Related to available-for-sale securities held at period end.

(2)
This amount is included in other comprehensive income within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Fair Value on a Nonrecurring Basis. The Bank measures certain impaired mortgage loans held for portfolio and real estate owned at Level 3 fair value on a nonrecurring basis. Impaired mortgage loans are subject to being measured at fair value as a result of becoming impaired during the reported period. Real estate owned is measured at fair value when its fair value, less cost to sell, is lower than its carrying value as of the Statements of Condition date. The Bank estimates fair value based on (1) a property appraisal provided by the loan servicer; (2) a broker price opinion provided by the loan servicer; or (3) a current property value provided by a third party vendor, adjusted for estimated selling costs.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's assets that are measured at fair value on a nonrecurring basis on its Statements of Condition only as of the dates shown:

	As of March 31, 2014	As of December 31, 2013
Real estate owned	$8	$9
Impaired mortgage loans held for portfolio	1	—
Total	$9	$9

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

As of March 31, 2014 and December 31, 2013, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. The estimated fair values of impaired mortgage loans is based on the current property value, as provided by a third party vendor, adjusted for estimated selling costs.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable London Interbank Offered Rate (LIBOR) curve for advances with similar terms as of March 31, 2014 and December 31, 2013, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7—Advances to the Bank’s interim financial statements for additional information).

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used Overnight Index Swap Rate to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2014 and December 31, 2013.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Bank as of March 31, 2014 and December 31, 2013. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of March 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$1,722	$1,722	$1,722	$—	$—	$—
Interest bearing-deposits	1,008	1,008	—	1,008	—	—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	5,470	5,470	—	5,470	—	—
Trading securities	1,455	1,455	—	1,455	—	—
Available-for-sale securities	2,223	2,223	—	—	2,223	—
Held-to-maturity securities	21,050	21,052	—	19,239	1,813	—
Advances	84,166	84,108	—	84,108	—	—
Mortgage loans held for portfolio, net	879	963	—	962	1	—
Accrued interest receivable	194	194	—	194	—	—
Derivative assets	72	72	—	774	—	(702)
Grantor trust assets (included in Other assets)	21	21	21	—	—	—
Liabilities:
Interest-bearing deposits	(1,465)	(1,465)	—	(1,465)	—	—
Consolidated obligations, net:
Discount notes	(22,801)	(22,801)	—	(22,801)	—	—
Bonds	(88,276)	(88,421)	—	(88,421)	—	—
Mandatorily redeemable capital stock	(23)	(23)	(23)	—	—	—
Accrued interest payable	(230)	(230)	—	(230)	—	—
Derivative liabilities	(183)	(183)	—	(2,524)	—	2,341

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment
Assets:
Cash and due from banks	$4,374	$4,374	$4,374	$—	$—	$—
Interest bearing-deposits	1,007	1,007	—	1,007	—	—
Federal funds sold	1,795	1,795	—	1,795	—	—
Trading securities	1,667	1,667	—	1,667	—	—
Available-for-sale securities	2,299	2,299	—	—	2,299	—
Held-to-maturity securities	20,176	20,146	—	18,225	1,921	—
Advances	89,588	89,413	—	89,413	—	—
Mortgage loans held for portfolio, net	918	1,004	—	1,004	—	—
Accrued interest receivable	199	199	—	199	—	—
Derivative assets	53	53	—	859	—	(806)
Grantor trust assets (included in Other assets)	21	21	21	—	—	—
Liabilities:
Interest-bearing deposits	(1,752)	(1,752)	—	(1,752)	—	—
Consolidated obligations, net:
Discount notes	(32,202)	(32,203)	—	(32,203)	—	—
Bonds	(80,728)	(80,733)	—	(80,733)	—	—
Mandatorily redeemable capital stock	(24)	(24)	(24)	—	—	—
Accrued interest payable	(183)	(183)	—	(183)	—	—
Derivative liabilities	(187)	(187)	—	(2,674)	—	2,487

Note 15—Commitments and Contingencies
As described in Note 10–Consolidated Obligations, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $643,157 and $654,076 as of March 31, 2014 and December 31, 2013, respectively, exclusive of the Bank’s own outstanding consolidated obligations. The Bank determined that it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations.  As of March 31, 2014 none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed.  Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks consolidated obligations as of March 31, 2014.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The Bank’s outstanding standby letters of credit were as follows:

	As of March 31, 2014	As of December 31, 2013
Standby letters of credit	$28,198	$27,789
Original terms(1)	Two months to 20 years	One month to 20 years
Final expiration year	2030	2030
____________

(1)
The Bank had 16 standby letters of credit for a total of $26 and 14 standby letters of credit for a total of $20 as of March 31, 2014 and December 31, 2013, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $132 and $137 as of March 31, 2014 and December 31, 2013, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
Commitments that legally bind and unconditionally obligate the Bank for additional advances were $244 and $144 as of March 31, 2014 and December 31, 2013, respectively, and may be outstanding for periods of up to two years.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2014 and December 31, 2013. Such commitments would be recorded as derivatives at their fair values.
As of March 31, 2014, the Bank had committed to the issuance of $2,596 (par value) in consolidated obligation bonds, of which $2,245 were hedged with associated interest rate swaps that had traded but not yet settled, and $50 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled. As of December 31, 2013, the Bank had committed to the issuance of $171 (par value) in consolidated obligation bonds, of which $145 were hedged with associated interest rate swaps that had traded but not yet settled, and $467 (par value) in consolidated obligation discount notes, none of which were hedged with associated interest rate swaps, that had traded but not yet settled.
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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 26.5 percent of the Bank’s total regulatory capital stock as of March 31, 2014, was considered a related party. Total advances outstanding to Bank of America, National Association were $25,763 and $17,263 as

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

of March 31, 2014 and December 31, 2013, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of March 31, 2014 and December 31, 2013. No mortgage loans or MBS were acquired from Bank of America, National Association during the three months ended March 31, 2014 and 2013.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2014 and December 31, 2013, and results of operations for the quarters ended March 31, 2014 and 2013. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2013.

Executive Summary

Financial Condition
As of March 31, 2014, total assets were $119.5 billion, a decrease of $2.8 billion, or 2.33 percent, from December 31, 2013. This decrease was primarily due to a $5.4 billion, or 6.05 percent, decrease in advances and a $2.7 billion, or 60.6 percent, decrease in cash and due from banks, partially offset by a $5.3 billion, or 19.5 percent, increase in total investments.
As of March 31, 2014, total liabilities were $113.2 billion, a decrease of $2.4 billion, or 2.09 percent, from December 31, 2013. This decrease was primarily due to a $1.9 billion, or 1.64 percent, decrease in consolidated obligations (COs).
As of March 31, 2014, total capital was $6.2 billion, a decrease of $433 million, or 6.51 percent, from December 31, 2013. This decrease was primarily due to the repurchase/redemption of $1.5 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock and the payment of $44 million in dividends, partially offset by the issuance of $1.0 billion of capital stock related to new advance activity and the recording of $77 million in net income and $5 million in other comprehensive income.

Results of Operations
The Bank recorded net income of $77 million for the first quarter of 2014, an increase of $6 million, or 8.87 percent, from net income of $71 million for the first quarter of 2013. This increase was primarily due to a $22 million decrease in interest income offset by a $25 million decrease in interest expense, which resulted in an increase in net interest income of $3 million. During the first quarter of 2014, the Bank recorded a $15 million gain on early extinguishment of debt and a $4 million reversal for credit losses. Additionally, net losses on trading securities decreased by $10 million, while net gains on derivative and hedging activities decreased by $27 million during the first quarter of 2014, compared to the first quarter of 2013.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 4.75 percent for the first quarter of 2014, compared to 4.65 percent for the first quarter of 2013. ROE increased for the first quarter of 2014, compared to the first quarter of 2013, primarily as a result of an increase in net income that had a greater impact than the increase in average total capital during the period.

ROE spread to three-month average LIBOR increased to 451 basis points for the first quarter of 2014, compared to 436 basis points for the first quarter of 2013. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE of 10 basis points as previously discussed, and a five basis point decrease in LIBOR for the first quarter of 2014, compared to the first quarter of 2013.

The Bank's interest rate spread was 27 basis points for the first quarter of 2014 and 2013.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Advances balances fluctuated during the first quarter of 2014 as expected, given the large percentage of short-term advances. Members continue to experience high levels of liquidity and low loan demand, as federal tax returns bolster deposit levels and housing markets are historically less active during the first quarter. Although overall advances decreased during the first quarter of 2014, larger members showed a modest appetite for slightly longer maturities. The prolonged low interest rate environment continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with limited attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Statements of Condition (at period end)
Total assets	$119,467	$122,316	$112,068	$121,778	$111,547
Investments (1)	32,206	26,944	28,991	30,825	29,697
Mortgage loans held for portfolio	883	929	983	1,076	1,167
Allowance for credit losses on mortgage loans	(4)	(11)	(11)	(12)	(13)
Advances	84,166	89,588	78,193	89,450	80,260
Interest-bearing deposits	1,465	1,752	1,890	2,172	2,037
Consolidated obligations, net:
Discount notes	22,801	32,202	16,282	26,161	20,040
Bonds	88,276	80,728	87,139	86,196	82,858
Total consolidated obligations, net (2)	111,077	112,930	103,421	112,357	102,898
Mandatorily redeemable capital stock	23	24	24	25	34
Affordable Housing Program payable	76	74	72	75	78
Capital stock - putable	4,412	4,883	4,351	4,847	4,380
Retained earnings	1,690	1,657	1,579	1,537	1,477
Accumulated other comprehensive income	117	112	83	67	23
Total capital	6,219	6,652	6,013	6,451	5,880
Statements of Income (for the period ended)
Net interest income	90	82	86	86	87
(Reversal) provision for credit losses	(4)	1	1	1	2
Net impairment losses recognized in earnings	(1)	—	—	—	—
Net losses on trading securities	(14)	(21)	(15)	(40)	(24)
Net gains on derivatives and hedging activities	15	53	34	75	42
Letters of credit fees	7	6	4	5	5
Other income (3)	16	38	2	1	1
Noninterest expense	31	35	31	31	30
Income before assessments	86	122	79	95	79
Affordable Housing Program assessments	9	12	8	9	8
Net income	77	110	71	86	71
Performance Ratios (%)
Return on equity (4)	4.75	6.86	4.50	5.61	4.65
Return on assets (5)	0.25	0.36	0.24	0.29	0.24
Net interest margin (6)	0.29	0.27	0.29	0.29	0.30
Regulatory capital ratio (at period end) (7)	5.13	5.37	5.31	5.26	5.28
Equity to assets ratio (8)	5.24	5.19	5.23	5.16	5.12
Dividend payout ratio (9)	56.88	29.59	40.25	30.99	40.66

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2014	$643,157
December 31, 2013	654,076
September 30, 2013	617,648
June 30, 2013	592,479
March 31, 2013	563,929

(3)
Other income includes service fees and other. For the periods ended March 31, 2014, December 31, 2013, and September 30, 2013, the amount includes a $15 million, $4 million, and $2 million net gain on early extinguishment of debt, respectively. For the period ended December 31, 2013, amount includes a $33 million gain on litigation settlement.

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

	As of March 31, 2014		As of December 31, 2013		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$84,166	70.45	$89,588	73.24	$(5,422)	(6.05)
Long-term investments	24,728	20.70	24,142	19.74	586	2.43
Short-term investments	7,478	6.26	2,802	2.29	4,676	166.88
Mortgage loans, net	879	0.74	918	0.75	(39)	(4.25)
Other assets	2,216	1.85	4,866	3.98	(2,650)	(54.48)
Total assets	$119,467	100.00	$122,316	100.00	$(2,849)	(2.33)
Consolidated obligations, net:
Discount notes	$22,801	20.13	$32,202	27.84	$(9,401)	(29.19)
Bonds	88,276	77.95	80,728	69.80	7,548	9.35
Deposits	1,465	1.29	1,752	1.51	(287)	(16.41)
Other liabilities	706	0.63	982	0.85	(276)	(28.12)
Total liabilities	$113,248	100.00	$115,664	100.00	$(2,416)	(2.09)
Capital stock	$4,412	70.95	$4,883	73.41	$(471)	(9.65)
Retained earnings	1,690	27.17	1,657	24.90	33	2.00
Accumulated other comprehensive income	117	1.88	112	1.69	5	4.31
Total capital	$6,219	100.00	$6,652	100.00	$(433)	(6.51)

Advances

Total advances decreased as of March 31, 2014 compared to December 31, 2013, primarily due to maturing advances. As of March 31, 2014, 73.3 percent of the Bank’s advances were fixed-rate, compared to 85.2 percent as of December 31, 2013. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of March 31, 2014 and December 31, 2013, 52.4 percent and 41.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 16.8 percent and 28.2 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of March 31, 2014		As of December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$35,197	42.74	$49,768	56.63
Adjustable or variable rate indexed	21,530	26.14	12,584	14.32
Hybrid	20,546	24.94	20,333	23.14
Convertible	3,446	4.18	3,510	3.99
Amortizing (2)	1,649	2.00	1,687	1.92
Total par value	$82,368	100.00	$87,882	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of March 31, 2014	As of December 31, 2013	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,008	$1,007	$1	0.13
Securities purchased under agreements to resell	1,000	—	1,000	100.00
Federal funds sold	5,470	1,795	3,675	204.74
Total short-term investments	7,478	2,802	4,676	166.88
Long-term investments:
State or local housing agency debt obligations	90	93	(3)	(2.80)
U.S. government agency debt obligations	6,122	5,404	718	13.28
Mortgage-backed securities:
U.S. government agency securities	440	465	(25)	(5.40)
Government-sponsored enterprises	14,041	13,952	89	0.63
Private-label residential	4,035	4,228	(193)	(4.54)
Total mortgage-backed securities	18,516	18,645	(129)	(0.69)
Total long-term investments	24,728	24,142	586	2.43
Total investments	$32,206	$26,944	$5,262	19.53
____________

(1)
As of March 31, 2014 and December 31, 2013, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers. One of the Bank’s member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank’s member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business.

The increase in short-term investments from December 31, 2013 to March 31, 2014 was primarily due to an increase in federal funds sold, along with an increase in securities purchased under agreements to resell. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements, and the availability of high quality counterparties in the federal funds market. As of March 31, 2014, the interest rate on federal funds sold was at or above the Bank's minimum investment target rate, as determined by the Bank's internal policy, which allowed the Bank to invest its available cash in federal funds sold. The increase in securities purchased under agreements to resell is consistent with the Bank's efforts to reduce its unsecured credit exposure.
The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of March 31, 2014 and December 31, 2013, as these investments amounted to 300 and 282 percent of total capital plus mandatorily redeemable capital stock, respectively. The Bank will not purchase any additional MBS or asset-backed securities until this ratio returns to an amount below 300 percent.
The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of GSE MBS as of March 31, 2014 compared to December 31, 2013, as private-label MBS continues to paydown. Additionally, recent market conditions have made MBS issued by GSEs and US government agency debt obligations more attractive and therefore the Bank has increased new purchases of these securities.
The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements. For a discussion regarding impairment losses recognized in earnings during the reported periods see Management’s Discussion and Analysis—Risk Management—Investments below.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2013 to March 31, 2014 was primarily due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage loans in 2008.
As of March 31, 2014 and December 31, 2013, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2014	As of December 31, 2013
	Percent of Total	Percent of Total
Florida	26.71	27.04
South Carolina	24.95	24.59
Georgia	14.29	14.34
North Carolina	10.93	10.92
Virginia	8.00	7.95
All other	15.12	15.16
Total	100.00	100.00

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The decrease in consolidated obligation discount notes and the increase in consolidated obligation bonds from December 31, 2013 to March 31, 2014 is a result of the Bank issuing more longer term advances as opposed to shorter term advances during the period. As of March 31, 2014, CO issuances financed 93.0 percent of the $119.5 billion in total assets, remaining relatively stable from the financing ratio of 92.3 percent as of December 31, 2013.
As of March 31, 2014 and December 31, 2013, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2014 and December 31, 2013, 74.5 percent and 77.5 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.36 percent and 0.34 percent of the Bank’s variable-rate CO bonds were swapped, respectively. As of March 31, 2014 and December 31, 2013, the Bank had no fixed-rate CO discount notes that were swapped to a variable rate.

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

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2014.

Capital
The decrease in total capital from December 31, 2013 to March 31, 2014 was primarily due to the repurchase/redemption of $1.5 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $44 million in dividends, partially offset by the issuance of $1.0 billion in capital stock related to new advance activity and $82 million in comprehensive income during the period. The main components of comprehensive income include $77 million of net income and $5 million in other comprehensive income during the first quarter of 2014.
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 11—Capital and Mandatorily Redeemable Capital Stock to the Bank's interim financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 20, 2014, the Bank received notification from the Director that, based on December 31, 2013 data, the Bank meets the definition of “adequately capitalized.”
As of March 31, 2014 and December 31, 2013, the Bank had capital stock subject to mandatory redemption from 13 and 17 members and former members, respectively, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.
The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the first quarter of 2014 and 2013.

Net Income
The following table sets forth the Bank’s significant income items for the first quarter of 2014 and 2013, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Net interest income	$90	$87	$3	3.02
(Reversal) provision for credit losses	(4)	2	(6)	(282.82)
Noninterest income	23	24	(1)	(3.05)
Noninterest expense	31	30	1	5.83
Affordable Housing Program assessments	9	8	1	8.93
Net income	$77	$71	$6	8.87

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
Net interest income during the first quarter of 2014, compared to the same period in 2013, remained relatively stable.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $130 million and $160 million for the first quarter of 2014 and 2013, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2014 and 2013 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,734	$1	0.13	$3,629	$2	0.17
Certificates of deposit	—	—	—	382	—	0.23
Securities purchased under agreements to resell	885	—	0.05	932	—	0.12
Federal funds sold	7,726	2	0.08	8,520	3	0.17
Long-term investments (2)	24,231	113	1.89	20,943	124	2.39
Advances	87,626	57	0.26	83,705	63	0.30
Mortgage loans (3)	903	13	5.89	1,209	16	5.38
Loans to other FHLBanks	1	—	0.05	1	—	0.11
Total interest-earning assets	124,106	186	0.61	119,321	208	0.71
Allowance for credit losses on mortgage loans	(7)			(12)
Other assets	1,219			1,021
Total assets	$125,318			$120,330
Liabilities and Capital
Interest-bearing deposits (4)	$1,457	—	0.01	$2,251	—	0.05
Short-term debt	30,587	8	0.10	24,687	8	0.13
Long-term debt	84,153	88	0.42	83,615	113	0.55
Other borrowings	24	—	4.74	39	—	2.27
Total interest-bearing liabilities	116,221	96	0.34	110,592	121	0.44
Other liabilities	2,527			3,572
Total capital	6,570			6,166
Total liabilities and capital	$125,318			$120,330
Net interest income and net yield on interest-earning assets		$90	0.29		$87	0.30
Interest rate spread			0.27			0.27
Average interest-earning assets to interest-bearing liabilities			106.78			107.89
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, net interest income remained relatively stable during the first quarter of 2014, compared to the same period in 2013, due to offsetting changes in rates and volumes.

	For the Three Months Ended March 31,
	2014 vs. 2013
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$—	$(1)
Federal funds sold	—	(1)	(1)
Long-term investments	18	(29)	(11)
Advances	3	(9)	(6)
Mortgage loans	(4)	1	(3)
Total	16	(38)	(22)
Increase (decrease) in interest expense:
Short-term debt	2	(2)	—
Long-term debt	—	(25)	(25)
Total	2	(27)	(25)
Increase (decrease) in net interest income	$14	$(11)	$3
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended March 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$—	$(1)	*
Net losses on trading securities	(14)	(24)	10	40.16
Net gains on derivatives and hedging activities	15	42	(27)	(64.28)
Gain on early extinguishment of debt	15	—	15	100.00
Letters of credit fees	7	5	2	44.26
Other	1	1	—	9.85
Total noninterest income	$23	$24	$(1)	(3.05)
____________
* Not meaningful.

Noninterest income remained stable during the first quarter of 2014, compared to the same period in 2013. The main components of the change in noninterest income were a $10 million decrease in the net losses on trading securities and a $27 million decrease in net gains on derivatives and hedging activities, primarily due to changes in the fair value of swaps economically hedging the trading securities, offset by a $15 million gain on early extinguishment of debt.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended March 31, 2014
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(45)	$—	$3	$—	$(42)
Net interest settlements included in net interest income (2)	(218)	—	130	—	(88)
Total effect on net interest (expense) income	$(263)	$—	$133	$—	$(130)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$23	$—	$2	$—	$25
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(2)	(1)	(7)	(10)
Total net gains (losses) on derivatives and hedging activities	23	(2)	1	(7)	15
Net losses on trading securities (3)	—	(14)	—	—	(14)
Total effect on noninterest income (loss)	$23	$(16)	$1	$(7)	$1
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Three Months Ended March 31, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(54)	$—	$8	$—	$(46)
Net interest settlements included in net interest income(2)	(274)	—	160	—	(114)
Total effect on net interest (expense) income	$(328)	$—	$168	$—	$(160)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$47	$—	$(5)	$—	$42
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	2	—	—	(2)	—
Total net gains (losses) on derivatives and hedging activities	49	—	(5)	(2)	42
Net losses on trading securities (3)	—	(24)	—	—	(24)
Total effect noninterest income (loss)	$49	$(24)	$(5)	$(2)	$18
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense and Affordable Housing Program assessments remained relatively stable for the first quarter of 2014, compared to the same period in 2013.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first quarter of 2014. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first quarter of 2014.
The Bank’s principal source of liquidity is CO debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank may maintain secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although pricing and investor appetite tend to favor discount notes during times of market volatility.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2014 none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the FHLBanks had $753.9 billion in aggregate par value of COs issued and outstanding, $110.8 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
For more information about the Bank's outstanding standby letters of credit refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals, or that have no stated maturity and are subject to renewal on an annual basis, based on the creditworthiness of the member applicant and appropriate additional fees.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2014. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.

Contractual Obligations

As of March 31, 2014 there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments
Significant regulatory actions and developments for the period covered by this report are summarized below.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac and the FHLBanks (each, a “regulated entity”). In addition, the proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

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

•	Require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.
Comments on the proposed rule are due by May 15, 2014.
Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to review the compensation arrangements of executive officers of the FHLBanks, and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director of the Finance Agency determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

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

Advances
Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are a major source of the Bank’s credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and the quality and value of the assets borrowers pledge as eligible collateral.
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon the Bank's assessment of the borrower and its collateral. Beginning March 31, 2014, the Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, CDFIs, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the 1-10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner.
The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2014		As of December 31, 2013
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	11	$3,298	7	$63
2	33	3,466	32	4,742
3	53	2,077	48	9,919
4	51	17,256	50	14,433
5	117	23,149	114	13,792
6	90	28,740	101	21,296
7	85	1,536	92	20,333
8	48	1,190	56	1,063
9	24	588	27	883
10	46	735	52	898

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of March 31, 2014, eight borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2014	$82,368	$253,118	70.48	6.33	23.19
As of December 31, 2013	87,882	231,342	67.20	8.18	24.62
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2014 and December 31, 2013.

Investments
The Bank is subject to credit risk on unsecured investments, such as interest-bearing deposits and federal funds sold.
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

	As of March 31, 2014
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,250	$—	$—	$1,250
Canada	1,075	—	—	1,075
Germany	—	—	76	76
Sweden	950	—	—	950
United Kingdom	675	—	—	675
United States of America	1,520	1,008	1	2,529
Total	$5,470	$1,008	$77	$6,555
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $2.8 billion as of December 31, 2013 to $6.5 billion as of March 31, 2014. There were five such counterparties, Bank of Nova Scotia, Branch Banking and Trust, Nordea Bank of Finland PLC, Australia & New Zealand Banking Group, and HSBC Bank USA NA, that each represented greater than 10 percent, and collectively represented 71.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As reported in the Bank's Form 10-K, Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2013. As of March 31, 2014, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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
The tables below provide information on the credit ratings of the Bank’s investments held as of March 31, 2014 and December 31, 2013, based on their credit ratings as of March 31, 2014 and December 31, 2013 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

		As of March 31, 2014
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,008
Securities purchased under agreements to resell	—	—	—	1,000	—	—	—	—	—	—	—	1,000
Federal funds sold	—	2,200	2,460	810	—	—	—	—	—	—	—	5,470
Total short-term investments	—	2,202	3,466	1,810	—	—	—	—	—	—	—	7,478
Long-term investments:
State or local housing agency debt obligations	—	90	—	—	—	—	—	—	—	—	—	90
U.S. government agency debt obligations	—	6,122	—	—	—	—	—	—	—	—	—	6,122
Mortgage-backed securities:
U.S. government agency securities	—	440	—	—	—	—	—	—	—	—	—	440
Government-sponsored enterprises	466	13,575	—	—	—	—	—	—	—	—	—	14,041
Private-label	—	44	124	479	506	757	441	233	228	1,217	6	4,035
Total mortgage-backed securities	466	14,059	124	479	506	757	441	233	228	1,217	6	18,516
Total long-term investments	466	20,271	124	479	506	757	441	233	228	1,217	6	24,728
Total investments	$466	$22,473	$3,590	$2,289	$506	$757	$441	$233	$228	$1,217	$6	$32,206
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $48 million as of March 31, 2014.

	As of December 31, 2013
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,007
Federal funds sold	—	—	1,395	400	—	—	—	—	—	—	—	1,795
Total short-term investments	—	1	2,401	400	—	—	—	—	—	—	—	2,802
Long-term investments:
State or local housing agency debt obligations	—	93	—	—	—	—	—	—	—	—	—	93
U.S. government agency debt obligations	—	5,404	—	—	—	—	—	—	—	—	—	5,404
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	465	—	—	—	—	—	—	—	—	—	465
Government-sponsored enterprises residential	466	13,486	—	—	—	—	—	—	—	—	—	13,952
Private-label residential	—	62	123	511	523	809	534	323	161	1,176	6	4,228
Total mortgage-backed securities	466	14,013	123	511	523	809	534	323	161	1,176	6	18,645
Total long-term investments	466	19,510	123	511	523	809	534	323	161	1,176	6	24,142
Total investments	$466	$19,511	$2,524	$911	$523	$809	$534	$323	$161	$1,176	$6	$26,944
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $49 million as of December 31, 2013.

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
Non-Private-label MBS
Unrealized losses related to U.S. agency MBS and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2014 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination, unless otherwise noted. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of March 31, 2014, based on the classification by the originator at the time of origination, approximately 86.5 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 94.2 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 63.9 percent were variable-rate.
The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of March 31, 2014			As of December 31, 2013
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$220	$3,574	$3,794	$246	$3,736	$3,982
Alt-A	214	380	594	233	391	624
Total unpaid principal balance	$434	$3,954	$4,388	$479	$4,127	$4,606
The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of March 31, 2014 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$44	$44
A	—	—	—	11	112	123
BBB	—	—	—	112	307	419
BB	—	12	—	126	285	423
B	—	15	—	317	300	632
CCC	—	8	37	193	108	346
CC	33	147	46	32	—	258
C	82	13	58	101	—	254
D	—	606	417	266	—	1,289
Unrated	—	—	—	—	6	6
Total unpaid principal balance	$115	$801	$558	$1,158	$1,162	$3,794
Amortized cost	$98	$617	$451	$1,061	$1,148	$3,375
Gross unrealized losses	$—	$(1)	$—	$(7)	$(11)	$(19)
Fair value	$103	$683	$491	$1,086	$1,149	$3,512
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(1)	$—	$—	$—	$(1)
Non-credit-related losses	—	(1)	—	—	—	(1)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	89.39%	85.34%	88.08%	93.76%	98.88%	92.58%
Original weighted average credit support	15.72%	14.23%	10.44%	6.97%	3.67%	8.27%
Weighted average credit support	3.82%	0.87%	0.79%	4.47%	9.77%	4.77%
Weighted average collateral delinquency	13.32%	20.58%	18.04%	10.01%	8.66%	13.11%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$1	$1
A	—	—	—	—	2	2
BBB	—	—	—	—	61	61
BB	—	—	—	—	84	84
B	—	—	—	—	129	129
CCC	—	—	—	149	4	153
D	—	40	—	124	—	164
Total unpaid principal balance	$—	$40	$—	$273	$281	$594
Amortized cost	$—	$29	$—	$220	$281	$530
Gross unrealized losses	$—	$—	$—	$(16)	$(1)	$(17)
Fair value	$—	$32	$—	$208	$284	$524
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	80.49%	0.00%	76.08%	101.05%	88.19%
Original weighted average credit support	0.00%	12.29%	0.00%	27.53%	8.07%	17.30%
Weighted average credit support	0.00%	0.00%	0.00%	10.51%	12.40%	10.70%
Weighted average collateral delinquency	0.00%	28.82%	0.00%	28.14%	8.99%	19.13%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of March 31, 2014:

	Significant Inputs(1)
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2008	11.96	15.43	38.74	3.54
2007	13.83	12.17	36.56	3.26
2006	11.14	15.90	36.99	1.17
2005	14.31	5.02	32.26	6.09
2004 and prior	14.55	4.32	31.63	9.55
Total Prime	13.92	7.00	33.17	6.68
Alt-A:
2007	12.06	28.93	41.04	0.00
2006	12.61	30.56	43.33	0.00
2005	9.92	26.18	42.22	4.48
2004 and prior	12.70	8.80	32.88	12.64
Total Alt-A	11.58	24.36	40.17	3.90
Total	12.92	14.44	36.17	5.49
____________

(1)
The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For the security for which an other-than-temporary impairment was determined to have occurred during the first quarter of 2014, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 —Other-than-temporary Impairment to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Three Months Ended March 31,
	2014			2013
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$1	$(1)
Securities previously impaired prior to current period (1)	(1)	(1)	—	—	—	—
Total	$(1)	$(1)	$—	$—	$1	$(1)
____________

(1)
For the three months ended March 31, 2014 and 2013, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2014 and 2013, respectively.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was based on a short-term housing price forecast that was decreased five percentage points relative to the base case, followed by a recovery path that is 33.0 percent lower than the base case.

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

	For the Three months ended March 31, 2014
	Housing Price Scenario
	Base Case (1)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than-Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than-Temporary Impairment Related to Credit Loss
Prime loan	1	$38	$(1)	1	$38	$(1)
____________
(1) Represents the security and related other-than-temporary-impairment credit loss for the three months ended March 31, 2014.
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

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of March 31, 2014.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2014.

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

	As of March 31, 2014
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$9,888	$76	$(74)	$2
Cleared derivatives	2,080	1	3	4
Liability positions with credit exposure:
Cleared derivatives	18,446	(111)	177	66
Total derivative positions with non-member counterparties to which the Bank had credit exposure	30,414	(34)	106	72
Member institutions (1)	84	—	—	—
Total	$30,498	$(34)	$106	$72
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2013
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$11,026	$67	$(65)	$2
Cleared derivatives	1,965	4	1	5
Liability positions with credit exposure:
Cleared derivatives	11,030	(94)	140	46
Total derivative positions with non-member counterparties to which the Bank had credit exposure	24,021	(23)	76	53
Member institutions (1)	44	—	—	—
Total	$24,065	$(23)	$76	$53
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $65 million of collateral (at fair value) to its derivative counterparties as of March 31, 2014.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 31, 2014, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of March 31, 2014 and December 31, 2013, the allowance for credit losses on MPF loans was $4 million and $11 million, respectively. The decrease in the allowance for credit losses was related to certain enhancements to the Bank's allowance for credit loss calculation. For additional information related to the Bank's allowance for credit losses policy, see Note 1—Basis of Presentation to the Bank’s interim financial statements.

Critical Accounting Policies and Estimates

During the three-month period ended March 31, 2014, the Bank made certain enhancements to its allowance for credit loss calculation related to the Bank’s conventional single-family residential mortgage loan portfolio.  The allowance for conventional single-family residential mortgage loans is determined by an analysis (at least quarterly) that includes segregating the portfolio into various aging groups.  For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics.  For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.  Inherent in the Bank’s evaluation of loan performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

Additionally, during the three-month period ended March 31, 2014, the Bank classified as a loss and charged-off the portion of outstanding single-family residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements, when the loans are 180 days delinquent.

A description of the Bank’s critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no other updates to these policies and estimates during the period reported.

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

			As of March 31, 2014	As of December 31, 2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,240	$6,919
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	23,898	23,715
		Non-qualifying hedges	741	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	3,543	3,522
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	145	145
		Total	35,567	35,041
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,180	1,380
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,230	1,430
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	28,891	26,581
		Non-qualifying hedges	1,800	1,900
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	27,634	23,983
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	25
		Total	58,370	52,509

			As of March 31, 2014	As of December 31, 2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,605	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	128	49
Interest rate swaption	To offset swaptions executed with members by executing swaptions with derivatives counterparties.	Non-qualifying hedges	40	40
		Total	168	89
Total notional amount			$107,940	$101,694

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2014			As of December 31, 2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.60	0.44	0.27	0.62	0.47	0.26
Liabilities	0.35	0.48	0.32	0.37	0.48	0.36
Equity	5.20	(0.42)	(0.62)	5.21	0.28	(1.44)
Effective duration gap	0.25	(0.04)	(0.05)	0.25	(0.01)	(0.10)
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 14—Estimated Fair Values to the Bank's interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2014			As of December 31, 2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$116,207	$117,423	$117,994	$118,940	$120,261	$120,863
Liabilities	110,333	111,228	111,721	112,686	113,632	114,242
Equity	5,874	6,195	6,273	6,254	6,629	6,621
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

As of March 31, 2014, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2014, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	May 9, 2014	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	May 9, 2014	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer