Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Atlanta
filed 2014-08-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2014 was 49,517,834.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2014	As of December 31, 2013
Assets
Cash and due from banks	$1,563	$4,374
Interest-bearing deposits (including deposits with another FHLBank of $2 and $1 as of June 30, 2014 and December 31, 2013, respectively)	1,009	1,007
Securities purchased under agreements to resell	1,000	—
Federal funds sold	4,660	1,795
Investment securities:
Trading securities (includes another FHLBank’s bond of $63 and $65 as of June 30, 2014 and December 31, 2013, respectively)	1,444	1,667
Available-for-sale securities	2,155	2,299
Held-to-maturity securities (fair value of $20,672 and $20,146 as of June 30, 2014 and December 31, 2013, respectively)	20,626	20,176
Total investment securities	24,225	24,142
Advances	95,128	89,588
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	838	929
Allowance for credit losses on mortgage loans	(6)	(11)
Total mortgage loans held for portfolio, net	832	918
Accrued interest receivable	192	199
Derivative assets	106	53
Premises and equipment, net	27	29
Other assets	200	211
Total assets	$128,942	$122,316
Liabilities
Interest-bearing deposits	$1,432	$1,752
Consolidated obligations, net:
Discount notes	30,679	32,202
Bonds	89,438	80,728
Total consolidated obligations, net	120,117	112,930
Mandatorily redeemable capital stock	21	24
Accrued interest payable	176	183
Affordable Housing Program payable	71	74
Derivative liabilities	189	187
Other liabilities	192	514
Total liabilities	122,198	115,664
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of June 30, 2014 and December 31, 2013, respectively	728	946
Subclass B2 issued and outstanding shares: 42 and 39 as of June 30, 2014 and December 31, 2013, respectively	4,178	3,937
Total capital stock Class B putable	4,906	4,883
Retained earnings:
Restricted	169	141
Unrestricted	1,539	1,516
Total retained earnings	1,708	1,657
Accumulated other comprehensive income	130	112
Total capital	6,744	6,652
Total liabilities and capital	$128,942	$122,316

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Advances	$51	$61	$108	$124
Prepayment fees on advances, net	1	1	1	1
Interest-bearing deposits	1	1	2	3
Federal funds sold	2	3	4	6
Trading securities	19	25	38	53
Available-for-sale securities	31	32	63	65
Held-to-maturity securities	60	60	122	123
Mortgage loans	13	17	26	33
Total interest income	178	200	364	408
Interest expense
Consolidated obligations:
Discount notes	6	6	14	14
Bonds	79	108	167	221
Mandatorily redeemable capital stock	1	—	1	—
Total interest expense	86	114	182	235
Net interest income	92	86	182	173
Provision (reversal) for credit losses	2	1	(2)	3
Net interest income after provision (reversal) for credit losses	90	85	184	170
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	(1)
Net amount of impairment losses (reclassified from) recorded in accumulated other comprehensive income	—	—	(1)	1
Net impairment losses recognized in earnings	—	—	(1)	—
Net losses on trading securities	(13)	(40)	(27)	(64)
Net gains on derivatives and hedging activities	16	75	31	117
Gain on early extinguishment of debt	—	—	15	—
Letters of credit fees	6	5	13	10
Other	1	1	2	2
Total noninterest income	10	41	33	65
Noninterest expense
Compensation and benefits	18	17	34	33
Other operating expenses	9	11	19	21
Finance Agency	2	1	5	4
Office of Finance	2	2	3	3
Other	1	—	2	—
Total noninterest expense	32	31	63	61
Income before assessments	68	95	154	174
Affordable Housing Program assessments	6	9	15	17
Net income	$62	$86	$139	$157

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$62	$86	$139	$157
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	—	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	12	43	16	125
Reclassification of noncredit portion of impairment losses included in net income	—	—	1	—
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	12	43	17	124
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	—	—	(1)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	—	—	1
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—
Other comprehensive income related to pension and postretirement benefit plans	1	1	1	1
Total other comprehensive income	13	44	18	125
Total comprehensive income	$75	$130	$157	$282

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	23	2,327	—	—	—	—	2,327
Repurchase/redemption of capital stock	(24)	(2,371)	—	—	—	—	(2,371)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	32	125	157	125	282
Cash dividends on capital stock	—	—	—	(55)	(55)	—	(55)
Balance, June 30, 2013	48	$4,847	$105	$1,432	$1,537	$67	$6,451

Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	23	2,296	—	—	—	—	2,296
Repurchase/redemption of capital stock	(23)	(2,272)	—	—	—	—	(2,272)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	28	111	139	18	157
Cash dividends on capital stock	—	—	—	(88)	(88)	—	(88)
Balance, June 30, 2014	49	$4,906	$169	$1,539	$1,708	$130	$6,744

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$139	$157
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(63)	(39)
(Reversal) provision for credit losses	(2)	3
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	64	(24)
Net change in fair value adjustment on trading securities	27	64
Net impairment losses recognized in earnings	1	—
Gain on early extinguishment of debt	(15)	—
Net change in:
Accrued interest receivable	7	20
Other assets	11	(9)
Affordable Housing Program payable	(5)	(8)
Accrued interest payable	(7)	9
Other liabilities	(322)	(2)
Total adjustments	(304)	14
Net cash (used in) provided by operating activities	(165)	171
Investing activities
Net change in:
Interest-bearing deposits	(51)	894
Securities purchased under agreements to resell	(1,000)	(750)
Federal funds sold	(2,865)	1,893
Trading securities:
Proceeds from maturities	200	250
Available-for-sale securities:
Proceeds from maturities	176	277
Held-to-maturity securities:
Net change in short-term	—	50
Proceeds from maturities of long-term	1,216	1,964
Purchases of long-term	(1,664)	(3,904)
Advances:
Proceeds from principal collected	84,917	71,397
Made	(90,217)	(74,744)
Mortgage loans:
Proceeds from principal collected	78	162
Proceeds from sale of foreclosed assets	11	14
Purchase of premise, equipment, and software	(2)	(1)
Net cash used in investing activities	(9,201)	(2,498)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2014	2013
Financing activities
Net change in deposits	(339)	70
Net payments on derivatives containing a financing element	(51)	(84)
Proceeds from issuance of consolidated obligations:
Discount notes	199,451	105,474
Bonds	43,678	44,572
Payments for debt issuance costs	(6)	(5)
Payments for maturing and retiring consolidated obligations:
Discount notes	(200,971)	(111,045)
Bonds	(35,139)	(40,594)
Proceeds from issuance of capital stock	2,296	2,327
Payments for repurchase/redemption of capital stock	(2,272)	(2,371)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(4)	(22)
Cash dividends paid	(88)	(55)
Net cash provided by (used in) financing activities	6,555	(1,733)
Net decrease in cash and due from banks	(2,811)	(4,060)
Cash and due from banks at beginning of the period	4,374	4,083
Cash and due from banks at end of the period	$1,563	$23
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$200	$239
Affordable Housing Program assessments, net	$20	$22
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$1	$7
Held-to-maturity securities acquired with accrued liabilities	$—	$83
Transfer of held-to-maturity securities to available-for-sale securities	$—	$11
Transfers of mortgage loans to real estate owned	$10	$16

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

Additionally, during the three-month period ended March 31, 2014, the Bank began to classify as a loss and charge-off the portion of outstanding conventional single-family residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements, once the loans are 180 days delinquent. These changes did not have a material effect on the Bank's financial condition or results of operations.

A description of all of the Bank’s significant accounting policies is included in Note 2—Summary of Significant Accounting Policies to the 2013 audited financial statements contained in the Bank’s Form 10-K. There have been no other material changes to these policies as of June 30, 2014.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the Financial Accounting Standards Board (FASB) issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance becomes effective for the Bank for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect approach. The adoption of this guidance is not expected to materially effect the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. The Bank is in the process of evaluating this guidance, but its effect on the Bank’s financial condition or results of operations is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The guidance clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance is effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this guidance will result in increased disclosures, but is not expected to materially affect the Bank’s financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of June 30, 2014	As of December 31, 2013
Government-sponsored enterprises debt obligations	$1,380	$1,601
Another FHLBank’s bond (1)	63	65
State or local housing agency debt obligations	1	1
Total	$1,444	$1,667
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net losses on trading securities were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net losses on trading securities held at period end	$(13)	$(40)	$(27)	$(62)
Net losses on trading securities sold or matured during the period	—	—	—	(2)
Net losses on trading securities	$(13)	$(40)	$(27)	$(64)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Available-for-sale Securities

The Bank transferred a private-label residential mortgaged-backed security (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio on March 31, 2013. This security represents a private-label residential MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell this security nor is the Bank under any requirement to sell this security.
The following table presents information on private-label residential MBS transferred. The amounts below represent the value as of the transfer date.

	2014			2013
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value
Transferred at March 31,	$—	$—	$—	$12	$1	$11
Transferred at June 30,	—	—	—	—	—	—
Total	$—	$—	$—	$12	$1	$11

Major Security Types. Private-label residential MBS were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2014	$2,013	$19	$161	$—	$2,155

As of December 31, 2013	$2,174	$27	$152	$—	$2,299

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2014	1	$4	$—	10	$229	$19	11	$233	$19

As of December 31, 2013	6	$137	$1	10	$243	$26	16	$380	$27

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2014	$1,294	$18	$106	$—	$1,382

As of December 31, 2013	$1,390	$26	$98	$—	$1,462

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of June 30, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$87	$1	$—	$88	$92	$1	$—	$93
Government-sponsored enterprises debt obligations	4,718	1	12	4,707	3,738	—	24	3,714
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	414	5	—	419	465	7	—	472
Government-sponsored enterprises residential	13,705	108	64	13,749	13,952	109	115	13,946
Private-label residential	1,702	17	10	1,709	1,929	12	20	1,921
Total	$20,626	$132	$86	$20,672	$20,176	$129	$159	$20,146

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2014
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	2	$250	$—	5	$1,132	$12	7	$1,382	$12
Mortgage-backed securities:
Government-sponsored enterprises residential	36	1,556	6	28	2,633	58	64	4,189	64
Private-label residential	6	58	—	34	533	10	40	591	10
Total	44	$1,864	$6	67	$4,298	$80	111	$6,162	$86

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

	As of June 30, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$748	$748	$430	$430
Due after one year through five years	4,057	4,047	3,400	3,377
Total non-mortgage-backed securities	4,805	4,795	3,830	3,807
Mortgage-backed securities	15,821	15,877	16,346	16,339
Total	$20,626	$20,672	$20,176	$20,146

A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2014	$531	$4	$5	$530

As of December 31, 2013	$619	$4	$8	$615

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2014.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2014 included a short-term housing price forecast with projected changes ranging from a decrease of four percent to an increase of nine percent over the 12 month period beginning April 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of two percent to an increase of four percent.
Previously, home price projections following the short-term period were projected to recover using one of five different recovery paths. Starting this quarter, a unique path was projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for the one Alt-A security for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2014:

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
2007	13.71	25.86	39.92	0.00

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$567	$586	$574	$586
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	—	1	—
Increase in cash flows expected to be collected, recognized over the remaining life of the securities	(8)	(2)	(16)	(2)
Balance, end of period	$559	$584	$559	$584

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

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of June 30, 2014	As of December 31, 2013
Overdrawn demand deposit accounts	$—	$2
Due in one year or less	49,222	51,331
Due after one year through two years	13,379	5,366
Due after two years through three years	8,954	6,136
Due after three years through four years	6,897	8,495
Due after four years through five years	3,105	5,088
Due after five years	11,624	11,464
Total par value	93,181	87,882
Discount on AHP(1) advances	(7)	(8)
Discount on EDGE(2) advances	(6)	(7)
Hedging adjustments	1,964	1,726
Deferred commitment fees	(4)	(5)
Total	$95,128	$89,588
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of June 30, 2014	As of December 31, 2013
Overdrawn demand deposit accounts	$—	$2
Due or convertible in one year or less	52,336	54,522
Due or convertible after one year through two years	13,341	5,414
Due or convertible after two years through three years	8,073	5,867
Due or convertible after three years through four years	5,309	6,643
Due or convertible after four years through five years	2,680	4,168
Due or convertible after five years	11,442	11,266
Total par value	$93,181	$87,882

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of June 30, 2014	As of December 31, 2013
Fixed-rate:
Due in one year or less	$38,313	$46,343
Due after one year	31,251	28,535
Total fixed-rate	69,564	74,878
Variable-rate:
Due in one year or less	10,909	4,990
Due after one year	12,708	8,014
Total variable-rate	23,617	13,004
Total par value	$93,181	$87,882

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. As of June 30, 2014 and December 31, 2013, the concentration of the Bank’s advances was $69,966 and $65,472, respectively, to 10 member institutions, representing 75.1 percent and 74.5 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2014 and December 31, 2013. No advance was past due as of June 30, 2014 and December 31, 2013.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of June 30, 2014	As of December 31, 2013
Fixed-rate medium-term(1) single-family residential mortgage loans	$125	$150
Fixed-rate long-term single-family residential mortgage loans	715	781
Total unpaid principal balance	840	931
Premiums	2	3
Discounts	(4)	(5)
Total	$838	$929
____________
(1) Medium-term is defined as a term of 15 years or less.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of June 30, 2014	As of December 31, 2013
Conventional loans	$780	$864
Government-guaranteed or insured loans	60	67
Total unpaid principal balance	$840	$931

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 9—Allowance for Credit Losses to the Bank’s interim financial statements.

Note 9—Allowance for Credit Losses

The activity in the allowance for credit losses was as follows:

	For the Three Months Ended June 30,
	2014	2013
	Conventional Single-family Residential Mortgage Loans	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of period	$4	$12	$1	$13
Provision for credit losses	2	1	—	1
Charge-offs	—	(2)	—	(2)
Balance, end of period	$6	$11	$1	$12

	For the Six Months Ended June 30,
	2014	2013
	Conventional Single-family Residential Mortgage Loans	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of period	$11	$10	$1	$11
(Reversal) provision for credit losses	(2)	3	—	3
Charge-offs	(3)	(2)	—	(2)
Balance, end of period	$6	$11	$1	$12

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The recorded investment in mortgage loans by impairment methodology was as follows:

	As of June 30, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$1	$—	$1
Collectively evaluated for impairment	5	—	5
Total allowance for credit losses	$6	$—	$6
Recorded investment:
Individually evaluated for impairment	$15	$—	$15
Collectively evaluated for impairment	767	60	827
Total recorded investment (1)	$782	$60	$842
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $4 relates to accrued interest.

	As of December 31, 2013
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Allowance for credit losses:
Individually evaluated for impairment	$2	$—	$2
Collectively evaluated for impairment	9	—	9
Total allowance for credit losses	$11	$—	$11
Recorded investment:
Individually evaluated for impairment	$15	$—	$15
Collectively evaluated for impairment	851	67	918
Total recorded investment (1)	$866	$67	$933
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of June 30, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$21	$6	$27
Past due 60-89 days	6	1	7
Past due 90 days or more	41	7	48
Total past due mortgage loans	68	14	82
Total current mortgage loans	714	46	760
Total mortgage loans (1)	$782	$60	$842
Other delinquency statistics:
In process of foreclosure (2)	$27	$2	$29
Seriously delinquent rate (3)	5.23%	11.22%	5.66%
Past due 90 days or more and still accruing interest (4)	$—	$7	$7
Loans on nonaccrual status (5)	$41	$—	$41
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

The table below presents the Bank's recorded investment balance in troubled debt restructured loans as of June 30, 2014 and December 31, 2013:

	Performing	Non-performing	Total
Conventional single-family residential loans	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the three and six months ended June 30, 2014 and 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table shows troubled debt restructurings from the previous 12 months that subsequently defaulted during the periods presented. A payment default on a troubled debt restructuring is considered to have occurred if the contractually due principal or interest is 60 days or more past due at any time during the periods presented.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Conventional single-family residential loans	$2	$1	$2	$1

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for credit losses for impaired loans as of June 30, 2014 and December 31, 2013, and the average recorded investment on these loans during the three and six months ended June 30, 2014 and 2013. Related interest income recognized on these loans during the three and six months ended June 30, 2014 and 2013 was less than $1.

	As of June 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance
Conventional single-family residential loans	$9	$9	$—	$—	$—	$—
With an allowance
Conventional single-family residential loans	6	6	1	15	15	2
Total	$15	$15	$1	$15	$15	$2

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
With no related allowance
Conventional single-family residential loans:
Average recorded investment	$9	$—	$10	$—
With an allowance
Conventional single-family residential loans:
Average recorded investment	6	12	6	12
Other:
Average recorded investment	—	2	—	2

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of June 30, 2014	As of December 31, 2013
Fixed-rate	$72,571	$59,885
Step up/down	7,169	7,617
Simple variable-rate	9,255	13,005
Variable-rate capped floater	45	45
Fixed-rate that converts to variable-rate	10	—
Total par value	$89,050	$80,552

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of June 30, 2014		As of December 31, 2013
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$51,047	0.35	$41,725	0.50
Due after one year through two years	10,453	1.42	9,485	0.67
Due after two years through three years	11,357	2.02	7,503	2.21
Due after three years through four years	5,140	2.20	6,355	2.81
Due after four years through five years	3,582	1.56	5,150	1.67
Due after five years	7,471	1.95	10,334	1.92
Total par value	89,050	0.98	80,552	1.13
Premiums	80		82
Discounts	(22)		(24)
Hedging adjustments	330		118
Total	$89,438		$80,728

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature:

	As of June 30, 2014	As of December 31, 2013
Noncallable	$68,703	$56,569
Callable	20,347	23,983
Total par value	$89,050	$80,552

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of June 30, 2014	As of December 31, 2013
Due or callable in one year or less	$68,225	$59,458
Due or callable after one year through two years	9,352	7,795
Due or callable after two years through three years	7,212	4,491
Due or callable after three years through four years	2,617	6,095
Due or callable after four years through five years	967	1,571
Due or callable after five years	677	1,142
Total par value	$89,050	$80,552

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2014	$30,679	$30,690	0.08
As of December 31, 2013	$32,202	$32,208	0.11

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of June 30, 2014		As of December 31, 2013
	Required	Actual	Required	Actual
Risk based capital	$1,893	$6,635	$2,246	$6,563
Total capital-to-assets ratio	4.00%	5.15%	4.00%	5.37%
Total regulatory capital (1)	$5,158	$6,635	$4,893	$6,563
Leverage ratio	5.00%	7.72%	5.00%	8.05%
Leverage capital	$6,447	$9,953	$6,116	$9,845
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $21 and $24 in mandatorily redeemable capital stock as of June 30, 2014 and December 31, 2013, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$23	$34	$24	$40
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of non-member status	—	3	2	7
Repurchase/redemption of mandatorily redeemable capital stock	(1)	(12)	(4)	(22)
Capital stock previously subject to mandatory redemption reclassified to capital stock	(1)	—	(1)	—
Balance, end of period	$21	$25	$21	$25

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of June 30, 2014	As of December 31, 2013
Due in one year or less	$6	$5
Due after one year through two years	9	9
Due after two years through three years	6	8
Due after three years through four years	—	1
Due after four years through five years	—	—
Due after five years	—	1
Total	$21	$24

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, March 31, 2013	$(17)	$40	$—	$23
Other comprehensive income before reclassifications:
Net change in fair value	—	43	—	43
Reclassification from accumulated other comprehensive income (loss) to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	1	43	—	44
Balance, June 30, 2013	$(16)	$83	$—	$67

Balance, March 31, 2014	$(13)	$130	$—	$117
Other comprehensive income before reclassifications:
Net change in fair value	—	12	—	12
Reclassification from accumulated other comprehensive income (loss) to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	1	12	—	13
Balance, June 30, 2014	$(12)	$142	$—	$130
 ____________

(1)	Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive income (loss) before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	125	—	125
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	1	124	—	125
Balance, June 30, 2013	$(16)	$83	$—	$67

Balance, December 31, 2013	$(13)	$125	$—	$112
Other comprehensive income before reclassifications:
Net change in fair value	—	16	—	16
Reclassification from accumulated other comprehensive income (loss) to net income:
Noncredit other-than-temporary impairment losses	—	1	—	1
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	1	17	—	18
Balance, June 30, 2014	$(12)	$142	$—	$130
____________

(1)	Included in Compensation and benefits on the Statements of Income.

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

	As of June 30, 2014			As of December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$95,228	$629	$(2,178)	$84,740	$800	$(2,336)
Total derivatives in hedging relationships	95,228	629	(2,178)	84,740	800	(2,336)
Derivatives not designated as hedging instruments:
Interest rate swaps	5,604	12	(302)	4,414	14	(309)
Interest rate swaptions	40	—	—	40	1	(1)
Interest rate caps or floors	12,500	18	(11)	12,500	44	(28)
Total derivatives not designated as hedging instruments	18,144	30	(313)	16,954	59	(338)
Total derivatives before netting and collateral adjustments	$113,372	659	(2,491)	$101,694	859	(2,674)
Netting adjustments		(502)	502		(741)	741
Cash collateral and related accrued interest		(51)	1,800		(65)	1,746
Total collateral and netting adjustments (1)		(553)	2,302		(806)	2,487
Derivative assets and derivative liabilities		$106	$(189)		$53	$(187)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$26	$53	$51	$95
Total net gains related to fair value hedge ineffectiveness	26	53	51	95
Derivatives not designated as hedging instruments:
Interest rate swaps	12	37	25	62
Interest rate caps or floors	(4)	7	(9)	4
Net interest settlements	(18)	(22)	(36)	(44)
Total net (losses) gains related to derivatives not designated as hedging instruments	(10)	22	(20)	22
Net gains on derivatives and hedging activities	$16	$75	$31	$117

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended June 30,
	2014				2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(148)	$176	$28	$(224)	$991	$(931)	$60	$(264)
Consolidated obligations bonds	104	(106)	(2)	135	(528)	521	(7)	159
Total	$(44)	$70	$26	$(89)	$463	$(410)	$53	$(105)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Six Months Ended June 30,
	2014				2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(239)	$290	$51	$(442)	$1,372	$(1,265)	$107	$(538)
Consolidated obligations bonds	214	(214)	—	265	(710)	698	(12)	319
Total	$(25)	$76	$51	$(177)	$662	$(567)	$95	$(219)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of June 30, 2014		As of December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$603	$(2,173)	$820	$(2,545)
Cleared derivatives	56	(318)	39	(129)
Total gross recognized amount	659	(2,491)	859	(2,674)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(600)	1,984	(818)	2,358
Cleared derivatives	47	318	12	129
Total gross amounts of netting adjustments and cash collateral	(553)	2,302	(806)	2,487
Derivative assets and derivative liabilities:
Bilateral derivatives	3	(189)	2	(187)
Cleared derivatives	103	—	51	—
Total derivative assets and total derivative liabilities	106	(189)	53	(187)
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Bilateral derivatives	1	—	—	—
Cleared derivatives	—	—	—	—
Total cannot be sold or repledged	1	—	—	—
Net unsecured amounts: (2)
Bilateral derivatives	2	(189)	2	(187)
Cleared derivatives	103	—	51	—
Total net unsecured amount	$105	$(189)	$53	$(187)
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)
The Bank had net credit exposure of $96 and $47 as of June 30, 2014 and December 31, 2013, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2014 was $1,620 for which the Bank has posted collateral with a fair value of $1,432 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $114 of collateral at fair value to its derivative counterparties as of June 30, 2014.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2014 and December 31, 2013, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2014 and December 31, 2013, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of June 30, 2014 and December 31, 2013, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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
Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of June 30, 2014
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,380	$—	$—	$1,380
Another FHLBank’s bond	—	63	—	—	63
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,444	—	—	1,444
Available-for-sale securities:
Private-label residential MBS	—	—	2,155	—	2,155
Derivative assets:
Interest-rate related	—	659	—	(553)	106
Grantor trust (included in Other assets)	24	—	—	—	24
Total assets at fair value	$24	$2,103	$2,155	$(553)	$3,729
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,491)	$—	$2,302	$(189)
Total liabilities at fair value	$—	$(2,491)	$—	$2,302	$(189)
____________

(1)	Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

placed with the same clearing agents and/or counterparties.

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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$2,223	$2,636	$2,299	$2,676
Transfer of private-label MBS from held-to-maturity to available-for-sale	—	—	—	11
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	—	(1)	—
Included in other comprehensive income (2)	12	43	17	125
Accretion of credit losses in net interest income	9	1	16	1
Settlements	(89)	(144)	(176)	(277)
Balance, end of period	$2,155	$2,536	$2,155	$2,536
____________

(1)	Related to available-for-sale securities held at period end.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's assets that are measured at fair value on a nonrecurring basis on its Statements of Condition only as of the dates shown:

	As of June 30, 2014	As of December 31, 2013
Real estate owned	$9	$9
Impaired mortgage loans held for portfolio	1	—
Total	$10	$9

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

As of June 30, 2014 and December 31, 2013, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2014 and December 31, 2013.

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

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable London Interbank Offered Rate (LIBOR) curve for advances with similar terms as of June 30, 2014 and December 31, 2013, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7—Advances to the Bank’s interim financial statements for additional information).

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used Overnight Index Swap Rate to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2014 and December 31, 2013.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Bank as of June 30, 2014 and December 31, 2013. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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
The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of June 30, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,563	$1,563	$1,563	$—	$—	$—
Interest bearing-deposits	1,009	1,009	—	1,009	—	—
Securities purchased under agreements to resell	1,000	1,000	—	1,000	—	—
Federal funds sold	4,660	4,660	—	4,660	—	—
Trading securities	1,444	1,444	—	1,444	—	—
Available-for-sale securities	2,155	2,155	—	—	2,155	—
Held-to-maturity securities	20,626	20,672	—	18,963	1,709	—
Advances	95,128	95,125	—	95,125	—	—
Mortgage loans held for portfolio, net	832	922	—	921	1	—
Accrued interest receivable	192	192	—	192	—	—
Derivative assets	106	106	—	659	—	(553)
Grantor trust assets (included in Other assets)	24	24	24	—	—	—
Liabilities:
Interest-bearing deposits	(1,432)	(1,432)	—	(1,432)	—	—
Consolidated obligations, net:
Discount notes	(30,679)	(30,676)	—	(30,676)	—	—
Bonds	(89,438)	(89,663)	—	(89,663)	—	—
Mandatorily redeemable capital stock	(21)	(21)	(21)	—	—	—
Accrued interest payable	(176)	(176)	—	(176)	—	—
Derivative liabilities	(189)	(189)	—	(2,491)	—	2,302
____________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2013
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$4,374	$4,374	$4,374	$—	$—	$—
Interest bearing-deposits	1,007	1,007	—	1,007	—	—
Federal funds sold	1,795	1,795	—	1,795	—	—
Trading securities	1,667	1,667	—	1,667	—	—
Available-for-sale securities	2,299	2,299	—	—	2,299	—
Held-to-maturity securities	20,176	20,146	—	18,225	1,921	—
Advances	89,588	89,413	—	89,413	—	—
Mortgage loans held for portfolio, net	918	1,004	—	1,004	—	—
Accrued interest receivable	199	199	—	199	—	—
Derivative assets	53	53	—	859	—	(806)
Grantor trust assets (included in Other assets)	21	21	21	—	—	—
Liabilities:
Interest-bearing deposits	(1,752)	(1,752)	—	(1,752)	—	—
Consolidated obligations, net:
Discount notes	(32,202)	(32,203)	—	(32,203)	—	—
Bonds	(80,728)	(80,733)	—	(80,733)	—	—
Mandatorily redeemable capital stock	(24)	(24)	(24)	—	—	—
Accrued interest payable	(183)	(183)	—	(183)	—	—
Derivative liabilities	(187)	(187)	—	(2,674)	—	2,487
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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $680,240 and $654,076 as of June 30, 2014 and December 31, 2013, respectively, exclusive of the Bank’s own outstanding consolidated obligations. The Bank determined that it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations.  As of June 30, 2014, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed.  Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks consolidated obligations as of June 30, 2014.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

 The following table shows the Bank's outstanding commitments, which represent off-balance sheet obligations:

	As of June 30, 2014			As of December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$4,493	$24,391	$28,884	$4,785	$23,004	$27,789
Commitments to fund additional advances	203	120	323	110	34	144
Unsettled consolidated obligation bonds, at par (2)	582	—	582	171	—	171
Unsettled consolidated obligation discount notes, at par (2)	500	—	500	467	—	467
____________

(1)
Expire within one year includes 15 standby letters of credit for a total of $23 and 14 standby letters of credit for a total of $20 as of June 30, 2014 and December 31, 2013, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. As of June 30, 2014 and December 31, 2013, $582 and $145 of our unsettled consolidated obligation bonds were hedged with associated interest rate swaps that had traded but not yet settled. The Bank had no unsettled consolidated obligation discount notes that were hedged with associated interest rate swaps that had traded but not yet settled as of June 30, 2014 and December 31, 2013.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $126 and $137 as of June 30, 2014 and December 31, 2013, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2014 and December 31, 2013. Such commitments would be recorded as derivatives at their fair values.
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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 22.7 percent of the Bank’s total regulatory capital stock as of June 30, 2014, was considered a related party. Total advances outstanding to Bank of America, National Association were $24,513 and $17,263 as of June 30, 2014 and December 31, 2013, respectively. Total deposits held in the name of Bank of America, National

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Association were less than $1 as of June 30, 2014 and December 31, 2013. No mortgage loans or MBS were acquired from Bank of America, National Association during the six months ended June 30, 2014 and 2013.

Note 17—Subsequent Events

On July 31, 2014, the Bank’s board of directors approved a cash dividend for the second quarter of 2014 in the amount of $43. The Bank paid the second quarter 2014 dividend on August 5, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements” which include statements with respect to the plans, objectives, expectations, estimates, and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2014 and December 31, 2013, and results of operations for the second quarter and first six months of 2014 and 2013. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2013.

Executive Summary

Financial Condition

As of June 30, 2014, total assets were $128.9 billion, an increase of $6.6 billion, or 5.42 percent, from December 31, 2013. This increase was primarily due to a $5.5 billion, or 6.18 percent, increase in advances and a $4.0 billion, or 14.7 percent, increase in total investments, partially offset by a $2.8 billion, or 64.3 percent, decrease in cash and due from banks.
As of June 30, 2014, total liabilities were $122.2 billion, an increase of $6.5 billion, or 5.65 percent, from December 31, 2013. This increase was primarily due to a $7.2 billion, or 6.36 percent, increase in consolidated obligations (COs).
As of June 30, 2014, total capital was $6.7 billion, an increase of $92 million, or 1.38 percent, from December 31, 2013. This increase was primarily due to the issuance of $2.3 billion of capital stock related to new advance activity and the recording of $139 million in net income and $18 million in other comprehensive income, partially offset by the repurchase/redemption of $2.3 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $88 million in dividends.

Results of Operations

The Bank recorded net income of $62 million for the second quarter of 2014, a decrease of $24 million, or 28.4 percent, from net income of $86 million for the second quarter of 2013. Interest income decreased by $22 million offset by a $28 million decrease in interest expense, which resulted in an increase in net interest income of $6 million for the second quarter of 2014. In the second quarter of 2014, the Bank recorded a decrease in net gains on derivatives and hedging activities of $59 million, partially offset by a decrease in net losses on trading securities of $27 million, compared to the second quarter of 2013. For further discussion, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income (Loss).

The Bank recorded net income of $139 million for the first six months of 2014, a decrease of $18 million, or 11.6 percent, from net income of $157 million during the same period in 2013. Interest income decreased by $44 million offset by a $53 million decrease in interest expense, which resulted in an increase in net interest income of $9 million for the first six months of 2014. For the first six months of 2014, the Bank recorded a decrease in net gains on derivatives and hedging activities of $86 million, partially offset by a decrease in net losses on trading securities of $37 million, compared to the same period in 2013. Additionally, the Bank recorded a $15 million gain on early extinguishment of debt.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 3.81 percent for the second quarter of 2014, compared to 5.61 percent for the second quarter of 2013. ROE decreased for the second quarter of 2014, compared to the second quarter of 2013, primarily as a result of a decrease in net income, and an increase in average total capital during the period. ROE spread to three-month average LIBOR decreased to 358 basis points for the second quarter of 2014, compared to 533 basis points for the second quarter of 2013. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's annualized ROE was 4.28 percent for the first six months of 2014, compared to 5.13 percent during the same period in 2013. ROE decreased for the first six months of 2014, compared to the same period in 2013, primarily as a result of a decrease in net income, and an increase in average total capital during the period. ROE spread to three-month average LIBOR decreased to 405 basis points for the first six months of 2014, compared to 485 basis points for the same period in 2013. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE, as previously discussed.

The Bank's interest rate spread was 27 basis points for the second quarter and the first six months of 2014, and 26 basis points for the second quarter and the first six months of 2013.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Overall advances increased during the second quarter of 2014 due to an increase in new short-term advances by larger members. Although the Bank continues to see some shift toward slightly longer maturities, overall advances balances are expected to continue fluctuating during 2014, given the large percentage of short-term advances, and members continue to experience high levels of liquidity and low loan demand. The prolonged low interest rate environment continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with limited attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Statements of Condition (at period end)
Total assets	$128,942	$119,467	$122,316	$112,068	$121,778
Investments (1)	30,894	32,206	26,944	28,991	30,825
Mortgage loans held for portfolio	838	883	929	983	1,076
Allowance for credit losses on mortgage loans	(6)	(4)	(11)	(11)	(12)
Advances	95,128	84,166	89,588	78,193	89,450
Interest-bearing deposits	1,432	1,465	1,752	1,890	2,172
Consolidated obligations, net:
Discount notes	30,679	22,801	32,202	16,282	26,161
Bonds	89,438	88,276	80,728	87,139	89,196
Total consolidated obligations, net (2)	120,117	111,077	112,930	103,421	112,357
Mandatorily redeemable capital stock	21	23	24	24	25
Affordable Housing Program payable	71	76	74	72	75
Capital stock - putable	4,906	4,412	4,883	4,351	4,847
Retained earnings	1,708	1,690	1,657	1,579	1,537
Accumulated other comprehensive income	130	117	112	83	67
Total capital	6,744	6,219	6,652	6,013	6,451
Statements of Income (for the period ended)
Net interest income	92	90	82	86	86
Provision (reversal) for credit losses	2	(4)	1	1	1
Net impairment losses recognized in earnings	—	(1)	—	—	—
Net losses on trading securities	(13)	(14)	(21)	(15)	(40)
Net gains on derivatives and hedging activities	16	15	53	34	75
Letters of credit fees	6	7	6	4	5
Other income (3)	1	16	38	2	1
Noninterest expense	32	31	35	31	31
Income before assessments	68	86	122	79	95
Affordable Housing Program assessments	6	9	12	8	9
Net income	62	77	110	71	86
Performance Ratios (%)
Return on equity (4)	3.81	4.75	6.86	4.50	5.61
Return on assets (5)	0.19	0.25	0.36	0.24	0.29
Net interest margin (6)	0.29	0.29	0.27	0.29	0.29
Regulatory capital ratio (at period end) (7)	5.15	5.13	5.37	5.31	5.26
Equity to assets ratio (8)	5.03	5.24	5.19	5.23	5.16
Dividend payout ratio (9)	71.35	56.88	29.59	40.25	30.99

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2014	$680,240
March 31, 2014	643,157
December 31, 2013	654,076
September 30, 2013	617,648
June 30, 2013	592,479

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

	As of June 30, 2014		As of December 31, 2013		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$95,128	73.77	$89,588	73.24	$5,540	6.18
Long-term investments	24,225	18.79	24,142	19.74	83	0.34
Short-term investments	6,669	5.17	2,802	2.29	3,867	137.99
Mortgage loans, net	832	0.65	918	0.75	(86)	(9.32)
Other assets	2,088	1.62	4,866	3.98	(2,778)	(57.09)
Total assets	$128,942	100.00	$122,316	100.00	$6,626	5.42
Consolidated obligations, net:
Discount notes	$30,679	25.11	$32,202	27.84	$(1,523)	(4.73)
Bonds	89,438	73.19	80,728	69.80	8,710	10.79
Deposits	1,432	1.17	1,752	1.51	(320)	(18.27)
Other liabilities	649	0.53	982	0.85	(333)	(33.93)
Total liabilities	$122,198	100.00	$115,664	100.00	$6,534	5.65
Capital stock	$4,906	72.76	$4,883	73.41	$23	0.48
Retained earnings	1,708	25.32	1,657	24.90	51	3.07
Accumulated other comprehensive income	130	1.92	112	1.69	18	15.67
Total capital	$6,744	100.00	$6,652	100.00	$92	1.38

Advances

Total advances increased as of June 30, 2014 compared to December 31, 2013, primarily due to new advance activity during the period. As of June 30, 2014, 74.7 percent of the Bank’s advances were fixed-rate, compared to 85.2 percent as of December 31, 2013. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of June 30, 2014 and December 31, 2013, 48.9 percent and 41.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 2.94 percent and 28.2 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of June 30, 2014		As of December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$44,805	48.09	$49,768	56.63
Adjustable or variable rate indexed	23,141	24.83	12,584	14.32
Hybrid	20,196	21.67	20,333	23.14
Convertible	3,371	3.62	3,510	3.99
Amortizing (2)	1,668	1.79	1,687	1.92
Total par value	$93,181	100.00	$87,882	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of June 30, 2014	As of December 31, 2013	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,009	$1,007	$2	0.18
Securities purchased under agreements to resell	1,000	—	1,000	100.00
Federal funds sold	4,660	1,795	2,865	159.61
Total short-term investments	6,669	2,802	3,867	137.99
Long-term investments:
State or local housing agency debt obligations	88	93	(5)	(5.62)
U.S. government agency debt obligations	6,161	5,404	757	14.00
Mortgage-backed securities:
U.S. government agency securities	414	465	(51)	(10.93)
Government-sponsored enterprises	13,705	13,952	(247)	(1.78)
Private-label residential	3,857	4,228	(371)	(8.76)
Total mortgage-backed securities	17,976	18,645	(669)	(3.59)
Total long-term investments	24,225	24,142	83	0.34
Total investments	$30,894	$26,944	$3,950	14.66
____________

(1)
As of June 30, 2014 and December 31, 2013, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers.

The increase in short-term investments from December 31, 2013 to June 30, 2014 was primarily due to an increase in federal funds sold, along with an increase in securities purchased under agreements to resell. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements as a result of advances demand, and the availability of high quality counterparties in the federal funds market. As of June 30, 2014, the federal funds rate on federal funds sold was at or above the Bank's minimum investment target rate, as determined by the Bank's internal policy, which allowed the Bank to invest its available cash in federal funds sold. The increase in securities purchased under agreements to resell is consistent with the Bank's efforts to reduce its unsecured credit exposure.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS securities classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of June 30, 2014 and December 31, 2013, as these investments amounted to 269 percent and 282 percent of total capital plus mandatorily redeemable capital stock, respectively.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2013 to June 30, 2014 was primarily due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage loans in 2008.
As of June 30, 2014 and December 31, 2013, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2014	As of December 31, 2013
	Percent of Total	Percent of Total
Florida	26.50	27.04
South Carolina	25.14	24.59
Georgia	14.34	14.34
North Carolina	10.74	10.92
Virginia	8.10	7.95
All other	15.18	15.16
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The increase in overall consolidated obligations from December 31, 2013 to June 30, 2014 is a result of additional advances outstanding during the period, and the shift from consolidated obligation discount notes to consolidated obligation bonds during the period reflects the Bank's issuing more longer term advances as opposed to shorter term advances during the period. As of June 30, 2014, CO issuances financed 93.2 percent of the $128.9 billion in total assets, remaining relatively stable from the financing ratio of 92.3 percent as of December 31, 2013.
As of June 30, 2014 and December 31, 2013, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2014 and December 31, 2013, 79.9 percent and 77.5 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.48 percent and 0.34 percent of the Bank’s variable-rate CO bonds were swapped, respectively. As of June 30, 2014 and December 31, 2013, the Bank had no fixed-rate CO discount notes that were swapped to a variable rate.

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

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2014.

Other Liabilities

Other liabilities decreased by $322 million from December 31, 2013 to June 30, 2014.  This decrease is primarily attributable to $309 million of investment securities that were traded but not yet settled as of December 31, 2013.  These trades were subsequently settled and the related accrued liability was extinguished in early January 2014, which impacted the Bank’s net cash used in operating activities for the six months ended June 30, 2014.

Capital

The increase in total capital from December 31, 2013 to June 30, 2014 was primarily due to the issuance of $2.3 billion in capital stock related to new advance activity and $157 million in comprehensive income during the period. The main components of comprehensive income include $139 million of net income and $18 million in other comprehensive income during the first six months of 2014. This increase was partially offset by the repurchase/redemption of $2.3 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $88 million in dividends.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 24, 2014, the Bank received notification from the Director that, based on March 31, 2014 data, the Bank meets the definition of “adequately capitalized.”

As of June 30, 2014 and December 31, 2013, the Bank had capital stock subject to mandatory redemption from 12 and 17 members and former members, respectively, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the second quarter and first six months of 2014 and 2013.

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2014 and 2013, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net interest income	$92	$86	$6	7.14	$182	$173	$9	5.06
Provision (reversal) for credit losses	2	1	1	182.18	(2)	3	(5)	(179.49)
Noninterest income	10	41	(31)	(75.55)	33	65	(32)	(49.67)
Noninterest expense	32	31	1	1.84	63	61	2	3.76
Affordable Housing Program assessments	6	9	(3)	(28.32)	15	17	(2)	(11.49)
Net income	$62	$86	$(24)	(28.44)	$139	$157	$(18)	(11.59)

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
The increase in net interest income during the second quarter and first six months of 2014, compared to the same periods in 2013, is primarily due to a reduction in rates on the Bank's long-term debt. This increase was partially offset by a reduction in yield on the Bank's long-term investments and advance portfolio and a reduction in the average balance of the Bank's mortgage loans held for portfolio during the periods.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $140 million and $147 million for the second quarters of 2014 and 2013, respectively, and a decrease of $270 million and $307 million for the first six months of 2014 and 2013, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2014 and 2013 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,718	$1	0.16	$3,432	$1	0.15
Certificates of deposit	—	—	—	275	—	0.18
Securities purchased under agreements to resell	1,481	—	0.06	902	—	0.09
Federal funds sold	8,433	2	0.10	7,299	3	0.14
Long-term investments (2)	24,253	110	1.83	20,843	117	2.26
Advances	89,552	52	0.23	84,083	62	0.29
Mortgage loans (3)	860	13	5.82	1,121	17	5.99
Loans to other FHLBanks	—	—	0.09	—	—	0.15
Total interest-earning assets	127,297	178	0.56	117,955	200	0.68
Allowance for credit losses on mortgage loans	(4)			(13)
Other assets	1,492			1,084
Total assets	$128,785			$119,026
Liabilities and Capital
Interest-bearing deposits (4)	$1,477	—	0.01	$2,227	—	0.03
Short-term debt	27,460	6	0.09	22,122	6	0.10
Long-term debt	90,861	79	0.35	85,092	108	0.51
Other borrowings	23	1	3.74	30	—	2.16
Total interest-bearing liabilities	119,821	86	0.29	109,471	114	0.42
Other liabilities	2,487			3,413
Total capital	6,477			6,142
Total liabilities and capital	$128,785			$119,026
Net interest income and net yield on interest-earning assets		$92	0.29		$86	0.29
Interest rate spread			0.27			0.26
Average interest-earning assets to interest-bearing liabilities			106.24			107.75

____________
(1) Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(1)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(2)	Nonperforming loans are included in average balances used to determine average rate.

(3)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,726	$2	0.14	$3,530	$3	0.16
Certificates of deposit	—	—	—	328	—	0.21
Securities purchased under agreements to resell	1,185	—	0.06	917	—	0.10
Federal funds sold	8,081	4	0.09	7,906	6	0.15
Long-term investments (2)	24,242	223	1.86	20,892	241	2.33
Advances	88,594	109	0.25	83,895	125	0.30
Mortgage loans (3)	882	26	5.86	1,165	33	5.67
Loans to other FHLBanks	—	—	0.06	1	—	0.12
Total interest-earning assets	125,710	364	0.58	118,634	408	0.69
Allowance for credit losses on mortgage loans	(6)			(12)
Other assets	1,357			1,052
Total assets	$127,061			$119,674
Liabilities and Capital
Interest-bearing deposits (4)	$1,467	—	0.01	$2,239	—	0.04
Short-term debt	29,015	14	0.10	23,397	14	0.12
Long-term debt	87,525	167	0.39	84,358	221	0.53
Other borrowings	24	1	4.25	35	—	2.22
Total interest-bearing liabilities	118,031	182	0.31	110,029	235	0.43
Other liabilities	2,507			3,492
Total capital	6,523			6,153
Total liabilities and capital	$127,061			$119,674
Net interest income and net yield on interest-earning assets		$182	0.29		$173	0.29
Interest rate spread			0.27			0.26
Average interest-earning assets to interest-bearing liabilities			106.51			107.82
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall changes in net interest income during the second quarter and first six months of 2014, compared to the same periods in 2013, were primarily volume related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$—	$—	$(1)	$—	$(1)
Federal funds sold	—	(1)	(1)	—	(2)	(2)
Long-term investments	17	(24)	(7)	35	(53)	(18)
Advances	4	(14)	(10)	6	(22)	(16)
Mortgage loans	(4)	—	(4)	(8)	1	(7)
Total	17	(39)	(22)	32	(76)	(44)
Increase (decrease) in interest expense:
Short-term debt	1	(1)	—	3	(3)	—
Long-term debt	7	(36)	(29)	8	(62)	(54)
Other borrowings	—	1	1	—	1	1
Total	8	(36)	(28)	11	(64)	(53)
Increase (decrease) in net interest income	$9	$(3)	$6	$21	$(12)	$9
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net impairment losses recognized in earnings	$—	$—	$—	(100.00)	$(1)	$—	$(1)	*
Net losses on trading securities	(13)	(40)	27	67.16	(27)	(64)	37	57.08
Net gains on derivatives and hedging activities	16	75	(59)	(78.72)	31	117	(86)	(73.60)
Gain on early extinguishment of debt	—	—	—	—	15	—	15	100.00
Letters of credit fees	6	5	1	39.06	13	10	3	41.60
Other	1	1	—	(10.20)	2	2	—	(1.18)
Total noninterest income	$10	$41	$(31)	(75.55)	$33	$65	$(32)	(49.67)
____________
* Not meaningful.

The decrease in net gains on derivative and hedging activities and net losses on trading securities is primarily due to more stable interest rates during the second quarter and first six months of 2014, compared to the same periods in 2013. Net gains on derivatives and hedging activities in the above table includes derivative gains of $13 million and $29 million for the second quarter and first six months of 2014, respectively, that are used to offset the fair value changes on the trading securities of $13 million and $27 million for the same periods.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended June 30, 2014
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(51)	$—	$—	$—	$(51)
Net interest settlements included in net interest income (2)	(224)	—	135	—	(89)
Total effect on net interest (expense) income	$(275)	$—	$135	$—	$(140)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$28	$—	$(2)	$—	$26
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(5)	1	(6)	(10)
Total net gains (losses) on derivatives and hedging activities	28	(5)	(1)	(6)	16
Net losses on trading securities (3)	—	(13)	—	—	(13)
Total effect on noninterest income (loss)	$28	$(18)	$(1)	$(6)	$3
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

	For the Six Months Ended June 30, 2014
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(96)	$—	$3	$—	$(93)
Net interest settlements included in net interest income (2)	(442)	—	265	—	(177)
Total effect on net interest (expense) income	$(538)	$—	$268	$—	$(270)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$51	$—	$—	$—	$51
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(7)	—	(13)	(20)
Total net gains (losses) on derivatives and hedging activities	51	(7)	—	(13)	31
Net losses on trading securities (3)	—	(27)	—	—	(27)
Total effect on noninterest income (loss)	$51	$(34)	$—	$(13)	$4
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(104)	$—	$16	$—	$(88)
Net interest settlements included in net interest income(2)	(538)	—	319	—	(219)
Total effect on net interest (expense) income	$(642)	$—	$335	$—	$(307)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$107	$—	$(12)	$—	$95
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	4	11	(2)	9	22
Total net gains (losses) on derivatives and hedging activities	111	11	(14)	9	117
Net losses on trading securities (3)	—	(63)	—	—	(63)
Total effect noninterest income (loss)	$111	$(52)	$(14)	$9	$54
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense and Affordable Housing Program assessments remained relatively stable for the second quarter and first six months of 2014, compared to the same periods in 2013.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first six months of 2014. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first six months of 2014.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2014, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the FHLBanks had $800.0 billion in aggregate par value of COs issued and outstanding, $119.7 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2014. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
For more information about the Bank's outstanding standby letters of credit refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements.

Contractual Obligations

As of June 30, 2014, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Final Rule on Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
require institutional prime money market funds (including institutional municipal money market funds), to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of government agency debt (including FHLBank COs) as liquid assets. FHLBank consolidated obligation discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBank consolidated obligation discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon the Bank's assessment of the borrower and its collateral. Beginning March 31, 2014, the Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, certified community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the 1-10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner.

The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of June 30, 2014		As of December 31, 2013
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	9	$2,943	7	$63
2	17	1,849	32	4,742
3	54	25,580	48	9,919
4	89	16,888	50	14,433
5	126	14,128	114	13,792
6	110	28,032	101	21,296
7	58	1,425	92	20,333
8	34	863	56	1,063
9	18	464	27	883
10	42	668	52	898

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of June 30, 2014, eight borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2014	$93,181	$263,408	71.01	6.18	22.81
As of December 31, 2013	87,882	231,342	67.20	8.18	24.62
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2014 and December 31, 2013.

Investments

The Bank is subject to credit risk on unsecured investments, such as interest-bearing deposits and federal funds sold. These investments are generally transacted with government agencies and large financial institutions that are considered to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backing so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.
The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Finance Agency regulations, with respect to term limits and eligible counterparties. On November 8, 2013, the Finance Agency issued a final rule implementing Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by a NRSRO. The final rule requires the Bank to make its own determination of credit quality with respect to its investments, but does not prevent the Bank from using NRSRO ratings or other third party analysis in its credit determinations. The final rule became effective on May 7, 2014.
To minimize credit risk on investments, Finance Agency regulations prohibit the Bank from investing in any of the following securities:

•
instruments such as common stock that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income people or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•
debt instruments that are not investment quality, other than certain investments targeted to low-income people or communities and instruments that the Bank determined became less than investment quality because of developments or events that occurred after purchase by the Bank;

•
whole mortgages or other whole loans, other than (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies that are investment quality; (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the FHLBank Act;

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

	As of June 30, 2014
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$875	$—	$—	$875
Canada	1,100	—	—	1,100
Germany	1,150	—	50	1,200
Netherlands	300	—	—	300
Switzerland	250	—	11	261
United States of America	985	1,009	—	1,994
Total	$4,660	$1,009	$61	$5,730
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $2.8 billion as of December 31, 2013 to $5.7 billion as of June 30, 2014. There were four such counterparties, Landesbank Baden-Wuerttemberg, Bank of Nova Scotia, Branch Banking and Trust, and Australia & New Zealand Banking Group, that each represented greater than 10 percent, and collectively represented 72.9 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As reported in the Bank's Form 10-K, Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2013. One of the Bank's member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank's member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business. As of June 30, 2014, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
The Bank’s Risk Management Policy (RMP) permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs, and REMICS rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.
The tables below provide information on the credit ratings of the Bank’s investments held as of June 30, 2014 and December 31, 2013, based on the lowest long-term credit rating as reported by an NRSRO as of June 30, 2014 and December 31, 2013 (in millions), respectively.

		As of June 30, 2014
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$1,007	$—	$—	$—	$—	$—	$—	$—	$—	$1,009
Securities purchased under agreements to resell	—	—	—	1,000	—	—	—	—	—	—	—	1,000
Federal funds sold	—	1,175	2,660	825	—	—	—	—	—	—	—	4,660
Total short-term investments	—	1,177	3,667	1,825	—	—	—	—	—	—	—	6,669
Long-term investments:
State or local housing agency debt obligations	—	88	—	—	—	—	—	—	—	—	—	88
U.S. government agency debt obligations	—	6,161	—	—	—	—	—	—	—	—	—	6,161
Mortgage-backed securities:
U.S. government agency securities	—	414	—	—	—	—	—	—	—	—	—	414
Government-sponsored enterprises	466	13,239	—	—	—	—	—	—	—	—	—	13,705
Private-label	—	39	110	452	479	712	428	227	195	1,209	6	3,857
Total mortgage-backed securities	466	13,692	110	452	479	712	428	227	195	1,209	6	17,976
Total long-term investments	466	19,941	110	452	479	712	428	227	195	1,209	6	24,225
Total investments	$466	$21,118	$3,777	$2,277	$479	$712	$428	$227	$195	$1,209	$6	$30,894
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $44 million as of June 30, 2014.

	As of December 31, 2013
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,007
Federal funds sold	—	—	1,395	400	—	—	—	—	—	—	—	1,795
Total short-term investments	—	1	2,401	400	—	—	—	—	—	—	—	2,802
Long-term investments:
State or local housing agency debt obligations	—	93	—	—	—	—	—	—	—	—	—	93
U.S. government agency debt obligations	—	5,404	—	—	—	—	—	—	—	—	—	5,404
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	465	—	—	—	—	—	—	—	—	—	465
Government-sponsored enterprises residential	466	13,486	—	—	—	—	—	—	—	—	—	13,952
Private-label residential	—	62	123	511	523	809	534	323	161	1,176	6	4,228
Total mortgage-backed securities	466	14,013	123	511	523	809	534	323	161	1,176	6	18,645
Total long-term investments	466	19,510	123	511	523	809	534	323	161	1,176	6	24,142
Total investments	$466	$19,511	$2,524	$911	$523	$809	$534	$323	$161	$1,176	$6	$26,944
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $49 million as of December 31, 2013.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term secured loans with investment-grade counterparties. The Bank is inherently exposed to credit risk associated with the risk of default by, or insolvency of, any counterparty with whom it conducts business; however, based upon the collateral held as security and the investment-grade of the related counterparties, the Bank considers its credit exposure related to these investments to be minimal.
Non-Private-label MBS
Unrealized losses related to U.S. agency MBS and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2014 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination, unless otherwise noted. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of June 30, 2014, based on the classification by the originator at the time of origination, approximately 86.4 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 94.6 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 65.1 percent were variable-rate.
The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of June 30, 2014			As of December 31, 2013
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$196	$3,416	$3,612	$246	$3,736	$3,982
Alt-A	197	369	566	233	391	624
Total unpaid principal balance	$393	$3,785	$4,178	$479	$4,127	$4,606

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of June 30, 2014 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$39	$39
A	—	—	—	10	99	109
BBB	—	—	—	106	292	398
BB	—	10	—	122	268	400
B	—	15	—	301	280	596
CCC	—	8	34	184	104	330
CC	32	143	44	30	—	249
C	80	12	54	71	—	217
D	—	583	401	284	—	1,268
Unrated	—	—	—	—	6	6
Total unpaid principal balance	$112	$771	$533	$1,108	$1,088	$3,612
Amortized cost	$95	$596	$431	$1,014	$1,075	$3,211
Gross unrealized losses	$—	$(1)	$—	$(4)	$(9)	$(14)
Fair value	$100	$661	$473	$1,052	$1,078	$3,364
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(1)	$—	$—	$—	$(1)
Non-credit-related losses	—	(1)	—	—	—	(1)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	89.21%	85.75%	88.80%	94.91%	99.09%	93.14%
Original weighted average credit support	15.72%	14.29%	10.45%	6.99%	3.70%	8.34%
Weighted average credit support	2.70%	0.70%	0.51%	4.36%	9.97%	4.65%
Weighted average collateral delinquency	12.83%	19.64%	16.83%	9.71%	8.36%	12.57%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
A	$—	$—	$—	$—	$2	$2
BBB	—	—	—	—	56	56
BB	—	—	—	—	78	78
B	—	—	—	—	121	121
CCC	—	—	—	147	4	151
D	—	39	—	119	—	158
Total unpaid principal balance	$—	$39	$—	$266	$261	$566
Amortized cost	$—	$28	$—	$215	$261	$504
Gross unrealized losses	$—	$—	$—	$(14)	$(1)	$(15)
Fair value	$—	$31	$—	$206	$263	$500
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	80.69%	0.00%	77.15%	100.94%	88.35%
Original weighted average credit support	0.00%	12.29%	0.00%	27.78%	8.25%	17.72%
Weighted average credit support	0.00%	0.00%	0.00%	9.62%	12.51%	10.29%
Weighted average collateral delinquency	0.00%	28.25%	0.00%	27.66%	8.98%	19.10%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of June 30, 2014:

	Significant Inputs(1)
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Classification	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime	15.23	6.57	32.89	6.61
Alt-A	12.90	23.45	39.72	3.84
Total of all private-label residential MBS	14.22	13.87	35.84	5.41
____________

(1)
The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For the security for which an other-than-temporary impairment was determined to have occurred during the second quarter of 2014, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 —Other-than-temporary Impairment to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Six Months Ended June 30,
	2014			2013
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$1	$(1)
Securities previously impaired prior to current period (1)	(1)	(1)	—	—	—	—
Total	$(1)	$(1)	$—	$—	$1	$(1)
____________

(1)
For the six months ended June 30, 2014 and 2013, “Securities previously impaired prior to current period” represents all securities that were also previously impaired prior to January 1, 2014 and 2013, respectively.

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

	For the Three Months Ended June 30, 2014
	Housing Price Scenario
	Base Case (1)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than-Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than-Temporary Impairment Related to Credit Loss
Prime loan (2)	1	$38	$—	1	$38	$(1)
____________
(1) Represents the security and related other-than-temporary-impairment credit loss for the three months ended June 30, 2014.
(2) Based on the originator’s classification of collateral at the time of origination or based on classification of collateral by an NRSRO upon issuance of the MBS.

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

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of June 30, 2014.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2014.

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

	As of June 30, 2014
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$8,988	$50	$(48)	$—	$2
Cleared derivatives	6,645	11	(4)	—	7
Liability positions with credit exposure:
Cleared derivatives	34,591	(273)	369	—	96
Total derivative positions with non-member counterparties to which the Bank had credit exposure	50,224	(212)	317	—	105
Member institutions (1)	74	1	—	(1)	—
Total	$50,298	$(211)	$317	$(1)	$105
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

Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $114 million of collateral at fair value to its derivative counterparties as of June 30, 2014.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of June 30, 2014, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of June 30, 2014 and December 31, 2013, the allowance for credit losses on MPF loans was $6 million and $11 million, respectively. The decrease in the allowance for credit losses was related to certain enhancements to the Bank's allowance for credit loss calculation. For additional information related to the Bank's allowance for credit losses policy, see Note 1—Basis of Presentation to the Bank’s interim financial statements.

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

Additionally, during the three-month period ended March 31, 2014, the Bank began to classify as a loss and charge-off the portion of outstanding conventional single-family residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements, once the loans are 180 days delinquent. These changes did not have a material effect on the Bank's financial condition or results of operations.

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

			As of June 30, 2014	As of December 31, 2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$10,078	$6,919
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	23,522	23,715
		Non-qualifying hedges	740	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	549	3,522
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	145	145
		Total	35,034	35,041
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,180	1,380
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,230	1,430
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	40,525	26,581
		Non-qualifying hedges	3,250	1,900
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	20,534	23,983
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	20	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	25
		Total	64,354	52,509

			As of June 30, 2014	As of December 31, 2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	12,500	12,500
		Total	12,605	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	109	49
Interest rate swaption	To offset swaptions executed with members by executing swaptions with derivatives counterparties.	Non-qualifying hedges	40	40
		Total	149	89
Total notional amount			$113,372	$101,694

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2014			As of December 31, 2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.53	0.39	0.26	0.62	0.47	0.26
Liabilities	0.37	0.48	0.31	0.37	0.48	0.36
Equity	3.37	(1.28)	(0.69)	5.21	0.28	(1.44)
Effective duration gap	0.16	(0.09)	(0.05)	0.25	(0.01)	(0.10)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2014			As of December 31, 2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$125,710	$126,874	$127,386	$118,940	$120,261	$120,863
Liabilities	119,069	120,069	120,458	112,686	113,632	114,242
Equity	6,641	6,805	6,928	6,254	6,629	6,621
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

As of June 30, 2014, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2014, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended June 30, 2014, filed on August 8, 2014, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	August 8, 2014	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	August 8, 2014	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer