Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Atlanta
filed 2014-11-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2014 was 46,847,312.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2014	As of December 31, 2013
Assets
Cash and due from banks	$4,386	$4,374
Interest-bearing deposits (including deposits with another FHLBank of $2 and $1 as of September 30, 2014 and December 31, 2013, respectively)	1,010	1,007
Securities purchased under agreements to resell	455	—
Federal funds sold	4,095	1,795
Investment securities:
Trading securities (includes another FHLBank’s bond of $61 and $65 as of September 30, 2014 and December 31, 2013, respectively)	1,428	1,667
Available-for-sale securities	2,073	2,299
Held-to-maturity securities (fair value of $21,141 and $20,146 as of September 30, 2014 and December 31, 2013, respectively)	21,082	20,176
Total investment securities	24,583	24,142
Advances	88,627	89,588
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	792	929
Allowance for credit losses on mortgage loans	(4)	(11)
Total mortgage loans held for portfolio, net	788	918
Accrued interest receivable	184	199
Derivative assets	118	53
Premises and equipment, net	26	29
Other assets	165	211
Total assets	$124,437	$122,316
Liabilities
Interest-bearing deposits	$1,271	$1,752
Consolidated obligations, net:
Discount notes	26,055	32,202
Bonds	89,670	80,728
Total consolidated obligations, net	115,725	112,930
Mandatorily redeemable capital stock	19	24
Accrued interest payable	202	183
Affordable Housing Program payable	69	74
Derivative liabilities	180	187
Other liabilities	451	514
Total liabilities	117,917	115,664
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of September 30, 2014 and December 31, 2013, respectively	727	946
Subclass B2 issued and outstanding shares: 39 as of September 30, 2014 and December 31, 2013	3,927	3,937
Total capital stock Class B putable	4,654	4,883
Retained earnings:
Restricted	184	141
Unrestricted	1,555	1,516
Total retained earnings	1,739	1,657
Accumulated other comprehensive income	127	112
Total capital	6,520	6,652
Total liabilities and capital	$124,437	$122,316

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Advances	$11	$54	$119	$178
Prepayment fees on advances, net	—	1	1	2
Interest-bearing deposits	1	1	3	4
Securities purchased under agreements to resell	1	1	1	1
Federal funds sold	2	1	6	7
Trading securities	19	26	57	79
Available-for-sale securities	30	33	93	98
Held-to-maturity securities	58	65	180	188
Mortgage loans	12	14	38	47
Total interest income	134	196	498	604
Interest expense
Consolidated obligations:
Discount notes	8	5	22	19
Bonds	80	104	247	325
Mandatorily redeemable capital stock	—	1	1	1
Total interest expense	88	110	270	345
Net interest income	46	86	228	259
(Reversal) provision for credit losses	(2)	1	(4)	4
Net interest income after (reversal) provision for credit losses	48	85	232	255
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	(1)
Net amount of impairment losses (reclassified from) recorded in accumulated other comprehensive income	(2)	—	(3)	1
Net impairment losses recognized in earnings	(2)	—	(3)	—
Net losses on trading securities	(19)	(15)	(46)	(79)
Net gains on derivatives and hedging activities	77	34	108	151
Gain on early extinguishment of debt	—	2	15	2
Letters of credit fees	7	4	20	14
Gain on litigation settlements, net	4	—	4	—
Other	—	—	2	2
Total noninterest income	67	25	100	90
Noninterest expense
Compensation and benefits	19	16	53	49
Other operating expenses	10	11	29	32
Finance Agency	2	2	7	6
Office of Finance	1	2	4	5
Other	—	—	2	—
Total noninterest expense	32	31	95	92
Income before assessments	83	79	237	253
Affordable Housing Program assessments	9	8	24	25
Net income	$74	$71	$213	$228

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$74	$71	$213	$228
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	—	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(5)	16	11	141
Reclassification of noncredit portion of impairment losses included in net income	2	—	3	—
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(3)	16	14	140
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	—	—	(1)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	—	—	1
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—	—
Other comprehensive income related to pension and postretirement benefit plans	—	—	1	1
Total other comprehensive (loss) income	(3)	16	15	141
Total comprehensive income	$71	$87	$228	$369

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	34	3,427	—	—	—	—	3,427
Repurchase/redemption of capital stock	(40)	(3,966)	—	—	—	—	(3,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(8)	—	—	—	—	(8)
Comprehensive income	—	—	46	182	228	141	369
Cash dividends on capital stock	—	—	—	(84)	(84)	—	(84)
Balance, September 30, 2013	43	$4,351	$119	$1,460	$1,579	$83	$6,013

Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	34	3,415	—	—	—	—	3,415
Repurchase/redemption of capital stock	(37)	(3,640)	—	—	—	—	(3,640)
Net shares reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income	—	—	43	170	213	15	228
Cash dividends on capital stock	—	—	—	(131)	(131)	—	(131)
Balance, September 30, 2014	46	$4,654	$184	$1,555	$1,739	$127	$6,520

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$213	$228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion	(87)	(64)
(Reversal) provision for credit losses	(4)	4
Loss due to change in net fair value adjustment on derivative and hedging activities	60	7
Net change in fair value adjustment on trading securities	46	79
Net impairment losses recognized in earnings	3	—
Gain on early extinguishment of debt	(15)	(2)
Net change in:
Accrued interest receivable	15	26
Other assets	41	(14)
Affordable Housing Program payable	(7)	(13)
Accrued interest payable	19	38
Other liabilities	(37)	1
Total adjustments	34	62
Net cash provided by operating activities	247	290
Investing activities
Net change in:
Interest-bearing deposits	224	968
Securities purchased under agreements to resell	(455)	(750)
Federal funds sold	(2,300)	4,240
Trading securities:
Proceeds from maturities	200	251
Available-for-sale securities:
Proceeds from maturities	261	435
Held-to-maturity securities:
Net change in short-term	—	550
Proceeds from maturities of long-term	2,091	2,897
Purchases of long-term	(3,022)	(6,042)
Advances:
Proceeds from principal collected	131,994	127,399
Made	(131,197)	(119,605)
Mortgage loans:
Proceeds from principal collected	119	228
Proceeds from sale of held for sale	—	18
Proceeds from sale of foreclosed assets	19	19
Purchase of premise, equipment, and software	(3)	(2)
Net cash (used in) provided by investing activities	(2,069)	10,606

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2014	2013
Financing activities
Net change in deposits	(491)	(199)
Net payments on derivatives containing a financing element	(72)	(121)
Proceeds from issuance of consolidated obligations:
Discount notes	353,473	197,307
Bonds	64,255	62,917
Payments for debt issuance costs	(7)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(359,620)	(212,758)
Bonds	(55,339)	(57,996)
Proceeds from issuance of capital stock	3,415	3,427
Payments for repurchase/redemption of capital stock	(3,640)	(3,966)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(9)	(24)
Cash dividends paid	(131)	(84)
Net cash provided by (used in) financing activities	1,834	(11,503)
Net increase (decrease) in cash and due from banks	12	(607)
Cash and due from banks at beginning of the period	4,374	4,083
Cash and due from banks at end of the period	$4,386	$3,476
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$261	$327
Affordable Housing Program assessments, net	$31	$34
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$4	$8
Held-to-maturity securities acquired with accrued liabilities	$282	$41
Transfer of held-to-maturity securities to available-for-sale securities	$—	$11
Transfers of mortgage loans to real estate owned	$15	$23

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

During the three-month period ended March 31, 2014, the Bank made certain enhancements to its allowance for credit loss calculation related to the Bank’s conventional single-family residential mortgage loan portfolio.  The allowance for conventional single-family residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups.  For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics.  For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.  Inherent in the Bank’s evaluation of loan performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

A description of all of the Bank’s significant accounting policies is included in Note 2—Summary of Significant Accounting Policies to the 2013 audited financial statements contained in the Bank’s Form 10-K. There have been no material changes to these policies as of September 30, 2014.

Revision

During the three-month period ended September 30, 2014, the Bank identified a classification error in its previously reported Statements of Cash Flows for the three-month period ended March 31, 2014 and the six-month period ended June 30, 2014, contained in the previously filed Quarterly Reports on Form 10-Q for those periods. After evaluating the quantitative and qualitative aspects of the classification error, the Bank determined that the error was not material to the previously issued Statements of Cash Flows. Accordingly, the classification error has been corrected in this Quarterly Report on Form 10-Q. The correction had no impact on the Bank’s financial condition or results of operations for any period.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the revisions made to the Bank’s Statement of Cash Flows for the three-month period ended March 31, 2014 and the six-month period ended June 30, 2014:

	For the Three Months Ended March 31, 2014		For the Six Months Ended June 30, 2014
	As Originally Reported	As Revised	As Originally Reported	As Revised
Operating activities
Net change in:
Other liabilities	$(320)	$(11)	$(322)	$(13)
Total adjustments	(304)	5	(304)	5
Net cash (used in) provided by operating activities	(227)	82	(165)	144

Investing activities
Held-to-maturity securities:
Purchases of long-term	(1,436)	(1,745)	(1,664)	(1,973)
Net cash provided by (used in) investing activities	331	22	(9,201)	(9,510)

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. In August 2014, the Financial Accounting Standards Board (FASB) issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. The guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. The adoption of this guidance will have no effect on the Bank's financial condition or results of operations.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. In August 2014, the FASB issued amended guidance related to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. The adoption of this guidance is not expected to materially effect the Bank’s financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance becomes effective for the Bank for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect approach. The adoption of this guidance is not expected to materially effect the Bank’s financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of September 30, 2014	As of December 31, 2013
Government-sponsored enterprises debt obligations	$1,366	$1,601
Another FHLBank’s bond (1)	61	65
State or local housing agency debt obligations	1	1
Total	$1,428	$1,667
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net losses on trading securities were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net losses on trading securities held at period end	$(19)	$(15)	$(46)	$(77)
Net losses on trading securities sold or matured during the period	—	—	—	(2)
Net losses on trading securities	$(19)	$(15)	$(46)	$(79)

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
The following table presents information on the private-label residential MBS transferred. The amounts below represent the value as of the transfer date.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value
Transferred at March 31, 2013	$12	$1	$11

Major Security Types. Private-label residential MBS were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014	$1,934	$17	$156	$—	$2,073

As of December 31, 2013	$2,174	$27	$152	$—	$2,299

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2014	3	$135	$1	9	$202	$16	12	$337	$17

As of December 31, 2013	6	$137	$1	10	$243	$26	16	$380	$27

A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014	$1,250	$16	$103	$—	$1,337

As of December 31, 2013	$1,390	$26	$98	$—	$1,462

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of September 30, 2014				As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$84	$1	$—	$85	$92	$1	$—	$93
Government-sponsored enterprises debt obligations	4,913	2	16	4,899	3,738	—	24	3,714
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	388	5	—	393	465	7	—	472
Government-sponsored enterprises residential	14,104	126	62	14,168	13,952	109	115	13,946
Private-label residential	1,593	13	10	1,596	1,929	12	20	1,921
Total	$21,082	$147	$88	$21,141	$20,176	$129	$159	$20,146

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2014
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	4	$399	$1	5	$1,129	$15	9	$1,528	$16
Mortgage-backed securities:
Government-sponsored enterprises residential	8	298	2	47	3,248	60	55	3,546	62
Private-label residential	15	176	1	31	434	9	46	610	10
Total	27	$873	$4	83	$4,811	$84	110	$5,684	$88

	As of December 31, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	9	$1,970	$24	—	$—	$—	9	$1,970	$24
Mortgage-backed securities:
Government-sponsored enterprises residential	65	3,932	108	1	147	7	66	4,079	115
Private-label residential	40	817	12	18	241	8	58	1,058	20
Total	114	$6,719	$144	19	$388	$15	133	$7,107	$159

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

	As of September 30, 2014		As of December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$568	$568	$430	$430
Due after one year through five years	4,429	4,416	3,400	3,377
Total non-mortgage-backed securities	4,997	4,984	3,830	3,807
Mortgage-backed securities	16,085	16,157	16,346	16,339
Total	$21,082	$21,141	$20,176	$20,146

A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2014	$490	$3	$4	$489

As of December 31, 2013	$619	$4	$8	$615

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2014.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2014 included a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of nine percent over the 12 month period beginning July 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from zero percent to an increase of six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended September 30, 2014, as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime:
2005	15.79	7.96	32.82	0.16
Alt-A:
2007	13.49	26.94	40.27	0.00

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$559	$584	$574	$586
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	2	—	3	—
Increase in cash flows expected to be collected, recognized over the remaining life of the securities	(9)	(4)	(25)	(6)
Balance, end of period	$552	$580	$552	$580

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

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of September 30, 2014	As of December 31, 2013
Overdrawn demand deposit accounts	$—	$2
Due in one year or less	47,104	51,331
Due after one year through two years	11,049	5,366
Due after two years through three years	9,554	6,136
Due after three years through four years	6,241	8,495
Due after four years through five years	2,868	5,088
Due after five years	10,268	11,464
Total par value	87,084	87,882
Discount on AHP (1) advances	(7)	(8)
Discount on EDGE (2) advances	(6)	(7)
Hedging adjustments	1,560	1,726
Deferred commitment fees	(4)	(5)
Total	$88,627	$89,588
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of September 30, 2014	As of December 31, 2013
Overdrawn demand deposit accounts	$—	$2
Due or convertible in one year or less	50,223	54,522
Due or convertible after one year through two years	10,886	5,414
Due or convertible after two years through three years	8,203	5,867
Due or convertible after three years through four years	4,872	6,643
Due or convertible after four years through five years	2,787	4,168
Due or convertible after five years	10,113	11,266
Total par value	$87,084	$87,882

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of September 30, 2014	As of December 31, 2013
Fixed-rate:
Due in one year or less	$34,599	$46,343
Due after one year	29,691	28,535
Total fixed-rate	64,290	74,878
Variable-rate:
Due in one year or less	12,505	4,990
Due after one year	10,289	8,014
Total variable-rate	22,794	13,004
Total par value	$87,084	$87,882

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. As of September 30, 2014 and December 31, 2013, the concentration of the Bank’s advances was $62,761 and $65,472, respectively, to 10 member institutions, representing 72.1 percent and 74.5 percent, respectively, of total advances outstanding.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2014 and December 31, 2013. No advance was past due as of September 30, 2014 and December 31, 2013.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of September 30, 2014	As of December 31, 2013
Fixed-rate medium-term (1) single-family residential mortgage loans	$113	$150
Fixed-rate long-term single-family residential mortgage loans	680	781
Total unpaid principal balance	793	931
Premiums	3	3
Discounts	(4)	(5)
Total	$792	$929
____________
(1) Medium-term is defined as a term of 15 years or less.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of September 30, 2014	As of December 31, 2013
Conventional loans	$737	$864
Government-guaranteed or insured loans	56	67
Total unpaid principal balance	$793	$931

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 9—Allowance for Credit Losses to the Bank’s interim financial statements.

Note 9—Allowance for Credit Losses

The activity in the allowance for credit losses was as follows:

	For the Three Months Ended September 30,
	2014	2013
	Conventional Single-family Residential Mortgage Loans	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of period	$6	$11	$1	$12
(Reversal) provision for credit losses	(2)	1	—	1
Charge-offs	—	(1)	—	(1)
Mortgage loans transferred to held for sale	—	—	(1)	(1)
Balance, end of period	$4	$11	$—	$11

	For the Nine Months Ended September 30,
	2014	2013
	Conventional Single-family Residential Mortgage Loans	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of period	$11	$10	$1	$11
(Reversal) provision for credit losses	(4)	4	—	4
Charge-offs	(3)	(3)	—	(3)
Mortgage loans transferred to held for sale	—	—	(1)	(1)
Balance, end of period	$4	$11	$—	$11

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The recorded investment in conventional single-family residential mortgage loans by impairment methodology was as follows:

	As of September 30, 2014	As of December 31, 2013
Allowance for credit losses:
Individually evaluated for impairment	$1	$2
Collectively evaluated for impairment	3	9
Total allowance for credit losses	$4	$11
Recorded investment:
Individually evaluated for impairment	$15	$15
Collectively evaluated for impairment	724	851
Total recorded investment	$739	$866

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of September 30, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$21	$6	$27
Past due 60-89 days	7	2	9
Past due 90 days or more	35	5	40
Total past due mortgage loans	63	13	76
Total current mortgage loans	676	43	719
Total mortgage loans (1)	$739	$56	$795
Other delinquency statistics:
In process of foreclosure (2)	$21	$2	$23
Seriously delinquent rate (3)	4.65%	9.27%	4.98%
Past due 90 days or more and still accruing interest (4)	$—	$5	$5
Loans on nonaccrual status (5)	$34	$—	$34
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $3 relates to accrued interest.
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

The table below presents the Bank's recorded investment balance in troubled debt restructured loans as of September 30, 2014 and December 31, 2013:

	Performing	Non-performing	Total
Conventional single-family residential loans	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the three and nine months ended September 30, 2014 and 2013.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Conventional single-family residential loans (1)	$—	$—	$2	$1
____________
(1) For purposes of this disclosure, only the initial default was included; however, a loan can experience another payment default in a subsequent period.

The following tables summarize the recorded investment, unpaid principal balance, and related allowance for credit losses for impaired loans as of September 30, 2014 and December 31, 2013, and the average recorded investment on these loans during the three and nine months ended September 30, 2014 and 2013. Related interest income recognized on these loans during the three and nine months ended September 30, 2014 and 2013 was less than $1.

	As of September 30, 2014			As of December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance
Conventional single-family residential loans	$8	$8	$—	$—	$—	$—
With an allowance
Conventional single-family residential loans	7	7	1	15	15	2
Total	$15	$15	$1	$15	$15	$2

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
With no related allowance
Conventional single-family residential loans:
Average recorded investment	$8	$—	$9	$—
With an allowance
Conventional single-family residential loans:
Average recorded investment	7	13	7	13

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of September 30, 2014	As of December 31, 2013
Fixed-rate	$76,029	$59,885
Step up/down	6,776	7,617
Simple variable-rate	6,575	13,005
Variable-rate capped floater	35	45
Fixed-rate that converts to variable-rate	10	—
Total par value	$89,425	$80,552

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of September 30, 2014		As of December 31, 2013
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$50,245	0.20	$41,725	0.50
Due after one year through two years	14,529	1.22	9,485	0.67
Due after two years through three years	9,418	2.21	7,503	2.21
Due after three years through four years	5,197	2.10	6,355	2.81
Due after four years through five years	3,116	1.53	5,150	1.67
Due after five years	6,920	2.02	10,334	1.92
Total par value	89,425	0.87	80,552	1.13
Premiums	75		82
Discounts	(23)		(24)
Hedging adjustments	193		118
Total	$89,670		$80,728

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature:

	As of September 30, 2014	As of December 31, 2013
Noncallable	$66,566	$56,569
Callable	22,859	23,983
Total par value	$89,425	$80,552

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of September 30, 2014	As of December 31, 2013
Due or callable in one year or less	$67,589	$59,458
Due or callable after one year through two years	10,399	7,795
Due or callable after two years through three years	7,138	4,491
Due or callable after three years through four years	2,696	6,095
Due or callable after four years through five years	871	1,571
Due or callable after five years	732	1,142
Total par value	$89,425	$80,552

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2014	$26,055	$26,062	0.09
As of December 31, 2013	$32,202	$32,208	0.11

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of September 30, 2014		As of December 31, 2013
	Required	Actual	Required	Actual
Risk based capital	$1,789	$6,412	$2,246	$6,563
Total capital-to-assets ratio	4.00%	5.15%	4.00%	5.37%
Total regulatory capital (1)	$4,977	$6,412	$4,893	$6,563
Leverage ratio	5.00%	7.73%	5.00%	8.05%
Leverage capital	$6,222	$9,618	$6,116	$9,845
___________

(1)
Mandatorily redeemable capital stock is considered capital for regulatory purposes, and “total regulatory capital” includes the Bank’s $19 and $24 in mandatorily redeemable capital stock as of September 30, 2014 and December 31, 2013, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$21	$25	$24	$40
Capital stock subject to mandatory redemption reclassified from equity during the period due to:
Attainment of non-member status	3	1	5	8
Repurchase/redemption of mandatorily redeemable capital stock	(5)	(2)	(9)	(24)
Capital stock previously subject to mandatory redemption reclassified to capital stock	—	—	(1)	—
Balance, end of period	$19	$24	$19	$24

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of September 30, 2014	As of December 31, 2013
Due in one year or less	$4	$5
Due after one year through two years	8	9
Due after two years through three years	6	8
Due after three years through four years	—	1
Due after four years through five years	1	—
Due after five years	—	1
Total	$19	$24

Note 12—Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, June 30, 2013	$(16)	$83	$—	$67
Other comprehensive income before reclassifications:
Net change in fair value	—	16	—	16
Balance, September 30, 2013	$(16)	$99	$—	$83

Balance, June 30, 2014	$(12)	$142	$—	$130
Other comprehensive income before reclassifications:
Net change in fair value	—	(5)	—	(5)
Reclassification from accumulated other comprehensive income (loss) to net income:
Noncredit other-than-temporary impairment losses	—	2	—	2
Net current period other comprehensive loss	—	(3)	—	(3)
Balance, September 30, 2014	$(12)	$139	$—	$127

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive income (loss) before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	141	—	141
Reclassification from accumulated other comprehensive loss to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	1	140	—	141
Balance, September 30, 2013	$(16)	$99	$—	$83

Balance, December 31, 2013	$(13)	$125	$—	$112
Other comprehensive income before reclassifications:
Net change in fair value	—	11	—	11
Reclassification from accumulated other comprehensive income (loss) to net income:
Noncredit other-than-temporary impairment losses	—	3	—	3
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	1	14	—	15
Balance, September 30, 2014	$(12)	$139	$—	$127
____________

(1)	Included in Compensation and benefits on the Statements of Income.

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

	As of September 30, 2014			As of December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$97,053	$549	$(1,897)	$84,740	$800	$(2,336)
Total derivatives in hedging relationships	97,053	549	(1,897)	84,740	800	(2,336)
Derivatives not designated as hedging instruments:
Interest rate swaps	9,961	13	(199)	4,414	14	(309)
Interest rate swaptions	40	—	—	40	1	(1)
Interest rate caps or floors	16,500	24	(16)	12,500	44	(28)
Total derivatives not designated as hedging instruments	26,501	37	(215)	16,954	59	(338)
Total derivatives before netting and collateral adjustments	$123,554	586	(2,112)	$101,694	859	(2,674)
Netting adjustments		(404)	404		(741)	741
Cash collateral and related accrued interest		(64)	1,528		(65)	1,746
Total collateral and netting adjustments (1)		(468)	1,932		(806)	2,487
Derivative assets and derivative liabilities		$118	$(180)		$53	$(187)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$78	$39	$129	$134
Total net gains related to fair value hedge ineffectiveness	78	39	129	134
Derivatives not designated as hedging instruments:
Interest rate swaps	20	16	45	78
Interest rate caps or floors	(4)	(1)	(13)	3
Net interest settlements	(17)	(20)	(53)	(64)
Total net (losses) gains related to derivatives not designated as hedging instruments	(1)	(5)	(21)	17
Net gains on derivatives and hedging activities	$77	$34	$108	$151

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended September 30,
	2014				2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$319	$(243)	$76	$(229)	$114	$(68)	$46	$(259)
Consolidated obligations bonds	(134)	136	2	118	10	(17)	(7)	150
Total	$185	$(107)	$78	$(111)	$124	$(85)	$39	$(109)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Nine Months Ended September 30,
	2014				2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$80	$47	$127	$(671)	$1,486	$(1,333)	$153	$(797)
Consolidated obligations bonds	80	(78)	2	383	(700)	681	(19)	469
Total	$160	$(31)	$129	$(288)	$786	$(652)	$134	$(328)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. Non-cash collateral received from or pledged to counterparties not offset was less than $1 and $0 as of September 30, 2014 and December 31, 2013, respectively.

	As of September 30, 2014		As of December 31, 2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$532	$(1,825)	$820	$(2,545)
Cleared derivatives	54	(287)	39	(129)
Total gross recognized amount	586	(2,112)	859	(2,674)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(532)	1,645	(818)	2,358
Cleared derivatives	64	287	12	129
Total gross amounts of netting adjustments and cash collateral	(468)	1,932	(806)	2,487
Derivative assets and derivative liabilities: (1)
Bilateral derivatives	—	(180)	2	(187)
Cleared derivatives	118	—	51	—
Total derivative assets and total derivative liabilities	$118	$(180)	$53	$(187)
____________

(1)
The Bank had net credit exposure of $118 and $47 as of September 30, 2014 and December 31, 2013, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2014 was $1,357 for which the Bank has posted collateral with a fair value of $1,180 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $114 of collateral at fair value to its derivative counterparties as of September 30, 2014.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2014 and December 31, 2013, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2014 and December 31, 2013, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of September 30, 2014 and December 31, 2013, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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
Fair Value on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition:

	As of September 30, 2014
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,366	$—	$—	$1,366
Another FHLBank’s bond	—	61	—	—	61
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,428	—	—	1,428
Available-for-sale securities:
Private-label residential MBS	—	—	2,073	—	2,073
Derivative assets:
Interest-rate related	—	586	—	(468)	118
Grantor trust (included in Other assets)	24	—	—	—	24
Total assets at fair value	$24	$2,014	$2,073	$(468)	$3,643
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,112)	$—	$1,932	$(180)
Total liabilities at fair value	$—	$(2,112)	$—	$1,932	$(180)
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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value using significant unobservable inputs (Level 3):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$2,155	$2,536	$2,299	$2,676
Transfer of private-label MBS from held-to-maturity to available-for-sale	—	—	—	11
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(2)	—	(3)	—
Included in other comprehensive income (2)	(3)	16	14	141
Accretion of credit losses in net interest income	8	4	24	5
Settlements	(85)	(158)	(261)	(435)
Balance, end of period	$2,073	$2,398	$2,073	$2,398
____________

(1)	Related to available-for-sale securities held at period end.

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

	As of September 30, 2014	As of December 31, 2013
Real estate owned	$6	$9

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

As of September 30, 2014 and December 31, 2013, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2014 and December 31, 2013.

Mortgage Loans Held for Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. The estimated fair values of impaired mortgage loans are based on the current property value, as provided by a third party vendor, adjusted for estimated selling costs.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement advance rates based on the market observable London Interbank Offered Rate (LIBOR) curve for advances with similar terms as of September 30, 2014 and December 31, 2013, respectively. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7—Advances to the Bank’s interim financial statements for additional information).

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used Overnight Index Swap Rate to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2014 and December 31, 2013.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Bank as of September 30, 2014 and December 31, 2013. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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
The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of September 30, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$4,386	$4,386	$4,386	$—	$—	$—
Interest bearing-deposits	1,010	1,010	—	1,010	—	—
Securities purchased under agreements to resell	455	455	—	455	—	—
Federal funds sold	4,095	4,095	—	4,095	—	—
Trading securities	1,428	1,428	—	1,428	—	—
Available-for-sale securities	2,073	2,073	—	—	2,073	—
Held-to-maturity securities	21,082	21,141	—	19,545	1,596	—
Advances	88,627	88,699	—	88,699	—	—
Mortgage loans held for portfolio, net	788	871	—	871	—	—
Accrued interest receivable	184	184	—	184	—	—
Derivative assets	118	118	—	586	—	(468)
Grantor trust assets (included in Other assets)	24	24	24	—	—	—
Liabilities:
Interest-bearing deposits	(1,271)	(1,271)	—	(1,271)	—	—
Consolidated obligations, net:
Discount notes	(26,055)	(26,055)	—	(26,055)	—	—
Bonds	(89,670)	(89,912)	—	(89,912)	—	—
Mandatorily redeemable capital stock	(19)	(19)	(19)	—	—	—
Accrued interest payable	(202)	(202)	—	(202)	—	—
Derivative liabilities	(180)	(180)	—	(2,112)	—	1,932
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

The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $701,462 and $654,076 as of September 30, 2014 and December 31, 2013, respectively, exclusive of the Bank’s own outstanding consolidated obligations. The Bank determined that it is not necessary to recognize a liability for the fair value of the Bank’s joint and several liability for all of the consolidated obligations.  As of September 30, 2014, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed.  Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks consolidated obligations as of September 30, 2014.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

 The following table shows the Bank's outstanding commitments, which represent off-balance sheet obligations:

	As of September 30, 2014			As of December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$5,437	$19,172	$24,609	$4,785	$23,004	$27,789
Commitments to fund additional advances	124	170	294	110	34	144
Unsettled consolidated obligation bonds, at par (2)	472	—	472	171	—	171
Unsettled consolidated obligation discount notes, at par (2)	2,500	—	2,500	467	—	467
____________

(1)
Expire within one year includes 17 standby letters of credit for a total of $26 and 14 standby letters of credit for a total of $20 as of September 30, 2014 and December 31, 2013, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. As of September 30, 2014 and December 31, 2013, $470 and $145 of the Bank's unsettled consolidated obligation bonds were hedged with associated interest rate swaps that had traded but not yet settled. As of September 30, 2014 and December 31, 2013, $500 and $0 of the Bank's unsettled consolidated obligation discount notes were hedged with associated interest rate swaps that had traded but not yet settled.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $97 and $137 as of September 30, 2014 and December 31, 2013, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2014 and December 31, 2013. Such commitments would be recorded as derivatives at their fair values.
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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, one member institution, Bank of America, National Association, which held 16.0 percent of the Bank’s total regulatory capital stock as of September 30, 2014,

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

was considered a related party. Total advances outstanding to Bank of America, National Association were $16,262 and $17,263 as of September 30, 2014 and December 31, 2013, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of September 30, 2014 and December 31, 2013. No mortgage loans or MBS were acquired from Bank of America, National Association during the nine months ended September 30, 2014 and 2013.

Note 17—Subsequent Events

On October 30, 2014, the Bank’s board of directors approved a cash dividend for the third quarter of 2014 in the amount of $51. The Bank paid the third quarter 2014 dividend on November 4, 2014.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2014 and December 31, 2013, and results of operations for the third quarter and first nine months of 2014 and 2013. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2013.

Executive Summary

Financial Condition

As of September 30, 2014, total assets were $124.4 billion, an increase of $2.1 billion, or 1.73 percent, from December 31, 2013. This increase was primarily due to a $3.2 billion, or 11.9 percent, increase in total investments, partially offset by a $961 million, or 1.07 percent, decrease in advances.
As of September 30, 2014, total liabilities were $117.9 billion, an increase of $2.3 billion, or 1.95 percent, from December 31, 2013. This increase was primarily due to a $2.8 billion, or 2.47 percent, increase in consolidated obligations (COs), partially offset by a $481 million, or 27.4 percent, decrease in deposits.
As of September 30, 2014, total capital was $6.5 billion, a decrease of $132 million, or 1.98 percent, from December 31, 2013. This decrease was primarily due to the repurchase/redemption of $3.6 billion in excess capital stock excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $131 million in dividends, partially offset by the issuance of $3.4 billion in capital stock related to new advance activity and the recording of $213 million of net income.

Results of Operations

The Bank recorded net income of $74 million for the third quarter of 2014, an increase of $3 million, or 4.13 percent, from net income of $71 million for the third quarter of 2013. Interest income decreased by $62 million offset by a $22 million decrease in interest expense, which resulted in a decrease in net interest income of $40 million for the third quarter of 2014. During the third quarter of 2014, previously restructured advances were prepaid prior to their maturity which resulted in a $48 million gain recorded in net gains on derivatives and hedging activities and a $48 million decrease in net interest income due to accelerated amortization.

The Bank recorded net income of $213 million for the first nine months of 2014, a decrease of $15 million, or 6.67 percent, from net income of $228 million during the same period in 2013. Interest income decreased by $106 million offset by a $75 million decrease in interest expense, which resulted in a decrease in net interest income of $31 million for the first nine months of 2014. For the first nine months of 2014, the Bank recorded a decrease in net gains on derivatives and hedging activities, compared to the same period in 2013, this decrease was due to more stable interest rates during the first nine months of 2014, compared to the same period in 2013. This decrease was partially offset by the prepayment of previously restructured advances prior to their maturity, as previously discussed.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 4.45 percent for the third quarter of 2014, compared to 4.50 percent for the third quarter of 2013. ROE decreased for the third quarter of 2014, compared to the third quarter of 2013, primarily as a result of an increase in average total capital during the period which had a greater impact than the increase in net income. ROE spread to three-month average LIBOR decreased to 422 basis points for the third quarter of 2014, compared to 424 basis points for the third quarter of 2013. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's annualized ROE was 4.34 percent for the first nine months of 2014, compared to 4.92 percent during the same period in 2013. ROE decreased for the first nine months of 2014, compared to the same period in 2013, primarily as a result of a decrease in net income, and an increase in average total capital during the period. ROE spread to three-month average LIBOR decreased to 411 basis points for the first nine months of 2014, compared to 464 basis points for the same period in 2013. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's interest rate spread was 13 basis points and 22 basis points for the third quarter and first nine months of 2014, respectively, compared to 26 basis points for the third quarter and the first nine months of 2013.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Overall advances remained relatively stable during the third quarter of 2014. Although the Bank continues to see some shift toward slightly longer maturities, overall advances balances are expected to continue fluctuating during 2014, given the large percentage of short-term advances, and members continue to experience high levels of liquidity and slow loan growth. The Bank expects that large member institutions subject to the liquidity coverage ratio rule recently issued by the federal banking agencies may take actions to comply with the rule that could result in changes to demand for advances and letters of credit. The prolonged low interest rate environment continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with limited attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Statements of Condition (at period end)
Total assets	$124,437	$128,942	$119,467	$122,316	$112,068
Investments (1)	30,143	30,894	32,206	26,944	28,991
Mortgage loans held for portfolio	792	838	883	929	983
Allowance for credit losses on mortgage loans	(4)	(6)	(4)	(11)	(11)
Advances	88,627	95,128	84,166	89,588	78,193
Interest-bearing deposits	1,271	1,432	1,465	1,752	1,890
Consolidated obligations, net:
Discount notes	26,055	30,679	22,801	32,202	16,282
Bonds	89,670	89,438	88,276	80,728	87,139
Total consolidated obligations, net (2)	115,725	120,117	111,077	112,930	103,421
Mandatorily redeemable capital stock	19	21	23	24	24
Affordable Housing Program payable	69	71	76	74	72
Capital stock - putable	4,654	4,906	4,412	4,883	4,351
Retained earnings	1,739	1,708	1,690	1,657	1,579
Accumulated other comprehensive income	127	130	117	112	83
Total capital	6,520	6,744	6,219	6,652	6,013
Statements of Income (for the period ended)
Net interest income	46	92	90	82	86
(Reversal) provision for credit losses	(2)	2	(4)	1	1
Net impairment losses recognized in earnings	(2)	—	(1)	—	—
Net losses on trading securities	(19)	(13)	(14)	(21)	(15)
Net gains on derivatives and hedging activities	77	16	15	53	34
Letters of credit fees	7	6	7	6	4
Other income (3)	4	1	16	38	2
Noninterest expense	32	32	31	35	31
Income before assessments	83	68	86	122	79
Affordable Housing Program assessments	9	6	9	12	8
Net income	74	62	77	110	71
Performance Ratios (%)
Return on equity (4)	4.45	3.81	4.75	6.86	4.50
Return on assets (5)	0.22	0.19	0.25	0.36	0.24
Net interest margin (6)	0.14	0.29	0.29	0.27	0.29
Regulatory capital ratio (at period end) (7)	5.15	5.15	5.13	5.37	5.31
Equity to assets ratio (8)	5.05	5.03	5.24	5.19	5.23
Dividend payout ratio (9)	58.11	71.35	56.88	29.59	40.25

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2014	$701,462
June 30, 2014	680,240
March 31, 2013	643,157
December 31, 2013	654,076
September 30, 2013	617,648

(3)
Other income includes service fees and other. For the periods ended March 31, 2014, December 31, 2013, and September 30, 2013, the amount includes a $15 million, $4 million, and $2 million net gain on early extinguishment of debt, respectively. For the period ended September 30, 2014 and December 31, 2013, amount includes a $4 million and $33 million gain on litigation settlements, net, respectively.

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

	As of September 30, 2014		As of December 31, 2013		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$88,627	71.22	$89,588	73.24	$(961)	(1.07)
Long-term investments	24,583	19.76	24,142	19.74	441	1.83
Short-term investments	5,560	4.47	2,802	2.29	2,758	98.40
Mortgage loans, net	788	0.63	918	0.75	(130)	(14.19)
Other assets	4,879	3.92	4,866	3.98	13	0.28
Total assets	$124,437	100.00	$122,316	100.00	$2,121	1.73
Consolidated obligations, net:
Discount notes	$26,055	22.10	$32,202	27.84	$(6,147)	(19.09)
Bonds	89,670	76.04	80,728	69.80	8,942	11.08
Deposits	1,271	1.08	1,752	1.51	(481)	(27.44)
Other liabilities	921	0.78	982	0.85	(61)	(6.33)
Total liabilities	$117,917	100.00	$115,664	100.00	$2,253	1.95
Capital stock	$4,654	71.38	$4,883	73.41	$(229)	(4.69)
Retained earnings	1,739	26.67	1,657	24.90	82	4.95
Accumulated other comprehensive income	127	1.95	112	1.69	15	13.32
Total capital	$6,520	100.00	$6,652	100.00	$(132)	(1.98)

Advances

Total advances remained relatively stable as of September 30, 2014 compared to December 31, 2013. As of September 30, 2014, 73.8 percent of the Bank’s advances were fixed-rate, compared to 85.2 percent as of December 31, 2013. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, usually based on LIBOR. As of September 30, 2014 and December 31, 2013, 49.1 percent and 41.7 percent, respectively, of the Bank’s fixed-rate advances were swapped and 2.91 percent and 28.2 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances tied to the federal funds rate, prime rate, and constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of September 30, 2014		As of December 31, 2013
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$41,603	47.77	$49,768	56.63
Adjustable or variable rate indexed	22,334	25.65	12,584	14.32
Hybrid	18,185	20.88	20,333	23.14
Convertible	3,240	3.72	3,510	3.99
Amortizing (2)	1,722	1.98	1,687	1.92
Total par value	$87,084	100.00	$87,882	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of September 30, 2014	As of December 31, 2013	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,010	$1,007	$3	0.23
Securities purchased under agreements to resell	455	—	455	100.00
Federal funds sold	4,095	1,795	2,300	128.13
Total short-term investments	5,560	2,802	2,758	98.40
Long-term investments:
State or local housing agency debt obligations	85	93	(8)	(8.42)
U.S. government agency debt obligations	6,340	5,404	936	17.30
Mortgage-backed securities:
U.S. government agency securities	388	465	(77)	(16.58)
Government-sponsored enterprises	14,104	13,952	152	1.08
Private-label residential	3,666	4,228	(562)	(13.27)
Total mortgage-backed securities	18,158	18,645	(487)	(2.61)
Total long-term investments	24,583	24,142	441	1.83
Total investments	$30,143	$26,944	$3,199	11.87
____________

(1)
As of September 30, 2014 and December 31, 2013, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers.

The increase in short-term investments from December 31, 2013 to September 30, 2014 was primarily due to an increase in federal funds sold, along with an increase in securities purchased under agreements to resell. The amount held in federal funds sold will vary each day based on the federal funds rates, the Bank’s liquidity requirements as a result of advances demand, and the availability of high quality counterparties in the federal funds market. As of September 30, 2014, the federal funds rate on federal funds sold was at or above the Bank's minimum investment target rate, as determined by the Bank's internal policy, which allowed the Bank to invest its available cash in federal funds sold. The increase in securities purchased under agreements to resell is consistent with the Bank's efforts to reduce its unsecured credit exposure.

The Finance Agency limits an FHLBank’s investment in MBS and asset-backed securities by requiring that the total amortized historical costs for these securities classified as held-to-maturity or available-for-sale, and fair value for MBS classified as trading owned by the FHLBank, generally may not exceed 300 percent of the FHLBank’s previous month-end total capital, as defined by regulation, plus its mandatorily redeemable capital stock on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of September 30, 2014 and December 31, 2013, as these investments amounted to 281 percent and 282 percent of total capital plus mandatorily redeemable capital stock, respectively.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2013 to September 30, 2014 was primarily due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage loans in 2008.
As of September 30, 2014 and December 31, 2013, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2014	As of December 31, 2013
	Percent of Total	Percent of Total
Florida	26.79	27.04
South Carolina	25.16	24.59
Georgia	14.44	14.34
North Carolina	10.54	10.92
Virginia	8.01	7.95
All other	15.06	15.16
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The decrease in consolidated obligation discount notes and the increase in consolidated obligation bonds from December 31, 2013 to September 30, 2014 are a result of market conditions that favored the issuance of longer term debt during the period. As of September 30, 2014, CO issuances financed 93.0 percent of the $124.4 billion in total assets, remaining relatively stable from the financing ratio of 92.3 percent as of December 31, 2013.
As of September 30, 2014 and December 31, 2013, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2014 and December 31, 2013, 86.6 percent and 77.5 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.53 percent and 0.34 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of September 30, 2014, 1.34 percent of the Bank's fixed-rate CO discount notes were swapped. The Bank had no fixed-rate CO discount notes that were swapped to a variable rate as of December 31, 2013.

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

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2014.

Capital

The decrease in total capital from December 31, 2013 to September 30, 2014 was primarily due to the repurchase/redemption of $3.6 billion in excess capital stock excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $131 million in dividends, partially offset by the issuance of $3.4 billion in capital stock related to new advance activity and $228 million in comprehensive income during the period. Comprehensive income primarily includes $213 million of net income.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 23, 2014, the Bank received notification from the Director that, based on June 30, 2014 data, the Bank meets the definition of “adequately capitalized.”

As of September 30, 2014 and December 31, 2013, the Bank had capital stock subject to mandatory redemption from 13 and 17 members and former members, respectively, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the third quarter and first nine months of 2014 and 2013.

Net Income

The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2014 and 2013, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net interest income	$46	$86	$(40)	(45.53)	$228	$259	$(31)	(11.80)
(Reversal) provision for credit losses	(2)	1	(3)	(196.77)	(4)	4	(8)	(184.72)
Noninterest income	67	25	42	166.44	100	90	10	10.91
Noninterest expense	32	31	1	6.50	95	92	3	4.69
Affordable Housing Program assessments	9	8	1	4.15	24	25	(1)	(6.59)
Net income	$74	$71	$3	4.13	$213	$228	$(15)	(6.67)

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
The decrease in net interest income during the third quarter and first nine months of 2014, compared to the same periods in 2013, is primarily due to a reduction in yield on the Bank's long-term investments and $48 million of accelerated amortization related to prepayments of previously restructured advances. The accelerated amortization was offset by net gains on derivatives and hedging activities. The decrease in net interest income was partially offset by a reduction in rates on the Bank's long-term debt during the periods.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $203 million and $162 million for the third quarters of 2014 and 2013, respectively, and a decrease of $473 million and $469 million for the first nine months of 2014 and 2013, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2014 and 2013 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,693	$1	0.16	$2,904	$1	0.14
Certificates of deposit	—	—	—	225	—	0.18
Securities purchased under agreements to resell	1,987	1	0.06	908	1	0.05
Federal funds sold	8,263	2	0.11	6,385	1	0.09
Long-term investments (2)	23,871	107	1.78	22,625	124	2.16
Advances	92,470	11	0.05	85,190	55	0.26
Mortgage loans (3)	815	12	6.09	1,032	14	5.52
Loans to other FHLBanks	3	—	0.03	2	—	0.70
Total interest-earning assets	130,102	134	0.41	119,271	196	0.65
Allowance for credit losses on mortgage loans	(5)			(11)
Other assets	1,496			1,087
Total assets	$131,593			$120,347
Liabilities and Capital
Interest-bearing deposits (4)	$1,502	—	0.01	$2,588	—	0.01
Short-term debt	31,449	8	0.09	20,393	5	0.09
Long-term debt	89,554	80	0.35	88,231	104	0.47
Other borrowings	21	—	3.72	24	1	2.82
Total interest-bearing liabilities	122,526	88	0.28	111,236	110	0.39
Other liabilities	2,423			2,811
Total capital	6,644			6,300
Total liabilities and capital	$131,593			$120,347
Net interest income and net yield on interest-earning assets		$46	0.14		$86	0.29
Interest rate spread			0.13			0.26
Average interest-earning assets to interest-bearing liabilities			106.18			107.22

____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,715	$3	0.15	$3,319	$4	0.15
Certificates of deposit	—	—	—	293	—	0.20
Securities purchased under agreements to resell	1,455	1	0.06	914	1	0.08
Federal funds sold	8,143	6	0.10	7,394	7	0.14
Long-term investments (2)	24,117	330	1.83	21,476	365	2.27
Advances	89,900	120	0.18	84,332	180	0.28
Mortgage loans (3)	859	38	5.93	1,120	47	5.63
Loans to other FHLBanks	2	—	0.04	1	—	0.09
Total interest-earning assets	127,191	498	0.52	118,849	604	0.68
Allowance for credit losses on mortgage loans	(6)			(12)
Other assets	1,404			1,064
Total assets	$128,589			$119,901
Liabilities and Capital
Interest-bearing deposits (4)	$1,479	—	0.01	$2,356	—	0.03
Short-term debt	29,835	22	0.10	22,385	19	0.11
Long-term debt	88,209	247	0.37	85,663	325	0.51
Other borrowings	23	1	4.09	31	1	2.38
Total interest-bearing liabilities	119,546	270	0.30	110,435	345	0.42
Other liabilities	2,479			3,263
Total capital	6,564			6,203
Total liabilities and capital	$128,589			$119,901
Net interest income and net yield on interest-earning assets		$228	0.24		$259	0.29
Interest rate spread			0.22			0.26
Average interest-earning assets to interest-bearing liabilities			106.39			107.62
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall changes in net interest income during the third quarter and first nine months of 2014, compared to the same periods in 2013, were primarily rate related.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$—	$—	$(1)	$—	$(1)
Federal funds sold	1	—	1	1	(2)	(1)
Long-term investments	6	(23)	(17)	41	(76)	(35)
Advances	4	(48)	(44)	11	(71)	(60)
Mortgage loans	(3)	1	(2)	(11)	2	(9)
Total	8	(70)	(62)	41	(147)	(106)
Increase (decrease) in interest expense:
Short-term debt	3	—	3	5	(2)	3
Long-term debt	2	(26)	(24)	9	(87)	(78)
Other borrowings	(1)	—	(1)	—	—	—
Total	4	(26)	(22)	14	(89)	(75)
Increase (decrease) in net interest income	$4	$(44)	$(40)	$27	$(58)	$(31)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Net impairment losses recognized in earnings	$(2)	$—	$(2)	(100.00)	$(3)	$—	$(3)	*
Net losses on trading securities	(19)	(15)	(4)	(16.50)	(46)	(79)	33	42.35
Net gains on derivatives and hedging activities	77	34	43	127.73	108	151	(43)	(28.71)
Gain on early extinguishment of debt	—	2	(2)	(100.00)	15	2	13	646.09
Letters of credit fees	7	4	3	37.54	20	14	6	40.22
Gain on litigation settlements, net	4	—	4	100.00	4	—	4	100.00
Other	—	—	—	26.13	2	2	—	6.78
Total noninterest income	$67	$25	$42	166.44	$100	$90	$10	10.91
____________
* Not meaningful.

The increase in total noninterest income during the third quarter of 2014, compared to the same period in 2013, is primarily due to an increase in net gains on derivatives and hedging activities and gain on litigation settlements on MBS. As previously discussed, previously restructured advances were prepaid prior to their maturity resulting in a decrease to interest income and an increase to net gains on derivatives and hedging activities. Net gains on derivatives and hedging activities in the above table includes derivative gains of $20 million for the third quarter of 2014 that is used to offset the fair value changes on the trading securities of $19 million for the same period.

The decrease in net gains on derivatives and hedging activities during the first nine months of 2014, compared to the same period in 2013, is due to more stable interest rates during the first nine months of 2014, compared to the same period in 2013. This decrease was partially offset by the prepayment of previously restructured advances prior to their maturity as previously discussed. Net gains on derivatives and hedging activities in the above table includes derivative gains of $49 million for the first nine months of 2014 that is used to offset the fair value changes on the trading securities of $46 million for the same period. In addition, total noninterest income increased during the first nine months of 2014, compared to the same period in 2013, due to an increase in gain on litigation settlements on MBS and gain on early extinguishment of debt.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended September 30, 2014
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(94)	$—	$2	$—	$(92)
Net interest settlements included in net interest income (2)	(229)	—	118	—	(111)
Total effect on net interest (expense) income	$(323)	$—	$120	$—	$(203)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$76	$—	$2	$—	$78
Gains (losses) on derivatives not receiving hedge accounting including net interest settlements	—	2	—	(3)	(1)
Total net gains (losses) on derivatives and hedging activities	76	2	2	(3)	77
Net losses on trading securities (3)	—	(19)	—	—	(19)
Total effect on noninterest income (loss)	$76	$(17)	$2	$(3)	$58
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

	For the Nine Months Ended September 30, 2014
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(190)	$—	$5	$—	$(185)
Net interest settlements included in net interest income (2)	(671)	—	383	—	(288)
Total effect on net interest (expense) income	$(861)	$—	$388	$—	$(473)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$127	$—	$2	$—	$129
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(5)	—	(16)	(21)
Total net gains (losses) on derivatives and hedging activities	127	(5)	2	(16)	108
Net losses on trading securities (3)	—	(46)	—	—	(46)
Total effect on noninterest income (loss)	$127	$(51)	$2	$(16)	$62
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

	For the Nine Months Ended September 30, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(162)	$—	$21	$—	$(141)
Net interest settlements included in net interest income (2)	(797)	—	469	—	(328)
Total effect on net interest (expense) income	$(959)	$—	$490	$—	$(469)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$153	$—	$(19)	$—	$134
Gains on derivatives not receiving hedge accounting including net interest settlements	4	5	1	7	17
Total net gains (losses) on derivatives and hedging activities	157	5	(18)	7	151
Net losses on trading securities (3)	—	(79)	—	—	(79)
Total effect noninterest income (loss)	$157	$(74)	$(18)	$7	$72
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense and Affordable Housing Program assessments remained relatively stable for the third quarter and first nine months of 2014, compared to the same periods in 2013.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first nine months of 2014. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first nine months of 2014.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2014, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the FHLBanks had $816.9 billion in aggregate par value of COs issued and outstanding, $115.5 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals, or that have no stated maturity and are subject to renewal on an annual basis, based on the creditworthiness of the member applicant and appropriate additional fees. Letters of credit decreased $3.2 billion, or 11.4 percent as of September 30, 2014 from December 31, 2013, as member institutions adjusted to recent liquidity coverage ratio requirements. The Bank expects that the letters of credit balance may continue to fluctuate through the end of the year.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2014. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
For more information about the Bank's outstanding standby letters of credit refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements.

Contractual Obligations

As of September 30, 2014, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities. On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5% economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac oeprating with capital support from the United States would be exempt from the risk retention requirements. The Bank is currently assessing the impact of the final rule and has not yet determined the effect, if any, that this rule may have on the Bank's operations. The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types.

FHLBank Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations. The proposed rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the Gramm-Leach- Bliley Act. The proposed rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The proposed rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. The Bank is currently evaluating the proposed rule. Comments on the proposed rule are due by December 8, 2014.

FHLBank Membership. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
Impose a new test on all Bank members that requires them to maintain at least 1% of their assets in first-lien home mortgage loans, including MBS, on an ongoing basis, with maturities of five years or more to maintain their membership in the Bank. The proposal also suggests the possibility of a 2% or a 5% test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10% of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the Bank.

•
Eliminate all currently eligible captive insurance companies from Bank membership. Current captive insurance company members would have their memberships terminated five years after this rule is finalized. There would be restrictions on the level and maturity of advances that the Bank could make to these members during the sunset period. Under the proposed rule, a captive insurance company is defined as a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for nonaffiliated persons or entities.

•
Clarify how the Bank should determine the principal place of business of certain insurance companies or community development financial institutions for purposes of membership. Current rules define an institution’s principal place of business as the state in which it maintains its home office, and provides certain circumstances under which an institution's principal place of business may be designated in a state other than the state in which it maintains its home office. The proposal provides that insurance companies or community development financial institutions that cannot satisfy the requirements for designation of principal place of business, a Bank shall designate as the principal place of business the geographic location from which the institution actually conducts the predominant portion of its business operations, based on the totality of the circumstances. The changes would apply prospectively.

Comments on the proposed rule are due by January 12, 2015. Although a number of Bank members may not meet one or more of the new tests if the proposed rule is adopted as of September 30, 2014, the future impact of the proposed rule on the Bank’s membership is unknown.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of high quality liquid assets (HQLA) that is no less than 100% of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the Bank but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25% of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A HQLA, where 0% and 15% run-off assumptions apply, respectively.  At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Margin and Capital Requirements for Covered Swap Entities.  On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (together with Swap Entities, the Covered Swap Entities). Comments on the Proposed Rule are due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure to a mandatory two-way initial margin requirement.  The amount of initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

The Bank would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate the Bank as a Covered Swap Entity. Rather, the Bank would be a financial end-user under the Proposed Rule, and it would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since the Bank is currently posting and collecting variation margin in cash, daily, on its non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on the Bank’s costs. However, if the Proposed Rule’s initial margin requirement is adopted, the Bank’s cost of engaging in non-cleared swaps may increase.

Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds under the Investment Company Act of 1940. The final regulations, among other things, will:

•
Require institutional prime money market funds (including institutional municipal money market funds), to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments.

•
Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily if the money market fund's level of weekly liquid assets falls below 30 percent of its total assets.

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

	As of September 30, 2014		As of December 31, 2013
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	10	$2,874	7	$63
2	18	2,198	32	4,742
3	67	25,684	48	9,919
4	91	19,478	50	14,433
5	128	30,462	114	13,792
6	111	3,027	101	21,296
7	49	1,114	92	20,333
8	25	664	56	1,063
9	19	542	27	883
10	39	642	52	898

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of September 30, 2014, seven borrowers have been approved for a credit limit higher than 30 percent.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2014	$87,084	$270,111	71.31	6.20	22.49
As of December 31, 2013	87,882	231,342	67.20	8.18	24.62
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2014 and December 31, 2013.

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

The Bank enters into investments only with U.S. counterparties or U.S. branch offices of foreign banks that have been approved by the Bank through its internal approval process, but may have exposure to foreign entities if a counterparty’s parent entity is located in another country. The tables below represent the Bank’s gross exposure, by instrument type, according to the location of the parent company of the counterparty (in millions):

	As of September 30, 2014
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$395	$—	$—	$395
Canada	1,405	—	—	1,405
Germany	1,160	—	65	1,225
United States of America	1,135	1,010	—	2,145
Total	$4,095	$1,010	$65	$5,170
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $2.8 billion as of December 31, 2013 to $5.1 billion as of September 30, 2014. There were three such counterparties, Landesbank Baden-Wuerttemberg, Branch Banking and Trust Company, and Bank of Nova Scotia, that each represented greater than 10 percent, and collectively represented 68.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As reported in the Bank's Form 10-K, Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2013. One of the Bank's member directors is a senior executive vice president of Branch Banking and Trust Company and was elected chairman of the Bank's board of directors effective January 1, 2013. Pursuant to Finance Agency regulation, the Bank's member directors serve as officers or directors of a Bank member, and the Bank may enter into business transactions with such members from time to time in the ordinary course of business. As of September 30, 2014, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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
The tables below provide information on the credit ratings of the Bank’s investments held as of September 30, 2014 and December 31, 2013, based on the lowest long-term credit rating as reported by an NRSRO as of September 30, 2014 and December 31, 2013 (in millions), respectively.

		As of September 30, 2014
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$1,008	$—	$—	$—	$—	$—	$—	$—	$—	$1,010
Securities purchased under agreements to resell	—	—	—	—	455	—	—	—	—	—	—	455
Federal funds sold	—	395	2,820	880	—	—	—	—	—	—	—	4,095
Total short-term investments	—	397	3,828	880	455	—	—	—	—	—	—	5,560
Long-term investments:
State or local housing agency debt obligations	—	85	—	—	—	—	—	—	—	—	—	85
U.S. government agency debt obligations	—	6,340	—	—	—	—	—	—	—	—	—	6,340
Mortgage-backed securities:
U.S. government agency securities	—	388	—	—	—	—	—	—	—	—	—	388
Government-sponsored enterprises	466	13,638	—	—	—	—	—	—	—	—	—	14,104
Private-label	—	33	99	429	518	601	807	231	186	757	5	3,666
Total mortgage-backed securities	466	14,059	99	429	518	601	807	231	186	757	5	18,158
Total long-term investments	466	20,484	99	429	518	601	807	231	186	757	5	24,583
Total investments	$466	$20,881	$3,927	$1,309	$973	$601	$807	$231	$186	$757	$5	$30,143
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $45 million as of September 30, 2014.

	As of December 31, 2013
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,007
Federal funds sold	—	—	1,395	400	—	—	—	—	—	—	—	1,795
Total short-term investments	—	1	2,401	400	—	—	—	—	—	—	—	2,802
Long-term investments:
State or local housing agency debt obligations	—	93	—	—	—	—	—	—	—	—	—	93
U.S. government agency debt obligations	—	5,404	—	—	—	—	—	—	—	—	—	5,404
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	465	—	—	—	—	—	—	—	—	—	465
Government-sponsored enterprises residential	466	13,486	—	—	—	—	—	—	—	—	—	13,952
Private-label residential	—	62	123	511	523	809	534	323	161	1,176	6	4,228
Total mortgage-backed securities	466	14,013	123	511	523	809	534	323	161	1,176	6	18,645
Total long-term investments	466	19,510	123	511	523	809	534	323	161	1,176	6	24,142
Total investments	$466	$19,511	$2,524	$911	$523	$809	$534	$323	$161	$1,176	$6	$26,944
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $49 million as of December 31, 2013.

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
Non-Private-label MBS
Unrealized losses related to U.S. agency MBS and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2014 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS
For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination, unless otherwise noted. Although there is no universally accepted definition of Alt-A, generally loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. As of September 30, 2014, based on the classification by the originator at the time of origination, approximately 86.4 percent of the underlying mortgages collateralizing the Bank’s private-label MBS were considered prime, of which 95.1 percent were variable-rate, and the remaining underlying mortgages collateralizing these securities were considered Alt-A, of which 66.4 percent were variable-rate.
The table below provides information on the interest-rate payment terms of the Bank’s private-label MBS backed by prime and Alt-A loans (in millions).

	As of September 30, 2014			As of December 31, 2013
	Fixed-Rate	Variable-Rate	Total	Fixed-Rate	Variable-Rate	Total
Prime	$169	$3,264	$3,433	$246	$3,736	$3,982
Alt-A	181	358	539	233	391	624
Total unpaid principal balance	$350	$3,622	$3,972	$479	$4,127	$4,606

The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of September 30, 2014 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$33	$33
A	—	—	—	10	88	98
BBB	—	—	—	98	281	379
BB	—	8	—	167	270	445
B	—	14	—	233	245	492
CCC	—	273	25	374	101	773
CC	31	139	41	45	—	256
C	77	12	52	65	—	206
D	—	293	394	58	—	745
Unrated	—	—	—	—	6	6
Total unpaid principal balance	$108	$739	$512	$1,050	$1,024	$3,433
Amortized cost	$91	$573	$415	$959	$1,011	$3,049
Gross unrealized losses	$—	$(1)	$—	$(4)	$(9)	$(14)
Fair value	$96	$634	$454	$993	$1,014	$3,191
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(2)	$—	$(1)	$—	$(3)
Non-credit-related losses	—	(2)	—	(1)	—	(3)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	88.35%	85.76%	88.71%	94.69%	99.04%	92.97%
Original weighted average credit support	15.72%	14.37%	10.47%	7.02%	3.73%	8.41%
Weighted average credit support	2.44%	0.79%	0.64%	5.41%	10.40%	5.10%
Weighted average collateral delinquency	12.35%	18.49%	16.34%	9.80%	8.38%	12.30%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
A	$—	$—	$—	$—	$2	$2
BBB	—	—	—	—	51	51
BB	—	—	—	—	73	73
B	—	—	—	—	113	113
CCC	—	—	—	144	3	147
D	—	37	—	116	—	153
Total unpaid principal balance	$—	$37	$—	$260	$242	$539
Amortized cost	$—	$27	$—	$209	$242	$478
Gross unrealized losses	$—	$—	$—	$(12)	$(1)	$(13)
Fair value	$—	$30	$—	$205	$243	$478
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	79.97%	0.00%	78.98%	100.67%	88.77%
Original weighted average credit support	0.00%	12.29%	0.00%	27.92%	8.43%	18.10%
Weighted average credit support	0.00%	0.00%	0.00%	8.93%	12.72%	10.01%
Weighted average collateral delinquency	0.00%	28.96%	0.00%	26.77%	8.70%	18.82%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of September 30, 2014:

	Significant Inputs(1)
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Classification	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Prime	16.38	6.43	32.79	7.26
Alt-A	13.83	22.59	37.94	3.81
Total of all private-label residential MBS	15.26	13.49	35.04	5.75
____________

(1)
The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For the securities for which an other-than-temporary impairment was determined to have occurred during the third quarter of 2014, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 —Other-than-temporary Impairment to the Bank’s interim financial statements.

The tables below summarize the total other-than-temporary impairment losses by newly impaired and previously impaired securities (in millions):

	For the Three Months Ended September 30,
	2014			2013
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$—	$—
Securities previously impaired prior to current period (1)	(2)	(2)	—	—	—	—
Total	$(2)	$(2)	$—	$—	$—	$—
____________

(1)
For the three months ended September 30, 2014 and 2013, “Securities previously impaired prior to current period” represents all securities that were previously impaired prior to July 1, 2014 and 2013, respectively.

	For the Nine Months Ended September 30,
	2014			2013
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$1	$(1)
Securities previously impaired prior to current period (1)	(3)	(3)	—	—	—	—
Total	$(3)	$(3)	$—	$—	$1	$(1)
____________

(1)
For the nine months ended September 30, 2014 and 2013, “Securities previously impaired prior to current period” represents all securities that were previously impaired prior to January 1, 2014 and 2013, respectively.

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

	For the Three Months Ended September 30, 2014
	Housing Price Scenario
	Base Case (1)			Adverse Case
	Number of Securities	Unpaid Principal balance	Other-Than-Temporary Impairment Related to Credit Loss	Number of Securities	Unpaid Principal balance	Other-Than-Temporary Impairment Related to Credit Loss
Prime loan (2)	2	$54	$(2)	2	$54	$(3)
____________
(1) Represents the security and related other-than-temporary-impairment credit loss for the three months ended September 30, 2014.
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

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of September 30, 2014.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2014.

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

	As of September 30, 2014
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$11,608	$65	$(65)	$—
Cleared derivatives	6,623	—	4	4
Liability positions with credit exposure:
Cleared derivatives	43,503	(234)	348	114
Total derivative positions with non-member counterparties to which the Bank had credit exposure	61,734	(169)	287	118
Member institutions (1)	59	—	—	—
Total	$61,793	$(169)	$287	$118
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

Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $114 million of collateral at fair value to its derivative counterparties as of September 30, 2014.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2014, all of the Bank’s mortgage insurance providers have been rated below "A" by one or more

NRSROs for their claims paying ability or insurer financial strength. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of September 30, 2014 and December 31, 2013, the allowance for credit losses on MPF loans was $4 million and $11 million, respectively. The decrease in the allowance for credit losses was related to certain enhancements to the Bank's allowance for credit loss calculation. For additional information related to the Bank's allowance for credit losses policy, see Note 1—Basis of Presentation to the Bank’s interim financial statements.

Critical Accounting Policies and Estimates

During the three-month period ended March 31, 2014, the Bank made certain enhancements to its allowance for credit loss calculation related to the Bank’s conventional single-family residential mortgage loan portfolio.  The allowance for conventional single-family residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups.  For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics.  For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.  Inherent in the Bank’s evaluation of loan performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

			As of September 30, 2014	As of December 31, 2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$9,761	$6,919
		Non-qualifying hedges	5	—
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	22,056	23,715
		Non-qualifying hedges	40	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	527	3,522
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	135	145
		Total	32,524	35,041
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,180	1,380
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,230	1,430
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	41,801	26,581
		Non-qualifying hedges	8,270	1,900
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	22,049	23,983
		Non-qualifying hedges	33	—
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	10	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	25
		Total	72,188	52,509

			As of September 30, 2014	As of December 31, 2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	849	—
		Total	849	—
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	12,500
		Total	16,605	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	118	49
Interest rate swaption	To offset swaptions executed with members by executing swaptions with derivatives counterparties.	Non-qualifying hedges	40	40
		Total	158	89
Total notional amount			$123,554	$101,694

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2014			As of December 31, 2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.52	0.38	0.25	0.62	0.47	0.26
Liabilities	0.34	0.44	0.29	0.37	0.48	0.36
Equity	3.76	(0.71)	(0.43)	5.21	0.28	(1.44)
Effective duration gap	0.18	(0.06)	(0.04)	0.25	(0.01)	(0.10)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2014			As of December 31, 2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$121,709	$122,808	$123,279	$118,940	$120,261	$120,863
Liabilities	115,310	116,202	116,558	112,686	113,632	114,242
Equity	6,399	6,606	6,721	6,254	6,629	6,621
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

As of September 30, 2014, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2014, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended September 30, 2014, filed on November 7, 2014, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	November 7, 2014	By/s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	November 7, 2014	By/s/Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer