Form 10-K
period 2014-12-31
Federal Home Loan Bank of Atlanta
filed 2015-03-13
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2014, the aggregate par value of the stock held by current and former members of the registrant was $4,927,857,000. At February 28, 2015, 47,191,460 total shares were outstanding.

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

•
the Bank’s ability to develop, implement, promote the efficient performance of, and support and safeguard, technology and information systems, including the internet, sufficient to measure and effectively manage the risks of the Bank’s business without significant interruption;

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

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. All federally insured depository institutions, insurance companies, and community development financial institutions (CDFIs) chartered in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank's stock is owned entirely by current or former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of a Bank member, and is not publicly traded. As of December 31, 2014, the Bank's membership totaled 958 financial institutions, comprising 664 commercial banks, 93 thrifts, 183 credit unions, 16 insurance companies, and two CDFIs.

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

The Bank manages its operations as one business segment. Management and the Bank's board of directors review enterprise-wide financial information in order to make operating decisions and assess performance. As of December 31, 2014, the Bank had total assets of $138.3 billion, total advances of $99.6 billion, total investments of $36.5 billion, total COs of $129.3 billion, total deposits of $1.1 billion, and a retained earnings balance of $1.7 billion. The Bank's net income for the year ended December 31, 2014 was $271 million. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Bank's financial condition, changes in financial condition, and results of operations.

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

Advances

Advances are the Bank's primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank's outstanding advances was $99.6 billion and $89.6 billion as of December 31, 2014 and 2013, respectively, and advances represented 72.0 percent and 73.2 percent of total assets as of December 31, 2014 and 2013, respectively. Advances generated 26.5 percent, 29.5 percent, and 30.2 percent of total interest income for the years ended December 31, 2014, 2013, and 2012, respectively.

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

•
Callable Advance. The callable advance is a fixed-rate advance with a fixed maturity and the option for the borrower to prepay the advance on an option exercise date(s) before maturity without a fee. The options can be Bermudan (periodically during the life of the advance) or European (one-time). The Bank offers this product with a maturity generally of up to 10 years with options generally from three months to 10 years.

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

Convertible advances. In a convertible advance, the Bank purchases an option from the borrower that allows the Bank to modify the interest rate on the advance from fixed to variable on certain specified dates. The Bank's option can be Bermudan or European. The Bank offers this product with a maturity generally of up to 15 years with options generally from three months to 15 years.

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

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions). See Note 10—Advances to the Banks 2014 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$50,975	52.08	$49,768	56.63
Adjustable or variable rate indexed	24,501	25.03	12,584	14.32
Hybrid	17,679	18.06	20,333	23.14
Convertible	3,040	3.11	3,510	3.99
Amortizing (2)	1,687	1.72	1,687	1.92
Total par value	$97,882	100.00	$87,882	100.00
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

The Bank includes prepayment fee provisions in most advance transactions. With respect to callable advances, prepayment fees apply to prepayments on dates other than option exercise dates. As required by Finance Agency regulations, the prepayment fee is intended to make the Bank financially indifferent to a borrower's decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

The following table presents information on the Bank's 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2014
Institution	City, State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Bank of America, National Association	Charlotte, NC	$17,512	17.89	0.24
Capital One, National Association	McLean, VA	17,265	17.64	0.27
Navy Federal Credit Union	Vienna, VA	9,942	10.16	2.40
SunTrust Bank	Atlanta, GA	8,010	8.18	0.81
Branch Banking and Trust Company	Winston Salem, NC	6,552	6.69	3.37
EverBank	Jacksonville, FL	4,004	4.09	1.16
BankUnited, National Association	Miami Lakes, FL	3,310	3.38	0.39
Compass Bank	Birmingham, AL	2,982	3.05	1.48
Pentagon Federal Credit Union	Alexandria, VA	1,846	1.89	2.84
Synovus	Columbus, GA	1,375	1.40	0.54
Subtotal (10 largest borrowers)		72,798	74.37	1.07
Subtotal (all other borrowers)		25,084	25.63	1.58
Total par value		$97,882	100.00	1.20
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

Standby Letters of Credit

The Bank provides members with irrevocable standby letters of credit to support certain obligations of the members to third parties. Members may use standby letters of credit for residential housing finance and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms up to five years or for a one-year term renewable annually with a final expiration date up to ten years after issuance. The Bank requires members to fully collateralize the face amount of any letter of credit issued by the Bank during the term of the letter of credit, and the Bank charges the member an annual fee based on the face amount of the letter of credit. If the Bank is required to make payment for a beneficiary's draw, these amounts must be reimbursed by the member immediately or, subject to the Bank's discretion, may be converted into an advance to the member. The Bank's underwriting and collateral requirements for standby letters of credit are the same as the underwriting and collateral requirements for advances. Letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $30.9 billion and $27.8 billion of outstanding standby letters of credit as of December 31, 2014 and 2013, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank's 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2014
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$30,860	23.96
Capital One, National Association	McLean, VA	17,721	13.76
SunTrust Bank	Atlanta, GA	15,895	12.34
Navy Federal Credit Union	Vienna, VA	9,942	7.72
Compass Bank	Birmingham, AL	7,529	5.84
Branch Banking and Trust Company	Winston Salem, NC	6,552	5.09
EverBank	Jacksonville, FL	4,104	3.19
BankUnited, National Association	Miami Lakes, FL	3,711	2.88
Regions Bank	Birmingham, AL	2,138	1.66
Pentagon Federal Credit Union	Alexandria, VA	1,846	1.43
Subtotal (10 largest borrowers)		100,298	77.87
Subtotal (all other borrowers)		28,512	22.13
Total advances par value and standby letters of credit		$128,810	100.00

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

•
the Set-aside AHP currently consists of eight distinct products: First-time Homebuyer, Community Partners, Foreclosure Recovery, Veterans Purchase, Returning Veterans Purchase, Veterans Rehabilitation, Returning Veterans Rehabilitation, and Structured Partnership Product. The Set-aside AHP products are available on a first-come, first-served basis and provide funds through member financial institutions to be used for down payments, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, each of which provides the Bank's members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

For the years ended December 31, 2014, 2013, and 2012, AHP assessments were $30 million, $37 million, and $30 million, respectively.

Cash Management and Other Services

The Bank provides a variety of services to help members meet day-to-day cash management needs. These services include cash management services that support member advance activity, such as daily investment accounts, automated clearing house (ACH) transactions, and custodial mortgage accounts. In addition to cash management services, the Bank provides other noncredit services, including wire transfer services and safekeeping services. These cash management, wire transfer, and safekeeping services do not generate material amounts of income and are performed primarily as ancillary services for the Bank's members.

The Bank also acts as an intermediary to meet the derivatives needs of its smaller members that have limited or no access to the capital markets. This service assists members with asset-liability management by giving them indirect access to the capital markets. These intermediary transactions involve the Bank entering into a derivative with a member and then entering into a mirror-image derivative with one of the Bank's approved counterparties. The derivatives entered into by the Bank as a result of its intermediary activities do not qualify for hedge accounting treatment and are separately marked to fair value through earnings. The Bank attempts to earn income from this service sufficient to cover its operating expenses through the minor difference in rates on these mirror-image derivatives. The net result of the accounting for these derivatives is not material to the operating results of the Bank. The Bank may require both the member and the counterparty to post collateral for any market value exposure that may exist during the life of the transaction.

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provide members an alternative to holding mortgage loans in portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® Program (MPF® Program), a program developed by FHLBank Chicago, and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios. In 2014, the Bank renewed its participation in the MPF Program. The Bank now offers an MPF Program product, MPF Xtra, through which the Bank facilitates third parties' purchases of PFI loans rather than holding such loans as Bank assets.

MPF Program

The Bank has from time to time offered various products to members through the MPF Program. FHLBank Chicago, as the MPF provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. Federal Housing Administration (FHA)-insured and Department of Veterans Affairs (VA)-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The PFI may retain the right and responsibility for servicing the loans or sell the servicing rights, and the PFI may be required to repurchase a loan in the event of a breach of eligibility requirement or other warranty.

Traditional MPF Products. The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. As of December 31, 2014, three of the Bank's PFIs under the traditional MPF products, Branch Banking and Trust Company, SunTrust Bank, and Capital One, National Association, were among the Bank's top 10 borrowers.

MPF Xtra. In 2014, the Bank began to offer the MPF Xtra product to members. Under the MPF Xtra product, FHLBank Chicago will purchase residential conforming fixed-rate mortgage loans from the Bank’s PFIs and concurrently sell these loans to Fannie Mae. The Bank will receive a counterparty fee from FHLBank Chicago for each PFI loan sold to FHLBank Chicago through the MPF Xtra product in exchange for the Bank's role in facilitating the sale. The MPF Xtra loans are passed through to Fannie Mae as a third-party investor and do not become Bank assets.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance”, “MPF” and “MPF Xtra” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank's ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency.
As of December 31, 2014, there were no MPP PFIs that were among the Bank's top 10 borrowers.

The MPF Program and MPP are authorized under applicable regulations. Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through these mortgage loan purchase programs. The MPF Program and MPP mortgage loan portfolios will eventually be reduced to zero in the ordinary course of the maturities and prepayments of the assets. The contractual maturity dates of some of the purchased loans extend out to 2038.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Mortgage Loan Programs.

Investments

The Bank maintains a portfolio of short- and long-term investments for liquidity purposes, to provide for the availability of funds to meet member credit needs, and to provide additional earnings for the Bank. The Bank's short-term investments consist of interest-bearing deposits, overnight and term federal funds sold and securities purchased under agreements to resell. The Bank's long-term investments consist of mortgage-backed securities (MBS) issued by GSEs or private label securities that, at purchase, carried the highest rating from Moody's Investors Service (Moody's) or Standard and Poor's Ratings Services (S&P), securities issued by the U.S. government or U.S. government agencies, state and local housing agency obligations, and COs issued by another FHLBank. The Bank ceased purchasing private label MBS on January 31, 2008. The long-term investment portfolio generally provides the Bank with higher returns than those available in short-term investments. As of December 31, 2014, 64.7 percent of the Bank's investments were in U.S. agency and GSE securities as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 66.2 percent, 62.8 percent, and 61.9 percent of total interest income for the years ended December 31, 2014, 2013 and 2012, respectively.

The Bank's MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank's list of approved dealers. The Bank bases its investment decisions in all cases on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance as of December 31, 2014 and 2013 included MBS with a carrying value of $1.7 billion and $2.1 billion, respectively, issued by one of the Bank's members and its affiliates with dealer relationships. See Note 6—Available-for-sale

Securities and Note 7—Held-to-maturity Securities to the Bank's 2014 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are discussed in more detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. For discussion regarding the Bank's compliance with this regulatory requirement, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.

From time to time, the Bank purchases COs issued by other FHLBanks through third-party dealers as long-term investments, consistent with the Bank's investment strategy and Finance Agency regulations and guidelines. The terms of these purchased COs generally are similar to the COs that are issued by the Bank. The Bank's purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” COs issued by the Bank. In making such purchases, the Bank considers the same factors that it considers in connection with the Bank's purchase of long-term debt issued by other GSEs, including the maturity, rate of return and liquid nature of the instrument. The Bank has not purchased any additional COs issued by other FHLBanks since 2002. As of December 31, 2014 and 2013, the Bank held one inverse variable-rate CO bond of which the FHLBank Chicago was the primary obligor. The carrying value of this CO bond as of December 31, 2014 and 2013 was $60 million and $65 million, respectively.

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Investments.

Funding Sources

Consolidated Obligations

Consolidated obligations, or COs, consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. COs are not obligations of the U.S. government, and the United States does not guarantee the COs. The Office of Finance has responsibility for facilitating and executing the issuance of COs for all the FHLBanks. It also services all outstanding debt. The Bank is primarily liable for its portion of COs (i.e., those issued on its behalf); however, the Bank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs of all the FHLBanks. If the principal or interest on any CO issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of stock from, any member of the Bank. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any CO, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

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

Finance Agency regulations also state that the Bank must maintain the following types of assets free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank's portion of the COs outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of COs shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

•	cash;

•	obligations of, or fully guaranteed by, the United States;

•	secured advances;

•	mortgages that have any guaranty, insurance, or commitment from the United States or any agency of the United States; and

•
investments described in Section 16(a) of the FHLBank Act which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

The Bank was in compliance with this Finance Agency regulation as of December 31, 2014 and 2013.

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

The Bank, working through the Office of Finance, is able to customize COs to meet investor demands. Customized features can include different indices and embedded derivatives. The Bank offsets these customized features predominately by derivatives to reduce the market risk associated with the COs.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank's funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. As of December 31, 2014 and 2013, the Bank had demand and overnight deposits of $1.1 billion and $1.8 billion, respectively.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. As of December 31, 2014 and 2013, the Bank had excess deposit reserves of $94.6 billion and $81.8 billion, respectively.

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

As of December 31, 2014, the membership stock requirement was 0.09 percent (nine basis points) of the member's total assets, subject to a cap of $15 million.

As of December 31, 2014, the activity-based stock requirement was the sum of the following:

•	4.50 percent of the member's outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2014. As of December 31, 2014, the Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt/equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable.

In January 2015, the Bank's board of directors approved a decrease, effective March 20, 2015, in the factor used to calculate a member's activity-based stock requirement from 4.50 percent to 4.25 percent of the member's outstanding par value of advances. The membership stock requirement will remain at 0.09 percent of the member's total assets, subject to a cap of $15 million.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank's capital plan allows it to issue only Class B stock.

The Bank has established a capital management plan to help preserve the value of the members' investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank's capital and capital requirements, as well as information regarding the Bank's retained earnings and dividends, refer to Item 5, Market for Registrant's Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's 2014 audited financial statements.

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

The total notional amount of the Bank's outstanding derivatives was $125.9 billion and $101.7 billion as of December 31, 2014 and 2013, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction. Rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of COs with embedded options. When issuing bonds, the Bank generally simultaneously enters into derivatives to, in effect, convert fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond market and derivatives markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of advances with embedded options. Issuing fixed-rate advances while simultaneously entering into derivatives in effect converts fixed-rate advances into variable-rate earning assets.

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. For further discussion as to how the Bank manages its credit risk and market risk on its derivatives, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.

Competition

Advances. A number of factors affect demand for the Bank's advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank's members, such as demand deposits, brokered deposits and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Larger members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of a number of factors, including market conditions, members' creditworthiness, and availability of collateral. Members continue to experience significant levels of liquidity due to higher FDIC deposit insurance limits which in 2010 were permanently increased to $250,000 per depositor, members' ability under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) to pay interest on and thus attract commercial demand deposit accounts, and the FDIC assessment system, revised in 2011, that eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances. To the extent that these assessment changes result in increased assessments and thus indirectly increase the cost of advances for some members, it may negatively impact their demand for advances.

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

Personnel

As of December 31, 2014, the Bank employed 333 full-time and 6 part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation except for real property tax. Each year the Bank must set aside for its AHP 10 percent of its income subject to assessment (net income before assessments, plus interest expense related to mandatorily redeemable capital stock), or such prorated sums as may be required to assure that the aggregate contribution of the FHLBanks is not less than $100 million. If an FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to the AHP for that year, since each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $30 million, $37 million, and $30 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks' cost of funding and regulatory compliance, a change in membership or permissible business activities, or a decrease in the size, scope, or nature of the FHLBanks' lending activities, which could affect the Bank's financial condition and results of operations.

The statutory and regulatory framework under which most financial institutions, including the Bank and its members, operate continues to change as a result of the enactment of the Dodd-Frank Act and subsequent implementing regulations. In addition, certain regulations affecting our members could impact the extent to which they can engage in business with the Bank. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

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

The Bank is rated Aaa with a stable outlook by Moody's and AA+ with a stable outlook by S&P. In addition, the COs of the FHLBanks are rated Aaa with a stable outlook/P-1 by Moody's and AA+ with a stable outlook/A-1+ by S&P. Historically, the Bank and the FHLBanks' COs enjoyed the highest ratings from Moody's and S&P; however, the credit rating agencies view these ratings as constrained by the sovereign credit of the U.S., which is beyond the Bank's control, and in the third quarter of 2011, the credit rating agencies revised their ratings for the individual FHLBanks and the COs concurrently with their downgrades of the U.S. credit rating. In 2013, the credit rating agencies revised their outlook levels to stable. These ratings are subject to further revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Further negative ratings actions or negative guidance, as a consequence of U.S. debt levels or the U.S. fiscal budget process, may adversely affect the Bank's cost of funds and ability to issue COs on acceptable terms, trigger additional collateral requirements under the Bank's derivative contracts, and reduce the attractiveness of the Bank's standby letters of credit. This could have a negative effect on the Bank's financial condition and results of operations, including the Bank's ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Competition for advances, and refinancing risk on short-term advances, could have an adverse effect on earnings.

Advances represent the Bank's primary product offering. For the year ended December 31, 2014, advances represented 72.0 percent of the Bank's total assets. The Bank competes with other suppliers of wholesale funding, including investment banks, commercial banks, and in certain circumstances, other FHLBanks, which provide secured and unsecured loans to the Bank's members. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. During 2014, the Bank's members continued to experience high deposit levels, which reduces member demand for advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank's profitability on advances, which could have a material adverse effect on the Bank's financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in an increased concentration of short-term advances. For the year ended December 31, 2014, advances due in one year or less comprised 58.9 percent of the Bank's total advances. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse effect on the Bank's financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank's reliance on a relatively small number of member institutions for a large portion of the Bank's total advances and resulting interest income. The Bank's largest borrowers as of December 31, 2014 were Bank of America, National Association, which accounted for $17.5 billion, or 17.9 percent, and Capital One, National Association, which accounted for $17.3 billion, or 17.6 percent, of the Bank's total advances then outstanding. As of December 31, 2013, the Bank's largest borrower, Bank of America, National Association, accounted for $17.3 billion, or 19.6 percent, of the Bank's total advances then outstanding. In addition, as of December 31, 2014 and 2013, 10 of the Bank's member institutions (including Bank of America, National Association and Capital One, National Association) collectively accounted for $72.8 billion and $65.5 billion, respectively, of the Bank's total advances then outstanding, which represented 74.4 percent and 74.5 percent, respectively, of the Bank's total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank's financial condition and results of operations could be negatively affected.

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

The Bank’s businesses and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies, including the Federal Reserve Board's policies to depress short-term and long-term interest rates to help stabilize the U.S. economy. The prolonged period of low interest rates could negatively impact the Bank's earnings and dividend yield as the Bank's interest rate spread remains low and the Bank's higher yielding assets mature or prepay in a low yield environment. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income for further discussion of the Bank's yield on assets, interest-rate spread, and reinvestment risk.

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

Federal agencies including the Finance Agency, Fannie Mae, and Freddie Mac have implemented various measures and programs during the past few years intended to prevent foreclosure, such as lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. These programs, proposals, and other measures could negatively impact investments in MBS, including the timing of cash flows and yield the Bank realizes from those investments. Additional developments could result in further increases to loss projections from these investments. Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in agency MBS. If that should occur, these investments would be paid off in advance of original expectations, subjecting the Bank to acceleration of premium amortization and reinvestment risk.

The Bank's exposure to credit risk could have an adverse effect on the Bank's financial condition and results of operations.

The Bank faces credit risk on advances, investments, derivatives, and mortgage loan assets. The Bank requires advances and other extensions of credit to be fully secured with collateral. The Bank evaluates the types of collateral pledged by the member and assigns a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If the Bank has insufficient collateral before or after an event of payment default or failure of the member, or the Bank is unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, the Bank could experience a credit loss on advances, which could adversely affect its financial condition and results of operations.

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

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody's at the time of purchase. As of December 31, 2014, 18.0 percent of the Bank's MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have improved recently; however, given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that declines in fair value in the Bank's MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank's financial condition and results of operation.

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

The Bank uses a significant amount of derivative instruments to attempt to reduce its interest-rate risk and mortgage prepayment risk. The Bank determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of advances. As a result, the Bank's effective use of these instruments depends on the ability of the Bank to determine the appropriate hedging positions in light of the Bank's assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of the Bank's hedging strategy depends upon the Bank's ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the Bank's corresponding obligations.

The Dodd-Frank Act resulted in new statutory and regulatory requirements for derivative transactions, including those transactions used by the Bank to hedge interest-rate risk and other risks. As a result of these requirements, certain interest-rate swap transactions, whether they are initially executed with a swap dealer or subject to mandatory execution through a swap execution facility, are required to be cleared through a third-party central clearinghouse. Additionally, initial margin and variation margin are required to be posted for cleared derivatives. Furthermore, in 2014, the Commodity Futures Trading Commission proposed a rule, along with other regulators, that would subject non-cleared swaps to a mandatory two-way initial margin requirement, among other things. Any of these margin and capital requirements could adversely affect the liquidity and pricing of derivative transactions entered into by the Bank, making derivative trades more costly and less attractive as risk management tools.

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

The Bank makes significant use of business and financial models for managing risk. For example, the Bank uses models to measure and monitor exposures to various risks, including interest rate, prepayment, and other market risks, as well as credit risk. The Bank also uses models in determining the fair value of certain financial instruments when independent price quotations are not available or reliable. The degree of judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on the Bank's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of the Bank's instruments, as well as the Bank's financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different from actual results.

If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective.

The Bank may not be able to pay dividends at rates consistent with target ratios or to repurchase or redeem members' capital stock.

The Bank's board of directors may declare dividends on the Bank's capital stock, payable to members, from the Bank's unrestricted retained earnings and current net earnings. The Bank's ability to pay dividends and to repurchase or redeem capital stock is subject to statutory and regulatory liquidity requirements. The Bank has adopted a capital management plan to address regulatory guidance issued to all FHLBanks regarding retained earnings. The Bank's capital management plan requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank's control. Events such as changes in interest rates, collateral value, credit quality of members, and any future other-than-temporary impairment losses may affect the adequacy of the Bank's retained earnings and may require the Bank to reduce its dividends from its target ratios or suspend dividends altogether to achieve and maintain the targeted amount of retained earnings or to limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings. These actions could cause a reduction in members' demand for advances, or make it difficult for the Bank to retain existing members or to attract new members.

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

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of the systems and technology. Computer systems, software and networks can be vulnerable to failures and interruptions, including as the result of any “cyberattacks” (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) or other breaches of technology security, that may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. These failures, interruptions or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information related to the Bank's advances collateral and AHP and MPF program activities, or otherwise interrupt the Bank's ability to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. The Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of, any such failure, interruption or cyberattack. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions or other harm.

The Bank’s controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate.

The Bank may fail to identify and manage risks related to a variety of aspects of its business, including operational risk, legal and compliance risk, interest-rate risk, liquidity risk, market risk and credit risk. The Bank has adopted controls, procedures, policies and systems to monitor and manage these risks. The Bank’s management cannot provide complete assurance that those controls, procedures, policies and systems are adequate to identify and manage the risks inherent in the Bank’s business. In addition, because the Bank’s business continues to evolve, the Bank may fail to fully understand the implications of changes in the business, and therefore, it may fail to enhance Bank’s risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition and results of operations.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member's satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems at par value the member's capital stock upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank's capital plan. Since November 20, 2012, the Bank has repurchased activity-based excess capital stock on a daily basis. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2015, the Bank had 962 member and non-member shareholders and 47 million shares of its capital stock outstanding (including mandatorily redeemable shares).

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The Bank declared quarterly cash dividends in 2014 and 2013 as outlined in the table below (dollars in millions).

	2014		2013
Quarter	Amount	Annualized Rate (%) (1)	Amount	Annualized Rate (%) (2)
First	$44	3.74	$29	2.32
Second	44	3.74	26	2.29
Third	43	3.73	29	2.53
Fourth	51	4.23	32	2.76
____________
(1) Dividend rate was equal to the average three-month LIBOR for the preceding quarter plus 350 basis points for the first, second, and third quarters of 2014 and 400 basis points for the fourth quarter of 2014.
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

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of stock or otherwise issuing new "excess stock" if that FHLBank has excess stock greater than one percent of that FHLBank's total assets or if issuing such dividends or new excess stock would cause that FHLBank to exceed the one percent excess stock limitation. Excess stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank's capital plan. As of December 31, 2014, the Bank's excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of stock or issued new "excess stock," and a member's existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

The Bank's board of directors has adopted a capital management plan that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of the Bank's capital management plan, dividends, and the Amended Joint Capital Enhancement Agreement (Capital Agreement) pursuant to which the restricted retained earnings account was established, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Because only member, former member, and certain non-member institutions, not individuals, may own the Bank's capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members' obligations, members' letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $19.5 billion, $13.9 billion, and $6.3 billion in standby letters of credit in 2014, 2013, and 2012, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     Selected Financial Data.

The following selected historical financial data of the Bank should be read in conjunction with the Banks 2014 audited financial statements and related notes thereto, and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2010 to 2014, have been derived from annual financial statements, including the statements of condition as of December 31, 2014 and 2013 and the related statements of income for the years ended December 31, 2014, 2013, and 2012 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table, and in the financial statements included in this Report, is not necessarily indicative of the financial condition or results of operations of any other interim or yearly periods (dollars in millions):

	As of and for the Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Condition (as of year end)
Total assets	$138,344	$122,316	$123,705	$125,270	$131,798
Investments (1)	36,502	26,944	30,454	36,138	39,879
Mortgage loans held for portfolio	749	929	1,255	1,639	2,040
Allowance for credit losses on mortgage loans	(3)	(11)	(11)	(6)	(1)
Advances	99,644	89,588	87,503	86,971	89,258
Interest-bearing deposits	1,110	1,752	2,094	2,655	3,093
Consolidated obligations, net:
Discount notes	37,162	32,202	31,737	24,330	23,915
Bonds	92,088	80,728	82,947	90,662	95,198
Total consolidated obligations, net (2)	129,250	112,930	114,684	114,992	119,113
Mandatorily redeemable capital stock	19	24	40	286	529
Affordable Housing Program payable	65	74	80	109	126
Payable to REFCORP	—	—	—	—	20
Capital stock - putable	5,150	4,883	4,898	5,718	7,224
Retained earnings	1,746	1,657	1,435	1,254	1,124
Accumulated other comprehensive income (loss)	95	112	(58)	(411)	(402)
Total capital	6,991	6,652	6,275	6,561	7,946
Statements of Income (for the year ended)
Net interest income	323	341	376	459	544
(Reversal) provision for credit losses	(5)	5	6	5	—
Net impairment losses recognized in earnings	(3)	—	(16)	(118)	(143)
Net (losses) gains on trading securities	(60)	(100)	(67)	2	31
Net gains (losses) on derivatives and hedging activities	120	204	117	(9)	8
Letters of credit fees	26	20	18	19	14
Other income (3)	22	42	3	2	3
Noninterest expense (4)	132	127	125	123	79
Income before assessments	301	375	300	227	378
Assessments (5)	30	37	30	43	100
Net income	271	338	270	184	278
Performance Ratios (%)
Return on equity (6)	4.11	5.42	4.26	2.52	3.42
Return on assets (7)	0.21	0.28	0.22	0.15	0.19
Net interest margin (8)	0.25	0.29	0.31	0.37	0.38
Regulatory capital ratio (as of year end) (9)	5.00	5.37	5.15	5.79	6.74
Equity to assets ratio (10)	5.09	5.18	5.25	5.91	5.63
Dividend payout ratio (11)	67.30	34.52	32.82	29.48	9.63

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2014	$718,218
December 31, 2013	654,076
December 31, 2012	574,257
December 31, 2011	578,118
December 31, 2010	678,528

(3)
Other income includes service fees and other. For the years ended December 31, 2014 and 2013, amount includes $15 million and $6 million net gain on early extinguishment of debt, respectively, For the years ended December 31, 2014 and 2013, amount includes a $4 million and $33 million gain on litigation settlements, net, respectively.

(4)
For the year ended December 31, 2010, amount includes $51 million which represents the reversal of a portion of the provision for credit losses established on a receivable due from Lehman Brothers Special Financing Inc..

(5)	On August 5, 2011, the Finance Agency certified that the FHLBanks have satisfied their Resolution Funding Corporation (REFCORP)
obligation.

(6)	Calculated as net income divided by average total equity.

(7)	Calculated as net income divided by average total assets.

(8)	Net interest margin is net interest income as a percentage of average earning assets.

(9)
Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of year end.

(10)	Calculated as average total equity divided by average total assets.

(11)	Calculated as dividends declared during the year divided by net income during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank's financial condition as of December 31, 2014 and 2013, and results of operations for the years ended December 31, 2014, 2013, and 2012. This section explains the changes in certain key items in the Bank's financial statements from year to year, the primary factors driving those changes, the Bank's risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank's future performance, as well as how certain accounting principles affect the Bank's financial statements.

This discussion should be read in conjunction with the Bank's audited financial statements and related notes for the year ended December 31, 2014 included in Item 8 of this Report. Readers also should review carefully “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank's actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition
As of December 31, 2014, total assets were $138.3 billion, an increase of $16.0 billion or 13.1 percent, from December 31, 2013. This increase was primarily due to a $10.1 billion, or 11.2 percent, increase in advances and a $9.6 billion, or 35.5 percent increase in total investments, partially offset by a $3.5 billion, or 79.1 percent, decrease in cash and due from banks.
As of December 31, 2014, total liabilities were $131.4 billion, an increase of $15.7 billion, or 13.6 percent, from December 31, 2013. This increase was primarily due to a $16.3 billion, or 14.5 percent, increase in COs to fund the increase in advances.
As of December 31, 2014, total capital was $7.0 billion, an increase of $339 million, or 5.10 percent, from December 31, 2013. The increase in total capital from December 31, 2013 to December 31, 2014 was primarily due to the issuance of $5.0 billion in capital stock related to new advance activity and $254 million in comprehensive income during the period. Comprehensive income consists of $271 million of net income and $17 million in other comprehensive loss. This increase was partially offset by the repurchase/redemption of $4.8 billion in excess capital stock, excluding capital stock classified as mandatorily redeemable capital stock, and the payment of $182 million in dividends.

Results of Operations
The Bank recorded net income of $271 million for 2014, a decrease of $67 million, or 19.9 percent, from net income of $338 million for 2013. Interest income decreased by $113 million primarily due to decreased yields on advances and long-term investments. This decrease was offset by a $95 million decrease in interest expense, which resulted in a decrease in net interest income of $18 million for 2014. Noninterest income decreased $61 million during 2014, compared to 2013, primarily due to higher litigation settlements related to MBS during 2013 and decreases in net gains on derivatives and hedging activities resulting from lower long-term interest rates during 2014. This decrease was partially offset by a decrease in net losses on trading securities, as well as by the prepayment of previously restructured advances prior to their maturity.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 4.11 percent for 2014 compared to 5.42 percent for 2013. ROE decreased for 2014, compared to 2013, primarily as a result of a decrease in net income, and an increase in average total capital during the year. ROE spread to three-month average LIBOR decreased to 388 basis points for 2014 compared to 515 basis points for 2013. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.
The Bank’s interest rate spread was relatively stable at 24 basis points and 26 basis points for 2014 and 2013, respectively.

Business Outlook
During 2014, the Bank maintained its focus on an advances-driven, conservative-risk, steady-return business model, which enabled the Bank to report net income, pay dividends and repurchase excess stock consistently throughout the year despite continued uncertainties in the market.
The state of the economy is the single largest driver in determining the Bank's overall business outlook and impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank's portfolio. While certain areas of the economy are experiencing improvement, such as unemployment, consumer confidence, and housing, the improvement is modest. In addition, the outcome of certain factors, such as fiscal and monetary policies or performance of global economies, could have a significant effect - either positive or negative - on the national economy and the Bank's economic performance.
The prolonged low interest rate environment has resulted in borrowers strongly favoring short-term advances, and the Bank expects this preference to continue during 2015. Although the Bank experienced an overall increase in advances during 2014 compared to 2013, the high proportion of short-term advances subjects the Bank to significant advance rollover risk. In addition, members continue to experience high levels of liquidity and low-to-modest loan demand, which may reduce overall member demand for advances. Given the economic uncertainties discussed above, the Bank cannot accurately predict its ability to refinance or grow advances during the year. The Bank continues to focus on developing additional products and services that enhance members' ability to respond to economic conditions and their increasing regulatory compliance requirements such as liquidity requirements based on Basel III.
The continued low rate environment also creates challenges for the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with few attractive reinvestment opportunities, and for the Bank's debt portfolio, as maturing debt is refinanced at less attractive spreads. The Bank expects these trends to continue while interest rates remain low, which could continue to negatively affect net interest income. Although a higher interest rate environment is more favorable for the Bank's total profitability, it may have a negative impact on ROE spread to LIBOR.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2014		2013		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$99,644	72.03	$89,588	73.24	$10,056	11.22
Long-term investments	27,147	19.62	24,142	19.74	3,005	12.45
Short-term investments	9,355	6.76	2,802	2.29	6,553	233.84
Mortgage loans, net	746	0.54	918	0.75	(172)	(18.70)
Other assets	1,452	1.05	4,866	3.98	(3,414)	(70.17)
Total assets	$138,344	100.00	$122,316	100.00	$16,028	13.10
Consolidated obligations, net:
Discount notes	$37,162	28.29	$32,202	27.84	$4,960	15.40
Bonds	92,088	70.11	80,728	69.80	11,360	14.07
Deposits	1,110	0.84	1,752	1.51	(642)	(36.64)
Other liabilities	993	0.76	982	0.85	11	1.08
Total liabilities	$131,353	100.00	$115,664	100.00	$15,689	13.56
Capital stock	$5,150	73.67	$4,883	73.41	$267	5.47
Retained earnings	1,746	24.96	1,657	24.90	89	5.34
Accumulated other comprehensive income	95	1.37	112	1.69	(17)	(14.64)
Total capital	$6,991	100.00	$6,652	100.00	$339	5.10

Advances

The following table sets forth the Bank's advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2014		2013
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$—	—	$2	5.36
Due in one year or less	57,675	0.38	51,331	0.51
Due after one year through two years	12,283	1.00	5,366	1.77
Due after two years through three years	9,435	2.26	6,136	1.75
Due after three years through four years	5,146	3.07	8,495	2.04
Due after four years through five years	2,910	2.39	5,088	3.18
Due after five years	10,433	3.86	11,464	3.91
Total par value	97,882	1.21	87,882	1.42
Discount on AHP advances	(7)		(8)
Discount on EDGE(1) advances	(5)		(7)
Hedging adjustments	1,778		1,726
Deferred commitment fees	(4)		(5)
Total	$99,644		$89,588
____________
(1) Economic Development and Growth Enhancement Program

Advances outstanding as of December 31, 2014 increased by 11.2 percent compared to December 31, 2013. As a result of the prolonged low interest rate environment, the majority of new advances are short-term advances. As of December 31, 2014, 74.5 percent of the Bank's advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, the majority of which are based on LIBOR. As of December 31, 2014 and 2013, 41.9 percent and 41.7 percent, respectively, of the Bank's fixed-rate advances were swapped and 2.56 percent and 28.2 percent, respectively, of the Bank's variable-rate advances were swapped. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

As of December 31, 2014, 74.4 percent of the Bank's total advances were outstanding to its 10 largest borrowing member institutions. Further information regarding the Bank's 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2014 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank's advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).

Investments
The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

	As of December 31,		Increase (Decrease)
	2014	2013	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$1,010	$1,007	$3	0.28
Securities purchased under agreements to resell	1,960	—	1,960	100.00
Federal funds sold	6,385	1,795	4,590	255.71
Total short-term investments	9,355	2,802	6,553	233.84
Long-term investments:
State or local housing agency debt obligations	82	93	(11)	(11.24)
U.S. government agency debt obligations	7,935	5,404	2,531	46.83
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	366	465	(99)	(21.36)
Government-sponsored enterprises single family residential	13,665	13,311	354	2.65
Government-sponsored enterprises multi-family commercial	1,663	641	1,022	159.50
Private-label residential	3,436	4,228	(792)	(18.71)
Total mortgage-backed securities	19,130	18,645	485	2.60
Total long-term investments	27,147	24,142	3,005	12.45
Total investments	$36,502	$26,944	$9,558	35.47
____________

(1)	As of December 31, 2014 and 2013, interest-bearing deposits includes a $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers.

The increase in short-term investments from December 31, 2013 to December 31, 2014 was primarily due to an increase in federal funds sold and securities purchased under agreements to resell as a result of increased liquidity requirements to meet expected advances demand. The amount held in federal funds sold or securities purchased under agreements to resell will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earning rates, and the availability of high quality counterparties. Throughout 2014, the federal funds rate on federal funds sold was at or above the Bank's minimum investment target rate, as determined by the Bank's internal policy, which allowed the Bank to invest its available cash in federal funds sold or in securities purchased under agreements to resell.

The increase in long-term investments from December 31, 2013 to December 31, 2014 was primarily due to an increase in GSE MBS, partially offset by a decrease in private-label MBS. The Bank suspended new purchases of private-label MBS beginning in the first quarter of 2008, resulting in a greater percentage of GSE MBS as of December 31, 2014 compared to December 31, 2013.

The Finance Agency regulations prohibits an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of as of December 31, 2014 and 2013, as these investments amounted to 275 percent and 282 percent of regulatory capital, respectively.
Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2014 audited financial statements for information on securities with unrealized losses as of December 31, 2014 and 2013.
The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s 2014 audited financial statements.

Mortgage Loans Held for Portfolio
The decrease in mortgage loans held for portfolio from December 31, 2013 to December 31, 2014 was primarily due to the maturity and prepayment of these assets during the year. The Bank ceased purchasing new mortgage loans in 2008. In addition, during the third quarter of 2013, the Bank reclassified its multifamily mortgage loan portfolio from the held-for-portfolio classification to mortgage loans held for sale. Subsequently, in August 2013, these loans, with an unpaid principal balance of $18 million, were sold, which resulted in a gain of less than $1 million.
As of December 31, 2014 and 2013, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2014	2013
	Percent of Total	Percent of Total
Florida	26.98	27.04
South Carolina	25.26	24.59
Georgia	14.14	14.34
North Carolina	10.57	10.92
Virginia	8.04	7.95
All other	15.01	15.16
Total	100.00	100.00

Supplementary financial data on the Bank's mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The increase in COs from December 31, 2013 to December 31, 2014 is a result of an increase in advances outstanding during the period. As of December 31, 2014, CO issuances financed 93.4 percent of the $138.3 billion in total assets, remaining relatively stable compared to the financing ratio of 92.3 percent as of December 31, 2013.
As of December 31, 2014 and December 31, 2013, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2014 and 2013, 88.6 percent and 77.5 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped and 0.33 percent and 0.34 percent, respectively, of the Bank’s variable-rate CO bonds were swapped. As of December 31, 2014, 4.65 percent of the Bank's fixed-rate CO discount notes were swapped, and no discount notes were swapped to a variable rate as of December 31, 2013.
As of December 31, 2014, callable CO bonds constituted 24.6 percent of the total par value of CO bonds outstanding, compared to 29.8 percent as of December 31, 2013. This decrease was due to market conditions during 2013 that favored the issuance of callable CO bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable CO bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn will generally call the hedged CO bond. These call features pose risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Swap spreads typically tend to decrease as interest rates decrease, resulting in less favorable funding costs for the Bank. Call options on unhedged callable CO bonds generally are exercised when the bond can be replaced at a lower economic cost.
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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank's compliance with these requirements, are shown in detail in Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's 2014 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 19, 2014, the Bank received notification from the Director that, based on September 30, 2014 data, the Bank meets the definition of “adequately capitalized.”
As of December 31, 2014 and 2013, the Bank had capital stock subject to mandatory redemption from 12 and 17 members and former members, respectively, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

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

The FHLBanks entered into a Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement each FHLBank allocates 20 percent of its net income each quarter to a separate retained earnings account until the account balance equals at least one percent of the FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Effective October 28, 2013, the Finance Agency issued a final rule that requires each FHLBank to implement stress testing under baseline, adverse, and severely adverse scenarios on its consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. Under the rule, the Finance Agency will annually issue guidance on the scenarios, assumptions and methodologies to be used in conducting the stress test. The Bank is required to annually disclose publicly the results of its severely adverse economic conditions stress test. The Bank filed a report on Form 8-K disclosing the results of the severely adverse economic conditions stress test on July 17, 2014. The Bank expects to disclose its 2015 severely adverse economic conditions stress test results between July 15 and July 30, 2015.
Under its capital management plan, the Bank targets a capital-to-assets ratio of 4.75 percent to 5.25 percent, and retained earnings equal to the restricted retained earnings account balance plus extremely stressed scenario losses. The Bank also attempts to maintain additional retained earnings equal to two quarters of dividends, based on the current dividend rate and current stock balance. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members' appetite for advances. The Bank targets the payment of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank's dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank's ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank's actual financial performance, its ability to maintain adequate retained earnings, and the discretion of the Bank's board of directors. Information about the Bank's dividends declared during 2014 and 2013 is contained in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the years ended December 31, 2014, 2013, and 2012.

Net Income
The following table sets forth the Bank’s significant income items for the years ended December 31, 2014, 2013, and 2012, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Amount	Percent	Amount	Percent
Net interest income	$323	$341	$376	$(18)	(5.63)	$(35)	(8.95)
(Reversal) provision for credit losses	(5)	5	6	(10)	(194.82)	(1)	(19.24)
Noninterest income	105	166	55	(61)	(36.65)	111	200.17
Noninterest expense	132	127	125	5	3.22	2	2.64
Total assessments	30	37	30	(7)	(19.83)	7	23.86
Net income	$271	$338	$270	$(67)	(19.93)	$68	24.93

Net Interest Income
The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including COs, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees earned and the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments. The Bank also recognizes significant improvements in expected cash flows related to other-than-temporary impairment securities through net interest income.
The decrease in net interest income during 2014, compared to 2013, was primarily due to an eight basis points decrease in yield on the Bank's advances and a 39 basis points decrease in yield on the Bank's long-term investments portfolio. The decrease in yield on advances was primarily due to $48 million of accelerated amortization related to prepayments of previously restructured advances during the third quarter of 2014, as well as a reduction in rates on advances due to the issuance of shorter-term advances during the year. The yield on the Bank’s long-term investment portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments, as well as due to hybrid investments converting from a fixed interest rate to a lower variable interest rate. The decrease in net interest income was partially offset by a reduction in rates on the Bank's long-term debt during the year.
The decrease in net interest income during 2013, compared to 2012, was primarily due to a 50 basis points decrease in yield on the Bank’s long-term investments portfolio during the year due to the same reasons as stated above. The decrease in net interest income was partially offset by a reduction in rates on the Bank's long-term debt during 2013.

The following table summarizes key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2014	2013	2012
Interest income:
Advances	$180	$233	$294
Investments	448	497	603
Mortgage loans	50	61	76
Total interest income	678	791	973

Interest expense:
Consolidated obligations	354	448	593
Interest-bearing deposits	—	1	1
Mandatorily redeemable capital stock	1	1	3
Total interest expense	355	450	597
Net interest income	$323	$341	$376
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $608 million, $623 million, and $1.0 billion during the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2014, 2013, and 2012 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread. The Bank's interest-rate spread was 24 basis points, 26 basis points, and 27 basis points for 2014, 2013, and 2012, respectively. The decrease in interest-rate spread from 2013 to 2014, was primarily due to a decrease in yield on advances primarily due to accelerated amortization related to prepayments of previously restructured advances and a reduction in rates on advances due to the issuance of shorter-term advances during the year. The decrease in interest rate-spread from 2012 to 2013, was primarily due to a decrease in yield on the Bank's long-term investments portfolio.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,685	$4	0.15	$3,204	$5	0.15	$4,279	$7	0.17
Certificates of deposit	—	—	—	219	—	0.20	702	2	0.30
Securities purchased under agreements to resell	1,715	1	0.08	1,089	1	0.08	293	1	0.20
Federal funds sold	8,213	8	0.10	7,424	9	0.12	10,356	18	0.17
Long-term investments (2)	24,220	435	1.80	21,987	482	2.19	21,333	575	2.69
Advances	90,290	180	0.20	84,452	233	0.28	81,857	294	0.36
Mortgage loans (3)	836	50	5.92	1,079	61	5.67	1,438	76	5.33
Loans to other FHLBanks	3	—	0.07	1	—	0.09	1	—	0.12
Total interest-earning assets	127,962	678	0.53	119,455	791	0.66	120,259	973	0.81
Allowance for credit losses on mortgage loans	(5)			(11)			(9)
Other assets	1,409			1,068			799
Total assets	$129,366			$120,512			$121,049
Liabilities and Capital
Interest-bearing deposits (4)	$1,435	—	0.01	$2,227	1	0.02	$2,482	1	0.05
Short-term debt	29,903	29	0.10	23,421	27	0.11	22,316	25	0.11
Long-term debt	89,014	325	0.37	85,466	421	0.49	85,550	568	0.66
Other borrowings	22	1	4.24	30	1	2.51	154	3	1.92
Total interest-bearing liabilities	120,374	355	0.29	111,144	450	0.40	110,502	597	0.54
Other liabilities	2,412			3,129			4,195
Total capital	6,580			6,239			6,352
Total liabilities and capital	$129,366			$120,512			$121,049
Net interest income and net yield on interest-earning assets		$323	0.25		$341	0.29		$376	0.31
Interest rate spread			0.24			0.26			0.27
Average interest-earning assets to interest-bearing liabilities			106.30			107.48			108.83
___________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall change in net interest income between 2014 and 2013, and between 2013 and 2012, was primarily rate related.

	2014 vs. 2013			2013 vs. 2012
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(1)	$—	$(1)	$(2)	$—	$(2)
Certificates of deposit	—	—	—	(1)	(1)	(2)
Securities purchased under agreements to resell	—	—	—	1	(1)	—
Federal funds sold	1	(2)	(1)	(5)	(4)	(9)
Long-term investments	45	(92)	(47)	17	(110)	(93)
Advances	16	(69)	(53)	9	(70)	(61)
Mortgage loans	(14)	3	(11)	(20)	5	(15)
Total	47	(160)	(113)	(1)	(181)	(182)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	(1)	(1)	—	—	—
Short-term debt	6	(4)	2	2	—	2
Long-term debt	17	(113)	(96)	(1)	(146)	(147)
Other borrowings	—	—	—	(3)	1	(2)
Total	23	(118)	(95)	(2)	(145)	(147)
Increase (decrease) in net interest income	$24	$(42)	$(18)	$1	$(36)	$(35)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2014 vs. 2013		2013 vs. 2012
	2014	2013	2012	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(3)	$—	$(16)	$(3)	*	$16	99.96
Net losses on trading securities	(60)	(100)	(67)	40	39.66	(33)	(49.01)
Net gains on derivatives and hedging activities	120	204	117	(84)	(41.05)	87	74.03
Gain on early extinguishment of debt	15	6	—	9	168.82	6	100.00
Letters of credit fees	26	20	18	6	33.51	2	9.79
Gain on litigation settlements, net	4	33	—	(29)	(87.56)	33	100.00
Other	3	3	3	—	(6.89)	—	(12.60)
Total noninterest income	$105	$166	$55	$(61)	(36.65)	$111	200.17
____________
* Not meaningful

The $84 million decrease in net gains on derivatives and hedging activities during 2014, compared to 2013, was primarily due to a decrease in gains on effective hedges of $76 million as well as a decrease in gains of $37 million on stand-alone derivatives that hedge the trading securities. There was also a $27 million decrease in gains associated with the Bank's stand-alone derivatives used to macro hedge the MBS portfolio. The decrease in long-term interest rates during 2014 was the primary driver of the reduced fair value and resulting decreased income in these items. The decrease in net gains on derivatives and hedging activities was partially offset by the prepayment of previously restructured advances prior to their maturity.

The $87 million increase in net gains on derivatives and hedging activities during 2013, compared to 2012, was primarily due to an increase in gains on effective hedges of $56 million as well as an increase in gains of $40 million on stand-alone derivatives that hedge the trading securities. There was also a $17 million increase in gains associated with the Bank's stand-

alone derivatives used to macro hedge the MBS portfolio. This increase was partially offset by a $23 million decrease in gains associated with geography related amortizations and interest reclassifications that are offset in net interest income.

The $33 million increase in net losses on trading securities during 2013, compared to 2012, was primarily due to a decrease in the fair value of securities due to changes in rates during 2013. As noted above, the increase in the loss on the trading securities was offset by an increase in the gains on the derivatives hedging these securities of $40 million.

In 2014 and 2013, the Bank agreed with certain of its defendants to settle claims against them arising from certain investments in private-label MBS.  As a result of these settlement agreements, during 2014 and 2013 the Bank recorded gains on litigation settlements of $4 million and $33 million, respectively, which are net of legal fees and expenses.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2014
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(234)	$—	$4	$—	$(230)
Net interest settlements included in net interest income (2)	(875)	—	497	—	(378)
Total effect on net interest (expense) income	$(1,109)	$—	$501	$—	$(608)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$145	$—	$2	$—	$147
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(9)	1	(19)	(27)
Total net gains (losses) on derivatives and hedging activities	145	(9)	3	(19)	120
Net losses on trading securities (3)	—	(60)	—	—	(60)
Total effect on noninterest income (loss)	$145	$(69)	$3	$(19)	$60
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

	For the Year Ended December 31, 2012
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(245)	$—	$32	$—	$(213)
Net interest settlements included in net interest income (2)	(1,397)	—	574	—	(823)
Total effect on net interest (expense) income	$(1,642)	$—	$606	$—	$(1,036)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$199	$—	$(32)	$—	$167
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(46)	3	(7)	(50)
Total net gains (losses) on derivatives and hedging activities	199	(46)	(29)	(7)	117
Net losses on trading securities (3)	—	(67)	—	—	(67)
Total effect noninterest income (loss)	$199	$(113)	$(29)	$(7)	$50
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned,” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Noninterest expense:
Compensation and benefits	$73	$69	$68	$4	$1
Cost of quarters	5	5	5	—	—
Other operating expenses	36	39	35	(3)	4
Total operating expenses	114	113	108	1	5
Finance Agency and Office of Finance	14	14	16	—	(2)
Other	4	—	1	4	(1)
Total noninterest expense	132	127	125	5	2

Affordable Housing Program assessments	30	37	30	(7)	7
Total noninterest expense and assessments	$162	$164	$155	$(2)	$9
Total noninterest expense remained relatively stable during 2014, 2013, and 2012.

The increase in assessments during 2013, compared to 2014 and 2012, was due to an increase in income before assessments during the year.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2014. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2014.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2014, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of December 31, 2014 and 2013. As of December 31, 2014, the FHLBanks had $847.2 billion in aggregate par value of COs issued and outstanding, $129.0 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals, or that have no stated maturity and are subject to renewal on an annual basis, based on the creditworthiness of the member applicant and appropriate additional fees. Letters of credit increased $3.1 billion, or 11.3 percent from December 31, 2013 to December 31, 2014, as a number of member institutions increased their use of the Bank's letters of credit in connection with their management of recent liquidity coverage ratio requirements.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2014. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
Refer to Note 20—Commitments and Contingencies to the Bank's 2014 audited financial statements for more information about the Bank's outstanding letters of credit.

Contractual Obligations

The tables below present the payment due dates or expiration terms of the Bank's contractual obligations and commitments as of December 31, 2014 (in millions):

	One year or less	After one year through three years	After three years through five years	After five years	Total
Long-term debt	$52,081	$25,799	$8,065	$5,843	$91,788
Standby letters of credit	7,409	2,151	8,531	12,837	30,928
Mandatorily redeemable capital stock	9	9	1	—	19
Commitments to fund additional advances	189	20	—	—	209
Pension and post-retirement contributions	11	6	7	22	46
Operating leases	1	1	—	—	2
Total	$59,700	$27,986	$16,604	$18,702	$122,992

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

As of December 31, 2014 and 2013, the fair value of the Bank's available-for-sale private-label MBS investment portfolio was determined using unobservable inputs due to a lack of significant market activity for private-label MBS.

Refer to Note 19—Estimated Fair Values to the Bank's 2014 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities in unrealized loss positions for other-than-temporary impairment on a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines it will not recover the entire amortized cost basis of a security. Securities in the Bank's private-label MBS portfolio that are in an unrealized loss position are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds while factoring in the underlying collateral and credit enhancement.

If the present value of the expected cash flows of a particular security is less than the security's amortized cost basis, the security is considered to be other-than temporarily impaired. The amount of the other-than-temporary impairment is separated into two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in noninterest income (loss). The credit loss on a debt security is limited to the amount of that security's unrealized loss. If the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive income.

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

In periods subsequent to an other-than-temporary impairment, if the present value of cash flows expected to be collected is greater than amortized cost by a significant amount, an adjustment is made to the security's yield on a prospective basis. Therefore, the Bank recognizes significant improvements in expected cash flows through interest income.

Allowance for Credit Losses

The Bank is required to assess potential credit losses and establish an allowance for credit losses, if required, for each identified portfolio segment of financing receivables. A portfolio segment is the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of the following portfolio segments of financing receivables: advances and letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, multifamily residential mortgage loans, term federal funds sold, and term securities purchased under agreements to resell.

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

Advances and Letters of Credit

Finance Agency regulations require the Bank to obtain eligible collateral from borrowing members to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower's collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance or letter of credit. Based on the collateral held as security, its collateral policies, management's credit analysis and the repayment history on advances, the Bank did not anticipate any credit losses on advances or letters of credit as of December 31, 2014 and 2013. Accordingly, the Bank has not recorded any allowance for credit losses on advances or letters of credit. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank's credit risk policies and practice.

Conventional Single-family Residential Mortgage Loans

Modified loans that are considered a troubled debt restructuring are evaluated individually for impairment. All other conventional single-family residential mortgage loans are evaluated collectively for impairment. The allowance for conventional single-family residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups. For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics. For loans that are more than 60 days past due, the allowance is determined using an automated valuation model. Prior to January 1, 2014, the overall allowance for credit losses on conventional single-family residential mortgage loans was determined by an analysis (performed at least quarterly) that included consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank's evaluation of past performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

Term Federal Funds Sold
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that are considered by the Bank to be of investment quality. The Bank's investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2014 and 2013.

Term Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that are considered by the Bank to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2014 and 2013.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank's 2014 audited financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management's estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives on the balance sheet at fair value with changes in fair value recognized in current period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2014 and 2013. The Bank uses derivatives in its risk management program for the following purposes:

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and non-qualifying hedges in the income statement caption “Net gains on derivatives and hedging activities” which is included in the “Noninterest income (loss)” section of the Statements of Income.

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank's 2014 audited financial statements for a discussion of recently issued and adopted accounting guidance.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance and community lending mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments

FHLBank Membership. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
Impose a new test on all Bank members that requires them to maintain at least one percent of their assets in long-term first-lien home mortgage loans, including MBS, on an ongoing basis, with maturities of five years or more to maintain their membership in the Bank. The proposal also suggests the possibility of a two percent or a five percent test as options.

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the Bank.

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

•
Clarify how the Bank should determine the principal place of business of certain insurance companies or community development financial institutions for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

Although a number of Bank members may not meet one or more of the new tests if the proposed rule is adopted, the potential impact of the proposed rule on the Bank’s membership is currently unknown.

Margin and Capital Requirements for Covered Swap Entities.  On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, the Covered Swap Entities).

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

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015, and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

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

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) published its version of the Proposed Rule (“CFTC Proposed Rule”) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule were due by December 2, 2014.

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

Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to: (1) approve executive officer agreements that provide for compensation in connection with termination of employment and (2) review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, setting forth the standards that the Finance Agency would take into consideration when limiting or prohibiting golden parachute payments. The primary impact of this rule would be to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating.

Other Significant Developments

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets (which will be subject to less stringent requirements under the LCR rule). The LCR rule requires such covered companies to maintain an amount of high quality liquid assets (HQLA) that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to the Bank but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25 percent of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A HQLA, where 0 percent and 15 percent run-off assumptions apply, respectively.  At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015, and requires that all covered companies be fully compliant by January 1, 2017.

Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds under the Investment Company Act of 1940. The final regulations, which became effective on October 14, 2014, will among other things:

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

Joint Final Rule on Credit Risk Retention for Asset-backed Securities. On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of asset-backed securities (ABS) to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum 5 percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

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

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule became effective on February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015, and compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. The Bank has not yet determined the effect, if any, that this rule, may have on the Bank’s operations.

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

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile which enhances their ability to make effective strategic and tactical decisions. Additionally, the Bank aspires to achieve and exceed best practices in governance, ethics, and compliance, and to sustain a corporate culture that fosters transparency, integrity, and adherence to legal and ethical obligations.
The Bank's board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following nine continuing objectives that represent the foundation of the Bank's strategic and tactical planning:

•
Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent on the Bank's balance sheet and provide sufficient resiliency to withstand potential stressed losses.

•
Market Risk/Earnings - produce an ROE spread to 3-month LIBOR of 270 to 500 basis points, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets.

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

			As of December 31,
			2014	2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$9,488	$6,919
		Non-qualifying hedges	2	—
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	21,223	23,715
		Non-qualifying hedges	60	740
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	505	3,522
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	135	145
		Total	31,413	35,041
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,123	1,380
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,173	1,430
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	48,314	26,581
		Non-qualifying hedges	3,700	1,900
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	21,699	23,983
		Non-qualifying hedges	1,000	—
Receive variable with embedded features, pay variable interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair value hedges	—	20
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	25	25
		Total	74,738	52,509

			As of December 31,
			2014	2013
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	1,775	—
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	125
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	12,500
		Total	16,605	12,625
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	148	49
Interest rate swaption	To offset swaptions executed with members by executing swaptions with derivatives counterparties.	Non-qualifying hedges	—	40
		Total	148	89
Total notional amount			$125,852	$101,694

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2014			2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.48	0.36	0.23	0.62	0.47	0.26
Liabilities	0.29	0.39	0.27	0.37	0.48	0.36
Equity	4.00	(0.27)	(0.39)	5.21	0.28	(1.44)
Effective duration gap	0.19	(0.03)	(0.04)	0.25	(0.01)	(0.10)
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 19—Estimated Fair Values to the Bank's 2014 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2014			2013
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$135,393	$136,525	$137,087	$118,940	$120,261	$120,863
Liabilities	128,589	129,432	129,827	112,686	113,632	114,242
Equity	6,804	7,093	7,260	6,254	6,629	6,621
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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating based upon the Bank's assessment of the borrower and its collateral. Beginning March 31, 2014, the Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the 1-10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner.
The following table sets forth the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2014		2013
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	10	$3,717	7	$63
2	21	1,473	32	4,742
3	63	26,500	48	9,919
4	101	27,290	50	14,433
5	127	32,825	114	13,792
6	106	2,944	101	21,296
7	52	1,281	92	20,333
8	22	501	56	1,063
9	17	381	27	883
10	37	596	52	898

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of December 31, 2014, seven borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance balance was $16.3 billion.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the outstanding principal amount of all advances and other liabilities of the borrower to the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. For more information about the types of collateral held for the Bank’s advances refer to Note 10—Advances to the Bank’s 2014 audited financial statements.
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, multifamily and commercial real estate loans, and home equity loans and lines of credit pledged as collateral based on information provided by the member on individual loans or its loan portfolio through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans as well as a model risk component that takes into account model data uncertainty and estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The use of this market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and provides greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2014 and 2013.

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
Effective May 7, 2014, the Finance Agency regulations no longer permit the Bank to rely exclusively on nationally recognized statistical rating organization (NRSRO) ratings with respect to its investments. The Bank is required to make a determination of whether a security is investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's RMP and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities.

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

	As of December 31, 2014
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$845	$—	$—	$845
Canada	1,650	—	—	1,650
Germany	1,150	—	29	1,179
Netherlands	1,140	—	—	1,140
Sweden	600	—	—	600
United States of America	1,000	1,010	—	2,010
Total	$6,385	$1,010	$29	$7,424
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $2.8 billion as of December 31, 2013 to $7.4 billion as of December 31, 2014. There were five such counterparties, Landesbank Baden-Wuerttemberg, Branch Banking and Trust Company, Bank of Nova Scotia, Rabobank Nederland, and Australia & New Zealand Banking Group that each represented greater than 10 percent, and collectively represented 71.6 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2014 and 2013. As of December 31, 2014, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The tables below provide information on the credit ratings of the Bank’s investments held as of December 31, 2014 and 2013, based on their credit ratings as of December 31, 2014 and 2013 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of December 31, 2014
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$1,008	$—	$—	$—	$—	$—	$—	$—	$—	$1,010
Securities purchased under agreements to resell	—	—	250	1,000	710	—	—	—	—	—	—	1,960
Federal funds sold	—	1,945	3,815	625	—	—	—	—	—	—	—	6,385
Total short-term investments	—	1,947	5,073	1,625	710	—	—	—	—	—	—	9,355
Long-term investments:
State or local housing agency debt obligations	—	82	—	—	—	—	—	—	—	—	—	82
U.S. government agency debt obligations	—	7,935	—	—	—	—	—	—	—	—	—	7,935
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	366	—	—	—	—	—	—	—	—	—	366
Government-sponsored enterprises single family residential	—	13,665	—		—	—	—	—	—	—	—	13,665
Government-sponsored enterprises multi-family commercial	465	1,198	—	—	—	—	—	—	—	—	—	1,663
Private-label residential	—	14	56	388	591	424	844	219	129	765	6	3,436
Total mortgage-backed securities	465	15,243	56	388	591	424	844	219	129	765	6	19,130
Total long-term investments	465	23,260	56	388	591	424	844	219	129	765	6	27,147
Total investments	$465	$25,207	$5,129	$2,013	$1,301	$424	$844	$219	$129	$765	$6	$36,502
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $42 million as of December 31, 2014.

	As of December 31, 2013
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$1	$1,006	$—	$—	$—	$—	$—	$—	$—	$—	$1,007
Federal funds sold	—	—	1,395	400	—	—	—	—	—	—	—	1,795
Total short-term investments	—	1	2,401	400	—	—	—	—	—	—	—	2,802
Long-term investments:
State or local housing agency debt obligations	—	93	—	—	—	—	—	—	—	—	—	93
U.S. government agency debt obligations	—	5,404	—	—	—	—	—	—	—	—	—	5,404
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	465	—	—	—	—	—	—	—	—	—	465
Government-sponsored enterprises single family residential	—	13,311	—	—	—	—	—	—	—	—	—	13,311
Government-sponsored enterprises multi-family commercial	466	175	—	—	—	—	—	—	—	—	—	641
Private-label residential	—	62	123	511	523	809	534	323	161	1,176	6	4,228
Total mortgage-backed securities	466	14,013	123	511	523	809	534	323	161	1,176	6	18,645
Total long-term investments	466	19,510	123	511	523	809	534	323	161	1,176	6	24,142
Total investments	$466	$19,511	$2,524	$911	$523	$809	$534	$323	$161	$1,176	$6	$26,944
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $49 million as of December 31, 2013.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term secured loans with investment-grade counterparties. The Bank also from time to time enters into these transactions with members on the same terms as advances. Since transactions with members are secured, members are not required to have an investment grade rating. The Bank is inherently exposed to credit risk associated with the risk of default by, or insolvency of, any counterparty with whom it conducts business. However, based upon the collateral held as security and the investment-grade of the related counterparties, the Bank considers its credit exposure related to these investments to be minimal.
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2014 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The tables below provide information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of December 31, 2014 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$14	$14
A	—	—	—	9	47	56
BBB	—	—	—	93	256	349
BB	—	7	—	258	242	507
B	—	14	2	118	200	334
CCC	—	266	22	363	160	811
CC	30	134	39	43	—	246
C	74	11	49	10	—	144
D	—	280	375	107	—	762
Unrated	—	—	—	—	6	6
Total unpaid principal balance	$104	$712	$487	$1,001	$925	$3,229
Amortized cost	$86	$555	$397	$913	$913	$2,864
Gross unrealized losses	$—	$(3)	$—	$(2)	$(10)	$(15)
Fair value	$91	$606	$430	$944	$912	$2,983
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(2)	$—	$(1)	$—	$(3)
Non-credit-related losses	—	(2)	—	(1)	—	(3)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	88.06%	85.20%	88.10%	94.39%	98.67%	92.44%
Original weighted average credit support	15.72%	14.45%	10.46%	7.07%	3.86%	8.57%
Weighted average credit support	2.40%	0.78%	0.63%	5.44%	10.81%	5.13%
Weighted average collateral delinquency	13.85%	17.18%	17.16%	10.03%	8.32%	12.32%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$—	$—
A	—	—	—	—	—	—
BBB	—	—	—	—	40	40
BB	—	—	—	—	83	83
B	—	—	—	—	92	92
CCC	—	—	—	141	8	149
D	—	36	—	112	—	148
Total unpaid principal balance	$—	$36	$—	$253	$223	$512
Amortized cost	$—	$26	$—	$204	$224	$454
Gross unrealized losses	$—	$—	$—	$(13)	$(1)	$(14)
Fair value	$—	$29	$—	$198	$225	$452
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	80.15%	0.00%	78.36%	100.69%	88.23%
Original weighted average credit support	0.00%	12.29%	0.00%	28.09%	8.63%	18.48%
Weighted average credit support	0.00%	0.00%	0.00%	8.41%	12.96%	9.80%
Weighted average collateral delinquency	0.00%	28.47%	0.00%	24.81%	9.31%	18.31%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2014:

	Significant Inputs (1)
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Total Prime	16.78	6.08	32.36	7.41
Total Alt-A	14.36	20.68	37.93	3.69
Total	15.70	12.59	34.85	5.75
____________
(1) The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during 2014, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s 2014 audited financial statements.
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s 2014 audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0 percent lower than the base case. For the three months ended December 31, 2014 base case and adverse scenarios for credit losses on all other-than temporary impaired private-label MBS were $0 and $1 million, respectively.

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

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of December 31, 2014.

For cleared derivatives, the Bank is subject to credit risk due to non-performance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2014.

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

	As of December 31, 2014
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$11,781	$29	$(29)	$—	$—
Cleared derivatives	6,708	—	3	—	3
Liability positions with credit exposure:
Cleared derivatives	48,187	(335)	443	—	108
Total derivative positions with non-member counterparties to which the Bank had credit exposure	66,676	(306)	417	—	111
Member institutions (1)	74	1	—	(1)	—
Total	$66,750	$(305)	$417	$(1)	$111
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

Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $98 million of collateral (at fair value) to its bilateral derivative counterparties as of December 31, 2014.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFI. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2014, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
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

The unpaid principal balance of MPF Program mortgage loans was $659 million and $815 million as of December 31, 2014 and 2013, respectively. The allowance for credit losses on MPF loans was $3 million and $11 million as of December 31, 2014 and 2013, respectively. The decrease in the allowance for credit losses was related to certain enhancements to the Bank's allowance for credit loss calculation and the improvement of the credit quality of the portfolio.

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

The unpaid principal balance of MPP mortgage loans was $92 million and $115 million as of December 31, 2014 and 2013, respectively. The allowance for credit losses on MPP loans was less than $1 million as of December 31, 2014 and 2013.

Affordable Multifamily Participation Program

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

Business Risk

Business risk is the risk of an adverse effect on the Bank's profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank's control. In particular, during 2014 and continuing in 2015, the Bank faces the following business risks:

•	competition for advances from traditional and nontraditional sources; and

•	legislative and regulatory changes that could affect the Bank's cost of doing business or alter the Bank's business model.

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (The FHLBank) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 13, 2015

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2014	2013
Assets
Cash and due from banks	$915	$4,374
Interest-bearing deposits (including deposits with another FHLBank of $2 and $1 as of December 31, 2014 and 2013, respectively)	1,010	1,007
Securities purchased under agreements to resell	1,960	—
Federal funds sold	6,385	1,795
Investment securities:
Trading securities (includes another FHLBank’s bond of $60 and $65 as of December 31, 2014 and 2013, respectively)	1,269	1,667
Available-for-sale securities	1,981	2,299
Held-to-maturity securities (fair value of $23,988 and $20,146 as of December 31, 2014 and 2013, respectively)	23,897	20,176
Total investment securities	27,147	24,142
Advances	99,644	89,588
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	749	929
Allowance for credit losses on mortgage loans	(3)	(11)
Total mortgage loans held for portfolio, net	746	918
Accrued interest receivable	179	199
Derivative assets	112	53
Premises and equipment, net	27	29
Other assets	219	211
Total assets	$138,344	$122,316
Liabilities
Interest-bearing deposits	$1,110	$1,752
Consolidated obligations, net:
Discount notes	37,162	32,202
Bonds	92,088	80,728
Total consolidated obligations, net	129,250	112,930
Mandatorily redeemable capital stock	19	24
Accrued interest payable	145	183
Affordable Housing Program payable	65	74
Derivative liabilities	184	187
Other liabilities	580	514
Total liabilities	131,353	115,664
Commitments and contingencies (Note 20)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 and 10 as of December 31, 2014 and 2013, respectively	726	946
Subclass B2 issued and outstanding shares: 45 and 39 as of December 31, 2014 and 2013, respectively	4,424	3,937
Total capital stock Class B putable	5,150	4,883
Retained earnings:
Restricted	195	141
Unrestricted	1,551	1,516
Total retained earnings	1,746	1,657
Accumulated other comprehensive income	95	112
Total capital	6,991	6,652
Total liabilities and capital	$138,344	$122,316

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Interest income
Advances	$178	$230	$281
Prepayment fees on advances, net	2	3	13
Interest-bearing deposits	4	5	7
Securities purchased under agreements to resell	1	1	1
Federal funds sold	8	9	18
Trading securities	75	101	118
Available-for-sale securities	122	129	160
Held-to-maturity securities	238	252	299
Mortgage loans	50	61	76
Total interest income	678	791	973
Interest expense
Consolidated obligations:
Discount notes	29	27	25
Bonds	325	421	568
Interest-bearing deposits	—	1	1
Mandatorily redeemable capital stock	1	1	3
Total interest expense	355	450	597
Net interest income	323	341	376
(Reversal) provision for credit losses	(5)	5	6
Net interest income after (reversal) provision for credit losses	328	336	370
Noninterest income (loss)
Total other-than-temporary impairment losses	—	(1)	—
Net amount of impairment losses (reclassified from) recorded in accumulated other comprehensive income	(3)	1	(16)
Net impairment losses recognized in earnings	(3)	—	(16)
Net losses on trading securities	(60)	(100)	(67)
Net gains on derivatives and hedging activities	120	204	117
Gain on extinguishment of debt	15	6	—
Letters of credit fees	26	20	18
Gain on litigation settlements, net	4	33	—
Other	3	3	3
Total noninterest income	105	166	55
Noninterest expense
Compensation and benefits	73	69	68
Other operating expenses	41	44	40
Finance Agency	9	8	10
Office of Finance	5	6	6
Other	4	—	1
Total noninterest expense	132	127	125
Income before assessments	301	375	300
Affordable Housing Program assessments	30	37	30
Net income	$271	$338	$270

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$271	$338	$270
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	(1)	—
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(10)	167	341
Reclassification of noncredit portion of impairment losses included in net income	3	—	16
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(7)	166	357
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	(1)	—
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	1	—
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—
Other comprehensive (loss) income related to pension and postretirement benefit plans	(10)	4	(4)
Total other comprehensive (loss) income	(17)	170	353
Total comprehensive income	$254	$508	$623
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2011	57	$5,718	$19	$1,235	$1,254	$(411)	$6,561
Issuance of capital stock	18	1,797	—	—	—	—	1,797
Repurchase/redemption of capital stock	(25)	(2,555)	—	—	—	—	(2,555)
Net shares reclassified to mandatorily redeemable capital stock	(1)	(62)	—	—	—	—	(62)
Comprehensive income	—	—	54	216	270	353	623
Cash dividends on capital stock	—	—	—	(89)	(89)	—	(89)
Balance, December 31, 2012	49	4,898	73	1,362	1,435	(58)	6,275
Issuance of capital stock	50	4,960	—	—	—	—	4,960
Repurchase/redemption of capital stock	(50)	(4,966)	—	—	—	—	(4,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(9)	—	—	—	—	(9)
Comprehensive income	—	—	68	270	338	170	508
Cash dividends on capital stock	—	—	—	(116)	(116)	—	(116)
Balance, December 31, 2013	49	4,883	141	1,516	1,657	112	6,652
Issuance of capital stock	50	5,034	—	—	—	—	5,034
Repurchase/redemption of capital stock	(47)	(4,760)	—	—	—	—	(4,760)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income (loss)	—	—	54	217	271	(17)	254
Cash dividends on capital stock	—	—	—	(182)	(182)	—	(182)
Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2014	2013	2012
Operating activities
Net income	$271	$338	$270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(110)	(84)	(50)
(Reversal) provision for credit losses	(5)	5	6
Loss due to change in net fair value adjustment on derivative and hedging activities	62	54	111
Net change in fair value adjustment on trading securities	61	100	67
Net impairment losses recognized in earnings	3	—	16
Gain on extinguishment of debt	(15)	(6)	—
Loss on disposal of fixed assets and capital software costs	—	—	1
Net change in:
Accrued interest receivable	20	41	74
Other assets	(17)	(78)	12
Affordable Housing Program payable	(12)	(10)	(32)
Accrued interest payable	(38)	(46)	(57)
Other liabilities	17	63	4
Total adjustments	(34)	39	152
Net cash provided by operating activities	237	377	422
Investing activities
Net change in:
Interest-bearing deposits	143	1,200	706
Securities purchased under agreements to resell	(1,960)	250	(250)
Federal funds sold	(4,590)	5,440	5,395
Trading securities:
Proceeds from maturities	345	611	690
Available-for-sale securities:
Proceeds from maturities	342	565	617
Held-to-maturity securities:
Net change in short-term	—	550	100
Proceeds from maturities of long-term	3,183	4,034	4,220
Purchases of long-term	(6,862)	(7,540)	(5,000)
Advances:
Proceeds from principal collected	176,124	161,781	164,894
Made	(186,125)	(165,786)	(165,990)
Mortgage loans:
Proceeds from principal collected	158	277	368
Proceeds from sale	—	18	—
Proceeds from sale of foreclosed assets	24	27	13
Purchase of premise, equipment, and software	(5)	(3)	(4)
Net cash (used in) provided by investing activities	(19,223)	1,424	5,759

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2014	2013	2012
Financing activities
Net change in interest-bearing deposits	(688)	(352)	(500)
Net payments on derivatives containing a financing element	(101)	(157)	(347)
Proceeds from issuance of consolidated obligations:
Discount notes	470,192	312,401	331,292
Bonds	84,624	74,635	67,479
Payments for debt issuance costs	(9)	(8)	(10)
Payments for maturing and retiring consolidated obligations:
Discount notes	(465,234)	(311,935)	(323,892)
Bonds	(73,337)	(75,947)	(74,971)
Proceeds from issuance of capital stock	5,034	4,960	1,797
Payments for repurchase/redemption of capital stock	(4,760)	(4,966)	(2,555)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(12)	(25)	(308)
Cash dividends paid	(182)	(116)	(89)
Net cash provided by (used in) financing activities	15,527	(1,510)	(2,104)
Net (decrease) increase in cash and due from banks	(3,459)	291	4,077
Cash and due from banks at beginning of the year	4,374	4,083	6
Cash and due from banks at end of the year	$915	$4,374	$4,083
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$402	$516	$679
Affordable Housing Program assessments, net	$39	$43	$59
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$7	$9	$62
Held-to-maturity securities acquired with accrued liabilities	$348	$309	$—
Transfer of held-to-maturity securities to available-for-sale securities	$—	$11	$6
Transfers of mortgage loans to real estate owned	$18	$28	$16

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

All federally insured depository institutions, insurance companies, and community development financial institutions chartered in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock. All members must purchase and hold capital stock of the Bank. A member's stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank.

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

The Federal Home Loan Banks Office of Finance (Office of Finance), a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of the FHLBanks. As provided by the Federal Home Loan Bank Act of 1932 (FHLBank Act), as amended, and applicable regulations, the Bank's consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the Bank in addition to deposits, other borrowings, and capital stock issued to members. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer, and cash management services.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as short-term collateralized loans which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that are considered by the Bank to be of investment quality. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income.

Investment Securities. The Bank classifies certain investments acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net losses on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank's liquidity position.

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

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive income. The Bank intends to hold its available-for-sale securities for an indefinite period of time, but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.
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

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in other comprehensive income. The credit loss on a debt security is limited to the amount of that security's unrealized losses. The total other-than-temporary impairment is presented in the Statements of Income with an offset for the amount of the non-credit component of other-than-temporary impairment that is recognized in other comprehensive income. The remaining amount in the Statements of Income represents the credit loss for the period.

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in other comprehensive income prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in other comprehensive income related to the security, is reclassified out of other comprehensive income and recognized in earnings. Any credit loss in excess of the related other comprehensive income is recorded as additional total other-than-temporary impairment loss and recognized in earnings.

For debt securities classified as available-for-sale, the Bank does not accrete the other-than-temporary impairment recognized in accumulated other comprehensive income to the carrying value. Rather, subsequent related increases and decreases (if not an other-than-temporary impairment) in the fair value of available-for-sale securities are netted against the non-credit component of other-than-temporary impairment recognized previously in accumulated other comprehensive income.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. As of December 31, 2014 and 2013, the Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. As of December 31, 2014 and 2013, no advance was past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances.

Based upon the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2014 and 2013. Accordingly, as of December 31, 2014 and 2013, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure.

The Bank invested in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance, or guarantees. Based on the Bank's assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or insured mortgage loan portfolio as of December 31, 2014 and 2013.

Modified loans that are considered a troubled debt restructuring are evaluated individually for impairment. All other conventional single-family residential mortgage loans are evaluated collectively for impairment. The allowance for conventional single-family residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups.  For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics.  For loans that are more than 60 days past due, the allowance is determined using an automated valuation model. Prior to January 1, 2014, the overall allowance for credit losses on conventional single-family residential mortgage loans was determined by an analysis (performed at least quarterly) that included consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. This change did not have a material effect on the Bank's financial condition or results of operations. Inherent in the Bank's evaluation of past performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

A charge-off is recorded if the recorded investment in the loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional single-family residential mortgage loan upon the occurrence of a confirming event. Beginning January 1, 2014, the Bank began to classify as a loss and charge-off the portion of outstanding conventional single-family residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements, once the loans are 180 days delinquent. This change did not have a material effect on the Bank's financial condition or results of operations. Prior to January 1, 2014, confirming events included, but were not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements.
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that are considered by the Bank to be of investment quality. The Bank's investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2014 and 2013.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that are considered by the Bank to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2014 and 2013.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. As of December 31, 2014 and 2013, REO was $11 and $15, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities.” Any hedge ineffectiveness (which represents the amount by which the change

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities.” A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank's risk management program and Finance Agency regulatory requirements, but does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

The net settlement of interest receivables and payables related to derivatives designated as fair-value hedges are recognized as adjustments to the interest income or interest expense of the designated hedged item. The net settlement of interest receivables and payables related to intermediated derivatives for members and other non-qualifying hedges are recognized in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income.

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

Premises, Equipment, and Software. The Bank records premises and equipment at cost less accumulated depreciation. The Bank's accumulated depreciation was $63 as of December 31, 2014 and 2013. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware-three; office equipment-eight; office furniture and building improvements-10; and building-40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $4 for the year ended December 31, 2014 and $5 for the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

years ended December 31, 2013 and 2012. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of 5 years. As of December 31, 2014 and 2013, the gross carrying amount of computer software included in other assets was $56 and $60, and accumulated amortization was $46 and $48, respectively. Amortization of computer software was $5 for the years ended December 31, 2014 and 2013, and $6 for the year ended December 31, 2012. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

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

Restricted Retained Earnings. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement each FHLBank allocates 20 percent of its net income each quarter to a separate retained earnings account until the account balance equals at least one percent of the FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 3—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance

Amendments to the Consolidation Analysis. In February 2015, the Financial Accounting Standards Board (FASB) issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance places more emphasis on risk of loss when determining a controlling financial interest. The guidance also reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not expected to effect the Bank's financial condition or results of operations.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued amended guidance which eliminates from GAAP the concept of extraordinary items. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amended guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, provided that the amended guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. The guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. The adoption of this guidance will have no effect on the Bank's financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, or lease contracts. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. The Bank is in the process of evaluating this guidance, but its effect on the Bank’s financial condition or results of operations is not expected to be material.
Recently Adopted Accounting Guidance

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. In August 2014, the FASB issued amended guidance related to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance did not have a material effect on the Bank’s financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2015. The adoption of this guidance had no effect on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The guidance clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. This guidance became effective for the Bank for interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance is not expected to have a material effect on the Bank’s financial condition or results of operations.

Note 4—Cash and Due from Banks

As of December 31, 2014 and 2013, the balances include $408 and $4,363, respectively, held at a Federal Reserve Bank.

The Bank maintains a collected cash balance with a commercial bank in return for certain services and there are no legal restrictions regarding the withdrawal of funds. The average collected cash balances were $8 and $7 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, interest-bearing deposits include $1,008 and $1,006, respectively, in a business money market account with one of the Bank's members.

Note 5—Trading Securities
Major Security Types. Trading securities were as follows:

	As of December 31,
	2014	2013
Government-sponsored enterprises debt obligations	$1,208	$1,601
Another FHLBank’s bond (1)	60	65
State or local housing agency debt obligations	1	1
Total	$1,269	$1,667
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net losses on trading securities were as follows:

	For the Years Ended December 31,
	2014	2013	2012
Net losses on trading securities held at year end	$(53)	$(84)	$(60)
Net losses on trading securities sold or matured during the year	(7)	(16)	(7)
Net losses on trading securities	$(60)	$(100)	$(67)

Note 6—Available-for-sale Securities
During the year ended December 31, 2014, there were no transfers of securities from the Bank's held-to-maturity portfolio to its available-for-sale portfolio. The Bank transferred certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio on March 31, 2013 and 2012. These securities represent private-label MBS in the Bank’s held-to-maturity portfolio for which the Bank has recorded an other-than-temporary impairment loss. The Bank believes the other-than-temporary impairment loss constitutes evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell these securities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on private-label residential MBS transferred. The amounts below represent the values as of the transfer date.

	2013			2012
	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value	Amortized Cost	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Income (Loss)	Estimated Fair Value
Transferred at March 31,	$12	$1	$11	$6	$—	$6

Major Security Type. Private-label residential MBS were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014	$1,863	$19	$137	$—	$1,981

As of December 31, 2013	$2,174	$27	$152	$—	$2,299

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2014	4	$140	$2	9	$191	$17	13	$331	$19

As of December 31, 2013	6	$137	$1	10	$243	$26	16	$380	$27

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as available-for-sale:

	As of December 31,
	2014	2013
Variable-rate	$1,830	$2,133
Fixed-rate	33	41
Total amortized cost	$1,863	$2,174
A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014	$1,213	$17	$90	$—	$1,286

As of December 31, 2013	$1,390	$26	$98	$—	$1,462

Note 7—Held-to-maturity Securities
Major Security Types. Held-to-maturity securities were as follows:

	As of December 31,
	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$81	$1	$—	$82	$92	$1	$—	$93
Government-sponsored enterprises debt obligations	6,667	2	13	6,656	3,738	—	24	3,714
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	366	5	—	371	465	7	—	472
Government-sponsored enterprises single-family residential	13,665	125	24	13,766	13,311	109	97	13,323
Government-sponsored enterprises multi-family commercial	1,663	3	7	1,659	641	—	18	623
Private-label residential	1,455	9	10	1,454	1,929	12	20	1,921
Total	$23,897	$145	$54	$23,988	$20,176	$129	$159	$20,146

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2014
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	4	$899	$1	6	$1,233	$12	10	$2,132	$13
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	8	496	1	26	1,828	23	34	2,324	24
Government-sponsored enterprises multi-family commercial	14	758	1	2	285	6	16	1,043	7
Private-label residential	22	229	1	32	415	9	54	644	10
Total	48	$2,382	$4	66	$3,761	$50	114	$6,143	$54

	As of December 31, 2013
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	9	$1,970	$24	—	$—	$—	9	$1,970	$24
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	55	3,479	97	—	—	—	55	3,479	97
Government-sponsored enterprises multi-family commercial	10	453	11	1	147	7	11	600	18
Private-label residential	40	817	12	18	241	8	58	1,058	20
Total	114	$6,719	$144	19	$388	$15	133	$7,107	$159

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

	As of December 31,
	2014		2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,166	$1,166	$430	$430
Due after one year through five years	5,582	5,572	3,400	3,377
Total non-mortgage-backed securities	6,748	6,738	3,830	3,807
Mortgage-backed securities	17,149	17,250	16,346	16,339
Total	$23,897	$23,988	$20,176	$20,146

Interest-rate Payment Terms. The following table details interest-rate payment terms for investment securities classified as held-to-maturity:

	As of December 31,
	2014	2013
Non-mortgage-backed securities:
Fixed-rate	$2,555	$1,586
Variable-rate	4,193	2,244
Total non-mortgage-backed securities	6,748	3,830

Mortgage-backed securities:
Fixed-rate	3,248	3,624
Variable-rate	13,901	12,722
Total mortgage-backed securities	17,149	16,346
Total amortized cost	$23,897	$20,176
A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2014	$419	$2	$4	$417

As of December 31, 2013	$619	$4	$8	$615

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2014.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2014 included a short-term housing price forecast with projected changes ranging from a decrease of four percent to an increase of seven percent over the twelve month period beginning October 1, 2014. For the vast majority of markets, the projected short-term housing price changes range from a decrease of one percent to an increase of six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2014, as well as related current credit enhancement:

	Significant Inputs
Year of Securitization	Prepayment Rates (%)	Default Rates (%)	Loss Severities (%)	Current Credit Enhancement (%)
Prime:
2005	15.79	7.96	32.82	0.16
Alt-A
2007	13.49	26.94	40.27	0.00

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$574	$586	$582
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	3	—	16
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(35)	(12)	(12)
Balance, end of year	$542	$574	$586

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

Note 9—Advances
Redemption Terms. The Bank had advances outstanding, at interest rates ranging from zero percent to 8.52% percent, as summarized below. Advances with interest rates of zero percent are AHP and EDGE subsidized advances, and certain structured advances.

	As of December 31,
	2014	2013
Overdrawn demand deposit accounts	$—	$2
Due in one year or less	57,675	51,331
Due after one year through two years	12,283	5,366
Due after two years through three years	9,435	6,136
Due after three years through four years	5,146	8,495
Due after four years through five years	2,910	5,088
Due after five years	10,433	11,464
Total par value	97,882	87,882
Discount on AHP advances	(7)	(8)
Discount on EDGE advances	(5)	(7)
Hedging adjustments	1,778	1,726
Deferred commitment fees	(4)	(5)
Total	$99,644	$89,588

The Bank offers advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees (callable advances). Other advances may be prepaid only by paying a fee to the Bank that makes the Bank financially indifferent to the prepayment of the advance. The Bank had callable advances outstanding of $1,252 and $39 as of December 31, 2014 and 2013, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table summarizes advances by year of contractual maturity or next call date for callable advances:

	As of December 31,
	2014	2013
Overdrawn demand deposit accounts	$—	$2
Due or callable in one year or less	58,908	51,339
Due or callable after one year through two years	12,202	5,375
Due or callable after two years through three years	8,785	6,159
Due or callable after three years through four years	4,846	8,495
Due or callable after four years through five years	2,752	5,088
Due or callable after five years	10,389	11,424
Total par value	$97,882	$87,882

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $3,040 and $3,510 as of December 31, 2014 and 2013, respectively.

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of December 31,
	2014	2013
Overdrawn demand deposit accounts	$—	$2
Due or convertible in one year or less	60,551	54,522
Due or convertible after one year through two years	12,040	5,414
Due or convertible after two years through three years	7,866	5,867
Due or convertible after three years through four years	4,241	6,643
Due or convertible after four years through five years	2,900	4,168
Due or convertible after five years	10,284	11,266
Total par value	$97,882	$87,882

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of December 31,
	2014	2013
Fixed-rate:
Due in one year or less	$42,839	$46,343
Due after one year	30,089	28,535
Total fixed-rate	72,928	74,878
Variable-rate:
Due in one year or less	14,836	4,990
Due after one year	10,118	8,014
Total variable-rate	24,954	13,004
Total par value	$97,882	$87,882

Security Terms. The Bank obtains collateral on advances to protect against losses and Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (LCV) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table provides information about the types of collateral held for the Bank's advances:

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2014	$97,882	$265,103	72.29	3.68	24.03
As of December 31, 2013	87,882	231,342	67.20	8.18	24.62

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank's advances to its 10 largest borrowers was $72,799 and $65,472, as of December 31, 2014 and 2013 respectively. This concentration represented 74.4 percent and 74.5 percent of total advances outstanding as of December 31, 2014 and 2013, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2014 and 2013. No advance was past due as of December 31, 2014 and 2013.

For additional information related to the Bank's credit risk on advances and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 10—Mortgage Loans Held for Portfolio

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

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of December 31,
	2014	2013
Fixed-rate medium-term (1) single-family residential mortgage loans	$103	$150
Fixed-rate long-term single-family residential mortgage loans	648	781
Total unpaid principal balance	751	931
Premiums	2	3
Discounts	(4)	(5)
Total	$749	$929
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of December 31,
	2014	2013
Conventional loans	$698	$864
Government-guaranteed or insured loans	53	67
Total unpaid principal balance	$751	$931

The Bank records credit enhancement fees related to single-family residential mortgage loans as a reduction to mortgage loan interest income. Credit enhancement fees totaled $1 for the years ended December 31, 2014 and 2013, and $2 for the year ended December 31, 2012.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The activity in the allowance for credit losses was as follows:

For the Year Ended December 31, 2014
Conventional Single-family Residential Mortgage Loans
Balance, beginning of year	$11
Reversal of provision for credit losses	(5)
Charge-offs	(3)
Balance, end of year	$3

	For the Year Ended December 31, 2013
	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$10	$1	$11
Provision for credit losses	5	—	5
Charge-offs	(4)	—	(4)
Mortgage loans transferred to held for sale	—	(1)	(1)
Balance, end of year	$11	$—	$11

	For the Year Ended December 31, 2012
	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$5	$1	$6
Provision for credit losses	6	—	6
Charge-offs	(1)	—	(1)
Balance, end of year	$10	$1	$11

The recorded investment in conventional single-family residential mortgage loans by impairment methodology was as follows:

	As of December 31,
	2014	2013
Allowance for credit losses:
Individually evaluated for impairment	$1	$2
Collectively evaluated for impairment	2	9
Total allowance for credit losses	$3	$11
Recorded investment:
Individually evaluated for impairment	$15	$15
Collectively evaluated for impairment	685	851
Total recorded investment	$700	$866

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of December 31, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$22	$6	$28
Past due 60-89 days	6	2	8
Past due 90 days or more	33	6	39
Total past due mortgage loans	61	14	75
Total current mortgage loans	639	39	678
Total mortgage loans (1)	$700	$53	$753
Other delinquency statistics:
In process of foreclosure (2)	$19	$1	$20
Seriously delinquent rate (3)	4.73%	10.33%	5.13%
Past due 90 days or more and still accruing interest (4)	$—	$5	$5
Loans on nonaccrual status (5)	$33	$—	$33
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

A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. The Bank's conventional single-family residential mortgage loan troubled debt restructurings primarily involve modifying the borrower's monthly payment for a period of up to 36 months to achieve a target housing expense ratio of 31.0 percent of their qualifying monthly income. The outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced in 0.125 percent increments below the original note rate, to a floor rate of 3.00 percent, resulting in reduced principal and interest payments, for the temporary payment modification period of up to 36 months, until the target 31.0 percent housing expense ratio is met. A conventional single-family residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower's obligation to the Bank is considered a troubled debt restructuring. Troubled debt restructurings are evaluated individually for impairment.

The table below presents the Bank's recorded investment balance in troubled debt restructured loans as of December 31, 2014 and 2013:

	Performing	Non-performing	Total
Conventional single-family residential loans	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructuring during the years ended December 31, 2014, 2013, and 2012.

The financial amounts related to the Bank's troubled debt restructurings are not material to the Bank's financial condition or results of operations for the periods reported.

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

The par value of the FHLBanks' outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $847,175 and $766,837 as of December 31, 2014 and 2013, respectively. Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank's consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $137,987 and $122,024 as of December 31, 2014 and 2013, respectively, compared to a book value of $129,250 and $112,930 in consolidated obligations as of December 31, 2014 and 2013, respectively.

General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate consolidated obligation bonds and variable-rate consolidated obligation bonds also may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

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

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling.
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of December 31,
	2014	2013
Fixed-rate	$77,912	$59,885
Step up/down	6,301	7,617
Simple variable-rate	7,550	13,005
Variable-rate capped floater	25	45
Total par value	$91,788	$80,552

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of December 31,
	2014		2013
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$52,081	0.24	$41,725	0.50
Due after one year through two years	16,116	1.27	9,485	0.67
Due after two years through three years	9,683	2.22	7,503	2.21
Due after three years through four years	4,971	1.67	6,355	2.81
Due after four years through five years	3,094	1.56	5,150	1.67
Due after five years	5,843	2.12	10,334	1.92
Total par value	91,788	0.86	80,552	1.13
Premiums	73		82
Discounts	(21)		(24)
Hedging adjustments	248		118
Total	$92,088		$80,728

The following presents the Bank’s consolidated obligation bonds outstanding by call feature:

	As of December 31,
	2014	2013
Noncallable	$69,164	$56,569
Callable	22,624	23,983
Total par value	$91,788	$80,552

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of December 31,
	2014	2013
Due or callable in one year or less	$67,980	$59,458
Due or callable after one year through two years	12,220	7,795
Due or callable after two years through three years	7,796	4,491
Due or callable after three years through four years	2,177	6,095
Due or callable after four years through five years	875	1,571
Due or callable after five years	740	1,142
Total par value	$91,788	$80,552

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2014	$37,162	$37,169	0.10
As of December 31, 2013	$32,202	$32,208	0.11

Note 14—Assessments
Affordable Housing Program. Annually, the FHLBanks must set aside for the AHP the greater of the aggregate of $100 or 10 percent of each FHLBank's income subject to assessment. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank accrues this expense monthly based on its income subject to assessment. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a net loss during a quarter, but still had income subject to assessment for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date income subject to assessment. If the Bank had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year, since each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate 10 percent calculation described above was less than $100 for all the FHLBanks, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals $100. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2014, 2013, or 2012. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2014, 2013, or 2012. The Bank had outstanding principal in AHP-related advances of $36 and $41 as of December 31, 2014 and 2013, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

A rollforward of the Bank's AHP liability is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$74	$80	$109
AHP assessments	30	37	30
Subsidy usage, net	(39)	(43)	(59)
Balance, end of year	$65	$74	$80

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

Second, the FHLBank Act requires the Bank to maintain at all times total regulatory capital in an amount equal to at least four percent of total assets.

Third, the FHLBank Act requires the Bank to maintain at all times leverage capital in an amount equal to at least five percent of total assets. “Total capital” is defined in the regulations as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank's general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. As of December 31, 2014, the Bank has not issued any Class A stock and has no general allowance for losses or any other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank's total capital is equal to its permanent capital. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The Bank was in compliance with the Finance Agency's regulatory capital rules and requirements as shown in the following table:

	As of December 31,
	2014		2013
	Required	Actual	Required	Actual
Risk based capital	$2,113	$6,914	$2,246	$6,563
Total regulatory capital-to-assets ratio	4.00%	5.00%	4.00%	5.37%
Total regulatory capital (1)	$5,534	$6,914	$4,893	$6,563
Leverage ratio	5.00%	7.50%	5.00%	8.05%
Leverage capital	$6,917	$10,371	$6,116	$9,845
___________

(1)	Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank's board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2014, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member's total assets as of December 31, 2013, subject to a cap of $15. The membership stock requirement is recalculated at least annually by March 31, using the member's total assets as of the preceding calendar year-end. As of December 31, 2014, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.50 percent of the member's outstanding par value of advances; and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2014 and 2013.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time the Bank's board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member's capital stock investment that exceeds the required minimum amount (excess capital stock). Finance Agency rules limit the ability of the Bank to create member excess stock under certain circumstances. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank's excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank's excess capital stock to exceed one percent of its total assets. As of December 31, 2014 and 2013, the Bank's excess capital stock did not exceed one percent of its total assets.

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

As of December 31, 2014 and 2013, the 10 largest holders of capital stock held $3,436, or 66.5 percent, and $3,139, or 64.0 percent, respectively, of the total regulatory capital stock of the Bank.
Mandatorily Redeemable Capital Stock. Dividends on mandatorily redeemable capital stock, recorded as interest expense, were $1 for the years ended December 31, 2014 and 2013, respectively and $3 for December 31, 2012, respectively.
The following table provides the activity in mandatorily redeemable capital stock:

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$24	$40	$286
Capital stock subject to mandatory redemption reclassified from equity	8	9	91
Capital stock previously subject to mandatory redemption reclassified to capital	(1)	—	(29)
Repurchase/redemption of mandatorily redeemable capital stock	(12)	(25)	(308)
Balance, end of year	$19	$24	$40

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

As of December 31, 2014, the Bank's outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table shows the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2014	2013
Due in one year or less	$9	$5
Due after one year through two years	8	9
Due after two years through three years	1	8
Due after three years through four years	—	1
Due after four years through five years	1	—
Due after five years	—	1
Total	$19	$24

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 16—Accumulated Other Comprehensive Income
Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2011	$(13)	$(398)	$—	$(411)
Other comprehensive income before reclassifications:
Net change in fair value	—	341	—	341
Actuarial loss	(5)	—	—	(5)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	16	—	16
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive (loss) income	(4)	357	—	353
Balance, December 31, 2012	(17)	(41)	—	(58)
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	167	—	167
Actuarial gain	3	—	—	3
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	4	166	—	170
Balance, December 31, 2013	(13)	125	—	112
Other comprehensive income before reclassifications:
Net change in fair value	—	(10)	—	(10)
Actuarial loss	(11)	—	—	(11)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	—	3
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive loss	(10)	(7)	—	(17)
Balance, December 31, 2014	$(23)	$118	$—	$95
____________
(1) Included in Compensation and benefits on the Statements of Income.

Note 17—Pension and Postretirement Benefit Plans

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), a tax-qualified defined-benefit pension plan. The Pentegra Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable to the Pentegra Plan. Under the Pentegra Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Plan covers substantially all officers and employees of the Bank hired before March 1, 2011.

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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2013. For the Pentegra Plan years ended June 30, 2013 and 2012, the Bank's contribution was more than five percent and less than five percent, respectively, of the total contributions to the Pentegra Plan.

The following table presents information on Pentegra Plan net pension cost and funded status:

	2014	2013	2012
Net pension cost charged to compensation and benefit expense for the year ended December 31	$10	$7	$9
Pentegra Plan funded status as of July 1(1)	111.31%	101.31%	108.39%
Bank's funded status as of the plan year end	114.16%	99.60%	105.26%
____________
(1) The Pentegra Plan's funded status as of July 1 is preliminary and may increase because the plan's participants were permitted to make contributions through March 15 of the following year (i.e. through March 15, 2015 for the plan year ended June 30, 2014 and through March 15, 2014 for the plan year ended June 30, 2013). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2016 for the plan year July 1, 2014 through June 30, 2015 and April 2015 for the plan year July 1, 2013 through June 2014. Form 5500 was filed in April 2014 for the plan year July 1, 2012 through June 30, 2013.

The Bank also participates in a qualified, defined contribution plan. The Bank's contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $2 to this plan during the years ended December 31, 2014, 2013, and 2012.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank's contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during the years ended December 31, 2014, 2013, and 2012.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan's liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank's minimum obligation from this plan was $1 as of December 31, 2014 and 2013. Operating expense includes deferred compensation and accrued earnings of less than $1 during the years ended December 31, 2014, 2013, and 2012.

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

Amounts recognized in other liabilities (funded status) in the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $48 and $36 as of December 31, 2014 and 2013, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $4, $5, and $4 for the years ended December 31, 2014, 2013 and 2012, respectively. The amounts recognized in other comprehensive income related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was a loss of $10, income of $4, and a loss of $4 for the years ended December 31, 2014, 2013 and 2012, respectively.

The financial amounts related to the Bank's supplemental nonqualified defined benefit pension plan and postretirement health benefit plan are not material to the Bank's financial condition or results of operations.

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
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. The Bank may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

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
Types of Hedged Items
The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition or (2) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly on an ongoing basis) whether the derivatives that it uses in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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

	As of December 31,
	2014			2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$103,004	$454	$(1,995)	$84,740	$800	$(2,336)
Derivatives not designated as hedging instruments:
Interest rate swaps	6,348	12	(131)	4,414	14	(309)
Interest rate swaptions	—	—	—	40	1	(1)
Interest rate caps or floors	16,500	20	(13)	12,500	44	(28)
Total derivatives not designated as hedging instruments	22,848	32	(144)	16,954	59	(338)
Total derivatives before netting and collateral adjustments	$125,852	486	(2,139)	$101,694	859	(2,674)
Netting adjustments and cash collateral (1)		(374)	1,955		(806)	2,487
Derivative assets and derivative liabilities		$112	$(184)		$53	$(187)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,613 and $1,758 as of December 31, 2014 and 2013, respectively. Cash collateral received and related accrued interest was $32 and $77 as of December 31, 2014 and 2013, respectively.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Years Ended December 31,
	2014	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$147	$180	$167
Derivatives not designated as hedging instruments:
Interest rate swaps	57	102	52
Interest rate caps or floors	(14)	6	(1)
Net interest settlements	(70)	(84)	(101)
Total net (losses) gains related to derivatives not designated as hedging instruments	(27)	24	(50)
Net gains on derivatives and hedging activities	$120	$204	$117

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Year Ended December 31, 2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(152)	$297	$145	$(875)
Consolidated obligations bonds	135	(133)	2	497
Total	$(17)	$164	$147	$(378)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$1,880	$(1,678)	$202	$(1,033)
Consolidated obligations bonds	(868)	846	(22)	602
Total	$1,012	$(832)	$180	$(431)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2012
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$554	$(355)	$199	$(1,397)
Consolidated obligation bonds	(191)	159	(32)	574
Total	$363	$(196)	$167	$(823)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of December 31,
	2014		2013
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$439	$(1,757)	$820	$(2,545)
Cleared derivatives	47	(382)	39	(129)
Total gross recognized amount	486	(2,139)	859	(2,674)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(438)	1,573	(818)	2,358
Cleared derivatives	64	382	12	129
Total gross amounts of netting adjustments and cash collateral	(374)	1,955	(806)	2,487
Derivative assets and derivative liabilities:
Bilateral derivatives	1	(184)	2	(187)
Cleared derivatives	111	—	51	—
Total derivative assets and total derivative liabilities	112	(184)	53	(187)
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Bilateral derivatives	1	—	—	—
Net unsecured amounts: (2)
Bilateral derivatives	—	(184)	2	(187)
Cleared derivatives	111	—	51	—
Total net unsecured amount	$111	$(184)	$53	$(187)
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)
The Bank had net credit exposure of $110 and $47 as of December 31, 2014 and 2013, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2014 was $1,348, for which the Bank has posted collateral with a fair value of $1,167 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $98 of collateral at fair value to its derivative counterparties as of December 31, 2014.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of December 31, 2014, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of December 31, 2014, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of December 31, 2014, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Estimated Fair Value Measurements. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis or nonrecurring basis on its Statements of Condition. The Bank measures certain impaired mortgage loans held for portfolio and real estate owned at Level 3 on a nonrecurring basis. Impaired mortgage loans are subject to being measured at fair value as a result of becoming impaired during the reported period. Real estate owned is measured at fair value when its fair value, less cost to sell, is lower than its carrying value as of the Statements of Condition date.

	As of December 31, 2014
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements - Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,208	$—	$—	$1,208
Another FHLBank’s bond	—	60	—	—	60
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,269	—	—	1,269
Available-for-sale securities:
Private-label residential MBS	—	—	1,981	—	1,981
Derivative assets:
Interest-rate related	—	486	—	(374)	112
Grantor trust (included in Other assets)	25	—	—	—	25
Total recurring assets at fair value	$25	$1,755	$1,981	$(374)	$3,387
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,139)	$—	$1,955	$(184)
Total recurring liabilities at fair value	$—	$(2,139)	$—	$1,955	$(184)
Nonrecurring fair value measurements - Assets
Real estate owned	$—	$—	$7	$—	$7
____________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	As of December 31, 2013
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements - Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,601	$—	$—	$1,601
Another FHLBank’s bond	—	65	—	—	65
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,667	—	—	1,667
Available-for-sale securities:
Private-label residential MBS	—	—	2,299	—	2,299
Derivative assets:
Interest-rate related	—	859	—	(806)	53
Grantor trust (included in Other assets)	21	—	—	—	21
Total recurring assets at fair value	$21	$2,526	$2,299	$(806)	$4,040
Total recurring liabilities at fair value
Derivative liabilities:
Interest-rate related	$—	$(2,674)	$—	$2,487	$(187)
Total recurring liabilities at fair value	$—	$(2,674)	$—	$2,487	$(187)
Nonrecurring fair value measurements - Assets
Real estate owned	$—	$—	$9	$—	$9
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

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of year	$2,299	$2,676	$2,942
Transfer of private-label MBS from held-to-maturity to available-for-sale	—	11	6
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(3)	—	(16)
Included in other comprehensive income (2)	(7)	167	357
Accretion of credit losses in net interest income	34	10	4
Settlements	(342)	(565)	(617)
Balance, end of year	$1,981	$2,299	$2,676
____________

(1)	Related to available-for-sale securities held at year end.

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

As of December 31, 2014 and 2013, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2014 and 2013.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the equivalent to the replacement advance rates for advances with similar terms as of December 31, 2014 and 2013. The Bank calculates its replacement advance rates at a spread to its cost of funds. The Bank's cost of funds approximates the consolidated obligation curve. To estimate the fair values of advances with optionality, market-based expectations of future interest rate volatility implied from current market prices for similar options are also used. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized as described in Note 9–Advances.
Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value.
Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used the Overnight Index Swap curve to discount future cash flows for collateralized derivatives.
Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have bilateral collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2014 and 2013.
Grantor Trust Assets. Grantor trust assets, included as a component of "Other assets," are carried at estimated fair value based on quoted market prices.
Interest-bearing Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rate used in these calculations is based on LIBOR.
Consolidated Obligations. The Bank calculates the fair value of consolidated obligation bonds and discount notes by using the present value of future cash flows using a cost of funds as the discount rate. The Office of Finance constructs an internal curve, referred to as the consolidated obligation curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent government-sponsored enterprise trades, and secondary market activity. To estimate the fair values of consolidated obligations with optionality the Bank uses market based expectations of future interest rate volatility implied from current market prices for similar options.
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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2014 and 2013. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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
The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$915	$915	$915	$—	$—	$—
Interest bearing-deposits	1,010	1,010	—	1,010	—	—
Securities purchased under agreements to resell	1,960	1,960	—	1,960	—	—
Federal funds sold	6,385	6,385	—	6,385	—	—
Trading securities	1,269	1,269	—	1,269	—	—
Available-for-sale securities	1,981	1,981	—	—	1,981	—
Held-to-maturity securities	23,897	23,988	—	22,534	1,454	—
Mortgage loans held for portfolio, net	746	828	—	828	—	—
Advances	99,644	99,579	—	99,579	—	—
Accrued interest receivable	179	179	—	179	—	—
Derivative assets	112	112	—	486	—	(374)
Grantor trust assets (included in Other assets)	25	25	25	—	—	—
Liabilities:
Interest-bearing deposits	(1,110)	(1,110)	—	(1,110)	—	—
Consolidated obligations, net:
Discount notes	(37,162)	(37,162)	—	(37,162)	—	—
Bonds	(92,088)	(92,211)	—	(92,211)	—	—
Mandatorily redeemable capital stock	(19)	(19)	(19)	—	—	—
Accrued interest payable	(145)	(145)	—	(145)	—	—
Derivative liabilities	(184)	(184)	—	(2,139)	—	1,955
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $718,218 and $654,076 as of December 31, 2014 and 2013, respectively, exclusive of the Bank’s own outstanding consolidated obligations. As of December 31, 2014 and 2013, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of December 31, 2014 and 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table shows the Bank’s outstanding commitments, which represent off-balance sheet obligations:

	As of December 31, 2014			As of December 31, 2013
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,409	$23,519	$30,928	$4,785	$23,004	$27,789
Commitments to fund additional advances	189	20	209	110	34	144
Unsettled consolidated obligation bonds, at par (2)	100	—	100	171	—	171
Unsettled consolidated obligation discount notes, at par (2)	50	—	50	467	—	467
____________

(1)
Expire within one year includes 17 standby letters of credit for a total of $25 and 14 standby letters of credit for a total of $20 as of December 31, 2014 and 2013, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. As of December 31, 2014 and 2013, $100 and $145 of the Bank's unsettled consolidated obligation bonds were hedged with associated interest rate swaps that had traded but not yet settled, respectively. As of December 31, 2014 and 2013, $50 and $0 of the Bank's unsettled consolidated obligation discount notes were hedged with associated interest rate swaps that had traded but not yet settled, respectively.

The Bank issues standby letters of credit for the account of its members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary's draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $152 and $137 as of December 31, 2014 and 2013, respectively. Based on the Bank's credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2014 and 2013. Such commitments would be recorded as derivatives at their fair values.

The Bank charged to operating expenses net rental costs of $2 for the years ended December 31, 2014, 2013, and 2012.

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
The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, two member institutions, Bank of America, National Association and Capital One, National Association, which held 15.5 percent and 15.3 percent, respectively, of the Bank’s total regulatory capital stock as of December 31, 2014, were considered related parties.
Total advances outstanding to Bank of America, National Association were $17,512 and $17,263 as of December 31, 2014 and 2013, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of December 31, 2014 and 2013. No mortgage loans or mortgage-backed securities were acquired from Bank of America, National Association during the three years ended December 31, 2014.
Total advances outstanding to Capital One, National Association were $17,265 and $8,506 as of December 31, 2014 and 2013, respectively. Total deposits held in the name of Capital One, National Association were $2 and $4 as of December 31, 2014 and 2013. No mortgage loans or mortgage-backed securities were acquired from Capital One, National Association during the three years ended December 31, 2014.
During 2013, the Bank agreed with certain of its defendants to settle claims arising from certain investments in private-label mortgage-backed securities.  The gross settlement of these claims was $40, resulting in a gain of $33, net of legal fees and expenses, which is recorded in Noninterest income (loss) as "Gain on litigation settlements, net." Included in these settlements was $25 (net of legal fees and expenses) related to one of the Bank’s members.

Note 22—Transactions with Other FHLBanks

The Bank's activities with other FHLBanks are summarized below and have been identified in the Statements of Condition, Statements of Income and Statements of Cash Flows.

Borrowings with Other FHLBanks. Occasionally, the Bank loans (or borrows) short-term funds to (from) other FHLBanks. There were no loans to or borrowings from other FHLBanks outstanding as of December 31, 2014 and 2013. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks was less than $1 for the years ended December 31, 2014, 2013, and 2012.

The following table summarizes the cash flow activities for loans to and borrowings from other FHLBanks:

	For the Years Ended December 31,
	2014	2013	2012
Investing activities:
Loans made to other FHLBanks	$(990)	$(305)	$(484)
Principal collected on loans to other FHLBanks	990	305	484
Net change in loans to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$1,038	$2,270	$446
Payments of short-term borrowings from other FHLBanks	(1,038)	(2,270)	(446)
Net change in borrowings from other FHLBanks	$—	$—	$—

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Investment in Another FHLBank's Consolidated Obligation Bond. The Bank's trading investment securities portfolio includes a consolidated obligation bond for which FHLBank Chicago is the primary obligor. The balance of this investment is presented in Note 5—Trading Securities. This consolidated obligation bond was purchased in the open market from a third party and is accounted for in the same manner as other similarly classified investments (see Note 2—Summary of Significant Accounting Policies). Interest income earned on the consolidated obligation bond on which FHLBank Chicago is the primary obligor totaled $9 for the years ended December 31, 2014 and 2013, and $10 for the year ended December 31, 2012.

MPF Program® Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it under the MPF Program, one of the programs through which the Bank historically purchased mortgage loans. These fees totaled less than $1 for the years ended December 31, 2014 and 2013, and $1 for the year ended December 31, 2012.

MPF Program Purchase of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. As of December 31, 2014, the Bank's outstanding balance related to these MPF Program assets was $1.

Standby Letters of Credit Participation. In 2013, the Bank, together with the FHLBank of Seattle, entered into a participation agreement whereby FHLBank of Seattle guaranteed a standby letter of credit in the amount of $150. Fees paid to FHLBank Seattle associated with this agreement totaled less than $1 for the years ended December 31, 2014 and 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

Supplementary financial information for each quarter in the years ended December 31, 2014 and 2013 is included in the following tables (in millions).

	For the Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$180	$134	$178	$186	$678
Interest expense	85	88	86	96	355
Net interest income	95	46	92	90	323
(Reversal) provision for credit losses	(1)	(2)	2	(4)	(5)
Noninterest income	5	67	10	23	105
Noninterest expense	37	32	32	31	132
Affordable Housing Program assessments	6	9	6	9	30
Net income	$58	$74	$62	$77	$271

	For the Year Ended December 31, 2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$187	$196	$200	$208	$791
Interest expense	105	110	114	121	450
Net interest income	82	86	86	87	341
Provision for credit losses	1	1	1	2	5
Noninterest income (1)	76	25	41	24	166
Noninterest expense	35	31	31	30	127
Affordable Housing Program assessments	12	8	9	8	37
Net income	$110	$71	$86	$71	$338
____________

(1)	For the quarter ended December 31, 2013, amount includes a $33 million gain on litigation settlements, net.

Investment Portfolio

Supplementary financial information on the Bank's investments is included in the tables below (dollars in millions):

	As of December 31,
	2014					2013	2012
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,208	$—	$—	$1,208	$1,601	$2,291
Another FHLBank's bond	—	60	—	—	60	65	77
State and local housing agency debt obligations	—	1	—	—	1	1	2
Total trading securities	—	1,269	—	—	1,269	1,667	2,370
Yield on trading securities	0.00%	2.31%	0.00%	0.00%

Available-for-sale securities:
Private-label residential MBS	$—	$3	$4	$1,974	1,981	2,299	2,676
Yield on available-for-sale securities	0.00%	4.75%	5.95%	5.29%

Held-to-maturity securities:
Certificates of deposit	$—	$—	$—	$—	—	—	550
State and local housing agency debt obligations	2	79	—	—	81	92	106
Government-sponsored enterprises debt obligations	1,164	5,503	—	—	6,667	3,738	2,133
Mortgage-backed securities:
U.S. agency obligations- guaranteed single family residential	—	—	4	362	366	465	622
Government-sponsored enterprises single family residential	—	83	537	13,045	13,665	13,311	10,608
Government-sponsored enterprises multi-family commercial	—	338	1,325	—	1,663	641	155
Private-label residential	—	149	12	1,294	1,455	1,929	2,744
Total held-to-maturity securities	1,166	6,152	1,878	14,701	23,897	20,176	16,918
Yield on held-to-maturity securities	0.21%	0.75%	1.47%	1.41%

Total investment securities	$1,166	$7,424	$1,882	$16,675	27,147	24,142	21,964
Yield on total investment securities	0.21%	1.01%	1.48%	1.84%

Interest-bearing deposits	$1,010	$—	$—	$—	1,010	1,007	1,005
Securities purchased under agreements to resell	1,960	—	—	—	1,960	—	250
Federal funds sold	6,385	—	—	—	6,385	1,795	7,235
Total investments	$10,521	$7,424	$1,882	$16,675	$36,502	$26,944	$30,454

The Bank held securities of the following issuers with a carrying value greater than 10 percent of the Bank's total capital. These amounts include securities issued by the issuer's holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2014
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$1,705	$1,703

Loan Portfolio

The Bank's outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans were as follows (in millions):

	As of December 31,
	2014	2013	2012	2011	2010
Advances	$99,644	$89,588	$87,503	$86,971	$89,258
Real estate mortgages (1)	$749	$929	$1,255	$1,639	$2,040
Nonaccrual real estate mortgages, unpaid principal balance	$33	$51	$77	$88	$82
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (2)	$5	$9	$10	$15	$21
Troubled debt restructurings, unpaid principal balance (not included above) (3)	$11	$11	$9	$6	$3
Interest contractually due during the year	$3
Interest actually received during the year	$—
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

Summary of Loan Loss Experience

The allowance for credit losses on domestic real estate mortgage loans was as follows (in millions):

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
Balance, beginning of year	$11	$11	$6	$1	$1
(Reversal) provision for credit losses	(5)	5	6	5	—
Charge-offs	(3)	(4)	(1)	—	—
Mortgage loans transferred to held for sale	—	(1)	—	—	—
Balance, end of year	$3	$11	$11	$6	$1
Ratio of net charge-offs during the period to average loans outstanding during the period (in basis points)	39	35	4	—	—

The allocation of the allowance for credit losses on mortgage loans was as follows (dollars in millions):

	As of December 31,
	2014		2013		2012		2011		2010
	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)
Single-family residential mortgages	$3	100	$11	100	$10	98	$5	99	$—	99
Multifamily residential mortgages	—	—	—	—	1	2	1	1	1	1
Total	$3	100	$11	100	$11	100	$6	100	$1	100
____________
(1) Amount allocated for credit losses on mortgage loans.
(2) Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table provides information regarding the Bank's short-term borrowings (dollars in millions):

	As of and for the Years Ended December 31,
	2014	2013	2012
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$37,162	$32,202	$31,737
Weighted average interest rate at the end of the year	0.10%	0.11%	0.12%
Daily average outstanding for the year	$29,899	$23,408	$22,314
Weighted average interest rate for the year	0.10%	0.11%	0.11%
Maximum amount outstanding at any month-end during the year	$37,162	$32,202	$31,737

Consolidated obligation bonds:
Amount outstanding at the end of the year	$31,138	$24,139	$26,186
Weighted average interest rate at the end of the year	0.11%	0.13%	0.19%
Daily average outstanding for the year	$31,461	$25,217	$25,366
Weighted average interest rate for the year	0.14%	0.16%	0.20%
Maximum amount outstanding at any month-end during the year	$36,529	$30,692	$28,235

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

As of December 31, 2014, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank's management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management's Assessment of Internal Control Over Financial Reporting

The Bank's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank's management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2014. In making this assessment, the Bank's management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank's internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, there were no changes in the Bank's internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank's internal control over financial reporting.

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

Executive Officer	Age	Title
W. Wesley McMullan	51	President and Chief Executive Officer
Kirk R. Malmberg	54	Executive Vice President and Chief Financial Officer
Cathy C. Adams	55	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	46	Executive Vice President and Chief Business Officer
Robert C. Bennett	60	Senior Vice President and Chief Information Officer
Julia S. Brown	50	Senior Vice President and Corporate Secretary
M. Bryan Delong	51	Senior Vice President, Director of Human Resources and Staff Services
Arthur L. Fleming	56	Senior Vice President, Director of Community Investment Services
Annette Hunter	50	Senior Vice President, Director of Accounting Operations
Haig H. Kazazian, III	49	Senior Vice President, Treasurer
Robert S. Kovach	51	Senior Vice President, Chief Credit Officer
Eric M. Mondres	60	Senior Vice President, Director of Government and Industry Relations
Reginald T. O'Shields	44	Senior Vice President and General Counsel
Richard A. Patrick	59	Senior Vice President, Chief Audit Officer
Ken Yoo	44	Senior Vice President and Chief Risk Officer

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

Kirk R. Malmberg was appointed executive vice president and chief financial officer effective April 1, 2011. He oversees accounting, financial reporting, investment and derivatives operations, and treasury as well as the Bank's credit and collateral services. From December 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank's mortgage programs. He joined the Bank in February 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

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

Robert F. Dozier, Jr. was appointed executive vice president and chief business officer effective June 6, 2011. Mr. Dozier oversees the Bank's member sales and outreach, community investment services, corporate communications, and government and industry relations. Prior to joining the Bank, Mr. Dozier was president and chief operating officer for Homeowners Mortgage Enterprises, a subsidiary of CoastalStates Bank, where he began as a loan officer in 1992. Mr. Dozier also served on the board of directors for CoastalSouth Bancshares, the holding company of CoastalStates Bank. From 2002 to 2004, Mr. Dozier served as a member director of the Bank. He earned a B.A. in political science from the University of South Carolina.

Robert C. Bennett has served as senior vice president, chief information officer, overseeing the Bank's information technology division, since joining the Bank in 2009. Prior to that, Mr. Bennett was executive vice president and chief information officer for Homebanc Corporation from 1998 through 2007. During a 17-year career from 1981 through 1998 with BellSouth Telecommunications, Mr. Bennett served as chief information officer for various divisions, including corporate marketing and small business services. Mr. Bennett earned a B.A. in English literature from Ohio University.

Julia S. Brown serves as senior vice president and corporate secretary. The board of directors appointed Ms. Brown to serve as corporate secretary in April 2011. Prior to her appointment as corporate secretary, she served as associate general counsel, assistant corporate secretary beginning in 2005, deputy general counsel, assistant corporate secretary beginning in 2007, and first vice president, deputy general counsel for governance beginning in 2009. Before joining the Bank in August 2001 as a senior attorney, Ms. Brown practiced commercial real estate law with Sutherland Asbill & Brennan, LLP, in Atlanta, Georgia. She received a B.S. in Spanish and anthropology from Wellesley College, and her J.D. from Harvard Law School.

M. Bryan Delong has served as senior vice president, director of human resources and staff services, since September 1, 2011. Mr. Delong is responsible for developing and executing the Bank's human resources and total reward strategies. Mr. Delong also leads the Bank's staff services functions, which include facilities operations, print and mail services, and procurement. A 20-year veteran of the Bank, Mr. Delong previously served as the assistant director of human resources with responsibility for managing the Bank's compensation, benefits, human resources information systems, and employee development programs. Prior to joining the Bank in March 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. Mr. Delong holds an M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

Arthur L. Fleming has served as senior vice president, director of community investment services, directing the Bank's community investment, economic development, and affordable housing products and services, since November 2007. Mr. Fleming has experience in a variety of financial services, legal, housing development, and academic roles. Before joining the Bank, Mr. Fleming was chief lending and investment officer for the Opportunity Finance Network, Inc., a national community development financial institution. He also served as the senior director for the southeast region and director of housing finance for the Fannie Mae Foundation; the senior vice president, managing director of housing initiatives at GMAC; founder and executive director of the Community Financing Consortium, Inc; and an attorney/senior associate for the FAU/FIU Joint Center for Environmental and Urban Problems. Mr. Fleming earned his undergraduate degree from Florida State University, and a master's degree in Urban and Regional Planning and a J.D. from the University of Florida.

Annette Hunter has served as director of accounting operations since 2006. On January 1, 2015, she was promoted from first vice president to senior vice president. In that role, Ms. Hunter is responsible for the daily accounting operations of the derivatives, investments, consolidated obligations, advances and purchased mortgage portfolios. Ms. Hunter joined the Bank in 2002 as manager of derivative and investment operations. Prior to joining the Bank, she served in various managerial accounting roles at Mirant Corporation, Louis Dreyfus Energy Corporation and Continental Hydraulic Hose. Ms. Hunter earned a B.S. in Business Administration from The Ohio State University and an M.B.A. from Kennesaw State University. She is a certified public accountant.

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

Robert S. Kovach has served as senior vice president, chief credit officer since January 2012, directing the Bank's credit and collateral services and collateral risk management operations. Prior to joining the Bank in 2010 as director of collateral services, Mr. Kovach served a variety of roles with FHLBank Pittsburgh from January 2008 to October 2010, including director of collateral services, chief investment officer, and director of internal audit. He also served as a field manager and a senior examiner for the Office of Thrift Supervision. Mr. Kovach holds a chartered financial analyst designation and earned a B.S. in chemistry from Dickinson College.

Eric M. Mondres has served as senior vice president, director of government and industry relations since 2009. Mr. Mondres oversees the Bank's efforts related to public policy development and strategy, as well as its relationships with industry members and groups as it relates to the Bank's business and mission. He joined the Bank in 2003 as vice president and director of government relations. Before joining the Bank, he worked for America's Community Bankers, the Thrift Depositor Protection Oversight Board, the Environmental Protection Agency as a consultant, the U.S. Department of Agriculture, and the U.S. House of Representatives' House Administration

Committee as assistant minority counsel. Mr. Mondres earned a B.A. degree in history and political science from Bridgewater College and a J.D. from Cumberland School of Law.

Reginald T. O'Shields has served as senior vice president and general counsel since April 2, 2011. Mr. O'Shields manages the delivery of legal services by the Bank's legal department covering a wide variety of corporate, securities, finance, and regulatory matters. He joined the Bank in 2003 as a senior attorney and earned promotions to assistant general counsel in 2005, associate general counsel in 2006 and deputy general counsel in 2007. He was named senior vice president, deputy general counsel and director of legal services January 1, 2011. Before joining the Bank, Mr. O'Shields was in private legal practice with Sutherland Asbill & Brennan, LLP in Atlanta, Georgia, Haynsworth Sinkler Boyd in Greenville, South Carolina, and Simpson, Thacher & Bartlett in New York, New York. Mr. O'Shields earned a J.D. from Vanderbilt University and a B.A. in economics from Furman University.

Richard A. Patrick has served as senior vice president and chief audit officer since 2002. He is responsible for providing an independent audit of the Bank by evaluating the internal control system and testing for compliance with internal policies and procedures as well as with applicable laws and directives from the Finance Agency. Mr. Patrick reports directly to the audit committee of the board of directors. Mr. Patrick joined the Bank in 1991 as the vice president and director of internal audit and was promoted to his senior position in 2002. Prior to joining the Bank, Mr. Patrick was a vice president and audit manager for C&S/Sovran Corporation, which is now known as Bank of America. Previously, he was a branch and operations audit officer for National Bank of Georgia. A certified public accountant, certified fraud examiner, certified financial services auditor, and certified bank auditor, Mr. Patrick earned a B.A. in business administration from Appalachian State University. He is also an honors graduate of the Bank Administration Institute's School for Bank Administration.

Ken Yoo has served as first vice president and chief risk officer since April 1, 2011, and was promoted to senior vice president and chief risk officer effective January 1, 2013. Mr. Yoo directs the Bank's enterprise risk management function and is responsible for overseeing enterprise-wide risk assessment and reporting functions as well as model validation efforts for the Bank. Mr. Yoo joined the Bank in 2006 as manager of risk reporting and analysis and financial risk modeling and was promoted to director of enterprise risk management and then deputy chief risk officer prior to his current position. Prior to joining the Bank, Mr. Yoo was employed by the Office of Federal Housing Enterprise Oversight (which was subsequently merged into the Finance Agency pursuant to the Housing Act), where he was a senior member of its supervisory group since 2005. Previously, Mr. Yoo was employed in various senior risk management consulting positions at BearingPoint, Inc. and at Merrill Lynch & Co. Mr. Yoo earned a Masters in International Affairs from George Washington University, an M.B.A. from Yonsei University in Seoul, Korea, and a B.A. in Economics from Virginia Tech.

Directors

The FHLBank Act provides that an FHLBank's board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2015, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. At least two of the independent directors must be public interest directors.

All individuals serving as Bank directors must be United States citizens. At least a majority of the directors must be member directors and not less than two-fifths must be independent directors. Under the FHLBank Act, as amended by the Housing Act, and Finance Agency regulations, the term of office of each director is four years, subject to certain adjustments to achieve a staggered board. Any director that has been elected to three consecutive full terms is not eligible for election to directorship for any term that begins within two years of the expiration of the third term.

Member Directors

Candidates for member directorships in a particular state are nominated by members in that state. FHLBank Boards are not permitted to nominate or elect member directors, except for vacant member directorships. Finance Agency regulations require that:

•	a member directorship be held only by an officer or director of a member institution located within the Bank's district

•	the member institution meet all minimum capital requirements established by its regulator(s), and

•	the member institution be a member as of the record date established for the election of the member director.
The Bank is not permitted to establish additional eligibility criteria or qualifications for member directorships. With respect to member directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a member directorship.

For each member director position to be filled, an eligible member may cast one vote for each share of capital stock it was required to hold as of the record date, except that an eligible member's votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date.

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. For the 2014 elections, the board of directors did not identify any particular qualifications as part of its election notification process.

Independent Directors

Candidates for independent directorships are nominated by the Bank's board of directors. Finance Agency regulations require that an independent directorship be held only by an individual:

•	who is a bona fide resident of the Bank's district,

•	who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank, and

•	who is not an officer of any FHLBank.

At least two of the independent directors must be public interest directors. Finance Agency regulations define a public interest independent director as someone having more than four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. The other independent directors must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

Any individual may submit an application form and request to be considered by the Bank to be an independent director candidate. Before nominating any individual for an independent directorship, other than for a public interest directorship, the Board must determine that the candidate's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to the Bank's. Finance Agency regulations require the board to consult with the Bank's Affordable Housing Advisory Council with respect to the independent directorship candidates. Further, the Bank must submit information about independent directorship candidates to the Finance Agency for its review prior to their nomination. After the independent director candidates are approved by the board, the candidates are then presented to the Bank's membership for a district-wide vote. Finance Agency regulations permit the Bank's directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board's candidates for independent directorships.

For independent directorships, candidates are elected on a district-wide basis, with the candidate receiving the most votes being declared the winner. Candidates running unopposed must receive at least 20% of the number of votes eligible to be cast. If an unopposed candidate receives less than 20% of eligible votes, a new election must be conducted.

Board Vacancies

When the board has a vacancy, Finance Agency regulations require the board to elect a director to fill the vacancy by a majority vote of the remaining directors.

The Bank has determined that all directors meet the regulatory eligibility requirements for directors. Because of the laws and regulations governing member directorship elections that are described above, the Bank is not in a position to know what specific factors the Bank's member institutions may consider in selecting member director candidates or electing member directors. For the Bank's independent directors and the two member directors who hold their current directorships due to vacancy and appointment by the board, the board considered the experience, qualifications, attributes or skills described in the biographical paragraphs provided below in determining to nominate or appoint that person as a director for the Bank. In addition the board has at times considered the importance of maintaining a continuity of relevant knowledge, leadership and experience on the board and diversity of perspective, thought and experience when nominating or appointing a candidate.

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

Name	Age	Director Since	Expiration of Current Term as Director
Travis Cosby, III (1)	56	2014	12/31/2017
Suzanne S. DeFerie (1) (6)	58	2015	12/31/2016
Michael P. Fitzgerald (1) (4)	58	2014	12/31/2017
F. Gary Garczynski (2) (3)	68	2007	12/31/2016
William C. Handorf (2)	70	2007	12/31/2015
J. Thomas Johnson (1)	68	2004	12/31/2015
Jonathan Kislak (2)	66	2008	12/31/2018
LaSalle D. Leffall, III (2)	52	2007	12/31/2016
Kim C. Liddell (1)	54	2015	12/31/2018
Miriam Lopez (1)	64	2008	12/31/2018
John C. Neal (1)	65	2013	12/31/2016
Henry Gary Pannell (2)	77	2008	12/31/2015
Robert L. Strickland, Jr. (2) (3) (5)	63	2007	12/31/2017
Richard A. Whaley (1)	55	2013	12/31/2018
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

(4)	On February 14, 2014, Mr. Fitzgerald was elected to fill the vacant member directorship designated for the District of Columbia seat, effective March 26, 2014.

(5)	Mr. Strickland previously served on the Bank's board of directors from 2002-2004.

(6)	On December 12, 2014, Ms. DeFerie was elected to fill the vacant member directorship designated for the North Carolina seat, effective January 1, 2015.

Chairman of the board, F. Gary Garczynski, has served as the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, since 1997. Mr. Garczynski has served as chairman of the National Housing Endowment since 2004 and previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builders Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski serves a gubernatorial appointment through 2016 as the Northern Virginia Director to the Commonwealth Transportation Board and the Northern Virginia Transportation Authority. Mr. Garczynski's public interest experience in housing, affordable housing and housing policy supported his nomination as a public interest director.

Vice chairman of the board, Richard A. Whaley, has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He has been a member of the Georgia Municipal Association and Georgia Cities Foundation Special Downtown Task Force since 2011, and has served as a director of the Georgia Bankers Association Insurance Trust, Inc. since June 2013.

Travis Cosby, III has served as chairman of the board of First Community Bank of Central Alabama in Wetumpka, Alabama, since January 1, 2013, having previously served as president from 2001 - 2011 as well as chief executive officer from 2004 - 2012. He has over 30 years of banking experience and served in operations, lending, investment portfolio management, and funds management positions. He worked at Union Planters Bank from 1998 - 2001, achieving the title of city president, after rising to executive vice president during his tenure at First National Bank of Wetumpka from 1982 - 1998. From 1980 - 1982, Mr. Cosby worked at Jackson Thornton and Co., CPAs. He earned a B.S. in accounting from Auburn University, and became a certified public accountant in June 1982. Mr. Cosby is a past chairman and current board member of the Alabama Bankers Association, Inc.

Suzanne S. DeFerie has served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, since January 2008 and its holding company, ASB Bancorp. Inc. since its incorporation in May 2011. Ms. DeFerie also serves a member of the boards of directors for both Asheville Savings Bank and ASB Bancorp. Inc. Prior to becoming Chief

Executive Officer, Ms. DeFerie was Executive Vice President and Chief Financial Officer of Asheville Savings Bank for 16 years. Ms. DeFerie's experience in auditing, accounting and SEC reporting supported her appointment to fill the membership directorship vacancy.

Michael P. Fitzgerald is chairman, president and chief executive officer of Bank of Georgetown, located in Washington, D.C. Mr. Fitzgerald co-founded Bank of Georgetown in 2005 and oversees strategic planning, overall bank management and daily operations. Mr. Fitzgerald has more than 32 years of experience in commercial banking in the Greater Washington, D.C. area. From 1998 through 2003, he served as senior vice president of Sequoia Bank, overseeing all commercial banking operations in Maryland as well as government contractor banking efforts throughout the region. Mr. Fitzgerald began his banking career with Riggs Bank, where he served for 15 years in several capacities, including corporate banking, special assistant to the chairman, and from 1988 through 1994, was named president and chief executive officer of The Riggs National Bank of Maryland. Throughout his career, Mr. Fitzgerald has been active in a number of civic, cultural and educational organizations. He currently serves on the board of trustees of Marymount University and Providence Hospital, as a board member and former president of The Friendly Sons of St. Patrick of Washington, D.C. Mr. Fitzgerald also serves as a member of the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Richmond. Mr. Fitzgerald's experience in accounting, financial management, organizational management, project development, credit and collateral, board service, and community banking supported his appointment to fill the membership directorship vacancy.

William C. Handorf, Ph.D. has served as a professor of finance and real estate at The George Washington University's School of Business in Washington, D.C. since 1975. From 2001 to 2006, Mr. Handorf served as a director of the Federal Reserve Bank of Richmond's Baltimore branch, including two years as chair. From 1992 to 1995, Mr. Handorf served as a private citizen director of the FHLBanks Office of Finance. Mr. Handorf's experience in financial markets, banking, real estate investment, accounting, and derivatives supported his nomination as an independent director.

J. Thomas Johnson is president and chief executive officer of Citizens Building and Loan, SSB in Greer, South Carolina, a position he has held since May 2009. Mr. Johnson is also vice chairman of the board of First Community Bank and its holding company, First Community Corporation, a position he has held since October 2004. From 1984 to 2004, Mr. Johnson was chief executive officer of Newberry Federal Savings Bank, and was chairman of the board of its holding company, Dutch Fork Bancshares, Inc., from its inception in 2000 until its acquisition by First Community Corporation in 2004. Mr. Johnson had previously been with Newberry Federal Savings Bank since 1977. Mr. Johnson is chairman of Business Carolina Inc., a statewide economic development lender, and serves on the boards of the South Carolina Bankers Association and a number of other civic and professional organizations. Mr. Johnson served as vice chairman of the board of the Bank from 2008 through 2010.

Jonathan Kislak has served as principal and chairman of the board of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. Since October 2013, Mr. Kislak has served on the board of directors and chair of the audit committee of Cherry Hill Mortgage Investment Corp. (NYSE - CHMI). Mr. Kislak's experience in economics and finance supported his nomination as an independent director.

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation's largest nonprofit owners of affordable multifamily housing, and served as president, chief operating officer, and chief financial officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse First Boston in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds from 2011 through the present. He is a member of the New York State Bar, District of Columbia Bar, Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall earned a B.A., magna cum laude, in History from Harvard College followed by the simultaneous completion of a J.D., cum laude, from Harvard Law School and M.B.A. from Harvard Business School. Mr. Leffall's experience in finance, law, and affordable multifamily housing, and derivatives knowledge supported his nomination as an independent director.

Kim C. Liddell has served as president and chief executive officer of 1880 Bank, formerly known as the National Bank of Cambridge, in Cambridge, Maryland, since 2010. He was elected chairman of the board of directors in April 2011. From 2004 to 2009, Mr. Liddell served as chief operating officer and executive vice president of Cardinal Financial Corporation (CFNL) and Cardinal Bank. Mr. Liddell has served as a board member of the Virginia Bankers Association's Member Services, Inc., Junior Achievement of the National Capital Area, Business in Education Partnership with the Falls Church City Public Schools, Arlington County Chamber of Commerce, Celebrate Fairfax, and Leadership Fairfax. Mr. Liddell currently serves on the boards of the Maryland Bankers Association and Dorchester General Hospital Foundation. He previously served on the board of the Dorchester County Chamber of Commerce.

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

John C. Neal has served as president and director of Union Bank & Trust, formerly known as Union First Market Bank, in Richmond, Virginia, since 2010. He also serves as chief banking officer of Union Bankshares Corporation. From 2004 to 2010, he served as president and chief executive officer of Union Bank and Trust Company. Mr. Neal has served as Union Bankshares Corporation's executive vice president and chief banking officer since 2005. Currently, Mr. Neal serves on the board of directors of the Benefits Corporation, a subsidiary of the Virginia Bankers Association. He also serves on the board of trustees of the Virginia Commonwealth University Foundation and the board of directors of the Fredericksburg Regional Alliance. He is a past board member and chairman of the Virginia Association of Community Banks. Mr. Neal has been active in numerous community development organizations, including the Rappahannock Economic Development Commission, and the Fredericksburg Industrial Development Authority.

Henry Gary Pannell has served as special counsel with the law firm Jones, Walker, L.L.P. in Atlanta, Georgia since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta, Georgia since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, Georgia, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and continues to serve as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell's experience in federal banking law, corporate governance, bank accounting, and community development supported his nomination as an independent director.

Robert L. Strickland, Jr. is executive director of the Alabama Housing Finance Authority, an independent public corporation dedicated to serving the housing needs of low- and moderate-income Alabamians, a position he has held since 1987. Mr. Strickland served as president of the National Council of State Housing Agencies for two terms. He has also served on the National Association of Home Builders Mortgage Finance Roundtable and as a member of Fannie Mae's National Advisory Council. He currently serves as a director of the Alabama MultiFamily Loan Consortium. Mr. Strickland's experience in affordable housing finance supported his nomination as a public interest director.

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

Finance Agency Regulations Regarding Independence

The Finance Agency's director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the

Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of March 12, 2015, each of the Bank's directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 12, 2015, directors Garczynski, Handorf, Kislak, Leffall, and Pannell, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.
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

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Cosby, Liddell, Garczynski, Johnson, Neal, Pannell, Strickland and Whaley. As the Bank's Governance and Compensation Committee may only recommend actions to the full board regarding governance practices, compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE's standards for compensation committees. The board determined that, as of March 12, 2015, each of directors Garczynski, Handorf, Kislak, Leffall, and Pannell, was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Mr. Strickland was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Cosby, DeFerie, Fitzgerald, Garczynski, Handorf, Kislak, Leffall, and Whaley. The board determined that, as of March 12, 2015, each of directors Garczynski, Handorf, Kislak, and Leffall was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors DeFerie, Handorf, Kislak, Leffall, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 12, 2015, each of the Bank's directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency's standards applicable to the Bank's Audit Committee.

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices, compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2014 has at any time been an officer or employee with the Bank. None of the Bank's executive officers served during 2014 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the board of directors.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank's 2014 compensation program for its chief executive officer, chief financial officer, and three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank's “named executive officers.”

In 2014 the Bank's named executive officers were as follows:

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Robert C. Bennett	Senior Vice President and Chief Information Officer

Philosophy and Objectives

The Bank's compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives that lead to enhanced business performance and shareholder value. The Bank's compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives' incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank's incentive compensation plan contains overall Bank performance thresholds that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The incentive compensation plan contains quantitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

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

Base salary. Base salary is established on the basis of the ongoing duties associated with managing a particular set of functions at the Bank and provides an amount of fixed compensation. Each executive's base salary also is used as a basis in calculating the executive's annual incentive award opportunity, as described below.

Incentive compensation. The Bank provides an annual cash award opportunity (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. The ICP is designed to promote and reward achievement of annual corporate performance goals set by the board. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of a portion of any ICP granted is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). If, as of the time any payment of the Deferred Incentive otherwise would be due, the board of directors has made a good faith determination that the Bank has not achieved certain financial performance requirements, the board of directors may in its sole discretion elect to reduce or eliminate such payment of Deferred Incentive.

Benefits. The Bank provides retirement benefits to promote executive retention, and the executive officers are eligible to participate in the same benefit plans that are made available to other employees of the Bank, such as medical, group term life and long-term disability coverage. The Bank also provides limited perquisites to executive officers.

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

The chief executive officer reviews and recommends to the board the base salary of the senior vice president and higher level officers that report directly to him. The chief executive officer also determines the base salary of all other senior vice president officers (other than the chief audit officer) within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Towers Watson to provide assistance in evaluating the Bank's executive compensation programs for 2014. Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank's executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank's business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation, including base salary, target incentive compensation, retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at certain comparable commercial banks and financial services organizations. The companies that were included in the peer groups for 2014 are listed below in "Compensation Decisions in 2014 - Overview." The board uses this data to assess competitive levels of compensation for our executives and did not target any named executive officer's compensation to a specific percentile of such executive officer's comparable position in the peer groups.

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

Finance Agency oversight of executive compensation. Pursuant to the Housing Act, the Director prohibits the FHLBanks from providing compensation to any executive officer that is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. Pursuant to this authority and a Finance Agency final rule on executive compensation, effective February 27, 2014, the FHLBanks are required to report to the Director all compensation actions relating to the president, the chief financial officer, and the three other most highly compensated officers at least 30 days in advance of any planned board decision with respect to those actions, and at least 60 days prior to entering into any written arrangement that provides incentive awards to any executive officer. At any time before an executive compensation action is taken, the Director may require an FHLBank to withhold any payment, transfer, or disbursement of compensation to an executive officer, or to place such compensation in an escrow account, or prohibit the action. The Housing Act also authorizes the Director to prohibit the Bank from making any golden parachute payments to its officers, employees, and directors.

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

Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2014.

Compensation Decisions in 2014
Overview
The board of directors bases its compensation decisions on both objective criteria related to the Bank's performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers' performance in 2014 were:

•	achievement of performance objectives for 2014 as determined by the board;

•	fulfillment of the Bank's public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank's size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank's 2014 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. His base salary during 2014 was $722,000, which represents a 5.79% increase from 2013. In determining the base salary for Mr. McMullan, the board considered data developed by Towers Watson regarding the cash compensation provided by two different groups:

(1) the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations (FHLB Peers):

•	FHLBank Chicago

•	FHLBank Dallas

•	FHLBank New York

•	FHLBank San Francisco

and (2) the following commercial banks with assets between $20 billion and $65 billion (Commercial Bank Peers):

• Associated Banc-Corp        • First Horizon National
• Bank of the West        • Huntington Bancshares
• City National Bank        • People’s Bank
• Comerica            • Popular
• East West Bank        • Webster Bank
• First Citizens Bank        • Zion’s Bancorporation

The median asset size for the Commercial Bank Peers was $29.5 billion. According to the historical data provided to the board by Towers Watson, Mr. McMullan's 2014 salary was below the median base salary for the presidents of the FHLB Peers and the Commercial Bank Peers.

In determining the 2014 base salary for Mr. Malmberg, the board considered the same comparative compensation data provided by Towers Watson listed above. In order to review sufficient market data in determining the base salaries for Ms. Adams and Mr. Dozier, whose positions are not as precisely mirrored at other institutions, the board also considered compensation data supplied by Towers Watson from the following financial services organizations with assets between $20 billion and $65 billion (Financial Service Peers):

• Associated Banc-Corp        • Huntington Bancshares
• Assurant            • Navy Federal Credit Union
• Bank of the West        • People’s United Financial Inc.
• Chubb            • Phoenix Companies
• Cigna            • Popular
• City National Bank        • Progressive
• CNO Financial        • Protective Life
• Comerica            • RGA Reinsurance Group
• Commerce Bancshares        • Synovus Financial Corporation
• Cullen Frost Bankers        • Unum Group
• East West Bank        • Visa
• First Citizens Bank        • Webster Bank
• First Horizon National        • Wellpoint
• Great American Insurance    • Zion’s Bancorporation

The median asset size for the Financial Service Peers was $34.1 billion.

Following this review, the board opted to increase the existing base salaries of Mr. Malmberg, Ms. Adams, and Mr. Dozier to $455,000 (a 6.31% increase), $440,000 (a 6.28% increase), and $435,000 (a 6.36% increase), respectively, for 2014. According to the historical data provided to the board by Towers Watson, the 2014 base salaries of Mr. Malmberg, Ms. Adams, and Mr. Dozier were below the median base salaries for comparable positions at the considered FHLB Peers, Commercial Bank Peers and Financial Service Peers. As discussed above, the chief executive officer determines the base salary of all senior vice president officers (other than those officers reporting directly to him, whose base salaries are established by the board of directors, and the chief audit officer). Mr. Bennett's base salary for 2014 was $368,000, which represented a 3.81% increase from 2013.

Incentive Compensation

The 2014 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year, were as follows:

2014 Award Opportunities

	Percent of Base Salary
Title	Threshold (%)	Target (%)	Maximum (%)
President and Chief Executive Officer	40.00	75.00	98.00
Executive Vice President	30.00	55.00	80.00
Senior Vice President	24.00	48.00	70.00

The 2014 award opportunities were increased from 2013 to ensure the Bank’s total direct compensation package remains market competitive and aligned with the Bank's overall executive compensation philosophy. In approving these adjustments, the board reviewed comparative market data from the peer reference groups noted above and considered the Bank’s inability to provide equity-based compensation.

For 2014, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank's strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal's “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management's projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2014. A description of each of the performance metrics, and the performance against such metrics in 2014, is provided following the tables.

2014 Weights and Awards

President and Chief Executive Officer
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	40.00	16.00	30.00	39.20
Risk Management - Risk Appetite	30.00	12.00	22.50	29.40
Risk Management - ROE Spread to 3-Month LIBOR	30.00	12.00	22.50	29.40
Total	100.00	40.00	75.00	98.00

Executive Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	40.00	12.00	22.00	32.00
Risk Management - Risk Appetite	30.00	9.00	16.50	24.00
Risk Management - ROE Spread to 3-Month LIBOR	30.00	9.00	16.50	24.00
Total	100.00	30.00	55.00	80.00

Senior Vice President
		Percent of Base Salary
Goal	Weight (%)	Threshold (%)	Target (%)	Maximum (%)
Shareholder Focus - Shareholder Activity	30.00	7.20	14.40	21.00
Risk Management - Risk Appetite	25.00	6.00	12.00	17.50
Risk Management - ROE Spread to 3-Month LIBOR	25.00	6.00	12.00	17.50
Individual and Team Goals	20.00	4.80	9.60	14.00
Total	100.00	24.00	48.00	70.00

The Shareholder Focus - Shareholder Activity goal measures the increase in the number of products and services utilized by members during 2014. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2014, over a product utilization baseline established as of December 31, 2013. The performance goals were 7.02 percent product utilization increase (threshold), 9.14 percent (target), and 13.37 percent (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall basis. Based on 2014 performance, the board awarded the maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. This goal was substantially the same for each named executive officer, and performance under these measures was determined on an overall basis. As of December 31, 2014, the Bank achieved a risk appetite performance score of 99.2%. Based upon that score, the board awarded an amount between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the ROE amount in excess of average three-month LIBOR, excluding the impact of other-than-temporary impairment losses on private-label MBS. This performance measure reflects the Bank's ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. No adjustments were made for 2014. For 2014, the performance goals were 365 basis points (threshold), 400 basis points (target), and 430 basis points (maximum). In 2014 the Bank's ROE spread to three-month LIBOR, excluding litigation settlement gains, was 387 basis points. Based upon that calculation, the board awarded an amount between the threshold and target level for this goal.

In 2014, the board of directors did not establish individual performance award opportunities for the Bank's president and executive vice presidents.

The following table provides the final award level associated with each performance goal and total award amounts for each named executive officer.

2014 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	39.20	28.85	18.60	—	86.65	Target-Max	$625,613	$312,806
Kirk R. Malmberg	32.00	23.40	13.71	—	69.11	Target-Max	314,451	157,225
Cathy C. Adams	32.00	23.40	13.71	—	69.11	Target-Max	304,084	152,042
Robert F. Dozier, Jr.	32.00	23.40	13.71	—	69.11	Target-Max	300,629	150,314
Robert C. Bennett	21.00	17.06	9.77	14.00	61.83	Target-Max	227,534	113,767

The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion was subtracted from the total calculated award value and will be paid, together with positive or negative returns (equal to the Bank's return on equity for the applicable year) over three years (2016-2018) on the following schedule, subject to certain restrictions discussed above:

Deferred Incentive Fee Payout Schedule

Payment Year	Payment
2016	1/3 of balance (± 1-year return)
2017	1/2 of balance (± 2-year return)
2018	Remaining balance (± 3-year return)

If a named executive officer's employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including Deferred Incentive) shall be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits

The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit pension plans and defined contribution/deferred compensation plans. These plans are described in more detail below in the sections entitled "Executive Compensation," "Pension Benefits," and "Deferred Compensation."

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

BOARD OF DIRECTORS

F. Gary Garczynski, Chairman	Richard A. Whaley, Vice Chairman
Travis Cosby, III	LaSalle D. Leffall, III
Suzanne S. DeFerie	Kim C. Liddell
Michael P. Fitzgerald	Miriam Lopez
William C. Handorf	John C. Neal
J. Thomas Johnson	Henry Gary Pannell
Jonathan Kislak	Robert L. Strickland, Jr.

Executive Compensation

Summary Compensation Tables

The following table provides a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2014, 2013, and 2012. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2014 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (2)	Non-Equity Incentive Plan Compensation (e) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (4)	All Other Compensation (g) (5)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2014	$722,000	$100	$651,166	$2,545,955	$62,401	$3,981,622
	2013	682,500	1,100	681,764	154,640	59,980	1,579,984
	2012	650,000	100	634,959	888,648	58,112	2,231,819
Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2014	455,000	100	327,033	964,617	28,301	1,775,051
	2013	428,000	100	334,624	3,730	25,730	792,184
	2012	411,950	100	315,086	298,740	28,815	1,054,691
Cathy C. Adams Executive Vice President and Chief Operations Officer	2014	440,000	100	316,213	1,556,293	26,840	2,339,446
	2013	414,000	100	323,601	348	25,158	763,207
	2012	395,625	100	302,625	481,352	24,288	1,203,990
Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer	2014	435,000	100	311,992	66,000	26,050	839,142
	2013	409,000	100	316,927	25,000	25,550	776,577
	2012	390,000	100	294,840	18,000	25,048	727,988
Robert C. Bennett Senior Vice President and Chief Information Officer(1)	2014	368,000	200	236,608	122,000	22,865	749,673
	2013	354,500	100	240,396	34,000	22,805	651,801

____________
(1) Mr. Bennett was not a named executive officer in 2012.
(2) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides the named executive officers a tax gross-up on this bonus, which amount is included in column (g). The 2014 bonus amount for Mr. Bennett and the 2013 bonus amount for Mr. McMullan also include award payments of $100 and $1,000, respectively, under the Bank's Service Award Program to recognize employees with five or more years of service. The Service Award Program is administered by the Bank's human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g).
(3) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2014, 2013, and 2012 pursuant to awards under the ICP, subject to certain mandatory deferral requirements. Fifty percent of the ICP awards for each year were subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2014 non-equity incentive compensation awards are subject to a 30 day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 24, 2015. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years.
(4) The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer's aggregate pension benefits under the Bank's Qualified and Excess Plans, computed as described in footnote (1) to the 2014 Pension Benefits table, and (ii) all "above market" earnings earned under the Bank's non-qualified deferred compensation plans. Under SEC rules, "above-market" earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2014 above-market amounts for Mr. McMullan, Mr. Malmberg, and Ms. Adams were $5,955, $617, and $293, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(5) The amounts in column (g) for 2014 consist of the following amounts:

Name	Contributions under the Bank's qualified 401(k) Plan (1)	Matching contributions under the Bank's non-qualified defined contribution benefit equalization plan	Perquisite (2)	Tax Gross-ups	Total
W. Wesley McMullan	$14,114	$29,206	$19,031	$50	$62,401

Kirk R. Malmberg	9,000	18,300	951	50	28,301

Cathy C. Adams	8,123	18,277	402	38	26,840

Robert F. Dozier, Jr.	26,000	—	—	50	26,050

Robert C. Bennett	15,600	6,480	685	100	22,865
____________
(1) The Bank provided Mr. Dozier with $15,600 in matching 401(k) contributions and $10,400 in automatic 401(k) contributions.

(2) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank provided Mr. McMullan reimbursement for travel-related expenses, including an airline program membership, reimbursement for guest travel to certain business functions, and a $1,500 per month car allowance. The Bank provided Mr. Malmberg reimbursement for travel-related expenses, including an airline program membership, as well as reimbursement for guest travel to certain business functions. The Bank provided Ms. Adams reimbursement for guest travel to certain business functions and Mr. Bennett reimbursement for financial and tax planning services.

Awards of Incentive Compensation in 2014

The following table provides information concerning each grant of an award to a named executive officer in 2014 under the ICP.

2014 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$288,800	$541,500	$707,560
Kirk R. Malmberg	136,500	250,250	364,000
Cathy C. Adams	132,000	242,000	352,000
Robert F. Dozier, Jr.	130,500	239,250	348,000
Robert C. Bennett	88,320	176,640	257,600
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank's ICP for the fiscal year ended December 31, 2014. The actual amounts earned pursuant to the ICP during 2014 are reported under column (e) of the summary compensation table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2014 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank's tax-qualified pension plan (Qualified Plan), and the Bank's non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2014, payable to each of the named executive officers, including the number of years of service credited to each named executive under each plan.

Qualified Plan

The pension benefits payable under the Qualified Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant's benefit in the plan vests upon completion of five years of service with the Bank, and the participant then may retire under the plan at the times described below.

Employees hired before July 1, 2005

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

Mr. McMullan, Mr. Malmberg, and Ms. Adams participate in the Qualified Plan on these terms because they were hired on or before July 1, 2005. Each of Mr. McMullan, Mr. Malmberg, and Ms. Adams has attained eligibility for immediate early retirement.

Employees hired between July 1, 2005 and February 28, 2011

For participants hired between July 1, 2005 and February 28, 2011, the Qualified Plan generally provides an annual retirement allowance equal to 1.5 percent of the participant's highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available. Mr. Bennett, hired in 2009, participates in the Qualified Plan under these terms and satisfied the plan vesting requirements as of January 1, 2015.

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

Mr. Dozier participates solely in the Excess Plan because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participates in the Excess Plan to the same extent as if he were participating in the Qualified Plan (as if an employee hired between July 1, 2005 and February 28, 2011). Based on his length of employment, Mr. Dozier has not yet satisfied the plan vesting requirements and therefore is not yet eligible to retire under the Excess Plan.

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

2014 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Qualified Plan	26.8	$1,525,000	$—
	Excess Plan	26.8	5,088,000	—
Kirk R. Malmberg(2)	Qualified Plan	17.8	1,064,000	—
	Excess Plan	17.8	1,699,000	—
Cathy C. Adams	Qualified Plan	28.3	1,879,000	—
	Excess Plan	28.3	2,886,000	—
Robert F. Dozier, Jr.	Qualified Plan	—	—	—
	Excess Plan	2.5	109,000	—
Robert C. Bennett	Qualified Plan	4.9	228,000	—
	Excess Plan	4.9	87,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2014, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 3.95 percent discount rate; 4.12 percent was used to calculate benefits under the Excess Plan.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank's Excess Plan, using the methodology described in note 1, is $384,000.

Deferred Compensation

Each named executive officer of the Bank is eligible to participate in the Bank's non-qualified, elective deferred compensation plan. Each named executive officer is also eligible to participate in the defined contribution benefit equalization plan, with the exception of Mr. Dozier. Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the defined contribution benefit equalization plan.

The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to direct such compensation into a range of mutual fund options designed to mirror the Bank's 401(k) Plan. Directors, and beginning in 2014, all deferred compensation plan participants, may select an interest crediting rate based on the Bank's return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant's employment has ended, or at a time that begins at or after the participant's retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan. Mr. McMullan and Ms. Adams participated in the deferred compensation plan for the year ended December 31, 2014.

Named executive officers are permitted to defer up to 40 percent of salary under the Bank's qualified 401(k) and non-qualified defined benefit equalization contribution plans. The Bank matches the amount contributed by a participant up to six percent of base salary. For employees hired on or after March 1, 2011, including Mr. Dozier, the Bank automatically contributes four percent of base salary into the 401(k) plan on behalf of the employee, in addition to the six percent match described above. All Bank contributions are subject to a two-year vesting period.

The defined contribution benefit equalization plan, like the 401(k) plan, is self-directed and provides participants with a range of mutual fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the defined contribution benefit equalization plan begin when a participant's employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.

The amounts shown in the table below include compensation earned and deferred in 2014, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2014 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4) (5)
W. Wesley McMullan	$376,800	$29,206	$65,294	$—	$1,277,445
Kirk R. Malmberg	49,800	18,300	72,912	—	758,421
Cathy C. Adams	73,800	18,277	32,330	—	803,377
Robert F. Dozier, Jr.	—	—	—	—	—
Robert C. Bennett	2,760	6,480	4,565	—	58,949
____________
(1) Amounts under column (b) are included in salary reported for 2014 in column (c) of the 2014 Summary Compensation Table for all named executive officers. In addition, for Mr. McMullan, a portion of the amount under column (b) is included in non-equity incentive plan compensation reported in column (e) of the 2014 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2014 in column (g) of the 2014 Summary Compensation Table.
(3) Amounts under column (d) reflect actual market returns for mutual funds selected by participants and interest credit received under the Bank's core economic income return on equity interest crediting rate.
(4) The aggregate balance includes $360,177 for Mr. McMullan and $16,936 for Ms. Adams under the deferred compensation plan at December 31, 2013. In addition, the aggregate balance includes $2,158 under the defined contribution benefit equalization plan at December 31, 2013 for Ms. Adams.
(5) Portions of this amount also are reported in the Summary Compensation Table; the year end 2014 aggregate balance for Mr. McMullan includes $22,000 and $45,250 included in salary reported in column (c) of the Summary Compensation Table for 2012 and 2013, respectively, and $312,000 included in non-equity incentive plan compensation reported in column (e) of the Summary Compensation Table for 2013. The year end 2014 aggregate balance for Mr. Malmberg includes $14,575 and $41,200, and for Ms. Adams includes $28,931 and $54,180, in each case included in salary reported in column (c) of the Summary Compensation Table for 2012 and 2013, respectively. The year end 2014 aggregate balance for Mr. Bennett includes $1,815 included in salary reported in column (c) of the Summary Compensation Table for 2013.

Potential Payments upon Termination or Change in Control
No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. McMullan, none of the current executive officers has a severance arrangement with the Bank.

For Mr. McMullan, the board approved a severance arrangement providing that upon the Bank's termination of his employment for any reason other than “cause,” or upon Mr. McMullan's termination of his employment for “good reason,” the Bank shall pay a total of one year's base salary in effect at the date of termination in a lump sum within 30 days after Mr. McMullan executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan's incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. McMullan was employed that year. The incentive compensation award is payable at the time such incentive compensation awards are paid to other senior executives. In addition, Mr. McMullan is entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement.

Under Mr. McMullan's Employment Agreement, “cause” is defined to include Mr. McMullan's willful failure to perform substantially his duties; his engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; his breach of fiduciary duty or breach of certain covenants in the Employment Agreement; his refusal to comply with a lawful directive from the Chairman of the board of directors or from the board of directors; or his material breach of the Employment Agreement. In addition, the Employment Agreement defines “good reason” to include a material diminution in Mr. McMullan's base salary or in his authority; the Bank requiring Mr. McMullan to be based at any office or location other than in Atlanta, Georgia; or a material breach of the Employment Agreement by the Bank.

The following table provides information about potential payments to Mr. McMullan in the event his employment had terminated on December 31, 2014. He is not entitled to any tax gross-up payments in the event of termination, whether under the 280G "golden parachute" tax rules or otherwise.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Life Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2014 ICP Award	Deferred Incentive for Prior Periods (1)	Annual Base Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary For Cause	—	—	—	—	—	—	—
Involuntary Without Cause	625,613	647,109	722,000	—	—	—	1,994,722
Resignation For Good Reason	625,613	647,109	722,000	—	—	—	1,994,722
____________
(1) Mr. McMullan has reached a combination of age and years of service to the Bank totaling at least 70.

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

•
Amounts accrued and vested through the 401(k) Plan and the defined contribution benefit equalization plan (the Bank's qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank's deferred compensation plan.

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

Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director's guest; in 2014, these expenses totaled $10,908.

During 2014, directors received fees for attendance at each board and committee meeting as described below. The following annual compensation limits applied.

2014 Annual Compensation Limits

Title	Amount
Chairman of the Board	$85,000
Vice Chairman of the Board	80,000
Chairman of the Audit Committee	80,000
Other Committee Chairmen (excluding Audit and Executive)	75,000
All Other Directors	65,000

Under the 2014 Directors' Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director's annual cap for attendance at no less than 75 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 15, 2013 and ended January 30, 2014 (the day of the first scheduled in-person board meeting for 2014). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 13, 2014 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2014 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity. No increase could exceed the applicable annual compensation cap.

The following table sets forth the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2014.

2014 Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c) (2)	All Other Compensation (d) (3)	Total (e)
John M. Bond, Jr.	$75,000	$5,352	$667	$81,019
Travis Cosby, III	65,000	—	454	65,454
Michael P. Fitzgerald(4)	55,714	—	672	56,386
F. Gary Garczynski	75,000	—	1,237	76,237
Donna C. Goodrich(1)	85,000	—	240	85,240
William C. Handorf	80,000	—	—	80,000
J. Thomas Johnson	65,000	—	1,227	66,227
Jonathan Kislak(1)	80,000	—	—	80,000
LaSalle D. Leffall III	75,000	—	—	75,000
Miriam Lopez	65,000	—	400	65,400
John C. Neal	65,000	—	488	65,488
Henry Gary Pannell	65,000	124	1,292	66,416
Robert L. Strickland, Jr.	75,000	—	2,485	77,485
Richard A. Whaley	75,000	—	1,746	76,746
____________
(1) At the request of the director, this amount was paid to a charity of his or her choosing.
(2) Directors are eligible to participate in the Bank's deferred compensation plan. Directors Bond and Pannell elected to defer compensation during 2014. Amounts reported for Directors Bond and Pannell represent above-market earnings on amounts deferred during prior years.
(3) Directors may be reimbursed for certain guest transportation, and other ordinary travel expenses and activities.
(4) Director Fitzgerald was elected by the board of directors effective March 26, 2014 to fill a vacant member director seat.

In December 2014, the board of directors approved the 2015 Directors' Compensation Policy, which is substantially similar to the 2014 policy but increased the annual compensation limits as reflected in the following table.

2015 Annual Compensation Limits

Title	Amount
Chairman of the Board	$95,000
Vice Chairman of the Board	90,000
Chairman of the Audit Committee	90,000
Other Committee Chairmen (excluding Audit and Executive)	85,000
All Other Directors	75,000

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

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2014	$3,821	$381	$872	$75	$1	$19	$5,169
December 31, 2013	3,766	290	739	86	2	24	4,907
December 31, 2012	3,641	342	810	104	1	40	4,938
December 31, 2011	4,133	675	810	98	2	286	6,004
December 31, 2010	5,273	996	847	107	1	529	7,753

The following table sets forth information about those members that are beneficial owners of more than five percent of the Bank's capital stock as of February 28, 2015.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	7,355,464	15.59
100 North Tryon Street
Charlotte, NC 28255
Capital One, National Association	5,240,514	11.10
1680 Capital One Drive
McLean, VA 22102
Navy Federal Credit Union	4,660,440	9.88
820 Follin Lane
Vienna, VA 22180
Branch Banking and Trust Company	3,097,965	6.56
200 W 2nd Street
Winston Salem, NC 27104
SunTrust Bank	2,404,111	5.09
25 Park Place
Atlanta, GA 30302

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank's capital stock. The following table lists these institutions as of February 28, 2015.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Union Bank & Trust	Richmond, VA	294,454	0.62
Bank of Georgetown	Washington, DC	42,100	0.09
Asheville Savings Bank, S.S.B.	Asheville, NC	29,019	0.06
First Community Bank	Lexington, SC	19,462	0.04
Marquis Bank	Coral Gables, FL	6,966	0.01
Citizens Bank of Americus	Americus, GA	4,566	0.01
First Community Bank of Central Alabama	Wetumpka, AL	2,777	0.01
1880 Bank	Cambridge, MD	1,715	*
Citizens Building and Loan, SSB	Greer, SC	1,551	*
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

Item 14.     Principal Accountant Fees and Services.

The aggregate fees billed to the Bank by PwC are set forth in the following table for each of the years ended December 31, 2014 and 2013 (in thousands).

	For the Years Ended December 31,
	2014	2013
Audit fees(1)	$867	$796
Audit-related fees(2)	42	58
Total fees	$909	$854
____________
(1) Audit fees and expenses for the years ended December 31, 2014 and 2013 were for professional services rendered by PwC in connection with the Bank's annual audits and quarterly reviews of the Bank's financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2014 and 2013 were for assurance and related services primarily related to accounting and consultations.

The Bank is exempt from federal, state and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2014 and 2013.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services and non-audit services to be provided by the Bank's independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2014 and 2013, 100 percent of the audit fees and audit-related fees were pre-approved by the Audit Committee.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2014 and 2013
Statements of Income for the Years Ended December 31, 2014, 2013, and 2012
Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013, and 2012
Statements of Capital Accounts for the Years Ended December 31, 2014, 2013, and 2012
Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through October 25, 2012)[1]
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[2]
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2011 revision) [3]
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)[4]
10.3	Form of Officer and Director Indemnification Agreement[5]
10.4	Federal Home Loan Bank of Atlanta 2015 Directors' Compensation Policy
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012)[6]
10.6	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan[7]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[8]
10.8	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[9]
12.1	Statement regarding computation of ratios of earnings to fixed charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Report
101
Audited financial statements from the Annual Report on Form 10-K of Federal Home Loan Bank of Atlanta for the year ended December 31, 2014, filed on March 13, 2015, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

1	Filed on October 26, 2012 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
3	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
4	Filed on March 30, 2009 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
5	Filed on March 17, 2006 with the SEC in the Bank's Form 10 Registration Statement and incorporated herein by reference.
6	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
7	Filed on March 14, 2014 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
8	Filed on June 27, 2006 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
9	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 13, 2015	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2015	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 13, 2015	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer

Date:	March 13, 2015	By /s/ William T. Shaw
Name: William T. Shaw
Title: First Vice President and Controller

Date:	March 13, 2015	By /s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Chairman of the Board of Directors

Date:	March 13, 2015	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Vice Chairman of the Board of Directors

Date:	March 13, 2015	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 13, 2015	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 13, 2015	By /s/ Michael P. Fitzgerald
Name: Michael P. Fitzgerald
Title: Director

Date:	March 13, 2015	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 13, 2015	By /s/ J. Thomas Johnson
Name: J. Thomas Johnson
Title: Director

Date:	March 13, 2015	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 13, 2015	By /s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 13, 2015	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 13, 2015	By /s/ Miriam Lopez
Name: Miriam Lopez
Title: Director

Date:	March 13, 2015	By /s/ John C. Neal
Name: John C. Neal
Title: Director

Date:	March 13, 2015	By /s/ Henry Gary Pannell
Name: Henry Gary Pannell
Title: Director

Date:	March 13, 2015	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director