Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Atlanta
filed 2015-05-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2015 was 45,074,138.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2015	As of December 31, 2014
Assets
Cash and due from banks	$519	$915
Interest-bearing deposits (including deposits with another FHLBank of $2 as of March 31, 2015 and December 31, 2014)	341	1,010
Securities purchased under agreements to resell	1,745	1,960
Federal funds sold	4,780	6,385
Investment securities:
Trading securities (includes another FHLBank’s bond of $58 and $60 as of March 31, 2015 and December 31, 2014, respectively)	1,258	1,269
Available-for-sale securities	1,905	1,981
Held-to-maturity securities (fair value of $24,177 and $23,988 as of March 31, 2015 and December 31, 2014, respectively)	24,055	23,897
Total investment securities	27,218	27,147
Advances	85,416	99,644
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	709	749
Allowance for credit losses on mortgage loans	(2)	(3)
Total mortgage loans held for portfolio, net	707	746
Accrued interest receivable	178	179
Derivative assets	151	112
Premises and equipment, net	26	27
Other assets	196	219
Total assets	$121,277	$138,344
Liabilities
Interest-bearing deposits	$1,482	$1,110
Consolidated obligations, net:
Discount notes	26,902	37,162
Bonds	86,072	92,088
Total consolidated obligations, net	112,974	129,250
Mandatorily redeemable capital stock	17	19
Accrued interest payable	209	145
Affordable Housing Program payable	65	65
Derivative liabilities	149	184
Other liabilities	206	580
Total liabilities	115,102	131,353
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 as of March 31, 2015 and December 31, 2014	748	726
Subclass B2 issued and outstanding shares: 36 and 45 as of March 31, 2015 and December 31, 2014, respectively	3,571	4,424
Total capital stock Class B putable	4,319	5,150
Retained earnings:
Restricted	212	195
Unrestricted	1,565	1,551
Total retained earnings	1,777	1,746
Accumulated other comprehensive income	79	95
Total capital	6,175	6,991
Total liabilities and capital	$121,277	$138,344

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2015	2014
Interest income
Advances	$62	$57
Prepayment fees on advances, net	1	—
Interest-bearing deposits	1	1
Securities purchased under agreements to resell	1	—
Federal funds sold	3	2
Trading securities	17	19
Available-for-sale securities	28	32
Held-to-maturity securities	60	62
Mortgage loans	11	13
Total interest income	184	186
Interest expense
Consolidated obligations:
Discount notes	9	8
Bonds	71	88
Total interest expense	80	96
Net interest income	104	90
Reversal of provision for credit losses	(1)	(4)
Net interest income after reversal of provision for credit losses	105	94
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	(1)
Net impairment losses recognized in earnings	(1)	(1)
Net losses on trading securities	(12)	(14)
Net gains on derivatives and hedging activities	24	15
Gain on extinguishment of debt	—	15
Letters of credit fees	7	7
Other	2	1
Total noninterest income	20	23
Noninterest expense
Compensation and benefits	19	16
Other operating expenses	9	10
Finance Agency	3	3
Office of Finance	1	1
Other	2	1
Total noninterest expense	34	31
Income before assessments	91	86
Affordable Housing Program assessments	9	9
Net income	$82	$77

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2015	2014
Net income	$82	$77
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(17)	4
Reclassification of noncredit portion of impairment losses included in net income	1	1
Total other comprehensive (loss) income	(16)	5
Total comprehensive income	$66	$82

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	10	1,023	—	—	—	—	1,023
Repurchase/redemption of capital stock	(15)	(1,492)	—	—	—	—	(1,492)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	15	62	77	5	82
Cash dividends on capital stock	—	—	—	(44)	(44)	—	(44)
Balance, March 31, 2014	44	$4,412	$156	$1,534	$1,690	$117	$6,219

Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	9	994	—	—	—	—	994
Repurchase/redemption of capital stock	(18)	(1,821)	—	—	—	—	(1,821)
Net shares reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income (loss)	—	—	17	65	82	(16)	66
Cash dividends on capital stock	—	—	—	(51)	(51)	—	(51)
Balance, March 31, 2015	43	$4,319	$212	$1,565	$1,777	$79	$6,175

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$82	$77
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(45)	(25)
Reversal of provision for credit losses	(1)	(4)
Gain due to change in net fair value adjustment on derivative and hedging activities	(13)	(16)
Net change in fair value adjustment on trading securities	12	14
Net impairment losses recognized in earnings	1	1
Gain on extinguishment of debt	—	(15)
Net change in:
Accrued interest receivable	1	5
Other assets	22	9
Accrued interest payable	64	47
Other liabilities	(27)	(11)
Total adjustments	14	5
Net cash provided by operating activities	96	82
Investing activities
Net change in:
Interest-bearing deposits	533	34
Securities purchased under agreements to resell	215	(1,000)
Federal funds sold	1,605	(3,675)
Trading securities:
Proceeds from maturities	—	200
Available-for-sale securities:
Proceeds from maturities	69	87
Held-to-maturity securities:
Proceeds from maturities of long-term	950	564
Purchases of long-term	(1,455)	(1,745)
Advances:
Proceeds from principal collected	57,614	48,534
Made	(43,198)	(43,021)
Mortgage loans:
Proceeds from principal collected	35	38
Proceeds from sale of foreclosed assets	5	7
Purchase of premises, equipment, and software	(1)	(1)
Net cash provided by investing activities	16,372	22

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2015	2014
Financing activities
Net change in interest-bearing deposits	390	(280)
Net payments on derivatives containing a financing element	(21)	(22)
Proceeds from issuance of consolidated obligations:
Discount notes	209,007	115,262
Bonds	19,926	18,943
Payments for debt issuance costs	(3)	(2)
Payments for maturing and retiring consolidated obligations:
Discount notes	(219,266)	(124,663)
Bonds	(26,013)	(11,478)
Proceeds from issuance of capital stock	994	1,023
Payments for repurchase/redemption of capital stock	(1,821)	(1,492)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(6)	(3)
Cash dividends paid	(51)	(44)
Net cash used in financing activities	(16,864)	(2,756)
Net decrease in cash and due from banks	(396)	(2,652)
Cash and due from banks at beginning of the period	915	4,374
Cash and due from banks at end of the period	$519	$1,722
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$19	$49
Affordable Housing Program assessments, net	$9	$8
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$4	$2
Transfers of mortgage loans to real estate owned	$5	$5

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2015, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are contained in the Bank’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015 (Form 10-K).

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

A description of the Bank’s significant accounting policies is included in Note 2—Summary of Significant Accounting Policies to the 2014 audited financial statements contained in the Bank’s Form 10-K.

Revision

The Bank identified a classification error in its previously reported Statements of Cash Flows for the three-month period ended March 31, 2014, contained in the previously filed Quarterly Reports on Form 10-Q for that period. After evaluating the quantitative and qualitative aspects of the classification error, the Bank determined that the error was not material to the previously issued Statements of Cash Flows. Accordingly, the classification error has been corrected in this Quarterly Report on Form 10-Q. The correction had no impact on the Bank’s financial condition or results of operations for any period.

The following table summarizes the revisions made to the Bank’s Statement of Cash Flows for the three-month period ended March 31, 2014:

	For the Three Months Ended March 31, 2014
	As Originally Reported	As Revised
Operating activities
Net change in:
Other liabilities	$(320)	$(11)
Total adjustments	(304)	5
Net cash (used in) provided by operating activities	(227)	82

Investing activities
Held-to-maturity securities:
Purchases of long-term	(1,436)	(1,745)
Net cash provided by investing activities	331	22

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the Financial Accounting Standards Board (FASB) issued guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The amended guidance will be applied on a retrospective basis. The adoption of this guidance is not expected to have a material effect on the Bank's financial condition or results of operations.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance places more emphasis on risk of loss when determining a controlling financial interest. The guidance also reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not expected to effect the Bank's financial condition or results of operations.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. The Bank is in the process of evaluating this guidance and its effects on the Bank’s financial condition and results of operations has not yet been determined.

Recently Adopted Accounting Guidance

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. In August 2014, the FASB issued amended guidance related to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. The Bank adopted this guidance prospectively on January 1, 2015. The adoption of this guidance did not have a material effect on the Bank’s financial condition or results of operations.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

exposure to the economic returns of the underlying transferred asset over the transaction’s term. The Bank adopted this guidance effective January 1, 2015. The adoption of this guidance had no effect on the Bank’s financial condition or results of operations.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued guidance intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. The guidance clarifies that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Bank adopted this guidance prospectively on January 1, 2015. The adoption of this guidance did not have a material effect on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of March 31, 2015	As of December 31, 2014
Government-sponsored enterprises debt obligations	$1,199	$1,208
Another FHLBank’s bond (1)	58	60
State or local housing agency debt obligations	1	1
Total	$1,258	$1,269
 ____________
(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net losses on trading securities were as follows:

	For the Three Months Ended March 31,
	2015	2014
Net losses on trading securities held at period end	$(12)	$(14)

Note 4—Available-for-sale Securities

Major Security Type. Private-label residential mortgaged-backed securities (MBS) were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2015	$1,803	$21	$123	$—	$1,905
As of December 31, 2014	$1,863	$19	$137	$—	$1,981

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2015	4	$189	$5	9	$183	$16	13	$372	$21
As of December 31, 2014	4	$140	$2	9	$191	$17	13	$331	$19

A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2015	$1,174	$20	$78	$—	$1,232
As of December 31, 2014	$1,213	$17	$90	$—	$1,286

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of March 31, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$79	$1	$—	$80	$81	$1	$—	$82
Government-sponsored enterprises debt obligations	6,637	4	3	6,638	6,667	2	13	6,656
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	346	4	—	350	366	5	—	371
Government-sponsored enterprises single-family residential	13,158	127	11	13,274	13,665	125	24	13,766
Government-sponsored enterprises multi-family commercial	2,462	3	4	2,461	1,663	3	7	1,659
Private-label residential	1,373	10	9	1,374	1,455	9	10	1,454
Total	$24,055	$149	$27	$24,177	$23,897	$145	$54	$23,988

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2015
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	1	$200	$—	5	$1,141	$3	6	$1,341	$3
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	22	1,238	1	21	1,062	10	43	2,300	11
Government-sponsored enterprises multi-family commercial	31	1,685	2	2	289	2	33	1,974	4
Private-label residential	20	239	2	33	399	7	53	638	9
Total	74	$3,362	$5	61	$2,891	$22	135	$6,253	$27

	As of December 31, 2014
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	4	$899	$1	6	$1,233	$12	10	$2,132	$13
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	8	496	1	26	1,828	23	34	2,324	24
Government-sponsored enterprises multi-family commercial	14	758	1	2	285	6	16	1,043	7
Private-label residential	22	229	1	32	415	9	54	644	10
Total	48	$2,382	$4	66	$3,761	$50	114	$6,143	$54

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

	As of March 31, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$968	$969	$1,166	$1,166
Due after one year through five years	5,748	5,749	5,582	5,572
Total non-mortgage-backed securities	6,716	6,718	6,748	6,738
Mortgage-backed securities	17,339	17,459	17,149	17,250
Total	$24,055	$24,177	$23,897	$23,988

A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2015	$390	$2	$3	$389
As of December 31, 2014	$419	$2	$4	$417

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs) and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2015.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2015 included a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of eight percent over the 12 month period beginning January 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of one percent to five percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those Alt-A securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended March 31, 2015, as well as related current credit enhancement:

	Significant Inputs
	Prepayment Rates (%)	Default Rates (%)	Loss Severities (%)	Current Credit Enhancement (%)
Year of Securitization	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
2007	14.82	23.95	36.98	0.06

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$542	$574
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	1
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(10)	(8)
Balance, end of period	$533	$567

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility and illiquidity in the marketplace. These declines in

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

fair value are considered temporary as the Bank expects to recover the amortized cost basis of the securities, the Bank does not intend to sell these securities, and it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. This assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of March 31, 2015	As of December 31, 2014
Overdrawn demand deposit accounts	$2	$—
Due in one year or less	46,608	57,675
Due after one year through two years	9,467	12,283
Due after two years through three years	10,075	9,435
Due after three years through four years	4,046	5,146
Due after four years through five years	2,825	2,910
Due after five years	10,443	10,433
Total par value	83,466	97,882
Discount on AHP (1) advances	(7)	(7)
Discount on EDGE (2) advances	(5)	(5)
Hedging adjustments	1,965	1,778
Deferred commitment fees	(3)	(4)
Total	$85,416	$99,644
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of March 31, 2015	As of December 31, 2014
Overdrawn demand deposit accounts	$2	$—
Due or convertible in one year or less	49,360	60,551
Due or convertible after one year through two years	9,019	12,040
Due or convertible after two years through three years	8,508	7,866
Due or convertible after three years through four years	3,468	4,241
Due or convertible after four years through five years	2,850	2,900
Due or convertible after five years	10,259	10,284
Total par value	$83,466	$97,882

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of March 31, 2015	As of December 31, 2014
Fixed-rate:
Due in one year or less	$33,357	$42,839
Due after one year	29,680	30,089
Total fixed-rate	63,037	72,928
Variable-rate:
Due in one year or less	13,253	14,836
Due after one year	7,176	10,118
Total variable-rate	20,429	24,954
Total par value	$83,466	$97,882

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $59,290 and $72,799, as of March 31, 2015 and December 31, 2014, respectively. This concentration represented 71.0 percent and 74.4 percent, of total advances outstanding as of March 31, 2015 and December 31, 2014, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2015 and December 31, 2014. No advance was past due as of March 31, 2015 and December 31, 2014.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of March 31, 2015	As of December 31, 2014
Fixed-rate medium-term (1) single-family residential mortgage loans	$93	$103
Fixed-rate long-term single-family residential mortgage loans	617	648
Total unpaid principal balance	710	751
Premiums	2	2
Discounts	(3)	(4)
Total	$709	$749
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of March 31, 2015	As of December 31, 2014
Conventional loans	$659	$698
Government-guaranteed or insured loans	51	53
Total unpaid principal balance	$710	$751

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 9—Allowance for Credit Losses to the Bank’s interim financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The activity in the allowance for credit losses related to conventional single-family residential mortgage loans was as follows:

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$3	$11
Reversal of provision for credit losses	(1)	(4)
Charge-offs	—	(3)
Balance, end of period	$2	$4

The recorded investment in conventional single-family residential mortgage loans by impairment methodology was as follows:

	As of March 31, 2015	As of December 31, 2014
Allowance for credit losses:
Individually evaluated for impairment	$—	$1
Collectively evaluated for impairment	2	2
Total allowance for credit losses	$2	$3
Recorded investment:
Individually evaluated for impairment	$14	$15
Collectively evaluated for impairment	647	685
Total recorded investment	$661	$700

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of March 31, 2015
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$19	$4	$23
Past due 60-89 days	5	1	6
Past due 90 days or more	25	5	30
Total past due mortgage loans	49	10	59
Total current mortgage loans	612	41	653
Total mortgage loans (1)	$661	$51	$712
Other delinquency statistics:
In process of foreclosure (2)	$15	$2	$17
Seriously delinquent rate (3)	3.87%	10.70%	4.36%
Past due 90 days or more and still accruing interest (4)	$—	$5	$5
Loans on nonaccrual status (5)	$26	$—	$26
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

The table below presents the Bank's recorded investment balance in mortgage loans classified as troubled debt restructurings:

	As of March 31, 2015			As of December 31, 2014
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional single-family residential loans	$11	$3	$14	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the three months ended March 31, 2015 and 2014.

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
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of March 31, 2015	As of December 31, 2014
Fixed-rate	$74,419	$77,912
Step up/down	5,901	6,301
Simple variable-rate	5,375	7,550
Variable-rate capped floater	—	25
Total par value	$85,695	$91,788

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of March 31, 2015		As of December 31, 2014
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$44,203	0.29	$52,081	0.24
Due after one year through two years	15,676	1.39	16,116	1.27
Due after two years through three years	12,407	1.99	9,683	2.22
Due after three years through four years	4,826	1.63	4,971	1.67
Due after four years through five years	3,681	1.71	3,094	1.56
Due after five years	4,902	2.19	5,843	2.12
Total par value	85,695	0.98	91,788	0.86
Premiums	65		73
Discounts	(19)		(21)
Hedging adjustments	331		248
Total	$86,072		$92,088

The following presents the Bank’s consolidated obligation bonds outstanding by call feature:

	As of March 31, 2015	As of December 31, 2014
Noncallable	$59,833	$69,164
Callable	25,862	22,624
Total par value	$85,695	$91,788

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity or, for callable consolidated obligation bonds, next call date:

	As of March 31, 2015	As of December 31, 2014
Due or callable in one year or less	$62,826	$67,980
Due or callable after one year through two years	11,092	12,220
Due or callable after two years through three years	7,769	7,796
Due or callable after three years through four years	2,538	2,177
Due or callable after four years through five years	803	875
Due or callable after five years	667	740
Total par value	$85,695	$91,788

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2015	$26,902	$26,913	0.11
As of December 31, 2014	$37,162	$37,169	0.10

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of March 31, 2015		As of December 31, 2014
	Required	Actual	Required	Actual
Risk based capital	$2,010	$6,113	$2,113	$6,914
Total capital-to-assets ratio	4.00%	5.04%	4.00%	5.00%
Total regulatory capital (1)	$4,851	$6,113	$5,534	$6,914
Leverage ratio	5.00%	7.56%	5.00%	7.50%
Leverage capital	$6,064	$9,169	$6,917	$10,371
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$19	$24
Capital stock subject to mandatory redemption reclassified from equity	4	2
Repurchase/redemption of mandatorily redeemable capital stock	(6)	(3)
Balance, end of period	$17	$23

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

	As of March 31, 2015	As of December 31, 2014
Due in one year or less	$10	$9
Due after one year through two years	6	8
Due after two years through three years	—	1
Due after four years through five years	1	1
Total	$17	$19

Note 12—Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2013	$(13)	$125	$112
Other comprehensive income (loss) before reclassifications:
Net change in fair value	—	4	4
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Net current period other comprehensive income	—	5	5
Balance, March 31, 2014	$(13)	$130	$117

Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(17)	(17)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Net current period other comprehensive loss	—	(16)	(16)
Balance, March 31, 2015	$(23)	$102	$79

Note 13—Derivatives and Hedging Activities

Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources. The Bank enters into derivatives to manage the interest-rate risk exposure inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2014 audited financial statements contained in the Bank’s Form 10-K.

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

	As of March 31, 2015			As of December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$110,373	$506	$(2,100)	$103,004	$454	$(1,995)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,564	14	(123)	6,348	12	(131)
Interest rate caps or floors	16,500	16	(10)	16,500	20	(13)
Total derivatives not designated as hedging instruments	19,064	30	(133)	22,848	32	(144)
Total derivatives before netting and collateral adjustments	$129,437	536	(2,233)	$125,852	486	(2,139)
Netting adjustments and cash collateral (1)		(385)	2,084		(374)	1,955
Derivative assets and derivative liabilities		$151	$(149)		$112	$(184)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,749 and $1,613 as of March 31, 2015 and December 31, 2014, respectively. Cash collateral received and related accrued interest was $50 and $32 as of March 31, 2015 and December 31, 2014, respectively.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended March 31,
	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$29	$25
Derivatives not designated as hedging instruments:
Interest rate swaps	10	13
Interest rate caps or floors	—	(5)
Net interest settlements	(15)	(18)
Total net losses related to derivatives not designated as hedging instruments	(5)	(10)
Net gains on derivatives and hedging activities	$24	$15

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended March 31,
	2015				2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(184)	$219	$35	$(192)	$(91)	$114	$23	$(218)
Consolidated obligations:
Bonds	79	(85)	(6)	117	110	(108)	2	130
Discount notes	1	(1)	—	1	—	—	—	—
Total	$(104)	$133	$29	$(74)	$19	$6	$25	$(88)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of March 31, 2015		As of December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$468	$(1,755)	$439	$(1,757)
Cleared derivatives	68	(478)	47	(382)
Total gross recognized amount	536	(2,233)	486	(2,139)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(462)	1,606	(438)	1,573
Cleared derivatives	77	478	64	382
Total gross amounts of netting adjustments and cash collateral	(385)	2,084	(374)	1,955
Derivative assets and derivative liabilities:
Bilateral derivatives	6	(149)	1	(184)
Cleared derivatives	145	—	111	—
Total derivative assets and total derivative liabilities	151	(149)	112	(184)
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Bilateral derivatives	3	—	1	—
Net unsecured amounts: (2)
Bilateral derivatives	3	(149)	—	(184)
Cleared derivatives	145	—	111	—
Total net unsecured amount	$148	$(149)	$111	$(184)
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2) The Bank had net credit exposure of $146 and $110 as of March 31, 2015 and December 31, 2014, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2015 was $1,342 for which the Bank has posted collateral with a fair value of $1,194 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $89 of collateral at fair value to its derivative counterparties as of March 31, 2015.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of March 31, 2015 and December 31, 2014, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of March 31, 2015 and December 31, 2014, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of March 31, 2015 and December 31, 2014, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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
Estimated Fair Value Measurements. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on its Statements of Condition. The Bank measures certain impaired mortgage loans held for portfolio and real estate owned at Level 3 on a nonrecurring basis. Impaired mortgage loans are subject to being measured at fair value on a nonrecurring basis due to the recognition of a credit loss. Real estate owned is measured at fair value when its fair value, less cost to sell, is lower than its carrying value as of the Statements of Condition date.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of March 31, 2015
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Recurring fair value measurements - Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,199	$—	$—	$1,199
Another FHLBank’s bond	—	58	—	—	58
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,258	—	—	1,258
Available-for-sale securities:
Private-label residential MBS	—	—	1,905	—	1,905
Derivative assets:
Interest-rate related	—	536	—	(385)	151
Grantor trust (included in Other assets)	26	—	—	—	26
Total recurring assets at fair value	$26	$1,794	$1,905	$(385)	$3,340
Recurring fair value measurements - Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,233)	$—	$2,084	$(149)
Total recurring liabilities at fair value	$—	$(2,233)	$—	$2,084	$(149)
Nonrecurring fair value measurements - Assets
Real estate owned	$—	$—	$6	$—	$6
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$1,981	$2,299
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	(1)
Included in other comprehensive income (2)	(16)	5
Accretion of credit losses in net interest income	10	7
Settlements	(69)	(87)
Balance, end of period	$1,905	$2,223
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

Cash and Due from Banks. The estimated fair value approximates the recorded carrying value due to the short-term nature and negligible credit risk.

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

As of March 31, 2015 and December 31, 2014, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

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

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the equivalent to the replacement advance rates for advances with similar terms as of March 31, 2015 and December 31, 2014, respectively. The Bank calculates its replacement advance rates at a spread to its cost of funds. The Bank's cost of funds approximates the consolidated obligation curve. To estimate the fair values of advances with optionality, market-based expectations of future interest rate volatility implied from current market prices for similar options are also used. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized see Note 7—Advances to the Bank’s interim financial statements for additional information.

Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded carrying value due to the short-term nature and negligible credit risk.

Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a present value of future cash flows discounted by a market observable rate. The Bank used Overnight Index Swap curve to discount future cash flows for collateralized derivatives.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2015 and December 31, 2014.

Grantor Trust Assets. Grantor trust assets, included as a component of Other assets, are carried at estimated fair value based on quoted market prices.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-bearing Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rate used in these calculations is based on London Interbank Offered Rate (LIBOR).

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2015 and December 31, 2014. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of March 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$519	$519	$519	$—	$—	$—
Interest bearing-deposits	341	341	—	341	—	—
Securities purchased under agreements to resell	1,745	1,745	—	1,745	—	—
Federal funds sold	4,780	4,780	—	4,780	—	—
Trading securities	1,258	1,258	—	1,258	—	—
Available-for-sale securities	1,905	1,905	—	—	1,905	—
Held-to-maturity securities	24,055	24,177	—	22,803	1,374	—
Advances	85,416	84,937	—	84,937	—	—
Mortgage loans held for portfolio, net	707	788	—	788	—	—
Accrued interest receivable	178	178	—	178	—	—
Derivative assets	151	151	—	536	—	(385)
Grantor trust assets (included in Other assets)	26	26	26	—	—	—
Liabilities:
Interest-bearing deposits	(1,482)	(1,482)	—	(1,482)	—	—
Consolidated obligations, net:
Discount notes	(26,902)	(26,899)	—	(26,899)	—	—
Bonds	(86,072)	(86,253)	—	(86,253)	—	—
Mandatorily redeemable capital stock	(17)	(17)	(17)	—	—	—
Accrued interest payable	(209)	(209)	—	(209)	—	—
Derivative liabilities	(149)	(149)	—	(2,233)	—	2,084
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2014
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$915	$915	$915	$—	$—	$—
Interest bearing-deposits	1,010	1,010	—	1,010	—	—
Securities purchased under agreements to resell	1,960	1,960	—	1,960	—	—
Federal funds sold	6,385	6,385	—	6,385	—	—
Trading securities	1,269	1,269	—	1,269	—	—
Available-for-sale securities	1,981	1,981	—	—	1,981	—
Held-to-maturity securities	23,897	23,988	—	22,534	1,454	—
Advances	99,644	99,579	—	99,579	—	—
Mortgage loans held for portfolio, net	746	828	—	828	—	—
Accrued interest receivable	179	179	—	179	—	—
Derivative assets	112	112	—	486	—	(374)
Grantor trust assets (included in Other assets)	25	25	25	—	—	—
Liabilities:
Interest-bearing deposits	(1,110)	(1,110)	—	(1,110)	—	—
Consolidated obligations, net:
Discount notes	(37,162)	(37,162)	—	(37,162)	—	—
Bonds	(92,088)	(92,211)	—	(92,211)	—	—
Mandatorily redeemable capital stock	(19)	(19)	(19)	—	—	—
Accrued interest payable	(145)	(145)	—	(145)	—	—
Derivative liabilities	(184)	(184)	—	(2,139)	—	1,955
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $699,589 and $718,218 as of March 31, 2015 and December 31, 2014, respectively, exclusive of the Bank’s own outstanding consolidated obligations. As of March 31, 2015, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of March 31, 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table shows the Bank's outstanding commitments, which represent off-balance sheet obligations:

	As of March 31, 2015			As of December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,240	$21,793	$30,033	$7,409	$23,519	$30,928
Commitments to fund additional advances	309	65	374	189	20	209
Unsettled consolidated obligation bonds, at par (2)	376	—	376	100	—	100
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	50	—	50
____________

(1)
Expire within one year includes 17 standby letters of credit for a total of $26 and 17 standby letters of credit for a total of $25 as of March 31, 2015 and December 31, 2014, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. As of March 31, 2015 and December 31, 2014, $376 and $100 of the Bank's unsettled consolidated obligation bonds were hedged with associated interest rate swaps that had traded but not yet settled, respectively. As of December 31, 2014, $50 of the Bank's unsettled consolidated obligation discount notes were hedged with associated interest rate swaps that had traded but not yet settled.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $130 and $152 as of March 31, 2015 and December 31, 2014, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2015 and December 31, 2014. Such commitments would be recorded as derivatives at their fair values.
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

The Bank defines related parties as each of the other FHLBanks and those members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. Based on this definition, two member institutions, Bank of America, National Association and Navy Federal Credit Union, which held 16.5 percent and 10.1 percent, respectively, of the Bank’s total regulatory capital stock as of March 31, 2015, were considered related parties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Total advances outstanding to Bank of America, National Association were $16,512 and $17,512 as of March 31, 2015 and December 31, 2014, respectively. Total deposits held in the name of Bank of America, National Association were less than $1 as of March 31, 2015 and December 31, 2014. No mortgage loans or MBS were acquired from Bank of America, National Association during the three months ended March 31, 2015 and 2014.

Total advances outstanding to Navy Federal Credit Union were $9,986 and $9,942 as of March 31, 2015 and December 31, 2014, respectively. Total deposits held in the name of Navy Federal Credit Union were less than $1 as of March 31, 2015 and December 31, 2014, respectively. No mortgage loans or mortgage-backed securities were acquired from Navy Federal Credit Union during the three months ended March 31, 2015 and 2014.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2015 and December 31, 2014, and results of operations for the quarters ended March 31, 2015 and 2014. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2014.

Executive Summary

Financial Condition

As of March 31, 2015, total assets were $121.3 billion, a decrease of $17.1 billion, or 12.3 percent, from December 31, 2014. This decrease was primarily due to a $14.2 billion, or 14.3 percent, decrease in advances and a $2.5 billion, or 26.6 percent decrease in short-term investments.
As of March 31, 2015, total liabilities were $115.1 billion, a decrease of $16.3 billion, or 12.4 percent, from December 31, 2014. This increase was primarily due to a $16.3 billion, or 12.6 percent, decrease in consolidated obligations (COs).
As of March 31, 2015, total capital was $6.2 billion, a decrease of $816 million, or 11.7 percent, from December 31, 2014. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock. The decrease in the members' activity-based capital stock resulted from a decrease in advances during the period and a decrease in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances, which became effective on March 20, 2015.

Results of Operations

The Bank recorded net income of $82 million for the first quarter of 2015, an increase of $5 million, or 6.78 percent, from net income of $77 million for the first quarter of 2014. Interest income decreased by $2 million, offset by a $16 million decrease in interest expense, which resulted in an increase in net interest income of $14 million for the first quarter of 2015. The increase in net interest income during the first quarter of 2015, compared to the same period in 2014, is primarily due to a reduction in rates on the Bank's long-term debt during the period. Noninterest income decreased by $3 million during the first quarter of 2015, compared to the same period in 2014, primarily due to an increase in net gains on derivatives and hedging activities offset by the gain on extinguishment of debt in 2014.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 5.00 percent for the first quarter of 2015, compared to 4.75 percent for the first quarter of 2014. ROE increased for the first quarter of 2015, compared to the first quarter of 2014, primarily as a result of an increase in net income that had a greater impact than the increase in average total capital during the period. ROE spread to three-month average LIBOR increased to 474 basis points for the first quarter of 2015, compared to 451 basis points for the first quarter of 2014. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's interest rate spread was 30 basis points for the first quarter 2015 compared to 27 basis points for the first quarter 2014.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Advances declined during the first quarter of 2015, primarily due to scheduled maturities of short-term advances. The Bank expects overall advances balances to fluctuate during 2015, as members favor short-term advances as they continue to experience high levels of liquidity and low-to-modest loan demand. The prolonged low interest rate environment continues to place pressure on the Bank's investment portfolio, as higher-yielding investments mature or prepay in an environment with limited attractive reinvestment opportunities.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods indicated (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Statements of Condition (at period end)
Total assets	$121,277	$138,344	$124,437	$128,942	$119,467
Investments (1)	34,084	36,502	30,143	30,894	32,206
Mortgage loans held for portfolio	709	749	792	838	883
Allowance for credit losses on mortgage loans	(2)	(3)	(4)	(6)	(4)
Advances	85,416	99,644	88,627	95,128	84,166
Interest-bearing deposits	1,482	1,110	1,271	1,432	1,465
Consolidated obligations, net:
Discount notes	26,902	37,162	26,055	30,679	22,801
Bonds	86,072	92,088	89,670	89,438	88,276
Total consolidated obligations, net (2)	112,974	129,250	115,725	120,117	111,077
Mandatorily redeemable capital stock	17	19	19	21	23
Affordable Housing Program payable	65	65	69	71	76
Capital stock - putable	4,319	5,150	4,654	4,906	4,412
Retained earnings	1,777	1,746	1,739	1,708	1,690
Accumulated other comprehensive income	79	95	127	130	117
Total capital	6,175	6,991	6,520	6,744	6,219
Statements of Income (for the period ended)
Net interest income	104	95	46	92	90
(Reversal) provision for credit losses	(1)	(1)	(2)	2	(4)
Net impairment losses recognized in earnings	(1)	—	(2)	—	(1)
Net losses on trading securities	(12)	(14)	(19)	(13)	(14)
Net gains on derivatives and hedging activities	24	12	77	16	15
Letters of credit fees	7	6	7	6	7
Other income (3)	2	1	4	1	16
Noninterest expense	34	37	32	32	31
Income before assessments	91	64	83	68	86
Affordable Housing Program assessments	9	6	9	6	9
Net income	82	58	74	62	77
Performance Ratios (%)
Return on equity (4)	5.00	3.45	4.45	3.81	4.75
Return on assets (5)	0.25	0.17	0.22	0.19	0.25
Net interest margin (6)	0.31	0.29	0.14	0.29	0.29
Regulatory capital ratio (at period end) (7)	5.04	5.00	5.15	5.15	5.13
Equity to assets ratio (8)	4.94	5.03	5.05	5.03	5.24
Dividend payout ratio (9)	62.06	67.30	58.11	71.35	56.88

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2015	$699,589
December 31, 2014	718,218
September 30, 2014	701,462
June 30, 2014	680,240
March 31, 2014	643,157

(3)
Other income includes service fees and other. For the period September 30, 2014, the amount includes $4 million gain on litigation settlements, net. For the period March 31, 2014, the amount includes a $15 million net gain on extinguishment of debt.

(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

(7)
Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.

(8)	Calculated as average equity divided by average total assets.

(9)	Calculated as dividends declared during the period divided by net income during the period.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2015		As of December 31, 2014		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$85,416	70.44	$99,644	72.03	$(14,228)	(14.28)
Long-term investments	27,218	22.44	27,147	19.62	71	0.26
Short-term investments	6,866	5.66	9,355	6.76	(2,489)	(26.61)
Mortgage loans, net	707	0.58	746	0.54	(39)	(5.23)
Other assets	1,070	0.88	1,452	1.05	(382)	(26.26)
Total assets	$121,277	100.00	$138,344	100.00	$(17,067)	(12.34)
Consolidated obligations, net:
Discount notes	$26,902	23.37	$37,162	28.29	$(10,260)	(27.61)
Bonds	86,072	74.78	92,088	70.11	(6,016)	(6.53)
Deposits	1,482	1.29	1,110	0.84	372	33.45
Other liabilities	646	0.56	993	0.76	(347)	(34.88)
Total liabilities	$115,102	100.00	$131,353	100.00	$(16,251)	(12.37)
Capital stock	$4,319	69.95	$5,150	73.67	$(831)	(16.14)
Retained earnings	1,777	28.77	1,746	24.96	31	1.79
Accumulated other comprehensive income	79	1.28	95	1.37	(16)	(17.21)
Total capital	$6,175	100.00	$6,991	100.00	$(816)	(11.68)

Advances

Total advances decreased as of March 31, 2015 compared to December 31, 2014, primarily due to maturing short-term advances and prepayment of these advances during the period. As of March 31, 2015, 75.5 percent of the Bank’s advances were fixed-rate, compared to 74.5 percent as of December 31, 2014. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, the majority of which are based on LIBOR. As of March 31, 2015 and December 31, 2014, 47.0 percent and 41.9 percent, respectively, of the Bank’s fixed-rate advances were swapped and 2.35 percent and 2.56 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of March 31, 2015		As of December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$41,814	50.10	$50,975	52.08
Adjustable or variable rate indexed	20,085	24.06	24,501	25.03
Hybrid	16,955	20.31	17,679	18.06
Convertible	2,935	3.52	3,040	3.11
Amortizing (2)	1,677	2.01	1,687	1.72
Total par value	$83,466	100.00	$97,882	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table sets forth more detailed information regarding short- and long-term investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of March 31, 2015	As of December 31, 2014	Amount	Percent
Short-term investments:
Interest-bearing deposits (1)	$341	$1,010	$(669)	(66.27)
Securities purchased under agreements to resell	1,745	1,960	(215)	(10.97)
Federal funds sold	4,780	6,385	(1,605)	(25.14)
Total short-term investments	6,866	9,355	(2,489)	(26.61)
Long-term investments:
State or local housing agency debt obligations	80	82	(2)	(2.47)
U.S. government agency debt obligations	7,894	7,935	(41)	(0.52)
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	346	366	(20)	(5.50)
Government-sponsored enterprises single-family residential	13,158	13,665	(507)	(3.70)
Government-sponsored enterprises multi-family commercial	2,462	1,663	799	48.01
Private-label residential	3,278	3,436	(158)	(4.61)
Total mortgage-backed securities	19,244	19,130	114	0.59
Total long-term investments	27,218	27,147	71	0.26
Total investments	$34,084	$36,502	$(2,418)	(6.63)
____________

(1)
As of March 31, 2015 and December 31, 2014, interest-bearing deposits includes a $339 million and $1.0 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers.

Total investments decreased from December 31, 2014 to March 31, 2015 primarily due to a decrease in short-term investments. The amount held in short-term investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. As of March 31, 2015, these investments amounted to 313 percent of the Bank's regulatory capital due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with the regulatory limit at the time of its MBS purchases and will not be required to sell any previously purchased MBS. As of December 31, 2014, the Bank's MBS to regulatory capital amounted to 275.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2014 to March 31, 2015 was primarily due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage loans in 2008.
As of March 31, 2015 and December 31, 2014, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2015	As of December 31, 2014
	Percent of Total	Percent of Total
Florida	27.17	26.98
South Carolina	25.46	25.26
Georgia	13.97	14.14
North Carolina	10.49	10.57
Virginia	7.95	8.04
All other	14.96	15.01
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The decrease in consolidated obligation discount notes and consolidated obligation bonds from December 31, 2014 to March 31, 2015 is a result of a decrease in advances outstanding during the period. As of March 31, 2015, CO issuances financed 93.2 percent of the $121.3 billion in total assets, remaining relatively stable compared to the financing ratio of 93.4 percent as of December 31, 2014.
As of March 31, 2015 and December 31, 2014, COs outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of CO bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2015 and December 31, 2014, 89.2 percent and 88.6 percent, respectively, of the Bank’s fixed-rate CO bonds were swapped. As of March 31, 2015, none of the Bank's variable-rate CO bonds were swapped and 0.33 percent of the Bank’s variable-rate CO bonds were swapped as of December 31, 2014. As of March 31, 2015, and December 31, 2014, 33.1 percent and 4.65 percent, respectively, of the Bank's fixed-rate CO discount notes were swapped.

Deposits

The Bank offers demand and overnight deposit programs to members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit in the Bank funds collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may fluctuate significantly. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank.

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2015.

Capital

The decrease in total capital from December 31, 2014 to March 31, 2015 was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock resulting from a decrease in outstanding advances during the period. Also, the Bank's board of directors approved a decrease in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances, which became effective on March 20, 2015.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 23, 2015, the Bank received notification from the Director that, based on December 31, 2014 data, the Bank meets the definition of “adequately capitalized.”

As of March 31, 2015 and December 31, 2014, the Bank had capital stock subject to mandatory redemption from 13 and 12 members and former members, respectively, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the first quarter of 2015 and 2014.

Net Income

The following table sets forth the Bank’s significant income items for the first quarter of 2015 and 2014, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Net interest income	$104	$90	$14	15.63
Reversal of provision for credit losses	(1)	(4)	3	74.23
Noninterest income	20	23	(3)	(9.49)
Noninterest expense	34	31	3	9.22
Affordable Housing Program assessments	9	9	—	6.65
Net income	$82	$77	$5	6.78

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
The increase in net interest income during the first quarter of 2015, compared to the same period in 2014, is primarily due to a reduction in rates on the Bank's long-term debt during the period. The increase in net interest income was partially offset by a 28 basis points decrease in yield on the Bank's long-term investments portfolio during the period. The yield on the Bank’s long-term investments portfolio continued to decline primarily due to the maturity or prepayment of higher yielding investments and the purchase of lower yielding instruments.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $131 million and $130 million for the first quarter of 2015 and 2014, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2015 and 2014 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,602	$1	0.17	$2,734	$1	0.13
Securities purchased under agreements to resell	2,694	1	0.12	885	—	0.05
Federal funds sold	8,521	3	0.12	7,726	2	0.08
Long-term investments (2)	26,502	105	1.61	24,231	113	1.89
Advances	92,639	63	0.28	87,626	57	0.26
Mortgage loans (3)	728	11	6.18	903	13	5.89
Loans to other FHLBanks	2	—	0.09	1	—	0.05
Total interest-earning assets	133,688	184	0.56	124,106	186	0.61
Allowance for credit losses on mortgage loans	(3)			(7)
Other assets	1,413			1,219
Total assets	$135,098			$125,318
Liabilities and Capital
Interest-bearing deposits (4)	$1,229	—	0.02	$1,457	—	0.01
Short-term debt	37,455	9	0.10	30,587	8	0.10
Long-term debt	87,383	71	0.33	84,153	88	0.42
Other borrowings	19	—	4.24	24	—	4.74
Total interest-bearing liabilities	126,086	80	0.26	116,221	96	0.34
Other liabilities	2,337			2,527
Total capital	6,675			6,570
Total liabilities and capital	$135,098			$125,318
Net interest income and net yield on interest-earning assets		$104	0.31		$90	0.29
Interest rate spread			0.30			0.27
Average interest-earning assets to interest-bearing liabilities			106.03			106.78
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall change in net interest income during the first quarter of 2015, compared to the same period in 2014, was primarily rate related.

	For the Three Months Ended March 31,
	2015 vs. 2014
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$1	$—	$1
Federal funds sold	—	1	1
Long-term investments	10	(18)	(8)
Advances	3	3	6
Mortgage loans	(3)	1	(2)
Total	11	(13)	(2)
Increase (decrease) in interest expense:
Short-term debt	1	—	1
Long-term debt	4	(21)	(17)
Total	5	(21)	(16)
Increase in net interest income	$6	$8	$14
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended March 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$(1)	$—	11.76
Net losses on trading securities	(12)	(14)	2	18.88
Net gains on derivatives and hedging activities	24	15	9	60.87
Gain on extinguishment of debt	—	15	(15)	(100.00)
Letters of credit fees	7	7	—	7.55
Other	2	1	1	76.79
Total noninterest income	$20	$23	$(3)	(9.49)

The decrease in total noninterest income during the first quarter of 2015, compared to the same period in 2014, is primarily due to an increase in net gains on derivatives and hedging activities offset by the gain on extinguishment of debt in 2014. The increase in net gains on derivatives and hedging activities during the first quarter of 2015 compared to the same period in 2014 includes a $10 million increase in gains, offset by corresponding financial statement line item amortization expenses that are included in net interest income resulting from hedge accounting re-designations and a $3 million decrease in stand-alone derivative interest expense reclassifications. Net gains on derivatives and hedging activities also includes a $4 million decrease in derivative gains for the first quarter of 2015 that is used to offset the $2 million change in fair value on the trading securities for the same period.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended March 31, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(59)	$—	$2	$—	$—	$(57)
Net interest settlements included in net interest income (2)	(192)	—	117	1	—	(74)
Total effect on net interest (expense) income	$(251)	$—	$119	$1	$—	$(131)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$35	$—	$(6)	$—	$—	$29
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(4)	2	—	(3)	(5)
Total net gains (losses) on derivatives and hedging activities	35	(4)	(4)	—	(3)	24
Net losses on trading securities (3)	—	(12)	—	—	—	(12)
Total effect on noninterest income (loss)	$35	$(16)	$(4)	$—	$(3)	$12
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

Noninterest Expense and Assessments

Total noninterest expense and Affordable Housing Program assessments remained relatively stable for the first quarter of 2015, compared to the same period in 2014.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first quarter of 2015. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first quarter of 2015.
The Bank’s principal source of liquidity is CO debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank may maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access, although pricing and investor appetite tend to favor short-term discount notes during times of market volatility.
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
Should an FHLBank be unable to satisfy its payment obligation under a CO for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2015, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ COs as of March 31, 2015 and December 31, 2014. As of March 31, 2015, the FHLBanks had $812.2 billion in aggregate par value of COs issued and outstanding, $112.6 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any CO, and the Bank has never been required to make payments under any CO as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2015. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
For more information about the Bank's outstanding standby letters of credit refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements.

Contractual Obligations

As of March 31, 2015, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Risk Management

The Bank’s lending, investment, and funding activities, and the use of derivative hedge instruments, expose the Bank to a number of risks. A robust risk management framework aligns risk-taking activities with the Bank’s strategies and risk appetite. A risk management framework also balances risks and rewards. The Bank’s risk management framework consists of risk governance, risk appetite, and risk management policies.
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

	As of March 31, 2015		As of December 31, 2014
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	8	$281	10	$3,717
2	15	2,318	21	1,473
3	61	30,051	63	26,500
4	105	11,486	101	27,290
5	120	28,512	127	32,825
6	111	7,907	106	2,944
7	44	1,037	52	1,281
8	23	447	22	501
9	16	370	17	381
10	32	561	37	596

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of March 31, 2015, six borrowers have been approved for a credit limit higher than 30 percent, and their outstanding advance balance was $17.5 billion.

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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2015	$83,466	$264,030	72.06	3.62	24.32
As of December 31, 2014	97,882	265,103	72.29	3.68	24.03
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2015 and December 31, 2014.

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

Finance Agency regulations do not permit the Bank to rely exclusively on nationally recognized statistical rating organization (NRSRO) ratings with respect to its investments. The Bank is required to make a determination of whether a security is investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall short-term investment opportunities.

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

	As of March 31, 2015
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$900	$—	$—	$900
Canada	780	—	—	780
France	—	—	1	1
Germany	1,150	—	49	1,199
Netherlands	750	—	—	750
Norway	550	—	—	550
Switzerland	—	—	2	2
United States of America	650	341	—	991
Total	$4,780	$341	$52	$5,173
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
The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $7.4 billion as of December 31, 2014 to $5.1 billion as of March 31, 2015. There were five such counterparties, Landesbank Baden-Wuerttemberg, DnB Bank ASA, Bank of Nova Scotia, Rabobank Nederland, and Australia & New Zealand Banking Group that each represented greater than 10 percent, and collectively represented 80.7 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2015, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The tables below provide information on the credit ratings of the Bank’s investments held as of March 31, 2015 and December 31, 2014, based on their credit rating as of March 31, 2015 and December 31, 2014 (in millions), respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of March 31, 2015
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$339	$—	$—	$—	$—	$—	$—	$—	$—	$341
Securities purchased under agreements to resell	—	—	—	1,000	745	—	—	—	—	—	—	1,745
Federal funds sold	—	900	3,230	650	—	—	—	—	—	—	—	4,780
Total short-term investments	—	902	3,569	1,650	745	—	—	—	—	—	—	6,866
Long-term investments:
State or local housing agency debt obligations	—	80	—	—	—	—	—	—	—	—	—	80
U.S. government agency debt obligations	—	7,894	—	—	—	—	—	—	—	—	—	7,894
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	346	—	—	—	—	—	—	—	—	—	346
Government-sponsored enterprises single family residential	—	13,158	—	—	—	—	—	—	—	—	—	13,158
Government-sponsored enterprises multi-family commercial	465	1,997	—	—	—	—	—	—	—	—	—	2,462
Private-label	—	12	52	363	565	398	810	189	99	785	5	3,278
Total mortgage-backed securities	465	15,513	52	363	565	398	810	189	99	785	5	19,244
Total long-term investments	465	23,487	52	363	565	398	810	189	99	785	5	27,218
Total investments	$465	$24,389	$3,621	$2,013	$1,310	$398	$810	$189	$99	$785	$5	$34,084
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $47 million as of March 31, 2015.

	As of December 31, 2014
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	unrated	Total
Short-term investments:
Interest-bearing deposits	$—	$2	$1,008	$—	$—	$—	$—	$—	$—	$—	$—	$1,010
Securities purchased under agreements to resell	—	—	250	1,000	710	—	—	—	—	—	—	1,960
Federal funds sold	—	1,945	3,815	625	—	—	—	—	—	—	—	6,385
Total short-term investments	—	1,947	5,073	1,625	710	—	—	—	—	—	—	9,355
Long-term investments:
State or local housing agency debt obligations	—	82	—	—	—	—	—	—	—	—	—	82
U.S. government agency debt obligations	—	7,935	—	—	—	—	—	—	—	—	—	7,935
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	366	—	—	—	—	—	—	—	—	—	366
Government-sponsored enterprises single family residential	—	13,665	—	—	—	—	—	—	—	—	—	13,665
Government-sponsored enterprises multi-family commercial	465	1,198	—	—	—	—	—	—	—	—	—	1,663
Private-label residential	—	14	56	388	591	424	844	219	129	765	6	3,436
Total mortgage-backed securities	465	15,243	56	388	591	424	844	219	129	765	6	19,130
Total long-term investments	465	23,260	56	388	591	424	844	219	129	765	6	27,147
Total investments	$465	$25,207	$5,129	$2,013	$1,301	$424	$844	$219	$129	$765	$6	$36,502
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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term secured loans with investment-grade counterparties. The Bank also from time to time enters into these transactions with members on the same terms as advances. Since transactions with members are secured on the same terms as advances, members are not required to have an investment grade rating. The Bank is inherently exposed to credit risk associated with the risk of default by, or insolvency of, any counterparty with whom it conducts business. However, based upon the collateral held as security and the investment-grade rating of the related non-member counterparties, the Bank considers its credit exposure related to these investments to be minimal.
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2015 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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
The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of March 31, 2015 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$12	$12
A	—	—	—	8	44	52
BBB	—	—	—	88	241	329
BB	—	7	—	247	240	494
B	—	14	2	111	179	306
CCC	—	257	21	351	153	782
CC	28	131	37	16	—	212
C	73	10	27	—	—	110
D	—	266	380	138	—	784
Unrated	—	—	—	—	5	5
Total unpaid principal balance	$101	$685	$467	$959	$874	$3,086
Amortized cost	$84	$539	$382	$875	$863	$2,743
Gross unrealized losses	$—	$(6)	$—	$(2)	$(8)	$(16)
Fair value	$89	$582	$412	$904	$865	$2,852
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(1)	$—	$—	$—	$(1)
Non-credit-related losses	—	(1)	—	—	—	(1)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	88.22%	85.08%	88.23%	94.38%	98.81%	92.44%
Original weighted average credit support	15.72%	14.51%	10.45%	7.11%	3.88%	8.62%
Weighted average credit support	2.38%	0.75%	0.59%	5.50%	11.01%	5.16%
Weighted average collateral delinquency	12.98%	16.36%	16.60%	9.90%	8.34%	12.00%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
BBB	$—	$—	$—	$—	$35	$35
BB	—	—	—	—	70	70
B	—	—	—	—	94	94
CCC	—	—	—	139	8	147
D	—	36	—	108	—	144
Total unpaid principal balance	$—	$36	$—	$247	$207	$490
Amortized cost	$—	$26	$—	$200	$207	$433
Gross unrealized losses	$—	$—	$—	$(13)	$(1)	$(14)
Fair value	$—	$29	$—	$190	$208	$427
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	81.08%	0.00%	76.71%	100.80%	87.18%
Original weighted average credit support	0.00%	12.29%	0.00%	28.26%	8.85%	18.91%
Weighted average credit support	0.00%	0.00%	0.00%	7.65%	13.20%	9.43%
Weighted average collateral delinquency	0.00%	28.42%	0.00%	23.41%	9.60%	17.96%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of March 31, 2015:

	Significant Inputs(1)
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Classification	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Total Prime	17.32	6.39	24.74	7.51
Total Alt-A	14.13	20.97	39.09	3.61
Total	15.90	12.90	31.14	5.77
____________
(1) The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during the first quarter of 2015, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 —Other-than-temporary Impairment to the Bank’s interim financial statements.
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0 percent lower than the base case. For the three months ended March 31, 2015 base case and adverse scenarios for credit losses on all other-than temporary impaired private-label MBS were $1 million and $4 million, respectively.

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

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of March 31, 2015.

For cleared derivatives, the Bank is subject to credit risk due to non-performance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2015.

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

	As of March 31, 2015
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$16,717	$52	$(49)	$—	$3
Liability positions with credit exposure:
Cleared derivatives	56,936	(410)	555	—	145
Total derivative positions with non-member counterparties to which the Bank had credit exposure	73,653	(358)	506	—	148
Member institutions (1)	123	3	—	(3)	—
Total	$73,776	$(355)	$506	$(3)	$148
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

Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $89 million of collateral (at fair value) to its bilateral derivative counterparties as of March 31, 2015.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of March 31, 2015, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of March 31, 2015 and December 31, 2014, the allowance for credit losses on MPF loans was $2 million and $3 million, respectively. The decrease in the allowance for credit losses was related to the improvement of the credit quality of the portfolio.

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

			As of March 31, 2015	As of December 31, 2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$9,275	$9,488
		Non-qualifying hedges	1	2
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	20,689	21,223
		Non-qualifying hedges	40	60
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	445	505
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	35	135
		Total	30,485	31,413
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,123	1,123
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,173	1,173
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	45,084	48,314
		Non-qualifying hedges	965	3,700
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	25,997	21,699
		Non-qualifying hedges	—	1,000
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	25
		Total	72,046	74,738

			As of March 31, 2015	As of December 31, 2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	8,883	1,775
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	16,500
		Total	16,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	245	148
Total notional amount			$129,437	$125,852

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2015			As of December 31, 2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.52	0.36	0.25	0.48	0.36	0.23
Liabilities	0.29	0.39	0.28	0.29	0.39	0.27
Equity	4.89	(0.18)	(0.25)	4.00	(0.27)	(0.39)
Effective duration gap	0.23	(0.03)	(0.03)	0.19	(0.03)	(0.04)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2015			As of December 31, 2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$118,219	$119,281	$119,848	$135,393	$136,525	$137,087
Liabilities	112,307	113,057	113,374	128,589	129,432	129,827
Equity	5,912	6,224	6,474	6,804	7,093	7,260
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

As of March 31, 2015, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2015, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended March 31, 2015, filed on May 8, 2015, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	May 8, 2015	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	May 8, 2015	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer