Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Atlanta
filed 2015-08-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2015 was 48,390,294.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2015	As of December 31, 2014
Assets
Cash and due from banks	$510	$915
Interest-bearing deposits (includes deposits with another FHLBank of $2 as of June 30, 2015 and December 31, 2014)	1,136	1,010
Securities purchased under agreements to resell	2,140	1,960
Federal funds sold	6,868	6,385
Investment securities:
Trading securities (includes another FHLBank’s bond of $56 and $60 as of June 30, 2015 and December 31, 2014, respectively)	1,242	1,269
Available-for-sale securities	1,823	1,981
Held-to-maturity securities (fair value of $22,681 and $23,988 as of June 30, 2015 and December 31, 2014, respectively)	22,597	23,897
Total investment securities	25,662	27,147
Advances	102,208	99,644
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	664	749
Allowance for credit losses on mortgage loans	(2)	(3)
Total mortgage loans held for portfolio, net	662	746
Accrued interest receivable	159	179
Derivative assets	155	112
Premises and equipment, net	25	27
Other assets	191	219
Total assets	$139,716	$138,344
Liabilities
Interest-bearing deposits	$1,396	$1,110
Consolidated obligations, net:
Discount notes	49,759	37,162
Bonds	80,814	92,088
Total consolidated obligations, net	130,573	129,250
Mandatorily redeemable capital stock	16	19
Accrued interest payable	146	145
Affordable Housing Program payable	64	65
Derivative liabilities	145	184
Other liabilities (includes a loan from another FHLBank of $125 and $0 as of June 30, 2015 and December 31, 2014, respectively)	434	580
Total liabilities	132,774	131,353
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 and 7 as of June 30, 2015 and December 31, 2014, respectively	747	726
Subclass B2 issued and outstanding shares: 43 and 45 as of June 30, 2015 and December 31, 2014, respectively	4,305	4,424
Total capital stock Class B putable	5,052	5,150
Retained earnings:
Restricted	229	195
Unrestricted	1,584	1,551
Total retained earnings	1,813	1,746
Accumulated other comprehensive income	77	95
Total capital	6,942	6,991
Total liabilities and capital	$139,716	$138,344
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Advances	$(81)	$51	$(19)	$108
Prepayment fees on advances, net	—	1	1	1
Interest-bearing deposits	1	1	2	2
Securities purchased under agreements to resell	1	—	2	—
Federal funds sold	2	2	5	4
Trading securities	17	19	34	38
Available-for-sale securities	28	31	56	63
Held-to-maturity securities	58	60	118	122
Mortgage loans	10	13	21	26
Total interest income	36	178	220	364
Interest expense
Consolidated obligations:
Discount notes	9	6	18	14
Bonds	75	79	146	167
Mandatorily redeemable capital stock	—	1	—	1
Total interest expense	84	86	164	182
Net interest (expense) income	(48)	92	56	182
Provision (reversal) for credit losses	—	2	(1)	(2)
Net interest (expense) income after provision (reversal) for credit losses	(48)	90	57	184
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(3)	—	(4)	(1)
Net impairment losses recognized in earnings	(3)	—	(4)	(1)
Net losses on trading securities	(15)	(13)	(27)	(27)
Net gains on derivatives and hedging activities	188	16	212	31
Gain on extinguishment of debt	—	—	—	15
Letters of credit fees	7	6	14	13
Other	(1)	1	1	2
Total noninterest income	176	10	196	33
Noninterest expense
Compensation and benefits	17	18	36	34
Other operating expenses	9	9	18	19
Finance Agency	1	2	4	5
Office of Finance	2	2	3	3
Other	2	1	4	2
Total noninterest expense	31	32	65	63
Income before assessments	97	68	188	154
Affordable Housing Program assessments	10	6	19	15
Net income	$87	$62	$169	$139

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$87	$62	$169	$139
Other comprehensive (loss) income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(6)	12	(23)	16
Reclassification of noncredit portion of impairment losses included in net income	3	—	4	1
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(3)	12	(19)	17
Other comprehensive income related to pension and postretirement benefit plans	1	1	1	1
Total other comprehensive (loss) income	(2)	13	(18)	18
Total comprehensive income	$85	$75	$151	$157

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	23	2,296	—	—	—	—	2,296
Repurchase/redemption of capital stock	(23)	(2,272)	—	—	—	—	(2,272)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income	—	—	28	111	139	18	157
Cash dividends on capital stock	—	—	—	(88)	(88)	—	(88)
Balance, June 30, 2014	49	$4,906	$169	$1,539	$1,708	$130	$6,744

Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	29	2,891	—	—	—	—	2,891
Repurchase/redemption of capital stock	(30)	(2,982)	—	—	—	—	(2,982)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income (loss)	—	—	34	135	169	(18)	151
Cash dividends on capital stock	—	—	—	(102)	(102)	—	(102)
Balance, June 30, 2015	51	$5,052	$229	$1,584	$1,813	$77	$6,942

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$169	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(70)	(63)
Reversal of provision for credit losses	(1)	(2)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(3)	64
Net change in fair value adjustment on trading securities	27	27
Net impairment losses recognized in earnings	4	1
Gain on extinguishment of debt	—	(15)
Net change in:
Accrued interest receivable	20	7
Other assets	25	11
Affordable Housing Program payable	(2)	(5)
Accrued interest payable	2	(7)
Other liabilities	(33)	(13)
Total adjustments	(31)	5
Net cash provided by operating activities	138	144
Investing activities
Net change in:
Interest-bearing deposits	257	(51)
Securities purchased under agreements to resell	(180)	(1,000)
Federal funds sold	(483)	(2,865)
Trading securities:
Proceeds from principal collected	—	200
Available-for-sale securities:
Proceeds from principal collected	155	176
Held-to-maturity securities:
Proceeds from principal collected	3,318	1,216
Purchases of long-term	(2,255)	(1,973)
Advances:
Proceeds from principal collected	117,413	84,917
Made	(120,356)	(90,217)
Mortgage loans:
Proceeds from principal collected	76	78
Proceeds from sale of foreclosed assets	10	11
Purchase of premises, equipment, and software	(1)	(2)
Net cash used in investing activities	(2,046)	(9,510)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2015	2014
Financing activities
Net change in:
Interest-bearing deposits	297	(339)
Loans from other FHLBanks	125	—
Net payments on derivatives containing a financing element	(49)	(51)
Proceeds from issuance of consolidated obligations:
Discount notes	427,635	199,451
Bonds	37,372	43,678
Payments for debt issuance costs	(6)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(415,041)	(200,971)
Bonds	(48,627)	(35,139)
Proceeds from issuance of capital stock	2,891	2,296
Payments for repurchase/redemption of capital stock	(2,982)	(2,272)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(10)	(4)
Cash dividends paid	(102)	(88)
Net cash provided by financing activities	1,503	6,555
Net decrease in cash and due from banks	(405)	(2,811)
Cash and due from banks at beginning of the period	915	4,374
Cash and due from banks at end of the period	$510	$1,563
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$163	$200
Affordable Housing Program assessments, net	$20	$20
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$7	$1
Held-to-maturity securities acquired with accrued liabilities	$109	$—
Transfers of mortgage loans to real estate owned	$8	$10

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

Revision

During the third quarter of 2014, the Bank identified a classification error in its previously reported Statements of Cash Flows for the six-month period ended June 30, 2014, contained in the previously filed Quarterly Report on Form 10-Q for that period. After evaluating the quantitative and qualitative aspects of the classification error, the Bank determined that the error was not material to the previously issued Statements of Cash Flows. Accordingly, the classification error has been corrected in this Quarterly Report on Form 10-Q. The correction had no impact on the Bank’s financial condition or results of operations for the periods presented.

The following table summarizes the revisions made to the Bank’s Statement of Cash Flows for the six-month period ended June 30, 2014:

	For the Six Months Ended June 30, 2014
	As Originally Reported	As Revised
Operating activities
Net change in:
Other liabilities	$(322)	$(13)
Total adjustments	(304)	5
Net cash (used in) provided by operating activities	(165)	144

Investing activities
Held-to-maturity securities:
Purchases of long-term	(1,664)	(1,973)
Net cash used in investing activities	(9,201)	(9,510)

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

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued amended guidance which eliminates the concept of extraordinary items from GAAP. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amended guidance prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted, provided that the amended guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will have no effect on the Bank’s financial condition or results of operations.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosure. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. The guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. The adoption of this guidance will have no effect on the Bank's financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. In July 2015, the FASB deferred the effective date of the revenue recognition standard, permitting public entities to apply the new standard to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Bank is in the process of evaluating this guidance and its effects on the Bank’s financial condition and results of operations has not yet been determined.

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

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of June 30, 2015	As of December 31, 2014
Government-sponsored enterprises debt obligations	$1,185	$1,208
Another FHLBank’s bond (1)	56	60
State or local housing agency debt obligations	1	1
Total	$1,242	$1,269
 ____________
(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net losses on trading securities were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net losses on trading securities held at period end	$(15)	$(13)	$(27)	$(27)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Available-for-sale Securities

Major Security Type. Private-label residential mortgaged-backed securities (MBS) were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2015	$1,724	$20	$119	$—	$1,823
As of December 31, 2014	$1,863	$19	$137	$—	$1,981

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2015	3	$184	$5	9	$161	$15	12	$345	$20
As of December 31, 2014	4	$140	$2	9	$191	$17	13	$331	$19

A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2015	$1,129	$19	$77	$—	$1,187
As of December 31, 2014	$1,213	$17	$90	$—	$1,286

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of June 30, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$78	$—	$—	$78	$81	$1	$—	$82
Government-sponsored enterprises debt obligations	5,823	3	4	5,822	6,667	2	13	6,656
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	322	4	—	326	366	5	—	371
Government-sponsored enterprises single-family residential	12,553	112	24	12,641	13,665	125	24	13,766
Government-sponsored enterprises multi-family commercial	2,570	2	6	2,566	1,663	3	7	1,659
Private-label residential	1,251	7	10	1,248	1,455	9	10	1,454
Total	$22,597	$128	$44	$22,681	$23,897	$145	$54	$23,988

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2015
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	2	$350	$—	5	$1,140	$4	7	$1,490	$4
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	31	1,855	10	21	1,028	14	52	2,883	24
Government-sponsored enterprises multi-family commercial	30	1,830	3	4	341	3	34	2,171	6
Private-label residential	21	287	2	35	367	8	56	654	10
Total	84	$4,322	$15	65	$2,876	$29	149	$7,198	$44

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

	As of June 30, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$853	$853	$1,166	$1,166
Due after one year through five years	5,048	5,047	5,582	5,572
Total non-mortgage-backed securities	5,901	5,900	6,748	6,738
Mortgage-backed securities	16,696	16,781	17,149	17,250
Total	$22,597	$22,681	$23,897	$23,988

A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2015	$335	$1	$4	$332
As of December 31, 2014	$419	$2	$4	$417

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises (GSEs), and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2015.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2015 included a short-term housing price forecast with projected changes ranging from a decrease of two percent to an increase of eight percent over the 12 month period beginning April 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to five percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2015, as well as related current credit enhancement:

	Significant Inputs
Year of Securitization	Prepayment Rates (%)	Default Rates (%)	Loss Severities (%)	Current Credit Enhancement (%)
Prime:
2007	41.56	5.32	51.82	0.27
Alt-A:
2007	12.47	24.70	35.21	0.15
2006	11.06	25.39	38.85	0.46
Alt-A weighted average	12.08	24.89	36.22	0.24
Total weighted average	12.71	24.47	36.55	0.24

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$533	$567	$542	$574
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	3	—	4	1
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(10)	(8)	(20)	(16)
Balance, end of period	$526	$559	$526	$559

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of June 30, 2015	As of December 31, 2014
Due in one year or less	$56,894	$57,675
Due after one year through two years	10,860	12,283
Due after two years through three years	7,797	9,435
Due after three years through four years	3,272	5,146
Due after four years through five years	2,698	2,910
Due after five years	19,325	10,433
Total par value	100,846	97,882
Discount on AHP (1) advances	(6)	(7)
Discount on EDGE (2) advances	(5)	(5)
Hedging adjustments	1,375	1,778
Deferred commitment fees	(2)	(4)
Total	$102,208	$99,644
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of June 30, 2015	As of December 31, 2014
Due or convertible in one year or less	$59,487	$60,551
Due or convertible after one year through two years	10,233	12,040
Due or convertible after two years through three years	6,395	7,866
Due or convertible after three years through four years	2,876	4,241
Due or convertible after four years through five years	2,691	2,900
Due or convertible after five years	19,164	10,284
Total par value	$100,846	$97,882

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of June 30, 2015	As of December 31, 2014
Fixed-rate:
Due in one year or less	$39,601	$42,839
Due after one year	27,890	30,089
Total fixed-rate	67,491	72,928
Variable-rate:
Due in one year or less	17,292	14,836
Due after one year	16,063	10,118
Total variable-rate	33,355	24,954
Total par value	$100,846	$97,882

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

borrowers was $73,123 and $72,799, as of June 30, 2015 and December 31, 2014, respectively. This concentration represented 72.5 percent and 74.4 percent, of total advances outstanding as of June 30, 2015 and December 31, 2014, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2015 and December 31, 2014. No advance was past due as of June 30, 2015 and December 31, 2014.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of June 30, 2015	As of December 31, 2014
Fixed-rate medium-term (1) single-family residential mortgage loans	$83	$103
Fixed-rate long-term single-family residential mortgage loans	582	648
Total unpaid principal balance	665	751
Premiums	2	2
Discounts	(3)	(4)
Total	$664	$749
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of June 30, 2015	As of December 31, 2014
Conventional loans	$618	$698
Government-guaranteed or insured loans	47	53
Total unpaid principal balance	$665	$751

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 9—Allowance for Credit Losses to the Bank’s interim financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The activity in the allowance for credit losses related to conventional single-family residential mortgage loans was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$2	$4	$3	$11
Provision (reversal) for credit losses	—	2	(1)	(2)
Charge-offs	—	—	—	(3)
Balance, end of period	$2	$6	$2	$6

The recorded investment in conventional single-family residential mortgage loans by impairment methodology was as follows:

	As of June 30, 2015	As of December 31, 2014
Allowance for credit losses:
Individually evaluated for impairment	$—	$1
Collectively evaluated for impairment	2	2
Total allowance for credit losses	$2	$3
Recorded investment:
Individually evaluated for impairment	$15	$15
Collectively evaluated for impairment	605	685
Total recorded investment	$620	$700

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, and loans in process of foreclosure. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of June 30, 2015
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$18	$4	$22
Past due 60-89 days	5	1	6
Past due 90 days or more	23	3	26
Total past due mortgage loans	46	8	54
Total current mortgage loans	574	39	613
Total mortgage loans (1)	$620	$47	$667
Other delinquency statistics:
In process of foreclosure (2)	$13	$1	$14
Seriously delinquent rate (3)	3.61%	6.99%	3.86%
Past due 90 days or more and still accruing interest (4)	$—	$3	$3
Loans on nonaccrual status (5)	$23	$—	$23
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2014
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$22	$6	$28
Past due 60-89 days	6	2	8
Past due 90 days or more	33	6	39
Total past due mortgage loans	61	14	75
Total current mortgage loans	639	39	678
Total mortgage loans (1)	$700	$53	$753
Other delinquency statistics:
In process of foreclosure (2)	$19	$1	$20
Seriously delinquent rate (3)	4.73%	10.33%	5.13%
Past due 90 days or more and still accruing interest (4)	$—	$6	$6
Loans on nonaccrual status (5)	$33	$—	$33
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

The table below presents the Bank's recorded investment balance in mortgage loans classified as troubled debt restructurings:

	As of June 30, 2015			As of December 31, 2014
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional single-family residential loans	$12	$3	$15	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the three and six months ended June 30, 2015 and 2014.

The financial amounts related to the Bank's troubled debt restructurings are not material to the Bank's financial condition or results of operations for the periods presented.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 10—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 11 Federal Home Loan Banks (FHLBanks) and are backed only by the financial resources of the FHLBanks. The Federal Home Loan Banks Office of Finance (Office of Finance) tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of June 30, 2015	As of December 31, 2014
Fixed-rate	$66,860	$77,912
Step up/down	5,712	6,301
Simple variable-rate	7,950	7,550
Variable-rate capped floater	—	25
Total par value	$80,522	$91,788

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of June 30, 2015		As of December 31, 2014
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$45,693	0.48	$52,081	0.24
Due after one year through two years	14,624	1.64	16,116	1.27
Due after two years through three years	8,575	1.80	9,683	2.22
Due after three years through four years	2,876	1.58	4,971	1.67
Due after four years through five years	3,678	1.85	3,094	1.56
Due after five years	5,076	2.11	5,843	2.12
Total par value	80,522	1.03	91,788	0.86
Premiums	57		73
Discounts	(17)		(21)
Hedging adjustments	252		248
Total	$80,814		$92,088

The following presents the Bank’s consolidated obligation bonds outstanding by call feature:

	As of June 30, 2015	As of December 31, 2014
Noncallable	$59,134	$69,164
Callable	21,388	22,624
Total par value	$80,522	$91,788

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, next call date:

	As of June 30, 2015	As of December 31, 2014
Due or callable in one year or less	$60,752	$67,980
Due or callable after one year through two years	12,834	12,220
Due or callable after two years through three years	4,474	7,796
Due or callable after three years through four years	1,376	2,177
Due or callable after four years through five years	545	875
Due or callable after five years	541	740
Total par value	$80,522	$91,788

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2015	$49,759	$49,776	0.11
As of December 31, 2014	$37,162	$37,169	0.10

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of June 30, 2015		As of December 31, 2014
	Required	Actual	Required	Actual
Risk based capital	$1,817	$6,881	$2,113	$6,914
Total capital-to-assets ratio	4.00%	4.93%	4.00%	5.00%
Total regulatory capital (1)	$5,589	$6,881	$5,534	$6,914
Leverage ratio	5.00%	7.39%	5.00%	7.50%
Leverage capital	$6,986	$10,322	$6,917	$10,371
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$17	$23	$19	$24
Reclassification from (to) capital during the period	3	(1)	7	1
Repurchase/redemption of mandatorily redeemable capital stock	(4)	(1)	(10)	(4)
Balance, end of period	$16	$21	$16	$21

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

	As of June 30, 2015	As of December 31, 2014
Due in one year or less	$9	$9
Due after one year through two years	6	8
Due after two years through three years	—	1
Due after four years through five years	1	1
Total	$16	$19

Note 12—Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, March 31, 2014	$(13)	$130	$117
Other comprehensive income before reclassifications:
Net change in fair value	—	12	12
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	12	13
Balance, June 30, 2014	$(12)	$142	$130

Balance, March 31, 2015	$(23)	$102	$79
Other comprehensive income before reclassifications:
Net change in fair value	—	(6)	(6)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(3)	(2)
Balance, June 30, 2015	$(22)	$99	$77
____________
(1) Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2013	$(13)	$125	$112
Other comprehensive income before reclassifications:
Net change in fair value	—	16	16
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	17	18
Balance, June 30, 2014	$(12)	$142	$130

Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(23)	(23)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	4	4
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(19)	(18)
Balance, June 30, 2015	$(22)	$99	$77
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

	As of June 30, 2015			As of December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$111,924	$451	$(1,540)	$103,004	$454	$(1,995)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,210	11	(104)	6,348	12	(131)
Interest rate caps or floors	16,500	12	(5)	16,500	20	(13)
Total derivatives not designated as hedging instruments	18,710	23	(109)	22,848	32	(144)
Total derivatives before netting and collateral adjustments	$130,634	474	(1,649)	$125,852	486	(2,139)
Netting adjustments and cash collateral (1)		(319)	1,504		(374)	1,955
Derivative assets and derivative liabilities		$155	$(145)		$112	$(184)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,229 and $1,613 as of June 30, 2015 and December 31, 2014, respectively. Cash collateral received and related accrued interest was $44 and $32 as of June 30, 2015 and December 31, 2014, respectively.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$188	$26	$217	$51
Derivatives not designated as hedging instruments:
Interest rate swaps	15	12	25	25
Interest rate caps or floors	—	(4)	—	(9)
Net interest settlements	(15)	(18)	(30)	(36)
Total net losses related to derivatives not designated as hedging instruments	—	(10)	(5)	(20)
Net gains on derivatives and hedging activities	$188	$16	$212	$31

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended June 30,
	2015				2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$582	$(389)	$193	$(182)	$(148)	$176	$28	$(224)
Consolidated obligations:
Bonds	(82)	77	(5)	125	104	(106)	(2)	135
Discount notes	1	(1)	—	2	—	—	—	—
Total	$501	$(313)	$188	$(55)	$(44)	$70	$26	$(89)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Six Months Ended June 30,
	2015				2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$398	$(170)	$228	$(374)	$(239)	$290	$51	$(442)
Consolidated obligations:
Bonds	(3)	(8)	(11)	242	214	(214)	—	265
Discount notes	2	(2)	—	3	—	—	—	—
Total	$397	$(180)	$217	$(129)	$(25)	$76	$51	$(177)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of June 30, 2015		As of December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Bilateral derivatives	$386	$(1,315)	$439	$(1,757)
Cleared derivatives	88	(334)	47	(382)
Total gross recognized amount	474	(1,649)	486	(2,139)
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(383)	1,170	(438)	1,573
Cleared derivatives	64	334	64	382
Total gross amounts of netting adjustments and cash collateral	(319)	1,504	(374)	1,955
Derivative assets and derivative liabilities:
Bilateral derivatives	3	(145)	1	(184)
Cleared derivatives	152	—	111	—
Total derivative assets and total derivative liabilities	155	(145)	112	(184)
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Bilateral derivatives	1	—	1	—
Net unsecured amounts: (2)
Bilateral derivatives	2	(145)	—	(184)
Cleared derivatives	152	—	111	—
Total net unsecured amount	$154	$(145)	$111	$(184)
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2) The Bank had net credit exposure of $145 and $110 as of June 30, 2015 and December 31, 2014, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2015 was $968 for which the Bank has posted collateral with a fair value of $825 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $86 of collateral at fair value to its bilateral derivative counterparties as of June 30, 2015.

Note 14—Estimated Fair Values

The Bank records trading securities, available-for-sale securities, derivative assets and liabilities, and grantor trust assets (publicly-traded mutual funds) at estimated fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the assets or owes the liability. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction and the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated, and an overall level for the fair value measurement is determined. This overall level is an indication of how market-observable the fair value measurement is and defines the level of disclosure. The fair value hierarchy defines fair value in terms of a price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the “fair value hierarchy” to the Bank's financial assets and financial liabilities that are carried at fair value or disclosed in the notes to the financial statements.

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of June 30, 2015 and December 31, 2014, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of June 30, 2015 and December 31, 2014, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by little or no market activity and reflect the entity's own assumptions. As of June 30, 2015 and December 31, 2014, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Estimated Fair Value Measurements on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition.

	As of June 30, 2015
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,185	$—	$—	$1,185
Another FHLBank’s bond	—	56	—	—	56
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,242	—	—	1,242
Available-for-sale securities:
Private-label residential MBS	—	—	1,823	—	1,823
Derivative assets:
Interest-rate related	—	474	—	(319)	155
Grantor trust (included in Other assets)	31	—	—	—	31
Total assets at fair value	$31	$1,716	$1,823	$(319)	$3,251
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(1,649)	$—	$1,504	$(145)
Total liabilities at fair value	$—	$(1,649)	$—	$1,504	$(145)
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

	As of December 31, 2014
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,208	$—	$—	$1,208
Another FHLBank’s bond	—	60	—	—	60
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,269	—	—	1,269
Available-for-sale securities:
Private-label residential MBS	—	—	1,981	—	1,981
Derivative assets:
Interest-rate related	—	486	—	(374)	112
Grantor trust (included in Other assets)	25	—	—	—	25
Total assets at fair value	$25	$1,755	$1,981	$(374)	$3,387
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(2,139)	$—	$1,955	$(184)
Total liabilities at fair value	$—	$(2,139)	$—	$1,955	$(184)
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$1,905	$2,223	$1,981	$2,299
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(3)	—	(4)	(1)
Included in other comprehensive income (2)	(3)	12	(19)	17
Accretion of credit losses in net interest income	10	9	20	16
Settlements	(86)	(89)	(155)	(176)
Balance, end of period	$1,823	$2,155	$1,823	$2,155
____________
(1) Related to available-for-sale securities held at period end.
(2) This amount is included in other comprehensive income within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of June 30, 2015 and December 31, 2014, for which a nonrecurring fair value adjustment was recorded during the periods presented.

	As of June 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Real estate owned	—	—	2	2

	As of December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Real estate owned	—	—	7	7

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

Federal Funds Sold. The estimated fair values of overnight federal funds sold approximate the carrying values. The estimated fair values of term federal funds sold are determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

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

As of June 30, 2015 and December 31, 2014, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

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

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the equivalent to the replacement advance rates for advances with similar terms as of June 30, 2015 and December 31, 2014, respectively. The Bank calculates its replacement advance rates at a spread to its cost of funds. The Bank's cost of funds approximates the consolidated obligation curve (See "Consolidated Obligations" paragraph within this note for a discussion of the consolidated obligation curve). To estimate the fair values of advances with optionality, market-based expectations of future interest rate volatility implied from current market prices for similar options are also used. In accordance with the advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7—Advances to the Bank’s interim financial statements for additional information).

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each bilateral derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2015 and December 31, 2014.

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

Consolidated Obligations. The Bank calculates the fair value of consolidated obligation bonds and discount notes by using the present value of future cash flows using a cost of funds as the discount rate. The Office of Finance constructs an internal curve, referred to as the consolidated obligation curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent government-sponsored enterprise trades, and secondary market activity. To estimate the fair values of consolidated obligations with optionality, the Bank uses market based expectations of future interest rate volatility implied from current market prices for similar options.

Mandatorily Redeemable Capital Stock. The fair value of mandatorily redeemable capital stock is par value, including estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid. Capital stock can be acquired by members only at par value and redeemed by the Bank at par value. Capital stock is not traded, and no market mechanism exists for the exchange of capital stock outside the cooperative structure.

Loan from another FHLBank. The estimated fair value approximates the recorded carrying value due to the short-term nature and negligible credit risk.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2015 and December 31, 2014. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of June 30, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$510	$510	$510	$—	$—	$—
Interest bearing-deposits	1,136	1,136	—	1,136	—	—
Securities purchased under agreements to resell	2,140	2,140	—	2,140	—	—
Federal funds sold	6,868	6,868	—	6,868	—	—
Trading securities	1,242	1,242	—	1,242	—	—
Available-for-sale securities	1,823	1,823	—	—	1,823	—
Held-to-maturity securities	22,597	22,681	—	21,433	1,248	—
Advances	102,208	102,174	—	102,174	—	—
Mortgage loans held for portfolio, net	662	737	—	737	—	—
Accrued interest receivable	159	159	—	159	—	—
Derivative assets	155	155	—	474	—	(319)
Grantor trust assets (included in Other assets)	31	31	31	—	—	—
Liabilities:
Interest-bearing deposits	(1,396)	(1,396)	—	(1,396)	—	—
Consolidated obligations, net:
Discount notes	(49,759)	(49,756)	—	(49,756)	—	—
Bonds	(80,814)	(80,891)	—	(80,891)	—	—
Mandatorily redeemable capital stock	(16)	(16)	(16)	—	—	—
Accrued interest payable	(146)	(146)	—	(146)	—	—
Derivative liabilities	(145)	(145)	—	(1,649)	—	1,504
Loan from another FHLBank (included in Other liabilities)	(125)	(125)	—	(125)	—	—
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

Note 15—Commitments and Contingencies

As described in Note 10–Consolidated Obligations, consolidated obligations are backed only by the financial resources of the 11 FHLBanks. The Finance Agency may at any time require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $722,485 and $718,218 as of June 30, 2015 and December 31, 2014, respectively, exclusive of the Bank’s own outstanding consolidated obligations. As of June 30, 2015, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of June 30, 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table shows the Bank's outstanding commitments, which represent off-balance sheet obligations:

	As of June 30, 2015			As of December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,189	$21,591	$28,780	$7,409	$23,519	$30,928
Commitments to fund additional advances	302	105	407	189	20	209
Unsettled consolidated obligation bonds, at par (2)	851	—	851	100	—	100
Unsettled consolidated obligation discount notes, at par (2)	1,490	—	1,490	50	—	50
____________

(1)
Expire within one year includes 16 standby letters of credit for a total of $28 and 17 standby letters of credit for a total of $25 as of June 30, 2015 and December 31, 2014, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. As of June 30, 2015 and December 31, 2014, $848 and $100 of the Bank's unsettled consolidated obligation bonds were hedged with associated interest rate swaps that had traded but not yet settled, respectively. As of June 30, 2015 and December 31, 2014, $0 and $50 of the Bank's unsettled consolidated obligation discount notes were hedged with associated interest rate swaps that had traded but not yet settled, respectively.

The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $120 and $152 as of June 30, 2015 and December 31, 2014, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2015 and December 31, 2014. Such commitments would be recorded as derivatives at their fair values.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 16—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members, and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932 (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. Transactions with any member that has an officer or director, who also is a director of the Bank, are subject to the same Bank policies as transactions with other members.

Related Parties. In accordance with GAAP, financial statements are required to disclose material related-party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business. Under GAAP, related parties include owners of more than 10 percent of the voting interests of the Bank. Due to limits on member voting rights under the FHLBank Act and Finance Agency regulations, no member owned more than 10 percent of the total voting interests, and the Bank had no related party transactions required to be disclosed for the periods presented.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Shareholder Concentrations. The Bank considers shareholder concentration as members or non-members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. The following tables present transactions with shareholders whose holdings of regulatory capital stock exceed 10 percent or more of total regulatory capital stock outstanding.

	As of June 30, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$972	19.2%	$22,512	22.3%	$—	0.01%
Navy Federal Credit Union	550	10.9%	12,591	12.5%	—	—%

	As of December 31, 2014
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$803	15.5%	$17,512	17.9%	$—	0.01%
Capital One, National Association	792	15.3%	17,265	17.6%	2	0.20%

Note 17— Subsequent Events

On July 30, 2015, the Bank’s board of directors approved a cash dividend for the second quarter of 2015. The Bank paid the second quarter 2015 dividend on August 4, 2015, in the amount of $50.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2015 and December 31, 2014, and results of operations for the second quarter and first six months of 2015 and 2014. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2014.

Executive Summary

Financial Condition

As of June 30, 2015, total assets were $139.7 billion, an increase of $1.4 billion, or 0.99 percent, from December 31, 2014. This increase was primarily due to a $2.6 billion, or 2.57 percent, increase in advances partially offset by a decrease of $1.5 billion, or 5.47 percent decrease in investment securities.
As of June 30, 2015, total liabilities were $132.8 billion, an increase of $1.4 billion, or 1.08 percent, from December 31, 2014. This increase was primarily due to a $1.3 billion, or 1.02 percent, increase in total consolidated obligations to fund the increase in advances.
As of June 30, 2015, total capital was $6.9 billion, a decrease of $49 million, or 0.69 percent, from December 31, 2014. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock. The decrease in the Bank's subclass B2 activity-based capital stock was primarily due to the decrease in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances, which became effective on March 20, 2015.

Results of Operations

The Bank recorded net income of $87 million for the second quarter of 2015, an increase of $25 million, or 41.6 percent, from net income of $62 million for the second quarter of 2014. The increase in net income during the second quarter of 2015, compared to the same period in 2014, is primarily due to increases in net gains on derivatives and hedging activities due to a modest increase in interest rates. Net interest income decreased by $140 million during the second quarter of 2015, compared to the same period in 2014. During the second quarter of 2015, previously restructured advances were prepaid prior to their maturity, which resulted in a $152 million gain recorded in net gains on derivatives and hedging activities and a $149 million decrease in net interest income due to accelerated amortization of the cumulative fair value adjustment on the related advances.

The Bank recorded net income of $169 million for the first six months of 2015, an increase of $30 million, or 22.2 percent, from net income of $139 million for the same period in 2014. Net interest income decreased by $126 million during the first six months of 2015, compared to the same period in 2014. The change in net interest income and net income during the first six months of 2015, compared to the same period in 2014, is primarily due to the factors discussed above.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 5.54 percent for the second quarter of 2015, compared to 3.81 percent for the second quarter of 2014. ROE increased for the second quarter of 2015, compared to the second quarter of 2014, primarily as a result of an increase in net income during the period. ROE spread to three-month average LIBOR increased to 526 basis points for the second quarter of 2015, compared to 358 basis points for the second quarter of 2014. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's annualized ROE was 5.26 percent for the first six months of 2015, compared to 4.28 percent during the same period in 2014. ROE increased for the first six months of 2015, compared to the same period in 2014, primarily as a result of an increase in net income during the period. ROE spread to three-month average LIBOR increased to 499 basis points for the first six months of 2015, compared to 405 basis points for the same period in 2014. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE, as previously discussed.

The Bank's interest rate spread was negative 16 basis points and seven basis points for the second quarter and first six months of 2015, respectively, compared to 27 basis points for the second quarter and the first six months of 2014.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. Given the large proportion of short-term advances outstanding, the Bank expects advances balances will continue fluctuating during 2015 as a result of scheduled repayments and prepayments. The Bank anticipates that earnings on its investment portfolio will remain limited as higher-yielding investments that prepay or mature are replaced with lower-yielding instruments available in the current market.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Statements of Condition (at period end)
Total assets	$139,716	$121,277	$138,344	$124,437	$128,942
Investments (1)	35,806	34,084	36,502	30,143	30,894
Mortgage loans held for portfolio	664	709	749	792	838
Allowance for credit losses on mortgage loans	(2)	(2)	(3)	(4)	(6)
Advances	102,208	85,416	99,644	88,627	95,128
Interest-bearing deposits	1,396	1,482	1,110	1,271	1,432
Consolidated obligations, net:
Discount notes	49,759	26,902	37,162	26,055	30,679
Bonds	80,814	86,072	92,088	89,670	89,438
Total consolidated obligations, net (2)	130,573	112,974	129,250	115,725	120,117
Mandatorily redeemable capital stock	16	17	19	19	21
Affordable Housing Program payable	64	65	65	69	71
Capital stock - putable	5,052	4,319	5,150	4,654	4,906
Retained earnings	1,813	1,777	1,746	1,739	1,708
Accumulated other comprehensive income	77	79	95	127	130
Total capital	6,942	6,175	6,991	6,520	6,744
Statements of Income (for the period ended)
Net interest (expense) income	(48)	104	95	46	92
(Reversal) provision for credit losses	—	(1)	(1)	(2)	2
Net impairment losses recognized in earnings	(3)	(1)	—	(2)	—
Net losses on trading securities	(15)	(12)	(14)	(19)	(13)
Net gains on derivatives and hedging activities	188	24	12	77	16
Letters of credit fees	7	7	6	7	6
Other (loss) income (3)	(1)	2	1	4	1
Noninterest expense	31	34	37	32	32
Income before assessments	97	91	64	83	68
Affordable Housing Program assessments	10	9	6	9	6
Net income	87	82	58	74	62
Performance Ratios (%)
Return on equity (4)	5.54	5.00	3.45	4.45	3.81
Return on assets (5)	0.27	0.25	0.17	0.22	0.19
Net interest margin (6)	(0.15)	0.31	0.29	0.14	0.29
Regulatory capital ratio (at period end) (7)	4.93	5.04	5.00	5.15	5.15
Equity to assets ratio (8)	4.91	4.94	5.03	5.05	5.03
Dividend payout ratio (9)	57.93	62.06	67.30	58.11	71.35

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2015	$722,485
March 31, 2015	699,589
December 31, 2014	718,218
September 30, 2014	701,462
June 30, 2014	680,240

(3)	Other (loss) income includes service fees and other. For the period September 30, 2014, the amount includes $4 million gain on litigation settlements, net.

(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

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

	As of June 30, 2015		As of December 31, 2014		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$102,208	73.16	$99,644	72.03	$2,564	2.57
Investment securities	25,662	18.37	27,147	19.62	(1,485)	(5.47)
Other investments	10,144	7.26	9,355	6.76	789	8.44
Mortgage loans, net	662	0.47	746	0.54	(84)	(11.26)
Other assets	1,040	0.74	1,452	1.05	(412)	(28.40)
Total assets	$139,716	100.00	$138,344	100.00	$1,372	0.99
Consolidated obligations, net:
Discount notes	$49,759	37.48	$37,162	28.29	$12,597	33.90
Bonds	80,814	60.86	92,088	70.11	(11,274)	(12.24)
Deposits	1,396	1.05	1,110	0.84	286	25.70
Other liabilities	805	0.61	993	0.76	(188)	(18.95)
Total liabilities	$132,774	100.00	$131,353	100.00	$1,421	1.08
Capital stock	$5,052	72.78	$5,150	73.67	$(98)	(1.89)
Retained earnings	1,813	26.11	1,746	24.96	67	3.89
Accumulated other comprehensive income	77	1.11	95	1.37	(18)	(19.86)
Total capital	$6,942	100.00	$6,991	100.00	$(49)	(0.69)

Advances

Total advances remained relatively stable as of June 30, 2015 compared to December 31, 2014. As of June 30, 2015, 66.9 percent of the Bank’s advances were fixed-rate, compared to 74.5 percent as of December 31, 2014. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, the majority of which are based on LIBOR. As of June 30, 2015 and December 31, 2014, 41.0 percent and 41.9 percent, respectively, of the Bank’s fixed-rate advances were swapped and 1.26 percent and 2.56 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of June 30, 2015		As of December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$46,192	45.81	$50,975	52.08
Adjustable or variable rate indexed	32,957	32.68	24,501	25.03
Hybrid	17,211	17.07	17,679	18.06
Convertible	2,837	2.81	3,040	3.11
Amortizing (2)	1,649	1.63	1,687	1.72
Total par value	$100,846	100.00	$97,882	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table sets forth more detailed information regarding investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of June 30, 2015	As of December 31, 2014	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$79	$82	$(3)	(4.23)
Government-sponsored enterprises debt obligations	7,064	7,935	(871)	(10.97)
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	322	366	(44)	(12.00)
Government-sponsored enterprises single-family residential	12,553	13,665	(1,112)	(8.13)
Government-sponsored enterprises multi-family commercial	2,570	1,663	907	54.52
Private-label residential	3,074	3,436	(362)	(10.56)
Total mortgage-backed securities	18,519	19,130	(611)	(3.20)
Total investment securities	25,662	27,147	(1,485)	(5.47)
Other investments:
Interest-bearing deposits (1)	1,136	1,010	126	12.50
Securities purchased under agreements to resell	2,140	1,960	180	9.18
Federal funds sold	6,868	6,385	483	7.56
Total other investments	10,144	9,355	789	8.44
Total investments	$35,806	$36,502	$(696)	(1.91)
____________

(1)
As of June 30, 2015 and December 31, 2014, interest-bearing deposits includes a $1.1 billion and $1.0 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers, and as of June 30, 2015, $35 million, business money market account with United Bank.

Total investments remained relatively stable from December 31, 2014 to June 30, 2015. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. The Bank was in compliance with this regulatory requirement as of June 30, 2015 and December 31, 2014, as these investments amounted to 268 percent and 275 percent, respectively, of the Bank's regulatory capital.

Mortgage Loans Held for Portfolio

The decrease in mortgage loans held for portfolio from December 31, 2014 to June 30, 2015 was primarily due to the maturity and prepayment of these assets during the period. The Bank ceased purchasing new mortgage loans in 2008.
As of June 30, 2015 and December 31, 2014, the Bank’s conventional mortgage loan portfolio was concentrated in the southeastern United States because those members selling loans to the Bank were located primarily in that region. The following table provides the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2015	As of December 31, 2014
	Percent of Total	Percent of Total
Florida	27.59	26.98
South Carolina	25.54	25.26
Georgia	13.81	14.14
North Carolina	10.36	10.57
Virginia	7.90	8.04
All other	14.80	15.01
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The increase in consolidated obligation discount notes and the decrease in consolidated obligation bonds from December 31, 2014 to June 30, 2015 are a result of market conditions and short-term advance demand that favored the issuance of shorter term debt during the period. As of June 30, 2015, consolidated obligation issuances financed 93.5 percent of the $139.7 billion in total assets, remaining relatively stable compared to the financing ratio of 93.4 percent as of December 31, 2014.
As of June 30, 2015 and December 31, 2014, consolidated obligations outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2015 and December 31, 2014, 87.7 percent and 88.6 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. As of June 30, 2015, none of the Bank's variable-rate consolidated obligation bonds were swapped and 0.33 percent of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2014. As of June 30, 2015, and December 31, 2014, 39.4 percent and 4.65 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2015.

Capital

The decrease in total capital from December 31, 2014 to June 30, 2015 was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock. The decrease in the Bank's subclass B2 activity-based capital stock was primarily due to the decrease in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances, which became effective on March 20, 2015.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 24, 2015, the Bank received notification from the Director that, based on March 31, 2015 data, the Bank meets the definition of “adequately capitalized.”

As of June 30, 2015 and December 31, 2014, the Bank had capital stock subject to mandatory redemption from 12 members and former members, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the second quarter and first six months of 2015 and 2014.

Net Income

The following table sets forth the Bank’s significant income items for the second quarter and first six months of 2015 and 2014, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net interest (expense) income	$(48)	$92	$(140)	(151.54)	$56	$182	$(126)	(69.05)
Provision (reversal) for credit losses	—	2	(2)	(74.11)	(1)	(2)	1	74.32
Noninterest income	176	10	166	*	196	33	163	*
Noninterest expense	31	32	(1)	(0.05)	65	63	2	4.50
Affordable Housing Program assessments	10	6	4	41.39	19	15	4	22.07
Net income	$87	$62	$25	41.58	$169	$139	$30	22.23
____________
* Not meaningful.

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
The decrease in net interest income during the second quarter and first six months of 2015, compared to the same period in 2014, is primarily due to $149 million of accelerated amortization related to previously restructured advances that were prepaid prior to their maturity. This accelerated amortization was offset by net gains on derivatives and hedging activities.
As discussed above, net interest income includes components of hedging activity. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. Also, when hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. As shown in the table summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $242 million and $140 million for the second quarter of 2015 and 2014, respectively, and a decrease of $373 and $270 million for the first six months of 2015 and 2014, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2015 and 2014 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,226	$1	0.19	$2,718	$1	0.16
Securities purchased under agreements to resell	2,236	1	0.14	1,481	—	0.06
Federal funds sold	8,036	2	0.13	8,433	2	0.10
Investment securities (2)	26,190	103	1.58	24,253	110	1.83
Advances	87,727	(81)	(0.37)	89,552	52	0.23
Mortgage loans (3)	685	10	5.97	860	13	5.82
Loans to other FHLBanks	18	—	0.11	—	—	0.09
Total interest-earning assets	127,118	36	0.12	127,297	178	0.56
Allowance for credit losses on mortgage loans	(2)			(4)
Other assets	1,382			1,492
Total assets	$128,498			$128,785
Liabilities and Capital
Interest-bearing deposits (4)	$1,289	—	0.02	$1,477	—	0.01
Short-term debt	36,286	9	0.10	27,460	6	0.09
Long-term debt	82,440	75	0.36	90,861	79	0.35
Other borrowings	17	—	4.28	23	1	3.74
Total interest-bearing liabilities	120,032	84	0.28	119,821	86	0.29
Other liabilities	2,162			2,487
Total capital	6,304			6,477
Total liabilities and capital	$128,498			$128,785
Net interest (expense) income and net yield on interest-earning assets		$(48)	(0.15)		$92	0.29
Interest rate spread			(0.16)			0.27
Average interest-earning assets to interest-bearing liabilities			105.90			106.24
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,413	$2	0.18	$2,726	$2	0.14
Securities purchased under agreements to resell	2,464	2	0.13	1,185	—	0.06
Federal funds sold	8,277	5	0.13	8,081	4	0.09
Investment securities (2)	26,345	208	1.59	24,242	223	1.86
Advances	90,169	(18)	(0.04)	88,594	109	0.25
Mortgage loans (3)	707	21	6.08	882	26	5.86
Loans to other FHLBanks	10	—	0.11	—	—	0.06
Total interest-earning assets	130,385	220	0.34	125,710	364	0.58
Allowance for credit losses on mortgage loans	(2)			(6)
Other assets	1,397			1,357
Total assets	$131,780			$127,061
Liabilities and Capital
Interest-bearing deposits (4)	$1,259	—	0.02	$1,467	—	0.01
Short-term debt	36,867	18	0.10	29,015	14	0.10
Long-term debt	84,898	146	0.35	87,525	167	0.39
Other borrowings	18	—	4.26	24	1	4.25
Total interest-bearing liabilities	123,042	164	0.27	118,031	182	0.31
Other liabilities	2,249			2,507
Total capital	6,489			6,523
Total liabilities and capital	$131,780			$127,061
Net interest income and net yield on interest-earning assets		$56	0.09		$182	0.29
Interest rate spread			0.07			0.27
Average interest-earning assets to interest-bearing liabilities			105.97			106.51
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall changes in net interest income during the second quarter and first six months of 2015, compared to the same periods in 2014, were primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$—	$1	$1	$1	$1	$2
Federal funds sold	—	—	—	—	1	1
Investment securities	8	(15)	(7)	19	(34)	(15)
Advances	(1)	(132)	(133)	1	(128)	(127)
Mortgage loans	(3)	—	(3)	(6)	1	(5)
Total	4	(146)	(142)	15	(159)	(144)
Increase (decrease) in interest expense:
Short-term debt	2	1	3	4	—	4
Long-term debt	(7)	3	(4)	(4)	(17)	(21)
Other borrowings	(1)	—	(1)	(1)	—	(1)
Total	(6)	4	(2)	(1)	(17)	(18)
Increase (decrease) in net interest income	$10	$(150)	$(140)	$16	$(142)	$(126)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is the change in rate multiplied by the previous volume. The rate/volume change, change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net impairment losses recognized in earnings	$(3)	$—	$(3)	*	$(4)	$(1)	$(3)	(378.42)
Net losses on trading securities	(15)	(13)	(2)	(17.34)	(27)	(27)	—	1.52
Net gains on derivatives and hedging activities	188	16	172	*	212	31	181	*
Gain on extinguishment of debt	—	—	—	—	—	15	(15)	(100.00)
Letters of credit fees	7	6	1	3.45	14	13	1	5.49
Other	(1)	1	(2)	(116.00)	1	2	(1)	(19.59)
Total noninterest income	$176	$10	$166	*	$196	$33	$163	*
____________
* Not meaningful.

The increase in total noninterest income during the second quarter of 2015, compared to the same period in 2014, is primarily due to an increase in net gains on derivatives and hedging activities. As previously discussed, previously restructured advances were prepaid prior to their maturity resulting in a decrease to interest income and a $152 million increase to net gains on derivatives and hedging activities. The remaining increase in net gains on derivatives and hedging activities primarily relates to gains due to a modest increase in interest rates. The change in total noninterest income during the first six months of 2015, compared to the same period in 2014, primarily resulted from the changes discussed above.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended June 30, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(188)	$—	$1	$—	$—	$(187)
Net interest settlements included in net interest income (2)	(182)	—	125	2	—	(55)
Total effect on net interest (expense) income	$(370)	$—	$126	$2	$—	$(242)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$193	$—	$(5)	$—	$—	$188
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(2)	1	—	1	—
Total net gains (losses) on derivatives and hedging activities	193	(2)	(4)	—	1	188
Net losses on trading securities (3)	—	(15)	—	—	—	(15)
Total effect on noninterest income (loss)	$193	$(17)	$(4)	$—	$1	$173
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

	For the Six Months Ended June 30, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(247)	$—	$3	$—	$—	$(244)
Net interest settlements included in net interest income (2)	(374)	—	242	3	—	(129)
Total effect on net interest (expense) income	$(621)	$—	$245	$3	$—	$(373)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$228	$—	$(11)	$—	$—	$217
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	3	—	(2)	(5)
Total net gains (losses) on derivatives and hedging activities	228	(6)	(8)	—	(2)	212
Net losses on trading securities (3)	—	(27)	—	—	—	(27)
Total effect on noninterest income (loss)	$228	$(33)	$(8)	$—	$(2)	$185
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the second quarter and first six months of 2015, compared to the same periods in 2014. The increase in Affordable Housing Program assessments during the second quarter and first six months of 2015, compared to the same periods in 2014, is due to an increase in income before assessments during the periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first six months of 2015. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first six months of 2015.
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
Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the Bank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

Off-balance Sheet Commitments

The Bank’s primary off-balance sheet commitments are as follows:

•	the Bank’s joint and several liability for all FHLBank consolidated obligations; and

•	the Bank’s outstanding commitments arising from standby letters of credit.
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2015, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the FHLBanks had $852.8 billion in aggregate par value of consolidated obligations issued and outstanding, $130.3 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2015. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
For more information about the Bank's outstanding standby letters of credit refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements.

Contractual Obligations

As of June 30, 2015, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

FHFA Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the FHFA issued an advisory bulletin establishing a framework by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined primarily using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. In certain cases, the FHFA also will consider supplemental mission assets and activities such as letters of credit, investments in housing finance agency debt instruments, and off-balance sheet mortgage programs. The primary mission asset ratio will be determined at year-end beginning in 2015 and calculated using annual average par values.

The advisory bulletin provides the FHFA’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•
when the ratio is 70% or higher, the FHFA will not undertake a further evaluation of mission achievement by the FHLBank, but the FHLBank’s strategic plan should include an assessment of the FHLBank’s prospects for maintaining its ratio at least at this level;

•
when the ratio is between 55% and 70%, the strategic plan should explain the FHLBank’s plan to increase its mission focus, but a high level of supplemental mission assets and activities may be factored into mission achievement; and

•
when the ratio is below 55%, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55% over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives in addition to balance sheet adjustments.

The Bank expects its primary mission asset ratio at year-end will be 70% or higher and will seek to maintain this ratio at this level in the future, based primarily on the Bank's advance-focused business strategy. The Bank will consider the core mission achievement guidelines when developing its strategic plan and does not expect this Advisory Bulletin to have a material impact on the Bank’s operations or financial condition.

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
The Bank's board of directors and management have established this risk appetite statement and risk metrics for controlling and escalating actions based on the continuing objectives that represent the foundation of the Bank's strategic and tactical planning, as described in the Bank's Form 10-K.

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

	As of June 30, 2015		As of December 31, 2014
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	13	$1,219	10	$3,717
2	19	4,111	21	1,473
3	66	25,431	63	26,500
4	112	22,477	101	27,290
5	122	39,856	127	32,825
6	105	4,295	106	2,944
7	41	1,715	52	1,281
8	20	301	22	501
9	14	276	17	381
10	32	534	37	596

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of June 30, 2015, six borrowers have been approved for a credit limit higher than 30 percent, and their outstanding advance balance was $20.5 billion.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2015	$100,846	$274,820	72.39	3.51	24.10
As of December 31, 2014	97,882	265,103	72.29	3.68	24.03
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2015 and December 31, 2014.

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

Finance Agency regulations do not permit the Bank to rely exclusively on NRSRO ratings with respect to its investments. The Bank is required to make a determination of whether a security is investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. The Bank may further limit or suspend overnight and term trading in addition to RMP and regulatory requirements. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall investment opportunities.

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

	As of June 30, 2015
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,000	$—	$—	$1,000
Canada	1,230	—	—	1,230
France	888	—	—	888
Germany	1,130	—	41	1,171
Netherlands	1,125	—	—	1,125
Sweden	550	—	—	550
Switzerland	—	—	3	3
United Kingdom	—	—	1	1
United States of America	945	1,136	1	2,082
Total	$6,868	$1,136	$46	$8,050
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
The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $7.4 billion as of December 31, 2014 to $8.0 billion as of June 30, 2015. There were six counterparties, Australia & New Zealand Banking Group, BNP Paribas, Branch Banking and Trust Company, Landesbank Baden-Wuerttemberg, Rabobank Nederland, and Royal Bank of Canada, that each represented greater than 10 percent and collectively represented 80.9 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2015, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The tables below provide information on the credit ratings of the Bank’s investments held as of June 30, 2015 and December 31, 2014 (in millions), based on their credit rating as of June 30, 2015 and December 31, 2014, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of June 30, 2015
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$79	$—	$—	$—	$—	$—	$—	$—	$—	$—	$79
Government-sponsored enterprises debt obligations	—	7,064	—	—	—	—	—	—	—	—	—	7,064
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	322	—	—	—	—	—	—	—	—	—	322
Government-sponsored enterprises single family residential	—	12,553	—	—	—	—	—	—	—	—	—	12,553
Government-sponsored enterprises multi-family commercial	465	2,105	—	—	—	—	—	—	—	—	—	2,570
Private-label	—	9	29	330	516	383	784	182	85	751	5	3,074
Total mortgage-backed securities	465	14,989	29	330	516	383	784	182	85	751	5	18,519
Total investment securities	465	22,132	29	330	516	383	784	182	85	751	5	25,662
Other investments:
Interest-bearing deposits	—	2	1,099	35	—	—	—	—	—	—	—	1,136
Securities purchased under agreements to resell	—	25	300	1,000	815	—	—	—	—	—	—	2,140
Federal funds sold	—	2,780	3,253	835	—	—	—	—	—	—	—	6,868
Total other investments	—	2,807	4,652	1,870	815	—	—	—	—	—	—	10,144
Total investments	$465	$24,939	$4,681	$2,200	$1,331	$383	$784	$182	$85	$751	$5	$35,806
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $40 million as of June 30, 2015.

	As of December 31, 2014
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$82	$—	$—	$—	$—	$—	$—	$—	$—	$—	$82
Government-sponsored enterprises debt obligations	—	7,935	—	—	—	—	—	—	—	—	—	7,935
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	366	—	—	—	—	—	—	—	—	—	366
Government-sponsored enterprises single family residential	—	13,665	—	—	—	—	—	—	—	—	—	13,665
Government-sponsored enterprises multi-family commercial	465	1,198	—	—	—	—	—	—	—	—	—	1,663
Private-label residential	—	14	56	388	591	424	844	219	129	765	6	3,436
Total mortgage-backed securities	465	15,243	56	388	591	424	844	219	129	765	6	19,130
Total investment securities	465	23,260	56	388	591	424	844	219	129	765	6	27,147
Other investments:
Interest-bearing deposits	—	2	1,008	—	—	—	—	—	—	—	—	1,010
Securities purchased under agreements to resell	—	—	250	1,000	710	—	—	—	—	—	—	1,960
Federal funds sold	—	1,945	3,815	625	—	—	—	—	—	—	—	6,385
Total other investments	—	1,947	5,073	1,625	710	—	—	—	—	—	—	9,355
Total investments	$465	$25,207	$5,129	$2,013	$1,301	$424	$844	$219	$129	$765	$6	$36,502
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
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2015 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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
The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of June 30, 2015 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$10	$10
A	—	—	—	7	22	29
BBB	—	—	—	82	224	306
BB	—	—	—	235	221	456
B	—	13	2	104	176	295
CCC	—	247	20	337	145	749
CC	27	127	35	16	—	205
C	71	—	25	—	—	96
D	—	265	358	128	—	751
Unrated	—	—	—	—	5	5
Total unpaid principal balance	$98	$652	$440	$909	$803	$2,902
Amortized cost	$83	$513	$360	$829	$791	$2,576
Gross unrealized losses	$—	$(7)	$—	$(2)	$(9)	$(18)
Fair value	$87	$553	$387	$858	$791	$2,676
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(3)	$(1)	$—	$—	$(4)
Non-credit-related losses	—	(3)	(1)	—	—	(4)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	87.97%	84.83%	87.96%	94.39%	98.55%	92.20%
Original weighted average credit support	5.91%	8.08%	10.52%	6.25%	4.37%	6.77%
Weighted average credit support	2.21%	0.28%	0.58%	5.58%	11.25%	5.08%
Weighted average collateral delinquency	15.12%	15.15%	16.14%	9.71%	7.95%	11.60%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
BBB	$—	$—	$—	$—	$25	$25
BB	—	—	—	—	60	60
B	—	—	—	—	89	89
CCC	—	—	—	138	7	145
D	—	35	—	102	—	137
Total unpaid principal balance	$—	$35	$—	$240	$181	$456
Amortized cost	$—	$25	$—	$194	$180	$399
Gross unrealized losses	$—	$—	$—	$(11)	$(1)	$(12)
Fair value	$—	$28	$—	$186	$181	$395
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	80.07%	0.00%	77.78%	100.63%	87.02%
Original weighted average credit support	0.00%	12.29%	0.00%	4.36%	9.91%	7.17%
Weighted average credit support	0.00%	0.00%	0.00%	7.36%	13.47%	9.22%
Weighted average collateral delinquency	0.00%	28.72%	0.00%	22.95%	9.42%	18.03%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of June 30, 2015:

	Significant Inputs(1)
	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Classification	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)	Weighted Average (%)
Total Prime	15.33	7.32	24.18	7.51
Total Alt-A	11.72	21.77	36.28	3.72
Total	13.70	13.84	29.64	5.80
____________
(1) The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during the second quarter of 2015, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 —Other-than-temporary Impairment to the Bank’s interim financial statements.
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0 percent lower than the base case. For the three months ended June 30, 2015 base case and adverse scenarios for credit losses on all other-than temporary impaired private-label MBS were $3 million and $6 million, respectively.

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

For bilateral derivative transactions, the Bank is subject to nonperformance by counterparties to its bilateral derivative transactions. The Bank generally requires collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its bilateral derivative transactions as of June 30, 2015.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2015.

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

	As of June 30, 2015
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$635	$1	$—	$—	$1
Single-A	464	1	—	—	1
Triple-B	12,262	37	(37)	—	—
Cleared derivatives	3,734	7	33	—	40
Liability positions with credit exposure:
Cleared derivatives	61,942	(253)	365	—	112
Total derivative positions with non-member counterparties to which the Bank had credit exposure	79,037	(207)	361	—	154
Member institutions (1)	74	1	—	(1)	—
Total	$79,111	$(206)	$361	$(1)	$154
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

Certain of the Bank's bilateral derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $86 million of collateral at fair value to its bilateral derivative counterparties as of June 30, 2015.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of June 30, 2015, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
As of June 30, 2015 and December 31, 2014, the allowance for credit losses on MPF loans was $2 million and $3 million, respectively. The decrease in the allowance for credit losses was related to the improvement of the credit quality of the portfolio.

Critical Accounting Policies and Estimates

A description of the Bank’s critical accounting policies and estimates is contained in detail in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the periods presented.

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

			As of June 30, 2015	As of December 31, 2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$7,365	$9,488
		Non-qualifying hedges	1	2
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	20,656	21,223
		Non-qualifying hedges	40	60
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	385	505
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	35	135
		Total	28,482	31,413
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,123	1,123
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,173	1,173
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	42,480	48,314
		Non-qualifying hedges	565	3,700
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	21,448	21,699
		Non-qualifying hedges	—	1,000
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	25
		Total	64,493	74,738

			As of June 30, 2015	As of December 31, 2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	19,590	1,775
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	16,500
		Total	16,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	291	148
Total notional amount			$130,634	$125,852

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2015			As of December 31, 2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.42	0.33	0.23	0.48	0.36	0.23
Liabilities	0.26	0.34	0.24	0.29	0.39	0.27
Equity	3.60	0.08	0.13	4.00	(0.27)	(0.39)
Effective duration gap	0.16	(0.01)	(0.01)	0.19	(0.03)	(0.04)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2015			As of December 31, 2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$137,206	$138,243	$138,689	$135,393	$136,525	$137,087
Liabilities	130,474	131,242	131,585	128,589	129,432	129,827
Equity	6,732	7,001	7,104	6,804	7,093	7,260
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

As of June 30, 2015, the Bank's management, with the participation of the Certifying Officers has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2015, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended June 30, 2015, filed on August 7, 2015, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

1	Filed on October 26, 2012 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	August 7, 2015	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer
Date:	August 7, 2015	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer