Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Atlanta
filed 2015-11-06
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2015 was 43,194,830.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2015	As of December 31, 2014
Assets
Cash and due from banks	$1,287	$915
Interest-bearing deposits (includes deposits with another FHLBank of $5 and $2 as of September 30, 2015 and December 31, 2014, respectively)	1,140	1,010
Securities purchased under agreements to resell	2,500	1,960
Federal funds sold	4,840	6,385
Investment securities:
Trading securities (includes another FHLBank’s bond of $54 and $60 as of September 30, 2015 and December 31, 2014, respectively)	1,228	1,269
Available-for-sale securities	1,730	1,981
Held-to-maturity securities (fair value of $23,338 and $23,988 as of September 30, 2015 and December 31, 2014, respectively)	23,224	23,897
Total investment securities	26,182	27,147
Advances	87,762	99,644
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	621	749
Allowance for credit losses on mortgage loans	(3)	(3)
Total mortgage loans held for portfolio, net	618	746
Accrued interest receivable	170	179
Derivative assets	201	112
Premises and equipment, net	24	27
Other assets	190	219
Total assets	$124,914	$138,344
Liabilities
Interest-bearing deposits	$1,173	$1,110
Consolidated obligations, net:
Discount notes	41,867	37,162
Bonds	74,965	92,088
Total consolidated obligations, net	116,832	129,250
Mandatorily redeemable capital stock	17	19
Accrued interest payable	213	145
Affordable Housing Program payable	60	65
Derivative liabilities	132	184
Other liabilities	204	580
Total liabilities	118,631	131,353
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 and 7 as of September 30, 2015 and December 31, 2014, respectively	746	726
Subclass B2 issued and outstanding shares: 36 and 45 as of September 30, 2015 and December 31, 2014, respectively	3,642	4,424
Total capital stock Class B putable	4,388	5,150
Retained earnings:
Restricted	241	195
Unrestricted	1,583	1,551
Total retained earnings	1,824	1,746
Accumulated other comprehensive income	71	95
Total capital	6,283	6,991
Total liabilities and capital	$124,914	$138,344

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Advances	$70	$11	$51	$119
Prepayment fees, net	2	—	3	1
Interest-bearing deposits	1	1	3	3
Securities purchased under agreements to resell	1	1	3	1
Federal funds sold	3	2	8	6
Trading securities	17	19	51	57
Available-for-sale securities	26	30	82	93
Held-to-maturity securities	57	58	175	180
Mortgage loans	9	12	30	38
Total interest income	186	134	406	498
Interest expense
Consolidated obligations:
Discount notes	15	8	33	22
Bonds	75	80	221	247
Mandatorily redeemable capital stock	1	—	1	1
Total interest expense	91	88	255	270
Net interest income	95	46	151	228
Provision (reversal) for credit losses	1	(2)	—	(4)
Net interest income after provision (reversal) for credit losses	94	48	151	232
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	(2)	(5)	(3)
Net impairment losses recognized in earnings	(1)	(2)	(5)	(3)
Net losses on trading securities	(15)	(19)	(42)	(46)
Net gains on derivatives and hedging activities	16	77	228	108
Gain on extinguishment of debt	—	—	—	15
Letters of credit fees	7	7	21	20
Gain on litigation settlements, net	—	4	—	4
Other	—	—	1	2
Total noninterest income	7	67	203	100
Noninterest expense
Compensation and benefits	19	19	55	53
Other operating expenses	10	10	28	29
Finance Agency	2	2	6	7
Office of Finance	1	1	4	4
Other	1	—	5	2
Total noninterest expense	33	32	98	95
Income before assessments	68	83	256	237
Affordable Housing Program assessments	7	9	26	24
Net income	$61	$74	$230	$213

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$61	$74	$230	$213
Other comprehensive (loss) income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(8)	(5)	(31)	11
Reclassification of noncredit portion of impairment losses included in net income	1	2	5	3
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(7)	(3)	(26)	14
Other comprehensive income related to pension and postretirement benefit plans	1	—	2	1
Total other comprehensive (loss) income	(6)	(3)	(24)	15
Total comprehensive income	$55	$71	$206	$228

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	34	3,415	—	—	—	—	3,415
Repurchase/redemption of capital stock	(37)	(3,640)	—	—	—	—	(3,640)
Net shares reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income	—	—	43	170	213	15	228
Cash dividends on capital stock	—	—	—	(131)	(131)	—	(131)
Balance, September 30, 2014	46	$4,654	$184	$1,555	$1,739	$127	$6,520

Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	38	3,845	—	—	—	—	3,845
Repurchase/redemption of capital stock	(46)	(4,596)	—	—	—	—	(4,596)
Net shares reclassified to mandatorily redeemable capital stock	—	(11)	—	—	—	—	(11)
Comprehensive income (loss)	—	—	46	184	230	(24)	206
Cash dividends on capital stock	—	—	—	(152)	(152)	—	(152)
Balance, September 30, 2015	44	$4,388	$241	$1,583	$1,824	$71	$6,283

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$230	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(150)	(87)
Reversal of provision for credit losses	—	(4)
Loss due to change in net fair value adjustment on derivative and hedging activities	53	60
Net change in fair value adjustment on trading securities	42	46
Net impairment losses recognized in earnings	5	3
Gain on extinguishment of debt	—	(15)
Net change in:
Accrued interest receivable	9	15
Other assets	26	41
Affordable Housing Program payable	(7)	(7)
Accrued interest payable	68	19
Other liabilities	(28)	(37)
Total adjustments	18	34
Net cash provided by operating activities	248	247
Investing activities
Net change in:
Interest-bearing deposits	(33)	224
Securities purchased under agreements to resell	(540)	(455)
Federal funds sold	1,545	(2,300)
Trading securities:
Proceeds from principal collected	—	200
Available-for-sale securities:
Proceeds from principal collected	250	261
Held-to-maturity securities:
Proceeds from principal collected	4,785	2,091
Purchases of long-term	(4,460)	(3,022)
Advances:
Proceeds from principal collected	181,439	131,994
Made	(169,612)	(131,197)
Mortgage loans:
Proceeds from principal collected	116	119
Proceeds from sale of foreclosed assets	12	19
Purchase of premises, equipment, and software	(2)	(3)
Net cash provided by (used in) investing activities	13,500	(2,069)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2015	2014
Financing activities
Net change in:
Interest-bearing deposits	99	(491)
Net payments on derivatives containing a financing element	(70)	(72)
Proceeds from issuance of consolidated obligations:
Discount notes	511,053	353,473
Bonds	54,630	64,255
Payments for debt issuance costs	(7)	(7)
Payments for maturing and retiring consolidated obligations:
Discount notes	(506,358)	(359,620)
Bonds	(71,807)	(55,339)
Proceeds from issuance of capital stock	3,845	3,415
Payments for repurchase/redemption of capital stock	(4,596)	(3,640)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(13)	(9)
Cash dividends paid	(152)	(131)
Net cash (used in) provided by financing activities	(13,376)	1,834
Net increase in cash and due from banks	372	12
Cash and due from banks at beginning of the period	915	4,374
Cash and due from banks at end of the period	$1,287	$4,386
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$182	$261
Affordable Housing Program assessments, net	$31	$31
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$11	$4
Held-to-maturity securities acquired with accrued liabilities	$—	$282
Transfers of mortgage loans to real estate owned	$11	$15

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

Amendments to the Consolidation Analysis. In February 2015, the FASB issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance places more emphasis on risk of loss when determining a controlling financial interest. The guidance also reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2015, and early adoption is permitted. The adoption of this guidance is not expected to affect the Bank's financial condition or results of operations.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. In August 2015, the FASB issued amended guidance which deferred the effective date of the revenue recognition standard by one year, which makes the standard effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Bank is in the process of evaluating this guidance and its effects on the Bank’s financial condition and results of operations has not yet been determined.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. Trading securities were as follows:

	As of September 30, 2015	As of December 31, 2014
Government-sponsored enterprises debt obligations	$1,173	$1,208
Another FHLBank’s bond (1)	54	60
State or local housing agency debt obligations	1	1
Total	$1,228	$1,269
 ____________
(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
Net losses on trading securities were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net losses on trading securities held at period end	$(15)	$(19)	$(42)	$(46)

Note 4—Available-for-sale Securities

Major Security Type. Private-label residential mortgaged-backed securities (MBS) were as follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015	$1,638	$20	$112	$—	$1,730
As of December 31, 2014	$1,863	$19	$137	$—	$1,981

The following tables summarize the private-label residential MBS with unrealized losses. The unrealized losses are aggregated by length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2015	2	$96	$1	10	$254	$19	12	$350	$20
As of December 31, 2014	4	$140	$2	9	$191	$17	13	$331	$19

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

A summary of available-for-sale MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015	$1,078	$19	$72	$—	$1,131
As of December 31, 2014	$1,213	$17	$90	$—	$1,286

Note 5—Held-to-maturity Securities

Major Security Types. Held-to-maturity securities were as follows:

	As of September 30, 2015				As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$77	$—	$—	$77	$81	$1	$—	$82
Government-sponsored enterprises debt obligations	6,042	2	1	6,043	6,667	2	13	6,656
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	299	4	—	303	366	5	—	371
Government-sponsored enterprises single-family residential	12,466	124	6	12,584	13,665	125	24	13,766
Government-sponsored enterprises multifamily commercial	3,178	3	7	3,174	1,663	3	7	1,659
Private-label residential	1,162	6	11	1,157	1,455	9	10	1,454
Total	$23,224	$139	$25	$23,338	$23,897	$145	$54	$23,988

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables summarize the held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2015
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	8	$2,389	$1	3	$749	$—	11	$3,138	$1
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	8	410	—	12	565	6	20	975	6
Government-sponsored enterprises multifamily commercial	40	2,318	5	10	571	2	50	2,889	7
Private-label residential	23	283	1	43	434	10	66	717	11
Total	79	$5,400	$7	68	$2,319	$18	147	$7,719	$25

	As of December 31, 2014
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	4	$899	$1	6	$1,233	$12	10	$2,132	$13
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	8	496	1	26	1,828	23	34	2,324	24
Government-sponsored enterprises multifamily commercial	14	758	1	2	285	6	16	1,043	7
Private-label residential	22	229	1	32	415	9	54	644	10
Total	48	$2,382	$4	66	$3,761	$50	114	$6,143	$54

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

	As of September 30, 2015		As of December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$802	$802	$1,166	$1,166
Due after one year through five years	5,317	5,318	5,582	5,572
Total non-mortgage-backed securities	6,119	6,120	6,748	6,738
Mortgage-backed securities	17,105	17,218	17,149	17,250
Total	$23,224	$23,338	$23,897	$23,988

A summary of held-to-maturity MBS issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2015	$307	$1	$4	$304
As of December 31, 2014	$419	$2	$4	$417

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes and not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2015.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS. In performing the cash flow analysis for each of these securities, the Bank uses two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2015, included a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of eight percent over the 12 month period beginning July 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to five percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table represents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended September 30, 2015, as well as related current credit enhancement:

	Significant Inputs - Weighted Average (%)
Classification of Securities	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Alt-A	11.67	23.35	37.00	0.17

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$526	$559	$542	$574
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	2	5	3
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(10)	(9)	(30)	(25)
Balance, end of period	$517	$552	$517	$552

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

Note 7—Advances

Redemption Terms. The Bank had advances outstanding, as summarized below.

	As of September 30, 2015	As of December 31, 2014
Due in one year or less	$47,207	$57,675
Due after one year through two years	12,024	12,283
Due after two years through three years	7,295	9,435
Due after three years through four years	2,763	5,146
Due after four years through five years	2,915	2,910
Due after five years	13,872	10,433
Total par value	86,076	97,882
Discount on AHP (1) advances	(6)	(7)
Discount on EDGE (2) advances	(5)	(5)
Hedging adjustments	1,698	1,778
Deferred commitment fees	(1)	(4)
Total	$87,762	$99,644
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table summarizes advances by year of contractual maturity or, for convertible advances, next conversion date:

	As of September 30, 2015	As of December 31, 2014
Due or convertible in one year or less	$49,583	$60,551
Due or convertible after one year through two years	10,909	12,040
Due or convertible after two years through three years	6,274	7,866
Due or convertible after three years through four years	2,719	4,241
Due or convertible after four years through five years	2,907	2,900
Due or convertible after five years	13,684	10,284
Total par value	$86,076	$97,882

Interest-rate Payment Terms. The following table details interest-rate payment terms for advances:

	As of September 30, 2015	As of December 31, 2014
Fixed-rate:
Due in one year or less	$32,799	$42,839
Due after one year	28,906	30,089
Total fixed-rate	61,705	72,928
Variable-rate:
Due in one year or less	14,409	14,836
Due after one year	9,962	10,118
Total variable-rate	24,371	24,954
Total par value	$86,076	$97,882

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $61,234 and $72,799, as of September 30, 2015 and December 31, 2014, respectively. This concentration represented 71.1 percent and 74.4 percent, of total advances outstanding as of September 30, 2015 and December 31, 2014, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2015 and December 31, 2014. No advance was past due as of September 30, 2015 and December 31, 2014.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase:

	As of September 30, 2015	As of December 31, 2014
Fixed-rate medium-term (1) single-family residential mortgage loans	$73	$103
Fixed-rate long-term single-family residential mortgage loans	549	648
Total unpaid principal balance	622	751
Premiums	2	2
Discounts	(3)	(4)
Total	$621	$749
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table details the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type:

	As of September 30, 2015	As of December 31, 2014
Conventional loans	$577	$698
Government-guaranteed or insured loans	45	53
Total unpaid principal balance	$622	$751

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 9—Allowance for Credit Losses to the Bank’s interim financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The activity in the allowance for credit losses related to conventional single-family residential mortgage loans was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$2	$6	$3	$11
Provision (reversal) for credit losses	1	(2)	—	(4)
Charge-offs	—	—	—	(3)
Balance, end of period	$3	$4	$3	$4

The recorded investment in conventional single-family residential mortgage loans by impairment methodology was as follows:

	As of September 30, 2015	As of December 31, 2014
Allowance for credit losses:
Individually evaluated for impairment	$1	$1
Collectively evaluated for impairment	2	2
Total allowance for credit losses	$3	$3
Recorded investment:
Individually evaluated for impairment	$15	$15
Collectively evaluated for impairment	564	685
Total recorded investment	$579	$700

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, and loans in process of foreclosure. The tables below summarize the Bank's recorded investment in mortgage loans by these key credit quality indicators:

	As of September 30, 2015
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$20	$3	$23
Past due 60-89 days	5	2	7
Past due 90 days or more	19	3	22
Total past due mortgage loans	44	8	52
Total current mortgage loans	535	37	572
Total mortgage loans (1)	$579	$45	$624
Other delinquency statistics:
In process of foreclosure (2)	$10	$1	$11
Seriously delinquent rate (3)	3.25%	7.08%	3.52%
Past due 90 days or more and still accruing interest (4)	$—	$3	$3
Loans on nonaccrual status (5)	$19	$—	$19
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
(4) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(5) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

The table below presents the Bank's recorded investment balance in mortgage loans classified as troubled debt restructurings:

	As of September 30, 2015			As of December 31, 2014
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional single-family residential loans	$12	$3	$15	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the three and nine months ended September 30, 2015 and 2014.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table details the Bank’s consolidated obligation bonds by interest-rate payment type:

	As of September 30, 2015	As of December 31, 2014
Fixed-rate	$51,881	$77,912
Step up/down	5,046	6,301
Simple variable-rate	17,672	7,550
Variable-rate capped floater	—	25
Total par value	$74,599	$91,788

Redemption Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding, by year of contractual maturity:

	As of September 30, 2015		As of December 31, 2014
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$37,560	0.57	$52,081	0.24
Due after one year through two years	17,890	1.32	16,116	1.27
Due after two years through three years	8,471	1.75	9,683	2.22
Due after three years through four years	2,827	1.57	4,971	1.67
Due after four years through five years	3,126	1.71	3,094	1.56
Due after five years	4,725	2.14	5,843	2.12
Total par value	74,599	1.08	91,788	0.86
Premiums	46		73
Discounts	(16)		(21)
Hedging adjustments	336		248
Total	$74,965		$92,088

The following presents the Bank’s consolidated obligation bonds outstanding by call feature:

	As of September 30, 2015	As of December 31, 2014
Noncallable	$59,649	$69,164
Callable	14,950	22,624
Total par value	$74,599	$91,788

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table summarizes the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, next call date:

	As of September 30, 2015	As of December 31, 2014
Due or callable in one year or less	$49,745	$67,980
Due or callable after one year through two years	16,885	12,220
Due or callable after two years through three years	5,010	7,796
Due or callable after three years through four years	1,229	2,177
Due or callable after four years through five years	1,110	875
Due or callable after five years	620	740
Total par value	$74,599	$91,788

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The Bank’s participation in consolidated obligation discount notes was as follows:

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2015	$41,867	$41,881	0.16
As of December 31, 2014	$37,162	$37,169	0.10

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The Bank was in compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements as shown in the following table:

	As of September 30, 2015		As of December 31, 2014
	Required	Actual	Required	Actual
Risk based capital	$1,633	$6,229	$2,113	$6,914
Total capital-to-assets ratio	4.00%	4.99%	4.00%	5.00%
Total regulatory capital (1)	$4,997	$6,229	$5,534	$6,914
Leverage ratio	5.00%	7.48%	5.00%	7.50%
Leverage capital	$6,246	$9,344	$6,917	$10,371
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table provides the activity in mandatorily redeemable capital stock:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$16	$21	$19	$24
Reclassification from capital during the period	4	3	11	4
Repurchase/redemption of mandatorily redeemable capital stock	(3)	(5)	(13)	(9)
Balance, end of period	$17	$19	$17	$19

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

	As of September 30, 2015	As of December 31, 2014
Due in one year or less	$8	$9
Due after one year through two years	6	8
Due after two years through three years	—	1
Due after four years through five years	3	1
Total	$17	$19

Note 12—Accumulated Other Comprehensive Income

Components comprising accumulated other comprehensive income were as follows:

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, June 30, 2014	$(12)	$142	$130
Other comprehensive income before reclassifications:
Net change in fair value	—	(5)	(5)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Net current period other comprehensive loss	—	(3)	(3)
Balance, September 30, 2014	$(12)	$139	$127

Balance, June 30, 2015	$(22)	$99	$77
Other comprehensive income before reclassifications:
Net change in fair value	—	(8)	(8)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(7)	(6)
Balance, September 30, 2015	$(21)	$92	$71
____________
(1) Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2013	$(13)	$125	$112
Other comprehensive income before reclassifications:
Net change in fair value	—	11	11
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	14	15
Balance, September 30, 2014	$(12)	$139	$127

Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(31)	(31)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	5	5
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	2	(26)	(24)
Balance, September 30, 2015	$(21)	$92	$71
____________
(1) Included in Compensation and benefits on the Statements of Income.

Note 13—Derivatives and Hedging Activities

Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its interest-bearing liabilities that finance these assets. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities. The Bank enters into derivatives to manage the interest-rate risk exposure inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2014 audited financial statements contained in the Bank’s Form 10-K.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

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

	As of September 30, 2015			As of December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$93,114	$494	$(1,798)	$103,004	$454	$(1,995)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,434	15	(97)	6,348	12	(131)
Interest rate caps or floors	16,500	17	(11)	16,500	20	(13)
Total derivatives not designated as hedging instruments	18,934	32	(108)	22,848	32	(144)
Total derivatives before netting and collateral adjustments	$112,048	526	(1,906)	$125,852	486	(2,139)
Netting adjustments and cash collateral (1)		(325)	1,774		(374)	1,955
Derivative assets and derivative liabilities		$201	$(132)		$112	$(184)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,516 and $1,613 as of September 30, 2015 and December 31, 2014, respectively. Cash collateral received and related accrued interest was $68 and $32 as of September 30, 2015 and December 31, 2014, respectively.

The following tables present the components of net gains on derivatives and hedging activities as presented in the Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$21	$78	$238	$129
Derivatives not designated as hedging instruments:
Interest rate swaps	11	20	36	45
Interest rate caps or floors	(1)	(4)	(1)	(13)
Net interest settlements	(15)	(17)	(45)	(53)
Total net losses related to derivatives not designated as hedging instruments	(5)	(1)	(10)	(21)
Net gains on derivatives and hedging activities	$16	$77	$228	$108

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income:

	For the Three Months Ended September 30,
	2015				2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(327)	$357	$30	$(173)	$319	$(243)	$76	$(229)
Consolidated obligations:
Bonds	77	(86)	(9)	124	(134)	136	2	118
Discount notes	—	—	—	3	—	—	—	—
Total	$(250)	$271	$21	$(46)	$185	$(107)	$78	$(111)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Nine Months Ended September 30,
	2015				2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$71	$187	$258	$(547)	$80	$47	$127	$(671)
Consolidated obligations:
Bonds	74	(94)	(20)	366	80	(78)	2	383
Discount notes	2	(2)	—	6	—	—	—	—
Total	$147	$91	$238	$(175)	$160	$(31)	$129	$(288)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the Bank of the required initial and variation margin. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral for changes in the fair value of cleared derivatives is posted daily through a clearing agent. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of September 30, 2015		As of December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$409	$(1,395)	$439	$(1,757)
Cleared derivatives	117	(511)	47	(382)
Total gross recognized amount	526	(1,906)	486	(2,139)
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(404)	1,263	(438)	1,573
Cleared derivatives	79	511	64	382
Total gross amounts of netting adjustments and cash collateral	(325)	1,774	(374)	1,955
Derivative assets and derivative liabilities:
Uncleared derivatives	5	(132)	1	(184)
Cleared derivatives	196	—	111	—
Total derivative assets and total derivative liabilities	201	(132)	112	(184)
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	5	—	1	—
Net unsecured amounts: (2)
Uncleared derivatives	—	(132)	—	(184)
Cleared derivatives	196	—	111	—
Total net unsecured amount	$196	$(132)	$111	$(184)
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2) The Bank had net credit exposure of $194 and $110 as of September 30, 2015 and December 31, 2014, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2015 was $1,047 for which the Bank has posted collateral with a fair value of $918 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $88 of collateral at fair value to its uncleared derivative counterparties as of September 30, 2015.

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

Outlined below is the application of the “fair value hierarchy” to the Bank's financial assets and liabilities that are carried at fair value or disclosed in the notes to the financial statements.

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. As of September 30, 2015 and December 31, 2014, the Bank carried grantor trust assets at fair value hierarchy Level 1.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. As of September 30, 2015 and December 31, 2014, the Bank carried trading securities and derivatives at fair value hierarchy Level 2.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. As of September 30, 2015 and December 31, 2014, the Bank carried available-for-sale securities at fair value hierarchy Level 3.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For financial instruments carried at fair value, the Bank reviews the fair value hierarchy classification of financial assets and liabilities on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities within the fair value hierarchy. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. There were no such transfers during the periods presented.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Estimated Fair Value Measurements on a Recurring Basis. The following tables present, for each fair value hierarchy level, the Bank’s financial assets and liabilities that are measured at fair value on a recurring basis on its Statements of Condition.

	As of September 30, 2015
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,173	$—	$—	$1,173
Another FHLBank’s bond	—	54	—	—	54
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,228	—	—	1,228
Available-for-sale securities:
Private-label residential MBS	—	—	1,730	—	1,730
Derivative assets:
Interest-rate related	—	526	—	(325)	201
Grantor trust (included in Other assets)	30	—	—	—	30
Total assets at fair value	$30	$1,754	$1,730	$(325)	$3,189
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(1,906)	$—	$1,774	$(132)
Total liabilities at fair value	$—	$(1,906)	$—	$1,774	$(132)
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$1,823	$2,155	$1,981	$2,299
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	(2)	(5)	(3)
Included in other comprehensive income (2)	(7)	(3)	(26)	14
Accretion of credit losses in net interest income	10	8	30	24
Settlements	(95)	(85)	(250)	(261)
Balance, end of period	$1,730	$2,073	$1,730	$2,073
____________
(1) Related to available-for-sale securities held at period end.
(2) This amount is included in other comprehensive income within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of September 30, 2015 and December 31, 2014, for which a nonrecurring fair value adjustment was recorded during the periods presented.

	As of September 30, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Mortgage loans held for portfolio	$—	$—	$1	$1
Real estate owned	—	—	3	3
Total nonrecurring assets at fair value	$—	$—	$4	$4

	As of December 31, 2014
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Real estate owned	$—	$—	$7	$7

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

The Bank periodically conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for U.S. agency and private-label MBS.

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

As of September 30, 2015 and December 31, 2014, four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2015 and December 31, 2014.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the equivalent to the replacement advance rates for advances with similar terms. The Bank calculates its replacement advance rates at a spread to its cost of funds. The Bank's cost of funds approximates the consolidated obligation curve (See "Consolidated Obligations" paragraph within this note for a discussion of the consolidated obligation curve). To estimate the fair values of advances with optionality, market-based expectations of future interest rate volatility implied from current market prices for similar options are also used. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized (see Note 7—Advances to the Bank’s interim financial statements for additional information).

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2015 and December 31, 2014.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2015 and December 31, 2014. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The carrying values and estimated fair values of the Bank’s financial instruments were as follows:

	As of September 30, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,287	$1,287	$1,287	$—	$—	$—
Interest bearing-deposits	1,140	1,140	—	1,140	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	4,840	4,840	—	4,840	—	—
Trading securities	1,228	1,228	—	1,228	—	—
Available-for-sale securities	1,730	1,730	—	—	1,730	—
Held-to-maturity securities	23,224	23,338	—	22,181	1,157	—
Advances	87,762	87,633	—	87,633	—	—
Mortgage loans held for portfolio, net	618	687	—	686	1	—
Accrued interest receivable	170	170	—	170	—	—
Derivative assets	201	201	—	526	—	(325)
Grantor trust assets (included in Other assets)	30	30	30	—	—	—
Liabilities:
Interest-bearing deposits	(1,173)	(1,173)	—	(1,173)	—	—
Consolidated obligations, net:
Discount notes	(41,867)	(41,868)	—	(41,868)	—	—
Bonds	(74,965)	(75,025)	—	(75,025)	—	—
Mandatorily redeemable capital stock	(17)	(17)	(17)	—	—	—
Accrued interest payable	(213)	(213)	—	(213)	—	—
Derivative liabilities	(132)	(132)	—	(1,906)	—	1,774
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $740,031 and $718,218 as of September 30, 2015 and December 31, 2014, respectively, exclusive of the Bank’s own outstanding consolidated obligations. As of September 30, 2015, none of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of September 30, 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table shows the Bank's outstanding commitments, which represent off-balance sheet obligations:

	As of September 30, 2015			As of December 31, 2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,482	$21,360	$29,842	$7,409	$23,519	$30,928
Commitments to fund additional advances	302	105	407	189	20	209
Unsettled consolidated obligation bonds, at par (2)	205	—	205	100	—	100
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	50	—	50
____________

(1)
Expire within one year includes 11 standby letters of credit for a total of $29 and 17 standby letters of credit for a total of $25 as of September 30, 2015 and December 31, 2014, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. As of September 30, 2015 and December 31, 2014, $205 and $100 of the Bank's unsettled consolidated obligation bonds were hedged with associated interest rate swaps that had traded but not yet settled, respectively. As of September 30, 2015 and December 31, 2014, $0 and $50 of the Bank's unsettled consolidated obligation discount notes were hedged with associated interest rate swaps that had traded but not yet settled, respectively.

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
The carrying value of the guarantees related to standby letters of credit is recorded in other liabilities and amounted to $120 and $152 as of September 30, 2015 and December 31, 2014, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2015 and December 31, 2014. Such commitments would be recorded as derivatives at their fair values.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Shareholder Concentrations. The Bank considers shareholder concentration as members or non-members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. The following tables present transactions with shareholders whose holdings of regulatory capital stock exceed 10 percent of total regulatory capital stock outstanding.

	As of September 30, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$706	16.03	$16,262	18.89	$—	0.01
Navy Federal Credit Union	617	14.01	14,164	16.45	56	4.96

	As of December 31, 2014
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$803	15.54	$17,512	17.89	$—	0.01
Capital One, National Association	792	15.32	17,265	17.64	2	0.20

Note 17— Subsequent Events

On October 28, 2015, the Bank’s board of directors approved a cash dividend for the third quarter of 2015. The Bank paid the third quarter 2015 dividend on November 3, 2015, in the amount of $55.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements,” which include statements with respect to the plans, objectives, expectations, estimates, and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

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

All written or oral statements that are made by or are attributable to the Bank are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on forward-looking statements since the statements speak only as of the date that they are made. The Bank has no obligation and does not undertake publicly to update, revise, or correct any of the forward-looking statements after the date of this quarterly report, or after the respective dates on which these statements otherwise are made, whether as a result of new information, future events, or otherwise, except as otherwise may be required by law.

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2015 and December 31, 2014, and results of operations for the second quarter and first six months of 2015 and 2014. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2014.

Executive Summary

Financial Condition

As of September 30, 2015, total assets were $124.9 billion, a decrease of $13.4 billion, or 9.71 percent, from December 31, 2014. This decrease was primarily due to a $11.9 billion, or 11.9 percent, decrease in advances.

As of September 30, 2015, total liabilities were $118.6 billion, a decrease of $12.7 billion, or 9.69 percent, from December 31, 2014. This decrease was primarily due to a $12.4 billion, or 9.61 percent, decrease in total consolidated obligations as a result of the decrease in advances.

As of September 30, 2015, total capital was $6.3 billion, a decrease of $708 million, or 10.1 percent, from December 31, 2014. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock. The decrease in the Bank's subclass B2 activity-based capital stock was primarily due to the decrease in total outstanding advances during the period and a decrease in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances, which became effective on March 20, 2015.

Results of Operations

The Bank recorded net income of $61 million for the third quarter of 2015, a decrease of $13 million, or 17.8 percent, from net income of $74 million for the third quarter of 2014. The decrease in net income is primarily due to changes in interest rates during the periods and the related impact on the Bank’s derivative and hedging portfolio.

The Bank recorded net income of $230 million for the first nine months of 2015, an increase of $17 million, or 8.23 percent, from net income of $213 million for the same period in 2014. The increase in net income is primarily due to an increase in net interest income, partially offset by decreased earnings on investment securities and a gain on extinguishment of debt recognized in 2014.

Net interest income increased by $49 million during the third quarter of 2015, compared to the same period in 2014. The increase in net interest income is primarily due to prepayments of previously restructured and redesignated advances. During the third quarter of 2015 and 2014, these prepayments resulted in $15 million and $48 million of accelerated amortization, respectively, which reduced net interest income for the respective periods. These decreases are offset by corresponding increases in net gains on derivatives and hedging activities. The remaining change in net interest income is primarily attributable to increases in advance rates during 2015.

Net interest income decreased by $77 million during the first nine months of 2015, compared to the same period in 2014. This decrease is also primarily due to prepayments of previously restructured and redesignated advances. During the first nine months of 2015 and 2014, these prepayments resulted in $177 million and $56 million of accelerated amortization, respectively, which reduced net interest income for the respective periods. The remaining change in net interest income is primarily related to increased advance rates and decreased interest expense, as well as decreased investment securities earnings.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 3.66 percent for the third quarter of 2015, compared to 4.45 percent for the third quarter of 2014. ROE decreased for the third quarter of 2015, compared to the third quarter of 2014, primarily as a result of a decrease in net income during the period. ROE spread to three-month average LIBOR decreased to 335 basis points for the third quarter of 2015, compared to 422 basis points for the third quarter of 2014. The decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's annualized ROE was 4.71 percent for the first nine months of 2015, compared to 4.34 percent during the same period in 2014. ROE increased for the first nine months of 2015, compared to the same period in 2014, primarily as a result of an increase in net income during the period. ROE spread to three-month average LIBOR increased to 443 basis points for the first nine months of 2015, compared to 411 basis points for the same period in 2014. The increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's interest rate spread was 27 basis points and 14 basis points for the third quarter and first nine months of 2015, respectively, compared to 13 basis points and 22 basis points for the third quarter and the first nine months of 2014.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including low interest rates, deposit growth at member institutions and the general state of the economy, continue to impact the Bank’s overall business outlook and advances demand. Advances balances have fluctuated from quarter to quarter during 2015 due to a variance in demand as some member institutions have experienced slower loan growth relative to deposit growth.
The Bank anticipates that advances will continue to fluctuate through the remainder of the year and into 2016. Earnings on the Bank's investment portfolio also remain limited as higher-yielding investments that prepay or mature are replaced with lower-yielding instruments available in the current market.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Statements of Condition (at period end)
Total assets	$124,914	$139,716	$121,277	$138,344	$124,437
Investments (1)	34,662	35,806	34,084	36,502	30,143
Mortgage loans held for portfolio	621	664	709	749	792
Allowance for credit losses on mortgage loans	(3)	(2)	(2)	(3)	(4)
Advances	87,762	102,208	85,416	99,644	88,627
Interest-bearing deposits	1,173	1,396	1,482	1,110	1,271
Consolidated obligations, net:
Discount notes	41,867	49,759	26,902	37,162	26,055
Bonds	74,965	80,814	86,072	92,088	89,670
Total consolidated obligations, net (2)	116,832	130,573	112,974	129,250	115,725
Mandatorily redeemable capital stock	17	16	17	19	19
Affordable Housing Program payable	60	64	65	65	69
Capital stock - putable	4,388	5,052	4,319	5,150	4,654
Retained earnings	1,824	1,813	1,777	1,746	1,739
Accumulated other comprehensive income	71	77	79	95	127
Total capital	6,283	6,942	6,175	6,991	6,520
Statements of Income (for the period ended)
Net interest income (expense)	95	(48)	104	95	46
Provision (reversal) for credit losses	1	—	(1)	(1)	(2)
Net impairment losses recognized in earnings	(1)	(3)	(1)	—	(2)
Net losses on trading securities	(15)	(15)	(12)	(14)	(19)
Net gains on derivatives and hedging activities	16	188	24	12	77
Letters of credit fees	7	7	7	6	7
Other (loss) income (3)	—	(1)	2	1	4
Noninterest expense	33	31	34	37	32
Income before assessments	68	97	91	64	83
Affordable Housing Program assessments	7	10	9	6	9
Net income	61	87	82	58	74
Performance Ratios (%)
Return on equity (4)	3.66	5.54	5.00	3.45	4.45
Return on assets (5)	0.18	0.27	0.25	0.17	0.22
Net interest margin (6)	0.28	(0.15)	0.31	0.29	0.14
Regulatory capital ratio (at period end) (7)	4.99	4.93	5.04	5.00	5.15
Equity to assets ratio (8)	4.89	4.91	4.94	5.03	5.05
Dividend payout ratio (9)	81.63	57.93	62.06	67.30	58.11

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2015	$740,031
June 30, 2015	722,485
March 31, 2015	699,589
December 31, 2014	718,218
September 30, 2014	701,462

(3)	Other (loss) income includes service fees and other. For the period September 30, 2014, the amount includes $4 million gain on litigation settlements, net.

(4)	Calculated as net income divided by average total equity.

(5)	Calculated as net income divided by average total assets.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

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

	As of September 30, 2015		As of December 31, 2014		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$87,762	70.26	$99,644	72.03	$(11,882)	(11.92)
Investment securities	26,182	20.96	27,147	19.62	(965)	(3.56)
Other investments	8,480	6.79	9,355	6.76	(875)	(9.36)
Mortgage loans, net	618	0.49	746	0.54	(128)	(17.11)
Other assets	1,872	1.50	1,452	1.05	420	28.96
Total assets	$124,914	100.00	$138,344	100.00	$(13,430)	(9.71)
Consolidated obligations, net:
Discount notes	$41,867	35.29	$37,162	28.29	$4,705	12.66
Bonds	74,965	63.19	92,088	70.11	(17,123)	(18.59)
Deposits	1,173	0.99	1,110	0.84	63	5.68
Other liabilities	626	0.53	993	0.76	(367)	(37.03)
Total liabilities	$118,631	100.00	$131,353	100.00	$(12,722)	(9.69)
Capital stock	$4,388	69.85	$5,150	73.67	$(762)	(14.78)
Retained earnings	1,824	29.03	1,746	24.96	78	4.53
Accumulated other comprehensive income	71	1.12	95	1.37	(24)	(26.30)
Total capital	$6,283	100.00	$6,991	100.00	$(708)	(10.12)

Advances

Total advances decreased as of September 30, 2015 compared to December 31, 2014, primarily due to maturing short-term advances and prepayment of these advances during the period. As of September 30, 2015, 71.7 percent of the Bank’s advances were fixed-rate, compared to 74.5 percent as of December 31, 2014. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rate, the majority of which are based on LIBOR. As of September 30, 2015 and December 31, 2014, 47.3 percent and 41.9 percent, respectively, of the Bank’s fixed-rate advances were swapped and 1.66 percent and 2.56 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table sets forth the par value of outstanding advances by product characteristics (dollars in millions):

	As of September 30, 2015		As of December 31, 2014
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$38,164	44.34	$50,975	52.08
Adjustable or variable rate indexed	23,987	27.87	24,501	25.03
Hybrid	19,681	22.86	17,679	18.06
Convertible	2,604	3.03	3,040	3.11
Amortizing (2)	1,640	1.90	1,687	1.72
Total par value	$86,076	100.00	$97,882	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table sets forth more detailed information regarding investments held by the Bank (dollars in millions):

			Increase (Decrease)
	As of September 30, 2015	As of December 31, 2014	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$78	$82	$(4)	(5.78)
Government-sponsored enterprises debt obligations	7,269	7,935	(666)	(8.38)
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	299	366	(67)	(18.21)
Government-sponsored enterprises single-family residential	12,466	13,665	(1,199)	(8.77)
Government-sponsored enterprises multifamily commercial	3,178	1,663	1,515	91.05
Private-label residential	2,892	3,436	(544)	(15.85)
Total mortgage-backed securities	18,835	19,130	(295)	(1.54)
Total investment securities	26,182	27,147	(965)	(3.56)
Other investments:
Interest-bearing deposits (1)	1,140	1,010	130	12.81
Securities purchased under agreements to resell	2,500	1,960	540	27.55
Federal funds sold	4,840	6,385	(1,545)	(24.20)
Total other investments	8,480	9,355	(875)	(9.36)
Total investments	$34,662	$36,502	$(1,840)	(5.04)
____________

(1)
As of September 30, 2015 and December 31, 2014, interest-bearing deposits includes a $1.1 billion and $1.0 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers, and as of September 30, 2015, $35 million business money market account with United Bank.

The decrease in total investments was primarily due to a decrease in federal funds sold from December 31, 2014 to September 30, 2015. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. As of September 30, 2015, these investments amounted to 301 percent of the Bank's regulatory capital due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory limit at the time of its MBS purchases and will not be required to sell any previously purchased MBS. As December 31, 2014, the Bank's MBS to regulatory capital amounted to 275 percent.

Mortgage Loans Held for Portfolio

As the Bank ceased purchasing new mortgage loans in 2008, the decrease in mortgage loans held for portfolio from December 31, 2014 to September 30, 2015, was primarily due to the maturity and prepayment of these assets during the period.
Members that were selling loans to the Bank were located primarily in the southeastern United States; therefore, the Bank's conventional mortgage loan portfolio is concentrated in that region. The following table provides the percentage of unpaid principal balance for conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015	As of December 31, 2014
	Percent of Total	Percent of Total
Florida	27.80	26.98
South Carolina	25.40	25.26
Georgia	13.78	14.14
North Carolina	10.42	10.57
Virginia	7.89	8.04
All other	14.71	15.01
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and, to a lesser extent, consolidated obligation discount notes. The increase in consolidated obligation discount notes and the decrease in consolidated obligation bonds from December 31, 2014 to September 30, 2015 are a result of market conditions and short-term advance demand that favored the issuance of shorter-term debt during the period. As of September 30, 2015, consolidated obligation issuances financed 93.5 percent of the $124.9 billion in total assets, remaining relatively stable compared to the financing ratio of 93.4 percent as of December 31, 2014.
As of September 30, 2015 and December 31, 2014, consolidated obligations outstanding were primarily fixed rate. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates into short-term variable interest rates, usually based on LIBOR. As of September 30, 2015 and December 31, 2014, 85.2 percent and 88.6 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. As of September 30, 2015, none of the Bank's variable-rate consolidated obligation bonds were swapped, and 0.33 percent of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2014. As of September 30, 2015, and December 31, 2014, 36.6 percent and 4.65 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have as a reserve an amount equal to or greater than the current deposits received from members. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2015.

Capital

The decrease in total capital from December 31, 2014 to September 30, 2015 was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock. The decrease in the Bank's subclass B2 activity-based capital stock was primarily due to the decrease in total outstanding advances during the period and a decrease in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances, which became effective on March 20, 2015.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 16, 2015, the Bank received notification from the Director that, based on June 30, 2015 data, the Bank meets the definition of “adequately capitalized.”

As of September 30, 2015 and December 31, 2014, the Bank had capital stock subject to mandatory redemption from 14 and 12 members and former members, respectively, consisting of B1 membership stock and B2 activity-based capital stock. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the third quarter and first nine months of 2015 and 2014.

Net Income

The following table sets forth the Bank’s significant income items for the third quarter and first nine months of 2015 and 2014, and provides information regarding the changes during the periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net interest income	$95	$46	$49	101.82	$151	$228	$(77)	(33.88)
Provision (reversal) for credit losses	1	(2)	3	132.35	—	(4)	4	94.38
Noninterest income	7	67	(60)	(90.19)	203	100	103	103.76
Noninterest expense	33	32	1	0.99	98	95	3	3.30
Affordable Housing Program assessments	7	9	(2)	(17.78)	26	24	2	8.15
Net income	$61	$74	$(13)	(17.83)	$230	$213	$17	8.23

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

Net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability.
The increase in net interest income during the third quarter of 2015, compared to the same period in 2014, is primarily due to prepayments of previously restructured and redesignated advances. During the third quarter of 2015 and 2014, these prepayments resulted in $15 million and $48 million of accelerated amortization, respectively, which reduced net interest income for the respective periods. This accelerated amortization was offset by corresponding increases in net gains on derivatives and hedging activities. The remaining change in net interest income is primarily attributable to increases in advance rates.
The decrease in net interest income for the first nine months of 2015, compared to the same period in 2014, is primarily due to prepayments of previously restructured and redesignated advances. During the first nine months of 2015 and 2014, these prepayments resulted in $177 million and $56 million of accelerated amortization, respectively, which reduced net interest income for the respective periods. The remaining change in net interest income is primarily related to increased advance rates and decreased interest expense, as well as decreased investment securities earnings.
As shown in the tables summarizing the net effect of derivatives and hedging activity on the Bank’s results of operations, the impact of hedging on net interest income was a decrease of $151 million and $203 million for the third quarter of 2015 and 2014, respectively, and a decrease of $524 million and $473 million for the first nine months of 2015 and 2014, respectively.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2015 and 2014 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and the calculation of the interest-rate spread and recorded in noninterest income (loss) as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread.

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,434	$1	0.21	$2,693	$1	0.16
Securities purchased under agreements to resell	3,124	1	0.14	1,987	1	0.06
Federal funds sold	7,084	3	0.14	8,263	2	0.11
Investment securities (2)	25,561	100	1.55	23,871	107	1.78
Advances	95,455	72	0.30	92,470	11	0.05
Mortgage loans (3)	643	9	5.73	815	12	6.09
Loans to other FHLBanks	1	—	0.08	3	—	0.03
Total interest-earning assets	134,302	186	0.55	130,102	134	0.41
Allowance for credit losses on mortgage loans	(2)			(5)
Other assets	1,402			1,496
Total assets	$135,702			$131,593
Liabilities and Capital
Interest-bearing deposits (4)	$1,217	—	0.03	$1,502	—	0.01
Short-term debt	43,961	15	0.13	31,449	8	0.09
Long-term debt	82,033	75	0.37	89,554	80	0.35
Other borrowings	16	1	4.83	21	—	3.72
Total interest-bearing liabilities	127,227	91	0.28	122,526	88	0.28
Other liabilities	1,838			2,423
Total capital	6,637			6,644
Total liabilities and capital	$135,702			$131,593
Net interest income and net yield on interest-earning assets		$95	0.28		$46	0.14
Interest rate spread			0.27			0.13
Average interest-earning assets to interest-bearing liabilities			105.56			106.18
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,420	$3	0.19	$2,715	$3	0.15
Securities purchased under agreements to resell	2,686	3	0.13	1,455	1	0.06
Federal funds sold	7,875	8	0.13	8,143	6	0.10
Investment securities (2)	26,081	308	1.58	24,117	330	1.83
Advances	91,950	54	0.08	89,900	120	0.18
Mortgage loans (3)	685	30	5.97	859	38	5.93
Loans to other FHLBanks	7	—	0.11	2	—	0.04
Total interest-earning assets	131,704	406	0.41	127,191	498	0.52
Allowance for credit losses on mortgage loans	(2)			(6)
Other assets	1,399			1,404
Total assets	$133,101			$128,589
Liabilities and Capital
Interest-bearing deposits (4)	$1,245	—	0.02	$1,479	—	0.01
Short-term debt	39,258	33	0.11	29,835	22	0.10
Long-term debt	83,932	221	0.35	88,209	247	0.37
Other borrowings	17	1	4.44	23	1	4.09
Total interest-bearing liabilities	124,452	255	0.27	119,546	270	0.30
Other liabilities	2,110			2,479
Total capital	6,539			6,564
Total liabilities and capital	$133,101			$128,589
Net interest income and net yield on interest-earning assets		$151	0.15		$228	0.24
Interest rate spread			0.14			0.22
Average interest-earning assets to interest-bearing liabilities			105.83			106.39
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the third quarter and first nine months of 2015, compared to the same periods in 2014, were primarily rate related.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Securities purchased under agreements to resell	$—	$—	$—	$1	$1	$2
Federal funds sold	—	1	1	—	2	2
Investment securities	7	(14)	(7)	26	(48)	(22)
Advances	—	61	61	3	(69)	(66)
Mortgage loans	(2)	(1)	(3)	(8)	—	(8)
Total	5	47	52	22	(114)	(92)
Increase (decrease) in interest expense:
Short-term debt	4	3	7	7	4	11
Long-term debt	(7)	2	(5)	(12)	(14)	(26)
Other borrowings	—	1	1	—	—	—
Total	(3)	6	3	(5)	(10)	(15)
Increase (decrease) in net interest income	$8	$41	$49	$27	$(104)	$(77)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is calculated as the change in rate multiplied by the previous volume. The rate/volume change, calculated as the change in rate multiplied by the change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions):

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$(2)	$1	50.98	$(5)	$(3)	$(2)	(52.41)
Net losses on trading securities	(15)	(19)	4	21.67	(42)	(46)	4	9.67
Net gains on derivatives and hedging activities	16	77	(61)	(79.16)	228	108	120	111.84
Gain on extinguishment of debt	—	—	—	—	—	15	(15)	(100.00)
Letters of credit fees	7	7	—	2.98	21	20	1	4.66
Gain on litigation settlements, net	—	4	(4)	(100.00)	—	4	(4)	(100.00)
Other	—	—	—	(163.28)	1	2	(1)	(69.10)
Total noninterest income	$7	$67	$(60)	(90.19)	$203	$100	$103	103.76

The decrease in total noninterest income during the third quarter of 2015, compared to the same period in 2014, is primarily due to a decrease in net gains on derivatives and hedging activities. As previously discussed, during the third quarter of 2015 and 2014, restructured and redesignated advances were prepaid prior to their maturity resulting in $15 million and $48 million of accelerated amortization, which reduced net interest income for the respective periods. This accelerated amortization was offset by corresponding increases in net gains on derivatives and hedging activities. The remaining decrease in net gains on derivatives and hedging activities is primarily related to changes in interest rates during each quarter.

The increase in total noninterest income during the first nine months of 2015, compared to the same period in 2014, is primarily due to an increase in net gains on derivatives and hedging activities, partially offset by the gain on extinguishment of debt recognized in 2014. During the first nine months of 2015 and 2014, restructured and redesignated advances were prepaid prior to their maturity resulting in $177 million and $56 million of accelerated amortization, which reduced net interest income for the respective periods. This accelerated amortization was offset by corresponding increases in net gains on derivatives and hedging activities.

The following tables summarize the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Three Months Ended September 30, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(107)	$—	$2	$—	$—	$(105)
Net interest settlements included in net interest income (2)	(173)	—	124	3	—	(46)
Total effect on net interest (expense) income	$(280)	$—	$126	$3	$—	$(151)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$30	$—	$(9)	$—	$—	$21
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(2)	—	—	(3)	(5)
Total net gains (losses) on derivatives and hedging activities	30	(2)	(9)	—	(3)	16
Net losses on trading securities (3)	—	(14)	—	—	—	(14)
Total effect on noninterest income (loss)	$30	$(16)	$(9)	$—	$(3)	$2
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

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

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Nine Months Ended September 30, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(354)	$—	$5	$—	$—	$(349)
Net interest settlements included in net interest income (2)	(547)	—	366	6	—	(175)
Total effect on net interest (expense) income	$(901)	$—	$371	$6	$—	$(524)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$258	$—	$(20)	$—	$—	$238
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(8)	3	—	(5)	(10)
Total net gains (losses) on derivatives and hedging activities	258	(8)	(17)	—	(5)	228
Net losses on trading securities (3)	—	(41)	—	—	—	(41)
Total effect on noninterest income (loss)	$258	$(49)	$(17)	$—	$(5)	$187
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

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

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the third quarter and first nine months of 2015, compared to the same periods in 2014. The decrease in Affordable Housing Program assessments during the third quarter of 2015, compared to the same period in 2014, is due to a decrease in income before assessments during the periods. The increase in Affordable Housing Program assessments during the first nine months 2015, compared to the same period in 2014, is due to an increase in income before assessments during the periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs), and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first nine months of 2015. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days within which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first nine months of 2015.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2015, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2015 and December 31, 2014. As of September 30, 2015, the FHLBanks had $856.5 billion in aggregate par value of consolidated obligations issued and outstanding, $116.5 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. The Bank may issue standby letters of credit for terms of longer than one year without annual renewals or that have no stated maturity and are subject to renewal on an annual basis, based on the creditworthiness of the member applicant and appropriate additional fees.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit for the account of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2015. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
For more information about the Bank's outstanding standby letters of credit, refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements.

Contractual Obligations

As of September 30, 2015, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities

In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and financial end-users that have material swaps exposure (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Final Margin Rules), to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.

The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end-users (generally, cash, certain government and government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require minimum variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The minimum variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously posted or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be posted or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the Bank on March 1, 2017, and the initial margin requirement under the Final Margin Rules is expected to become effective for the Bank on September 1, 2020.

The Bank is not a Covered Swap Entity under the Final Margin Rules. Rather, the Bank is a financial end-user under the Final Margin Rules and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Since the Bank is currently posting and collecting variation margin in cash, daily, on its non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on the Bank’s costs. However, when the initial margin requirements under the Final Margin Rules become effective, the Bank’s cost of engaging in non-cleared swaps may increase.

The Commodity Futures Trading Commission (CFTC) and SEC are expected to adopt their own versions of the Final Margin Rules that will be comparable to the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05

On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a framework by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined primarily using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. In certain cases, the Finance Agency also will consider supplemental mission assets and activities such as letters of credit, investments in housing finance agency debt instruments, and off-balance sheet mortgage programs. The primary mission asset ratio will be determined at year-end beginning in 2015 and calculated using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•
when the ratio is 70% or higher, the Finance Agency will not undertake a further evaluation of mission achievement by the FHLBank, but the FHLBank’s strategic plan should include an assessment of the FHLBank’s prospects for maintaining its ratio at least at this level;

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

Risk Management

The Bank’s lending, investment and funding activities, and use of derivative hedge instruments, expose the Bank to a number of risks. A robust risk management framework aligns risk-taking activities with the Bank’s strategies and risk appetite. A risk management framework also balances risks and rewards. The Bank’s risk management framework consists of risk governance, risk appetite, and risk management policies.
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

	As of September 30, 2015		As of December 31, 2014
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	38	$5,509	10	$3,717
2	22	15,147	21	1,473
3	57	13,951	63	26,500
4	93	30,875	101	27,290
5	140	14,173	127	32,825
6	86	3,507	106	2,944
7	41	1,436	52	1,281
8	12	195	22	501
9	12	219	17	381
10	30	447	37	596

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. As of September 30, 2015, six borrowers have been approved for a credit limit higher than 30 percent, and their outstanding advance balance was $22.1 billion.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2015	$86,076	$279,701	72.52	3.53	23.95
As of December 31, 2014	97,882	265,103	72.29	3.68	24.03
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this, and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2015 and December 31, 2014.

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

	As of September 30, 2015
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
France	$1,100	$—	$1	$1,101
Germany	1,130	—	54	1,184
Netherlands	1,160	—	—	1,160
Sweden	550	—	—	550
Switzerland	—	—	9	9
United States of America	900	1,140	—	2,040
Total	$4,840	$1,140	$64	$6,044
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
The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $7.4 billion as of December 31, 2014 to $6.0 billion as of September 30, 2015. There were four counterparties, BNP Paribas, Branch Banking and Trust Company, Landesbank Baden-Wuerttemberg, and Rabobank Nederland, that each represented greater than 10 percent and collectively represented 75.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of September 30, 2015, the Bank’s unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
The Bank’s RMP permits the Bank to invest in U.S. agency (Fannie Mae, Freddie Mac and Ginnie Mae) obligations, including CMOs and REMICS backed by such securities, and other MBS, CMOs, and REMICS of sufficient investment quality, which are typically rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The tables below provide information on the credit ratings of the Bank’s investments held as of September 30, 2015 and December 31, 2014 (in millions), based on their credit rating as of September 30, 2015 and December 31, 2014, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of September 30, 2015
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$78	$—	$—	$—	$—	$—	$—	$—	$—	$—	$78
Government-sponsored enterprises debt obligations	—	7,269	—	—	—	—	—	—	—	—	—	7,269
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	299	—	—	—	—	—	—	—	—	—	299
Government-sponsored enterprises single family residential	—	12,466	—	—	—	—	—	—	—	—	—	12,466
Government-sponsored enterprises multifamily commercial	464	2,714	—	—	—	—	—	—	—	—	—	3,178
Private-label	—	8	26	320	475	348	673	159	166	707	10	2,892
Total mortgage-backed securities	464	15,487	26	320	475	348	673	159	166	707	10	18,835
Total investment securities	464	22,834	26	320	475	348	673	159	166	707	10	26,182
Other investments:
Interest-bearing deposits	—	5	1,100	35	—	—	—	—	—	—	—	1,140
Securities purchased under agreements to resell	—	1,000	500	1,000	—	—	—	—	—	—	—	2,500
Federal funds sold	—	550	3,390	900	—	—	—	—	—	—	—	4,840
Total other investments	—	1,555	4,990	1,935	—	—	—	—	—	—	—	8,480
Total investments	$464	$24,389	$5,016	$2,255	$475	$348	$673	$159	$166	$707	$10	$34,662
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $43 million as of September 30, 2015.

	As of December 31, 2014
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$82	$—	$—	$—	$—	$—	$—	$—	$—	$—	$82
Government-sponsored enterprises debt obligations	—	7,935	—	—	—	—	—	—	—	—	—	7,935
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	366	—	—	—	—	—	—	—	—	—	366
Government-sponsored enterprises single family residential	—	13,665	—	—	—	—	—	—	—	—	—	13,665
Government-sponsored enterprises multifamily commercial	465	1,198	—	—	—	—	—	—	—	—	—	1,663
Private-label residential	—	14	56	388	591	424	844	219	129	765	6	3,436
Total mortgage-backed securities	465	15,243	56	388	591	424	844	219	129	765	6	19,130
Total investment securities	465	23,260	56	388	591	424	844	219	129	765	6	27,147
Other investments:
Interest-bearing deposits	—	2	1,008	—	—	—	—	—	—	—	—	1,010
Securities purchased under agreements to resell	—	—	250	1,000	710	—	—	—	—	—	—	1,960
Federal funds sold	—	1,945	3,815	625	—	—	—	—	—	—	—	6,385
Total other investments	—	1,947	5,073	1,625	710	—	—	—	—	—	—	9,355
Total investments	$465	$25,207	$5,129	$2,013	$1,301	$424	$844	$219	$129	$765	$6	$36,502
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
Non-Private-label MBS
The unrealized losses related to U.S. agency MBS and government-sponsored enterprises MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2015 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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
The tables below provide additional information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of September 30, 2015 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$8	$8
A	—	—	—	7	19	26
BBB	—	—	—	80	218	298
BB	—	13	2	215	191	421
B	—	—	—	97	170	267
CCC	—	236	19	253	125	633
CC	27	64	32	48	11	182
C	69	59	—	53	—	181
D	—	252	355	99	—	706
Unrated	—	—	5	—	6	11
Total unpaid principal balance	$96	$624	$413	$852	$748	$2,733
Amortized cost	$80	$492	$340	$777	$736	$2,425
Gross unrealized losses	$—	$(5)	$—	$(3)	$(11)	$(19)
Fair value	$84	$532	$363	$802	$735	$2,516
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(4)	$(1)	$—	$—	$(5)
Non-credit-related losses	—	(4)	(1)	—	—	(5)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	87.63%	85.20%	87.80%	94.05%	98.22%	92.00%
Original weighted average credit support	15.72%	14.72%	10.49%	7.20%	3.97%	8.83%
Weighted average credit support	1.40%	0.21%	0.50%	5.67%	11.58%	5.11%
Weighted average collateral delinquency	14.48%	15.55%	15.29%	9.23%	7.79%	11.38%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
BBB	$—	$—	$—	$—	$22	$22
BB	—	—	—	—	55	55
B	—	—	—	—	81	81
CCC	—	—	—	134	7	141
D	—	33	—	97	—	130
Total unpaid principal balance	$—	$33	$—	$231	$165	$429
Amortized cost	$—	$24	$—	$186	$165	$375
Gross unrealized losses	$—	$—	$—	$(12)	$—	$(12)
Fair value	$—	$26	$—	$178	$167	$371
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	79.55%	0.00%	77.39%	101.11%	86.68%
Original weighted average credit support	0.00%	12.29%	0.00%	28.97%	9.56%	20.21%
Weighted average credit support	0.00%	0.00%	0.00%	7.16%	13.52%	9.05%
Weighted average collateral delinquency	0.00%	28.01%	0.00%	23.02%	9.27%	18.12%

The following table represents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of September 30, 2015:

	Significant Inputs - Weighted Average (%)(1)
Classification of Securities	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.50	7.33	24.73	7.53
Alt-A	11.33	21.37	36.29	3.39
Total	13.05	13.73	30.00	5.64
____________
(1) The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during the third quarter of 2015, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 6 —Other-than-temporary Impairment to the Bank’s interim financial statements.
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 6—Other-than-temporary Impairment to the Bank’s interim financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0 percent lower than the base case. For the three months ended September 30, 2015, the base case and adverse case housing price scenarios for credit losses on all other-than temporary impaired private-label MBS were $1 million and $4 million, respectively.

The adverse case housing price scenario and associated results do not represent the Bank’s current expectations and therefore should not be construed as a prediction of the Bank’s future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical adverse case housing price scenario provide a measure of the credit losses the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in the Bank’s base case assessment.

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

For uncleared derivative transactions, the Bank is subject to nonperformance by counterparties to its uncleared derivative transactions. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivative transactions as of September 30, 2015.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2015.

The contractual or notional amount of derivatives transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the maximum credit risk of the Bank with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.
The tables below provide information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of September 30, 2015
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$365	$—	$—	$—	$—
Single-A	440	1	(1)	—	—
Triple-B	10,931	54	(54)	—	—
Cleared derivatives	562	9	(7)	—	2
Liability positions with credit exposure:
Cleared derivatives	54,107	(402)	596	—	194
Total derivative positions with non-member counterparties to which the Bank had credit exposure	66,405	(338)	534	—	196
Member institutions (1)	153	5	—	(5)	—
Total	$66,558	$(333)	$534	$(5)	$196
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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $88 million of collateral at fair value to its uncleared derivative counterparties as of September 30, 2015.
The net exposure after collateral is treated as unsecured credit consistent with the Bank's RMP and Finance Agency regulations if the counterparty has an NRSRO rating. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and by structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of September 30, 2015, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $3 million as of September 30, 2015 and December 31, 2014. The allowance for credit losses on MPP loans was less than $1 million as of September 30, 2015 and December 31, 2014.

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

			As of September 30, 2015	As of December 31, 2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$6,597	$9,488
		Non-qualifying hedges	1	2
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	22,930	21,223
		Non-qualifying hedges	40	60
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	385	505
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	20	135
		Total	29,973	31,413
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,123	1,123
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,173	1,173
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	32,769	48,314
		Non-qualifying hedges	790	3,700
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	15,140	21,699
		Non-qualifying hedges	—	1,000
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	25
		Total	48,699	74,738

			As of September 30, 2015	As of December 31, 2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	15,293	1,775
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	16,500
		Total	16,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	305	148
Total notional amount			$112,048	$125,852

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

The table below reflects the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2015			As of December 31, 2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.46	0.33	0.25	0.48	0.36	0.23
Liabilities	0.27	0.40	0.28	0.29	0.39	0.27
Equity	4.11	(1.02)	(0.33)	4.00	(0.27)	(0.39)
Effective duration gap	0.19	(0.07)	(0.03)	0.19	(0.03)	(0.04)
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

The table below reflects the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2015			As of December 31, 2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$121,993	$122,963	$123,531	$135,393	$136,525	$137,087
Liabilities	115,956	116,692	117,073	128,589	129,432	129,827
Equity	6,037	6,271	6,458	6,804	7,093	7,260
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

As of September 30, 2015, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2015, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended September 30, 2015, filed on November 6, 2015, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	November 6, 2015	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	November 6, 2015	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer