Form 10-K
period 2015-12-31
Federal Home Loan Bank of Atlanta
filed 2016-03-10
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2015, the aggregate par value of the stock held by current and former members of the registrant was $5,068,499,400. At February 29, 2016, 47,500,808 total shares were outstanding.

Important Notice About Information in this Annual Report
In this annual report on Form 10-K (Report), unless the context suggests otherwise, references to the “Bank” mean the Federal Home Loan Bank of Atlanta. “FHLBanks” means the 11 district Federal Home Loan Banks, including the Bank, and “FHLBank System” means the FHLBanks and the Federal Home Loan Banks Office of Finance (Office of Finance), as regulated by the Federal Housing Finance Agency (Finance Agency). “FHLBank Act” means the Federal Home Loan Bank Act of 1932, as amended.
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

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same regulations. Forward-looking statements include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

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

•
political, national, and world events, including acts of war, terrorism, natural disasters or other catastrophic events, and legislative, regulatory, judicial, or other developments that affect the economy, the Bank’s market area, the Bank, its members, counterparties, its federal regulators, and/or investors in the consolidated obligations of the FHLBanks;

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

•	the uncertainty and costs of litigation, including litigation filed against one or more of the FHLBanks;

•	membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;

•	changes in the FHLBank Act or Finance Agency regulations that affect FHLBanks operations and regulatory oversight or changes in other statutes or regulations applicable to the FHLBanks;

•	adverse developments or events, including financial restatements, affecting or involving one or more other FHLBanks or the FHLBank System in general; and

•	other factors and other information discussed herein under the caption “Risk Factors” and elsewhere in this Report, as well as information included in the Bank’s future filings with the SEC.
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

PART I.

Item 1. Business.

Overview

The Bank is a federally chartered corporation that was organized in 1932 and is one of 11 district FHLBanks. The FHLBanks, along with the Finance Agency and the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (GSEs) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank's defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia.

The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, and community development financial institutions (CDFIs) located in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank's capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank's capital stock as a result of a merger or acquisition of a Bank member. The Bank's membership totaled 932 financial institutions, comprised of 618 commercial banks, 88 thrifts, 198 credit unions, 22 insurance companies, and six CDFIs as of December 31, 2015.

The primary function of the Bank is to provide readily available, competitively priced funding to these member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community developments.

The Bank's primary source of funds is proceeds from the sale of FHLBank debt instruments to the public. These debt instruments, known as “consolidated obligations,” are the joint and several obligations of all the FHLBanks. The Office of Finance, a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks' debt instruments and prepares the combined quarterly and annual financial reports of the FHLBanks.

Deposits, other borrowings, and the issuance of capital stock provide additional funds to the Bank. The Bank accepts deposits from both member and eligible non-member financial institutions and federal instrumentalities. The Bank also provides members and certain non-members with correspondent banking services such as cash management and other services, as discussed below.

The Bank is exempt from ordinary federal, state, and local taxation, except real property taxes. It does not have any subsidiaries nor does it sponsor any off-balance sheet special purpose entities.

The Bank manages its operations as one business segment. Management and the Bank's board of directors review enterprise-wide financial information in order to make operating decisions and assess performance. The Bank had total assets of $142.3 billion, total advances of $104.2 billion, total investments of $35.2 billion, total consolidated obligations of $133.4 billion, total deposits of $1.1 billion, and a retained earnings balance of $1.8 billion as of December 31, 2015. The Bank's net income was $301 million for the year ended December 31, 2015. For additional information regarding the Bank's financial condition, changes in financial condition, and results of operations, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

With the passage of the Housing and Economic Recovery Act of 2008 (Housing Act), the Finance Agency was established as the independent regulator of the FHLBanks effective July 30, 2008. Pursuant to the Housing Act, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the former Federal Housing Finance Board (Finance Board) have and will remain in effect until modified, terminated, set aside, or superseded by the Finance Agency Director, any court of competent jurisdiction, or operation of law. The Finance Agency's stated mission with respect to the FHLBanks is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks in order to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

Products and Services

The Bank's products and services include the following:

•	Credit Products;

•	Community Investment Services; and

•	Cash Management and Other Services.

Credit Products

The credit products that the Bank offers to its members include advances and standby letters of credit.

Advances

Advances are the Bank's primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank's outstanding advances was $104.2 billion and $99.6 billion as of December 31, 2015 and 2014, respectively, and advances represented 73.2 percent and 72.0 percent of total assets as of December 31, 2015 and 2014, respectively. Advances generated 23.2 percent, 26.5 percent, and 29.5 percent of total interest income for the years ended December 31, 2015, 2014, and 2013, respectively.

Advances serve as a funding source to the Bank's members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

Generally, member institutions use the Bank's advances for one or more of the following purposes:

•	providing funding for single-family and multifamily mortgages held in the member's portfolio, including both conforming and nonconforming mortgages;

•	providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	providing funding for commercial real estate loans;

•	assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member's balance sheet to interest-rate changes;

•	providing a cost-effective alternative to meet contingent liquidity needs and liquidity management strategies; and

•	providing funding for community investment and economic development.

Pursuant to statutory and regulatory requirements, the Bank may only make long-term advances to community financial institutions for the purpose of enabling a member to purchase or fund new or existing residential housing finance assets, which may include defined small business loans, small farm loans, small agri-business loans, and community development loans. The Bank's management indirectly monitors the purpose for which members use advances through limitations on eligible collateral and as described below.

The Bank obtains a security interest in eligible collateral to secure a member's advance prior to the time that the Bank originates or renews an advance. Eligible collateral is defined by the FHLBank Act, Finance Agency regulations, and the Bank's credit and collateral policy. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank's security interest in all collateral pledged by the borrower. The Bank perfects its security interest in collateral prior to making an advance to the borrower. As additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank. The Bank may also require additional or substitute collateral from a borrower, as provided in the FHLBank Act and the financing documents between the Bank and its borrowers.

Typically on a quarterly basis, the Bank's management assesses member creditworthiness and financial condition to determine the term and maximum dollar amount of advances that the Bank will lend to a particular member. In addition, the Bank discounts eligible collateral and periodically revalues the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law.

Pursuant to its regulations, the Federal Deposit Insurance Corporation (FDIC) has recognized the priority of an FHLBank's security interest under the FHLBank Act and the right of an FHLBank to require delivery of collateral held by the FDIC, as receiver, for a failed depository institution.

The Bank offers standard and customized advances to fit a variety of member needs. Generally, the Bank offers maturities as described below, but longer maturities are available, which are subject to a member's financial condition and available funding. The Bank's advances include, among other products, the following:

Adjustable or variable rate indexed advances. Adjustable or variable rate indexed advances include the following:

•
Daily Rate Credit Advance (DRC Advance). The DRC Advance provides short-term funding with rate resets on a daily basis, similar to federal funds lines. The DRC Advance is available generally from one day to 12 months.

•	Adjustable Rate Credit Advance (ARC Advance). The ARC Advance is a long-term advance available for a term generally of up to 10 years with rate resets at specified intervals.

•
Float-to-Fixed Advance. This is an advance that floats to London Interbank Offered Rate (LIBOR) and changes to a predetermined fixed rate on a predetermined date prior to maturity. The Bank offers this product with a maturity generally of up to 15 years.

Fixed rate advances. Fixed rate advances include the following:

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

•
Expander Advance. The expander advance is a fixed-rate advance with a fixed maturity and an option by the borrower to increase the amount of the advance in the future at a predetermined interest rate. The option may be Bermudan or European. The Bank has established internal limits on the amount of such options that may be sold based upon which quarter they will mature. The Bank offers this product with a maturity generally of two years to 20 years with an option exercise date that can be set generally from one month to 10 years.

•
Principal Reducing Advance. The principal reducing advance is a fixed-rate advance with a final maturity generally of up to 20 years and predetermined principal reductions on specific dates. The reduction schedule is predetermined by the borrower and may be scheduled on a monthly, quarterly, semi-annual, or annual basis. Amortization options include equal payments or structures similar to a mortgage.

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

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 9—Advances to the Bank's 2015 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$35,664	34.67	$50,975	52.08
Adjustable or variable rate indexed	43,425	42.22	24,501	25.03
Hybrid	19,782	19.23	17,679	18.06
Convertible	2,394	2.33	3,040	3.11
Amortizing (2)	1,599	1.55	1,687	1.72
Total par value	$102,864	100.00	$97,882	100.00
 ____________
(1) Includes convertible advances whose conversion options have expired.
(2) Principal reducing advances, described above.

The Bank establishes interest rates on advances using the Bank's cost of funds on consolidated obligations and the interest-rate swap market. The Bank establishes an interest rate applicable to each type of advance each day and then adjusts those rates during the day to reflect changes in the cost of funds and interest rates.

The Bank includes prepayment fee provisions in most advance transactions. With respect to callable advances, prepayment fees apply to prepayments on dates other than option exercise dates. The Bank also offers variable-rate prepayable advances, in which prepayment fees apply to prepayments made on dates other than certain specified dates. As required by Finance Agency regulations, the prepayment fee is intended to make the Bank financially indifferent to a borrower's decision to prepay an advance before maturity or, with respect to a callable advance, on a date other than an option exercise date.

The following table presents information on the Bank's 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2015
Institution	City, State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Capital One, National Association	McLean, VA	$20,095	19.54	0.40
Navy Federal Credit Union	Vienna, VA	14,773	14.36	1.85
Bank of America, National Association	Charlotte, NC	13,262	12.89	0.39
Branch Banking and Trust Company	Winston Salem, NC	6,464	6.28	2.80
EverBank	Jacksonville, FL	5,877	5.71	1.21
Regions Bank	Birmingham, AL	5,253	5.11	0.71
BankUnited, National Association	Miami Lakes, FL	4,010	3.90	0.57
Compass Bank	Birmingham, AL	2,937	2.86	0.99
Pentagon Federal Credit Union	Alexandria, VA	1,946	1.89	2.62
Synovus	Columbus, GA	1,225	1.19	0.46
Subtotal (10 largest borrowers)		75,842	73.73	1.06
Subtotal (all other borrowers)		27,022	26.27	1.42
Total par value		$102,864	100.00	1.15
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

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to ten years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary's draw, the amount must be reimbursed by the member immediately or, subject to the Bank's discretion, may be converted into an advance to the member. The Bank's underwriting and collateral requirements for standby letters of credit are the same as they are for advances. Standby letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $32.5 billion and $30.9 billion of outstanding standby letters of credit as of December 31, 2015 and 2014, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank's 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2015
Institution	City, State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	Charlotte, NC	$26,316	19.44
Capital One, National Association	McLean, VA	20,513	15.15
Navy Federal Credit Union	Vienna, VA	14,773	10.91
Compass Bank	Birmingham, AL	9,707	7.17
SunTrust Bank	Atlanta, GA	7,098	5.24
Branch Banking and Trust Company	Winston Salem, NC	6,464	4.78
Regions Bank	Birmingham, AL	6,286	4.64
EverBank	Jacksonville, FL	6,108	4.51
BankUnited, National Association	Miami Lakes, FL	4,075	3.01
Pentagon Federal Credit Union	Alexandria, VA	3,190	2.36
Subtotal (10 largest borrowers)		104,530	77.21
Subtotal (all other borrowers)		30,850	22.79
Total advances par value and standby letters of credit		$135,380	100.00

Community Investment Services

Each FHLBank contributes 10 percent of their income subject to assessment to the Affordable Housing Program (AHP), or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below.

AHP provides no-cost or low-cost funds in the form of a direct subsidy or a subsidized advance to members to support the financing of rental and for-sale housing for very low-, low-, and moderate-income households. The Bank offers a Competitive AHP, a Set-aside AHP, and a discounted advance program that supports projects that provide affordable housing and economic development benefiting those households. A description of each program is as follows:

•
the Competitive AHP is offered annually through a competitive application process and provides funds for either rental or ownership real estate projects submitted through member financial institutions;

•
the Set-aside AHP currently consists of the following eight distinct products: First-time Homebuyer, Community Partners, Foreclosure Recovery, Veterans Purchase, Returning Veterans Purchase, Veterans Rehabilitation, Returning Veterans Rehabilitation, and Structured Partnership Product. The Set-aside AHP products are available on a first-come, first-served basis and provide no-cost funds through member financial institutions to be used for down payments, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank's members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

The Bank's AHP assessments were $33 million, $30 million, and $37 million, respectively, for the years ended December 31, 2015, 2014, and 2013.

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

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provide members an alternative to holding mortgage loans in a portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® Program (MPF® Program), a program developed by FHLBank Chicago and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios. In 2014, the Bank renewed its participation in the MPF Program. The Bank now offers MPF Program products, MPF Xtra, MPF Direct, and MPF Government MBS, through which the Bank facilitates third parties' purchases of PFI loans rather than holding such loans as Bank assets.

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

Traditional MPF Products. The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. One of the Bank's PFIs under the traditional MPF products, Branch Banking and Trust Company, was among the Bank's top 10 borrowers as of December 31, 2015.

MPF Xtra. In 2014, the Bank began to offer the MPF Xtra product to members. Under the MPF Xtra product, FHLBank Chicago purchases residential, conforming fixed-rate mortgage loans from the Bank’s PFIs and concurrently sells these loans to Fannie Mae. The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold to FHLBank Chicago through the MPF Xtra product in exchange for the Bank's role in facilitating the sale. The MPF Xtra loans are passed through to Fannie Mae as a third-party investor and do not become Bank assets.

MPF Direct. In 2015, the Bank began to offer the MPF Direct product to members. MPF Direct is a jumbo loan product that partners the MPF program with Redwood Trust, Inc., a real estate investment trust. This partnership offers PFIs the opportunity to sell their fixed-rate mortgages with loan balances greater than the conforming loan limit up to $1.5 million into the secondary market. The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold through the MPF Direct product in exchange for the Bank's role in facilitating the sale. The MPF Direct loans are passed through to Redwood Trust, Inc. and do not become Bank assets.

MPF Government MBS. In 2015, the Bank began to offer the MPF Government MBS product to members. MPF Government MBS is a product whereby the FHLBank Chicago purchases government insured and/or guaranteed loans from eligible PFIs, and the purchased loans are aggregated as “held for sale” and pooled into securities guaranteed by the Government National Mortgage Association (Ginnie Mae). The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold through the MPF Government MBS product in exchange for the Bank's role in facilitating the sale.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance”, “MPF,” and “MPF Xtra” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank's ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency.
There were no MPP PFIs that were among the Bank's top 10 borrowers as of December 31, 2015.

The MPF Program and MPP are authorized under applicable regulations. Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through these mortgage loan purchase programs. The existing MPF Program and MPP mortgage loan portfolios will eventually be reduced to zero in the ordinary course of the maturities and prepayments of the assets. The contractual maturity dates of some of the purchased loans extend out to 2038.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Mortgage Loan Programs.

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. The Bank's investment securities consist of mortgage-backed securities (MBS) issued by GSEs or private label securities that, at purchase, carried the highest rating from Moody's Investors Service (Moody's) or Standard and Poor's Ratings Services (S&P); securities issued by the U.S. government or U.S. government agencies; state and local housing agency obligations; and consolidated obligations issued by another FHLBank. The Bank ceased purchasing private label MBS on January 31, 2008. The investment securities portfolio generally provides the Bank with higher returns than those available in other investments. The Bank's other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. agency and GSE securities were 66.3 percent and 64.7 percent of the Bank's total investments as of December 31, 2015 and 2014, respectively, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 70.3 percent, 66.2 percent, and 62.8 percent of total interest income for the years ended December 31, 2015, 2014, and 2013, respectively.

The Bank's MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank's list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance included MBS with a carrying value of $1.4 billion and $1.7 billion, issued by one of the Bank's members and its affiliates with dealer relationships, as of December 31, 2015 and 2014, respectively. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank's 2015 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

Finance Agency regulations prohibit the Bank from investing in certain types of securities. These restrictions are discussed in more detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Investments.

Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities exceeds 300 percent of the FHLBank’s previous month-end regulatory capital on the day it purchases the securities. Regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the

Bank's general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. For discussion regarding the Bank's compliance with this regulatory requirement, refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.

From time to time, the Bank purchases consolidated obligations issued by other FHLBanks through third-party dealers as investment securities, consistent with the Bank's investment strategy and Finance Agency regulations and guidelines. The terms of these purchased consolidated obligations generally are similar to the consolidated obligations that are issued by the Bank. The Bank's purchase of these investments is funded by a pool of liabilities and capital of the Bank and is not funded by specific or “matched” consolidated obligations issued by the Bank. In making such purchases, the Bank considers the same factors that it considers in connection with the Bank's purchase of long-term debt issued by other GSEs, including the maturity, rate of return, and liquid nature of the instrument. The Bank has not purchased any additional consolidated obligations issued by other FHLBanks since 2002. The Bank held one inverse variable-rate consolidated obligation bond of which the FHLBank Chicago was the primary obligor as of December 31, 2015 and 2014. The carrying value of this consolidated obligation bond was $52 million and $60 million as of December 31, 2015 and 2014, respectively.

The Bank is subject to credit and market risk on its investments. For discussion as to how the Bank manages these risks, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Investments.

Funding Sources

Consolidated Obligations

Consolidated obligations, consisting of bonds and discount notes, are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the United States does not guarantee the consolidated obligations. The Office of Finance has responsibility for facilitating and executing the issuance of consolidated obligations for all the FHLBanks. It also services all outstanding debt. The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf); however, the Bank is also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay any extraordinary expenses or pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation.

To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank. However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its obligations, the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding or on any other basis the Finance Agency may determine.

Finance Agency regulations also state that the Bank must maintain the following types of assets that are free from any lien or pledge in an aggregate amount at least equal to the amount of the Bank's portion of the consolidated obligations outstanding, provided that any assets that are subject to a lien or pledge for the benefit of the holders of any issue of consolidated obligations shall be treated as if they were assets free from any lien or pledge for purposes of this negative pledge requirement:

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

The Bank was in compliance with this Finance Agency regulation as of December 31, 2015 and 2014.

Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that may use a variety of indices.

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

Consolidated Obligation Discount Notes. Through the Office of Finance, the FHLBanks also issue consolidated obligation discount notes to provide short-term funds for advances to members, for the Bank's other investments, and for the Bank's variable-rate and convertible advance programs. These securities have maturities up to 366 days and are offered daily through a consolidated obligation discount note selling group. Discount notes are issued at a discount and mature at par.

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payment of all current obligations (which includes the Bank's obligation to pay principal and interest on consolidated obligations issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

•	the Bank is unable to provide the required certification;

•	the Bank projects, at any time, that it will fail to comply with its liquidity requirements or will be unable to meet all of its current obligations due during the quarter;

•	the Bank actually fails to comply with its liquidity requirements or to meet all of its current obligations due during the quarter; or

•	the Bank negotiates to enter or enters into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations due during the quarter.

The Bank must file a consolidated obligation payment plan for Finance Agency approval upon the occurrence of any of the following:

•	the Bank becomes a noncomplying FHLBank as a result of failing to provide a required certification related to liquidity requirements and ability to meet all current obligations;

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

Regulations permit a noncompliant FHLBank to continue to incur and pay normal operating expenses in the regular course of business. However, a noncompliant FHLBank may not incur or pay any extraordinary expenses, declare or pay dividends, or redeem any capital stock until the Finance Agency has approved the FHLBank's consolidated obligation payment plan or inter-FHLBank assistance agreement or has ordered another remedy, and the noncompliant FHLBank has paid all its direct obligations.

The Bank, working through the Office of Finance, is able to customize consolidated obligations to meet investor demands. Customized features can include different indices and embedded derivatives. The Bank offsets these customized features predominantly by derivatives to reduce the market risk associated with the consolidated obligations.

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank's funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.1 billion as of December 31, 2015 and 2014.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $80.6 billion and $94.6 billion as of December 31, 2015 and 2014, respectively.

Capital and Capital Rules

The Bank must comply with regulatory requirements for total regulatory capital, leverage capital, and risk-based capital. To satisfy these capital requirements, the Bank maintains a capital plan, as last amended by the board of directors on May 13, 2011. Each member's minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. The Bank adjusted the activity based minimum stock requirement within this range in 2015. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

The membership stock requirement was 0.09 percent (nine basis points) of the member's total assets, subject to a cap of $15 million as of December 31, 2015.

The activity-based stock requirement was the sum of the following as of December 31, 2015:

•	4.25 percent of the member's outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets), although this percentage was set at zero as of December 31, 2015. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt/equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2015.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank's capital plan allows it to issue only Class B stock.

The Bank's financial management policy contains provisions to help preserve the value of the members' investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank's capital and capital requirements, as well as information regarding the Bank's retained earnings and dividends, refer to Item 5, Market for Registrant's Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's 2015 audited financial statements.

Derivatives

Finance Agency regulations and the Bank's Risk Management Policy (RMP) establish guidelines for derivatives. These policies and regulations prohibit the trading or speculative use of these instruments and limit permissible credit risk arising from these instruments. The Bank enters into derivatives to manage the exposure to interest-rate risk inherent in otherwise unhedged assets and funding positions and to achieve the Bank's risk management objectives. These derivatives consist of interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, and forward contracts. Generally, the Bank uses derivatives in its overall interest-rate risk management to accomplish one or more of the following objectives:

•
preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

•	reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	mitigate the adverse earnings effects of the shortening or lengthening of certain assets (e.g., mortgage assets);

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve overall asset/liability management objectives.

The total notional amount of the Bank's outstanding derivatives was $99.8 billion and $125.9 billion as of December 31, 2015 and 2014, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

The Bank may enter into derivatives concurrently with the issuance of consolidated obligations with embedded options. When issuing bonds, the Bank generally simultaneously enters into derivatives to, in effect, convert fixed-rate liabilities into variable-rate liabilities. The continued attractiveness of such debt depends on price relationships in both the bond market and derivatives markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. Similarly, the Bank may enter into derivatives in conjunction with the origination of advances with embedded options. Issuing fixed-rate advances while simultaneously entering into derivatives, in effect, converts fixed-rate advances into variable-rate earning assets.

The Bank is subject to credit risk in all derivatives due to potential nonperformance by the derivative counterparty. For further discussion as to how the Bank manages its credit risk and market risk on its derivatives, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation—Risk Management.

Competition

Advances. A number of factors affect demand for the Bank's advances, including, but not limited to, the availability and cost of other sources of liquidity for the Bank's members, such as demand deposits, brokered deposits, and the repurchase market. The Bank individually competes with other suppliers of secured and unsecured wholesale funding. Such other suppliers may include investment banks, commercial banks, and in certain circumstances, other FHLBanks. Smaller members may have access to alternative funding sources through sales of securities under agreements to repurchase, while larger members may have access to all the alternatives listed above. Larger members also may have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence the demand for the Bank's advances and can vary as a result of a number of factors, including market conditions, member liquidity levels, members' creditworthiness, and availability of collateral.

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

Regulatory Oversight, Audits, and Examinations

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Agency monthly financial information on the condition and results of operations of the Bank.

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

The Government Corporation Control Act provides that, before a government corporation (which includes each of the FHLBanks) issues and offers obligations to the public, the Secretary of the Treasury shall prescribe (1) the form, denomination, maturity, interest rate, and conditions of the obligations; (2) the time and manner in which issued; and (3) the selling price. Under the FHLBank Act, the Secretary of the Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate principal amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury (Treasury) receives the Finance Agency's annual report to Congress, weekly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

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

The Bank has an internal audit department; the Bank's board of directors has an audit committee; and an independent registered public accounting firm audits the annual financial statements of the Bank. The independent registered public accounting firm conducts these audits following the standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The Finance Agency receives the Bank's Report and audited financial statements. The Bank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include audited financial statements, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on the financial statements.

Available Information

Our website is located at www.fhlbatl.com, and our investor relations website is located at http://corp.fhlbatl.com/who-we-are/investor-relations/. We post our annual reports on Form 10-K on our investor relations website as soon as reasonably practicable after we file them with the SEC, and we also provide a link to the page on the SEC website at www.sec.gov that has all of our SEC filings, including our annual reports, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, as well as any amendments. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, dividend announcements, and press and earnings releases as part of our latest news website at http://corp.fhlbatl.com/who-we-are/news/. The content of our websites is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Personnel

As of December 31, 2015, the Bank employed 314 full-time and 4 part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except for real property tax. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required to assure that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $33 million, $30 million, and $37 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Item 1A. Risk Factors.

The following discussion summarizes some of the more important risks that the Bank faces. This discussion is not exhaustive, and there may be other risks that the Bank faces, which are not described below. These risks should be read in conjunction with the other information included in this Report, including, without limitation, in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial statements and notes, and “Special Cautionary Notice Regarding Forward-looking Statements.” The risks described below, if realized, could negatively impact the Bank's business operations, financial condition, and future results of operations and, among other things, could result in the Bank's inability to pay dividends on its capital stock.

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank's operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could have a negative effect on the Bank's ability to conduct business or on the cost of doing business.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks' cost of funding and regulatory compliance; a change in membership or permissible business activities; or a decrease in the size, scope, or nature of the FHLBanks' lending activities, which could impact the Bank's financial condition and results of operations.

The statutory and regulatory framework under which most financial institutions, including the Bank and its members, operate continues to change as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act") and subsequent implementing regulations. In addition, certain regulations affecting our members could impact the extent to which they can engage in business with the Bank. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

The Bank is jointly and severally liable for payment of principal and interest on the consolidated obligations issued by the other FHLBanks.

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for the consolidated obligations issued by the FHLBanks through the Office of Finance.

The Finance Agency by regulation, may require any FHLBank to make principal or interest payments due on any consolidated obligation at any time, whether or not the FHLBank that was the primary obligor has defaulted on the payment of that obligation. The Finance Agency may allocate the liability among one or more FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their obligations, which could negatively impact the Bank's financial condition and results of operations.

The Bank's funding depends upon its ability to regularly access the capital markets.

The Bank seeks to be in a position to meet its members' credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank's primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank's ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank's control.

Changes in the Bank's credit ratings may adversely affect the Bank's ability to issue consolidated obligations on acceptable terms, and such changes may be outside the Bank's control due to changes in the U.S. sovereign ratings.

The Bank is rated Aaa with a stable outlook by Moody's and AA+ with a stable outlook by S&P. In addition, the consolidated obligations of the FHLBanks are rated Aaa with a stable outlook/P-1 by Moody's and AA+ with a stable outlook/A-1+ by S&P. The credit rating agencies view these ratings as constrained by the sovereign credit of the U.S., which is beyond the Bank's control. These ratings are subject to revision or withdrawal at any time by the rating agencies; therefore, the Bank may not be able to maintain these credit ratings. Negative ratings actions or negative guidance, including as a consequence of U.S. debt levels or the U.S. fiscal budget process, may adversely affect the Bank's cost of funds and ability to issue consolidated obligations on acceptable terms, trigger additional collateral requirements under the Bank's derivative contracts, and reduce the attractiveness of the Bank's standby letters of credit. This could have a negative impact on the Bank's financial condition and results of operations, including the Bank's ability to make advances on acceptable terms, pay dividends, or redeem or repurchase capital stock.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

Advances represent the Bank's primary product offering. Advances represented 73.2 percent of the Bank's total assets for the year ended December 31, 2015. The Bank competes with other suppliers of wholesale funding, including investment banks, commercial banks, and in certain circumstances, other FHLBanks, which provide secured and unsecured loans to the Bank's members. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. During 2015, the Bank's members continued to experience high deposit levels, which reduces member demand for advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank's profitability on advances, which could have a material adverse impact on the Bank's financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. Advances due in one year or less comprised 45.4 percent of the Bank's total advances for the year ended December 31, 2015. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the Bank's financial condition and results of operations.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank's reliance on a relatively small number of member institutions for a large portion of the Bank's total advances and resulting interest income. The Bank's largest borrowers as of December 31, 2015, were Capital One, National Association, which accounted for $20.1 billion, or 19.5 percent, Navy Federal Credit Union, which accounted for $14.8 billion, or 14.4 percent, and Bank of America, National Association, which accounted for $13.3 billion, or 12.9 percent, of the Bank's total advances then outstanding. In addition, as of December 31, 2015, 10 of the Bank's member institutions (including Capital One, National Association, Navy Federal Credit Union, and Bank of America, National Association) collectively accounted for $75.8 billion of the Bank's total advances then outstanding, which represented 73.7 of the Bank's total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank's financial condition and results of operations could be negatively affected.

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

The Bank invests in MBS and has invested in whole mortgage loans. Changes in interest rates can significantly affect the prepayment patterns of these assets, and such prepayment patterns could affect the Bank's earnings. In the Bank's experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

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

The Bank faces credit risk on advances, investments, derivatives, and mortgage loan assets. The Bank requires advances and other extensions of credit to be fully secured with collateral. The Bank evaluates the types of collateral pledged by the member and assigns a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If the Bank has insufficient collateral before or after an event of payment default or failure of the member or the Bank is unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, the Bank could experience a credit loss on advances, which could adversely affect its financial condition and results of operations.

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

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody's at the time of purchase. As of December 31, 2015, 14.4 percent of the Bank's MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have improved recently; however, given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that declines in fair value in the Bank's MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank's financial condition and results of operation.

The Bank uses master derivative contracts that contain provisions that require the Bank to net the exposure under all transactions with a counterparty to one amount in order to calculate collateral requirements. Although the Bank attempts to monitor the creditworthiness of all counterparties, it is possible that the Bank may not be able to terminate the agreement with a foreign commercial bank before the counterparty would become subject to an insolvency proceeding.

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

The Dodd-Frank Act resulted in certain changes to statutory and regulatory requirements for derivative transactions, including those transactions used by the Bank to hedge interest-rate risk and other risks. As a result of these requirements, certain interest-rate swap transactions, whether they are initially executed with a swap dealer or subject to mandatory execution through a swap execution facility, are required to be cleared through a third-party central clearinghouse. Additionally, initial margin and variation margin are required to be posted for cleared derivatives. Furthermore, certain regulators have issued final rules that would subject non-cleared swaps to a mandatory two-way initial margin requirement, and variation margin to be exchanged daily, among other things. Any of these margin and capital requirements could adversely affect the liquidity and pricing of derivative transactions entered into by the Bank, making derivative trades more costly and less attractive as risk management tools.

If the Bank is unable to manage its hedging positions properly or is unable to enter into hedging instruments upon acceptable terms, the Bank may be unable to manage its interest-rate and other risks or may be required to change its investment strategies and advance product offerings, which could affect the Bank's financial condition and results of operations.

The financial models and the underlying assumptions used to value financial instruments may differ materially from actual results.

The Bank makes significant use of business and financial models for managing risk. For example, the Bank uses models to measure and monitor exposures to various risks, including interest rate, prepayment, and other market risks, as well as credit risk. The Bank also uses models in determining the fair value of certain financial instruments when independent price quotations are not available or reliable. The degree of judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on the Bank's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While models used by the Bank to value instruments and measure risk exposures are subject to periodic validation by independent parties, rapid changes in market conditions could impact the value of the Bank's instruments, as well as the Bank's financial condition and results of operations. Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different from actual results.

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

The Bank's board of directors may declare dividends on the Bank's capital stock, payable to members, from the Bank's unrestricted retained earnings and current net earnings. The Bank's ability to pay dividends and to repurchase or redeem capital stock is subject to statutory and regulatory liquidity requirements. The Bank's financial management policy addresses regulatory guidance issued to all FHLBanks regarding retained earnings. It requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank's control. Events such as changes in interest rates, collateral value, credit quality of members, and any future other-than-temporary impairment losses may affect the adequacy of the Bank's retained earnings and may require the Bank to reduce its dividends from its target ratios, suspend dividends altogether, or to limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings. These actions could cause a reduction in members' demand for advances, or make it difficult for the Bank to retain existing members or to attract new members.

An economic downturn or natural disaster in the Bank's region could adversely affect the Bank's profitability and financial condition.

Economic recession over a prolonged period or other unfavorable economic conditions in the Bank's region (including on a state or local level) could have an adverse effect on the Bank's business, including the demand for Bank products and services, and the value of the Bank's collateral securing advances, investments, and mortgage loans held in portfolio. Portions of the Bank's region also are subject to risks from hurricanes, tornadoes, floods, or other natural disasters, and all are subject to pandemic risk. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of the Bank's members, may damage or destroy collateral that members have pledged to secure advances or the mortgages the Bank holds for portfolio, or the livelihood of borrowers of the Bank's members, or otherwise could cause significant economic dislocation in the affected areas of the Bank's region.

The Bank relies heavily upon information systems and other technology, and any disruption or failure of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of the systems and technology. Computer systems, software and networks can be vulnerable to failures and interruptions, including as the result of any “cyberattacks” (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) or other breaches of technology security, that may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information related to the Bank's advances collateral and AHP and MPF program activities, or otherwise interrupt the Bank's ability to conduct and manage its business effectively, including, without limitation, its hedging and advances activities. The Bank can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption or cyberattack. Any failure or interruption could significantly harm the Bank's customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, or other harm.

The Bank’s controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate.

The Bank may fail to identify and manage risks related to a variety of aspects of its business, including operational risk, legal and compliance risk, interest-rate risk, liquidity risk, market risk, and credit risk. The Bank has adopted controls, procedures, policies, and systems to monitor and manage these risks. The Bank’s management cannot provide complete assurance that those controls, procedures, policies, and systems are adequate to identify and manage the risks inherent in the Bank’s business. In addition, because the Bank’s business continues to evolve, the Bank may fail to fully understand the implications of changes in the business, and therefore, it may fail to enhance the Bank’s risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on the Bank's financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 189,412 square feet of this space. The Bank leases 11,093 square feet of office space in an off-site backup facility located in Marietta, Georgia and 384 square feet of off-site backup space in Norcross, Georgia for the Bank's disaster recovery data center. In addition, the Bank leases 5,600 square feet of off-site warehouse space in Atlanta, Georgia used to store surplus furniture and workstation product. The Bank also leases 3,193 square feet of office space located in Washington, D.C. The Bank's management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

Item 3.	Legal Proceedings.
The Bank is subject to various legal proceedings and actions from time to time in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse impact on the Bank’s financial condition or results of operations.

Item 4.    Mine Safety Disclosure.

Not applicable.

PART II.

Item 5.	Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bank's members own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank's capital stock as a result of a merger or acquisition of the Bank's member, own the remaining capital stock to support business transactions still carried on the Bank's balance sheet. The Bank's capital stock is not publicly traded or quoted, and there is no established marketplace for it, nor does the Bank expect a market to develop. The FHLBank Act and the Bank's capital plan prohibit the trading of its capital stock, except in connection with merger or acquisition activity.

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank's capital plan. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member's satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member's capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank's capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 29, 2016, the Bank had 943 member and non-member shareholders and 48 million shares of its capital stock outstanding (including mandatorily redeemable shares).

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank's declared quarterly cash dividends in 2015 and 2014 (dollars in millions).

	2015		2014
Quarter	Amount	Annualized Rate (%) (1)	Amount	Annualized Rate (%) (2)
First	$51	4.24	$44	3.74
Second	51	4.26	44	3.74
Third	50	4.53	43	3.73
Fourth	55	4.56	51	4.23
____________
(1) Dividend rate was equal to the average three-month LIBOR for the preceding quarter, plus 400 basis points for the first and second quarters of 2015, and 425 basis points for the third and fourth quarters of 2015.
(2) Dividend rate was equal to the average three-month LIBOR for the preceding quarter, plus 350 basis points for the first, second, and third quarters of 2014 and 400 basis points for the fourth quarter of 2014.

The Bank may pay dividends on its capital stock only out of its unrestricted retained earnings account or out of its current net income. The Bank's board of directors has discretion to declare or not to declare dividends and to determine the rate of any dividends declared. The Bank's board of directors may neither declare nor require the Bank to pay dividends when it is not in compliance with all of its capital requirements or if, after giving the effect of the dividend, the Bank would fail to meet any of its capital requirements or it is determined that the dividend would create a financial safety and soundness issue for the Bank.

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank's total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. The Bank's excess capital stock did not exceed one percent of its total assets as of December 31, 2015. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member's existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

The Bank's board of directors has adopted a financial management policy that includes a targeted amount of retained earnings separate and apart from the restricted retained earnings account. For further discussion of those provisions of the financial management policy, dividends, and the Amended Joint Capital Enhancement Agreement (Capital Agreement) pursuant to which the restricted retained earnings account was established, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Because only members, former members, and certain non-member institutions, not individuals, may own the Bank's capital stock, the Bank has no equity compensation plans.

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members' obligations, members' standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $13.8 billion, $19.5 billion, and $13.9 billion in standby letters of credit in 2015, 2014, and 2013, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     Selected Financial Data.

The following table presents selected historical financial data of the Bank and should be read in conjunction with the Banks 2015 audited financial statements and related notes thereto and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2011 to 2015, have been derived from annual financial statements, including the statements of condition as of December 31, 2015 and 2014 and the related statements of income for the years ended December 31, 2015, 2014, and 2013 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or yearly periods (dollars in millions):

	As of and for the Years Ended December 31,
	2015	2014	2013	2012	2011
Statements of Condition (as of year end)
Total assets	$142,253	$138,344	$122,316	$123,705	$125,270
Investments (1)	35,175	36,502	26,944	30,454	36,138
Mortgage loans held for portfolio	586	749	929	1,255	1,639
Allowance for credit losses on mortgage loans	(2)	(3)	(11)	(11)	(6)
Advances	104,168	99,644	89,588	87,503	86,971
Interest-bearing deposits	1,084	1,110	1,752	2,094	2,655
Consolidated obligations, net:
Discount notes	69,436	37,162	32,202	31,737	24,330
Bonds	63,958	92,088	80,728	82,947	90,662
Total consolidated obligations, net (2)	133,394	129,250	112,930	114,684	114,992
Mandatorily redeemable capital stock	14	19	24	40	286
Affordable Housing Program payable	63	65	74	80	109
Capital stock - putable	5,101	5,150	4,883	4,898	5,718
Retained earnings	1,840	1,746	1,657	1,435	1,254
Accumulated other comprehensive income (loss)	75	95	112	(58)	(411)
Total capital	7,016	6,991	6,652	6,275	6,561
Statements of Income (for the year ended)
Net interest income	243	323	341	376	459
(Reversal) provision for credit losses	(1)	(5)	5	6	5
Net impairment losses recognized in earnings	(5)	(3)	—	(16)	(118)
Net (losses) gains on trading securities	(61)	(60)	(100)	(67)	2
Net gains (losses) on derivatives and hedging activities	261	120	204	117	(9)
Standby letters of credit fees	28	26	20	18	19
Other income (3)	2	22	42	3	2
Noninterest expense	135	132	127	125	123
Income before assessments	334	301	375	300	227
Assessments (4)	33	30	37	30	43
Net income	301	271	338	270	184
Performance Ratios (%)
Return on equity (5)	4.63	4.11	5.42	4.26	2.52
Return on assets (6)	0.23	0.21	0.28	0.22	0.15
Net interest margin (7)	0.19	0.25	0.29	0.31	0.37
Regulatory capital ratio (as of year end) (8)	4.89	5.00	5.37	5.15	5.79
Equity to assets ratio (9)	4.91	5.09	5.18	5.25	5.91
Dividend payout ratio (10)	68.48	67.30	34.52	32.82	29.48

____________

(1)	Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.

(2)
The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2015	$771,948
December 31, 2014	718,218
December 31, 2013	654,076
December 31, 2012	574,257
December 31, 2011	578,118

(3)
Other income includes service fees and other. For the years ended December 31, 2014 and 2013, amount includes a $15 million and $6 million gain on extinguishment of debt, respectively, and a $4 million and $33 million gain on litigation settlements, net, respectively.

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

(9)	Calculated as average total equity divided by average total assets.

(10)	Calculated as dividends declared during the year divided by net income during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank's financial condition as of December 31, 2015 and 2014, and results of operations for the years ended December 31, 2015, 2014, and 2013. This section explains the changes in certain key items in the Bank's financial statements from year to year, the primary factors driving those changes, the Bank's risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank's future performance, as well as how certain accounting principles affect the Bank's financial statements.

This discussion should be read in conjunction with the Bank's audited financial statements and related notes for the year ended December 31, 2015 included in Item 8 of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank's actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition
As of December 31, 2015, total assets were $142.3 billion, an increase of $3.9 billion, or 2.83 percent, from December 31, 2014. This increase was primarily due to a $4.5 billion, or 4.54 percent, increase in advances and an $836 million, or 91.3 percent, increase in cash and due from banks, partially offset by a $1.3 billion, or 3.64 percent, decrease in total investments.
As of December 31, 2015, total liabilities were $135.2 billion, an increase of $3.9 billion, or 2.96 percent, from December 31, 2014. This increase was primarily due to a $4.1 billion, or 3.21 percent, increase in total consolidated obligations to fund the increase in advances.
As of December 31, 2015 and 2014, total capital was $7.0 billion. In January 2015, the Bank's board of directors approved a decrease, effective March 20, 2015, in the factor used to calculate members' activity-based stock requirement from 4.50 percent to 4.25 percent of the members' outstanding par value of advances.

Results of Operations
The Bank recorded net income of $301 million for 2015, an increase of $30 million, or 11.2 percent, from net income of $271 million for 2014. This increase in net income was primarily due to an increase in advance interest rates, partially offset by decreased earnings on investment securities, and a gain on extinguishment of debt recognized in 2014.
Net interest income decreased by $80 million during 2015, compared to 2014. This decrease is primarily due to prepayments of previously restructured and redesignated advances. During 2015 and 2014, these prepayments resulted in $181 million and $62 million of accelerated amortization, respectively, which reduced net interest income for the respective periods. These decreases were offset by corresponding increases in net gains on derivatives and hedging activities, reflected in noninterest income. The remaining change in net interest income is primarily related to increased advance rates, partially offset by increased interest expense and decreased investment securities earnings.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank’s ROE was 4.63 percent for 2015, compared to 4.11 percent for 2014. The increase in ROE was primarily due to an increase in net income and a decrease in average total capital during the year. ROE spread to three-month average LIBOR increased to 431 basis points for 2015, compared to 388 basis points for 2014. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.
The Bank’s interest rate spread was 17 basis points and 24 basis points for 2015 and 2014, respectively. The decrease in the Bank's interest rate spread for 2015, compared to 2014, was primarily due to an increase in prepayments on previously restructured advances during 2015.

Business Outlook
During 2015, the Bank maintained its focus on an advances-driven, conservative-risk, steady-return business model, which enabled the Bank to report net income, pay dividends, and repurchase excess stock consistently throughout the year despite continued uncertainties in the market.
The state of the economy is the single largest driver in determining the Bank's overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank's portfolio. While certain areas of the economy are experiencing improvement, such as unemployment, consumer confidence, and housing, the improvement is modest, and recent declines in oil prices and in the financial markets could have negative effects on the economy. In addition, the outcome of certain factors, such as fiscal and monetary policies or performance of global economies, including China, could have a significant effect - either positive or negative - on the national economy and the Bank's economic performance.
The prolonged low interest rate environment has resulted in borrowers strongly favoring short-term advances, and the Bank expects this preference to continue during 2016. Although the Bank experienced an overall increase in advances during 2015 compared to 2014, the high proportion of short-term advances subjects the Bank to significant advance rollover risk. In addition, members continue to experience high levels of liquidity and low-to-modest loan demand, which may reduce overall member demand for advances. From the Bank's funding perspective, the Bank has experienced increased demand from the mutual fund industry for short-term GSE debt. Given the economic uncertainties discussed above, the Bank cannot accurately predict its ability to refinance or grow advances during the year.
The continued low rate environment also creates challenges for the Bank's investment portfolio, as higher-yielding investments mature or are prepaid in an environment with few attractive reinvestment opportunities, and as these investments are reinvested at lower yields. The Bank expects these trends to continue while interest rates remain low, which could continue to negatively affect net interest income. Although a higher interest rate environment is more favorable for the Bank's total profitability, it may have a negative impact on ROE spread to LIBOR.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2015		2014		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$104,168	73.23	$99,644	72.03	$4,524	4.54
Long-term investments	26,166	18.39	27,147	19.62	(981)	(3.62)
Other investments	9,009	6.33	9,355	6.76	(346)	(3.70)
Mortgage loans, net	584	0.41	746	0.54	(162)	(21.75)
Other assets	2,326	1.64	1,452	1.05	874	60.31
Total assets	$142,253	100.00	$138,344	100.00	$3,909	2.83
Consolidated obligations, net:
Discount notes	$69,436	51.35	$37,162	28.29	$32,274	86.85
Bonds	63,958	47.29	92,088	70.11	(28,130)	(30.55)
Deposits	1,084	0.80	1,110	0.84	(26)	(2.33)
Other liabilities	759	0.56	993	0.76	(234)	(23.63)
Total liabilities	$135,237	100.00	$131,353	100.00	$3,884	2.96
Capital stock	$5,101	72.71	$5,150	73.67	$(49)	(0.95)
Retained earnings	1,840	26.22	1,746	24.96	94	5.44
Accumulated other comprehensive income	75	1.07	95	1.37	(20)	(21.94)
Total capital	$7,016	100.00	$6,991	100.00	$25	0.36

Advances

The following table presents the Bank's advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2015		2014
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$16	5.49	$—	—
Due in one year or less	46,673	0.58	57,675	0.38
Due after one year through two years	12,747	1.47	12,283	1.00
Due after two years through three years	6,360	2.59	9,435	2.26
Due after three years through four years	2,994	1.99	5,146	3.07
Due after four years through five years	4,616	1.43	2,910	2.39
Due after five years	29,458	1.52	10,433	3.86
Total par value	102,864	1.17	97,882	1.21
Discount on AHP advances	(6)		(7)
Discount on EDGE (1) advances	(4)		(5)
Hedging adjustments	1,315		1,778
Deferred commitment fees	(1)		(4)
Total	$104,168		$99,644
____________
(1) Economic Development and Growth Enhancement Program

Advances outstanding as of December 31, 2015 increased by 4.54 percent compared to December 31, 2014. As a result of the prolonged low interest rate environment, the majority of new advances in 2015 were short-term advances. As of December 31, 2015 and 2014, 57.4 percent and 74.5 percent, respectively, of the Bank's advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into a short-term variable interest rates, the majority of which are based on LIBOR. As of December 31, 2015 and 2014, 48.1 percent and 41.9 percent, respectively, of the Bank's fixed-rate advances were swapped, and 0.91 percent and 2.56 percent, respectively, of the Bank's variable-rate advances were swapped. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank's 10 largest borrowing member institutions had 73.7 percent of the Bank's total advances outstanding as of December 31, 2015. Further information regarding the Bank's 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2015 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank's advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).

Investments
The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,		Increase (Decrease)
	2015	2014	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$77	$82	$(5)	(6.90)
Government-sponsored enterprises debt obligations	6,957	7,935	(978)	(12.33)
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	279	366	(87)	(23.55)
Government-sponsored enterprises single-family residential	11,958	13,665	(1,707)	(12.49)
Government-sponsored enterprises multifamily commercial	4,140	1,663	2,477	148.88
Private-label residential	2,755	3,436	(681)	(19.84)
Total mortgage-backed securities	19,132	19,130	2	0.01
Total long-term investments	26,166	27,147	(981)	(3.62)
Other investments:
Interest-bearing deposits (1)	1,088	1,010	78	7.73
Securities purchased under agreements to resell	2,500	1,960	540	27.55
Federal funds sold	5,421	6,385	(964)	(15.10)
Total other investments	9,009	9,355	(346)	(3.70)
Total investments	$35,175	$36,502	$(1,327)	(3.64)
____________

(1)
Interest-bearing deposits includes a $1.1 billion and $1.0 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of December 31, 2015 and 2014, respectively.

The decrease in total investments was primarily due to a decrease in government-sponsored enterprises debt obligations and federal funds sold from December 31, 2014 to December 31, 2015. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties. The Bank ceased purchasing private label MBS on January 31, 2008.

The Finance Agency regulations prohibits an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of as of December 31, 2015 and 2014, as these investments amounted to 274 percent and 275 percent of regulatory capital, respectively.

Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2015 audited financial statements for information on securities with unrealized losses as of December 31, 2015 and 2014.
The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s 2015 audited financial statements.

Mortgage Loans Held for Portfolio
As the Bank ceased purchasing new mortgage loans in 2008, the decrease in mortgage loans held for portfolio from December 31, 2014 to December 31, 2015 was primarily due to the maturity and prepayment of these assets during the year.
Prior to 2008, members that were selling loans to the Bank were located primarily in the southeastern United States; therefore the Bank's conventional mortgage loan portfolio is concentrated in that region as of December 31, 2015 and 2014. The following table presents the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2015	2014
	Percent of Total	Percent of Total
Florida	28.08	26.98
South Carolina	25.27	25.26
Georgia	13.59	14.14
North Carolina	10.39	10.57
Virginia	7.90	8.04
All other	14.77	15.01
Total	100.00	100.00

Supplementary financial data on the Bank's mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations discount notes and the decrease in consolidated obligation bonds from December 31, 2014 to December 31, 2015 are a result of market conditions and short-term advance demand that favored the issuance of shorter-term debt during the year. Consolidated obligation issuances financed 93.8 percent of the $142.3 billion in total assets as of December 31, 2015, remaining relatively stable compared to the financing ratio of 93.4 percent as of December 31, 2014.
Consolidated obligations outstanding were primarily fixed rate as of December 31, 2015 and 2014. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2015 and 2014, 82.8 percent and 88.6 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. As of December 31, 2015, none of the Bank's variable-rate consolidated obligation bonds were swapped, and 0.33 percent of the Bank’s variable-rate consolidated obligation bonds were swapped as of December 31, 2014. As of December 31, 2015, and 2014, 22.2 percent and 4.65 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.
Callable consolidated obligation bonds constituted 16.2 percent of the total par value of consolidated obligation bonds outstanding as of December 31, 2015, compared to 24.6 percent as of December 31, 2014. This decrease was due to a continuing trend in market conditions that do not favor the issuance of callable consolidated obligation bonds. The derivatives that the Bank may employ to hedge against the interest-rate risk associated with the Bank’s callable consolidated obligation bonds are callable by the counterparty; if the call feature of the derivative is exercised, the Bank in turn, will generally call the hedged consolidated obligation bond. These call features pose a risk that the Bank could be required to refinance a substantial portion of outstanding liabilities during times of decreasing interest rates. Swap spreads typically tend to decrease as interest rates decrease, resulting in less favorable funding costs for the Bank. Call options on unhedged callable consolidated obligation bonds generally are exercised when the bond can be replaced at a lower economic cost.
Supplementary financial data on the Bank's short-term borrowings is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Deposits

The Bank offers demand and overnight deposit programs to members and qualifying non-members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit funds in the Bank that are collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loan. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may fluctuate significantly. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank.

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank's compliance with these requirements, are presented in detail in Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's 2015 audited financial statements.
Finance Agency regulations establish criteria for four capital classifications, based on the amount and type of capital held by an FHLBank, as follows:

•	Adequately Capitalized - FHLBank meets or exceeds both risk-based and minimum capital requirements;

•	Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements;

•	Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements; and

•	Critically Undercapitalized - FHLBank total capital is two percent or less of total assets.
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. The regulations delineate the types of prompt corrective actions the Director may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 10, 2015, the Bank received notification from the Director that, based on September 30, 2015 data, the Bank meets the definition of “adequately capitalized.”
The Bank had capital stock subject to mandatory redemption from 13 and 12 members and former members, consisting of B1 membership stock and B2 activity-based capital stock, as of December 31, 2015 and 2014, respectively. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

All of the FHLBanks entered into a Capital Agreement, which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank allocates 20 percent of its net income each quarter to a separate restricted retained earnings account until the account balance equals at least one percent of the FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Effective October 28, 2013, the Finance Agency issued a final rule that requires each FHLBank to implement stress testing under baseline, adverse, and severely adverse scenarios on its consolidated earnings, capital, and other related factors over a nine-quarter forward horizon based on its portfolio as of September 30 of the previous year. Under the rule, the Finance Agency will annually issue guidance on the scenarios, assumptions, and methodologies to be used in conducting the stress test. The Bank is required to annually publicly disclose the results of its severely adverse economic conditions stress test. The Bank issued the results of the severely adverse economic conditions stress test on July 23, 2015. The Bank expects to disclose its 2016 severely adverse economic conditions stress test results in November 2016.
Under the Bank's financial management policy, the Bank targets to maintain a capital-to-assets ratio of 4.75 percent to 5.25 percent; to maintain a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and to maintain additional retained earnings equal to two quarters of dividends, based on the current dividend rate and current stock balance. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members' appetite for advances. The Bank targets the payment of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank's dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank's ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank's actual financial performance, its ability to maintain adequate retained earnings, and the discretion of the Bank's board of directors. Information about the Bank's dividends declared during 2015 and 2014 is contained in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the years ended December 31, 2015, 2014, and 2013.

Net Income
The following table presents the Bank’s significant income items for the years ended December 31, 2015, 2014, and 2013, and provides information regarding the changes during the years (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
Net interest income	$243	$323	$341	$(80)	(24.90)	$(18)	(5.63)
(Reversal) provision for credit losses	(1)	(5)	5	4	82.17	(10)	(194.82)
Noninterest income	225	105	166	120	114.83	(61)	(36.65)
Noninterest expense	135	132	127	3	2.02	5	3.22
Total assessments	33	30	37	3	11.11	(7)	(19.83)
Net income	$301	$271	$338	$30	11.21	$(67)	(19.93)

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees, the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments. The Bank also recognizes significant improvements in expected cash flows related to other-than-temporary impairment securities through net interest income.

Net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $616 million, $608 million, and $623 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The decrease in net interest income during 2015, compared to 2014, was primarily due to prepayments of previously restructured and redesignated advances. These prepayments resulted in $181 million and $62 million of accelerated amortization during 2015 and 2014, respectively, which reduced net interest income for the years. This accelerated amortization was offset by corresponding increases in net gains on derivatives and hedging activities, which are included in noninterest income. The remaining change in net interest income was primarily related to increased advance rates, partially offset by increased interest expense and decreased investment securities earnings.
The decrease in net interest income during 2014, compared to 2013, was also primarily due to prepayments of previously restructured and redesignated advances. These prepayments resulted in $62 million of accelerated amortization during 2014, which reduced net interest income during the year. The remaining change in net interest income was primarily related to decreased investment securities earnings, as well as a decrease in rates on the Bank's long-term debt.

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Interest income:
Advances	$141	$180	$233
Investments	427	448	497
Mortgage loans	40	50	61
Total interest income	608	678	791

Interest expense:
Consolidated obligations	364	354	448
Interest-bearing deposits	—	—	1
Mandatorily redeemable capital stock	1	1	1
Total interest expense	365	355	450
Net interest income	$243	$323	$341

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2015, 2014, and 2013 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in noninterest income (loss) as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread. The Bank's interest-rate spread was 17 basis points, 24 basis points, and 26 basis points for 2015, 2014, and 2013, respectively. The decrease in interest-rate spread from 2014 to 2015 and from 2013 to 2014, is primarily due to a decrease in yield on advances, which is primarily due to accelerated amortization related to prepayments of previously restructured advances.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,437	$5	0.20	$2,685	$4	0.15	$3,204	$5	0.15
Certificates of deposit	—	—	—	—	—	—	219	—	0.20
Securities purchased under agreements to resell	2,522	3	0.13	1,715	1	0.08	1,089	1	0.08
Federal funds sold	7,990	11	0.14	8,213	8	0.10	7,424	9	0.12
Investment securities (2)	25,982	408	1.57	24,220	435	1.80	21,987	482	2.19
Advances	91,405	141	0.15	90,290	180	0.20	84,452	233	0.28
Mortgage loans (3)	664	40	5.95	836	50	5.92	1,079	61	5.67
Loans to other FHLBanks	7	—	0.14	3	—	0.07	1	—	0.09
Total interest-earning assets	131,007	608	0.46	127,962	678	0.53	119,455	791	0.66
Allowance for credit losses on mortgage loans	(2)			(5)			(11)
Other assets	1,443			1,409			1,068
Total assets	$132,448			$129,366			$120,512
Liabilities and Capital
Interest-bearing deposits (4)	$1,253	—	0.03	$1,435	—	0.01	$2,227	1	0.02
Short-term debt	42,331	59	0.14	29,903	29	0.10	23,421	27	0.11
Long-term debt	80,274	305	0.38	89,014	325	0.37	85,466	421	0.49
Other borrowings	17	1	4.47	22	1	4.24	30	1	2.51
Total interest-bearing liabilities	123,875	365	0.29	120,374	355	0.29	111,144	450	0.40
Other liabilities	2,076			2,412			3,129
Total capital	6,497			6,580			6,239
Total liabilities and capital	$132,448			$129,366			$120,512
Net interest income and net yield on interest-earning assets		$243	0.19		$323	0.25		$341	0.29
Interest rate spread			0.17			0.24			0.26
Average interest-earning assets to interest-bearing liabilities			105.76			106.30			107.48
___________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As noted in the table below, the overall changes in net interest income between 2015 and 2014 and between 2014 and 2013, were primarily rate related.

	2015 vs. 2014			2014 vs. 2013
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$1	$1	$(1)	$—	$(1)
Securities purchased under agreements to resell	1	1	2	—	—	—
Federal funds sold	—	3	3	1	(2)	(1)
Investment securities	30	(57)	(27)	45	(92)	(47)
Advances	2	(41)	(39)	16	(69)	(53)
Mortgage loans	(10)	—	(10)	(14)	3	(11)
Total	23	(93)	(70)	47	(160)	(113)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	—	—	—	(1)	(1)
Short-term debt	14	16	30	6	(4)	2
Long-term debt	(32)	12	(20)	17	(113)	(96)
Total	(18)	28	10	23	(118)	(95)
Increase (decrease) in net interest income	$41	$(121)	$(80)	$24	$(42)	$(18)
____________

(1)
Volume change is calculated as the change in volume multiplied by the previous rate, while rate change is calculated as the change in rate multiplied by the previous volume. The rate/volume change, calculated as the change in rate multiplied by change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of its total.

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(5)	$(3)	$—	$(2)	(56.62)	$(3)	*
Net losses on trading securities	(61)	(60)	(100)	(1)	(0.43)	40	39.66
Net gains on derivatives and hedging activities	261	120	204	141	117.87	(84)	(41.05)
Gain on extinguishment of debt	—	15	6	(15)	(100.00)	9	168.82
Standby letters of credit fees	28	26	20	2	5.91	6	33.51
Gain on litigation settlements, net	—	4	33	(4)	(100.00)	(29)	(87.56)
Other	2	3	3	(1)	(39.83)	—	(6.89)
Total noninterest income	$225	$105	$166	$120	114.83	$(61)	(36.65)
____________
* Not meaningful

The increase in total noninterest income during 2015, compared to 2014, was primarily due to a $141 million increase in net gains on derivatives and hedging activities, partially offset by a $15 million decrease in gain on extinguishment of debt.

The increase in net gains on derivatives and hedging activities was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during 2015 and 2014, which resulted in $181 million and $62 million of accelerated amortization, respectively. This accelerated amortization reduced net interest income for the respective years and was offset by corresponding increases in gains on derivatives and hedging activities. The remaining increase on derivatives and hedging activities was primarily related to changes in interest rates.

The decrease in net gains on derivatives and hedging activities during 2014, compared to 2013, was primarily due to a $76 million decrease in gains on effective hedges, as well as a $37 million decrease in gains on stand-alone derivatives that hedge the trading securities. Additionally, there was a $27 million decrease in gains associated with the Bank's stand-alone derivatives used to macro hedge the MBS portfolio. The decrease in long-term interest rates during 2014 was the primary reason for the reduced fair value and resulting decreased income in these items. The decrease in net gains on derivatives and hedging activities was partially offset by the prepayment of previously restructured advances prior to their maturity.

The $40 million decrease in net losses on trading securities, during 2014, compared to 2013, was primarily due to an increase in the fair value of trading securities due to changes in rates during 2014. As noted above, the decrease in the losses on the trading securities was offset by the $37 million decrease in the gains on derivatives hedging these securities.

In 2014 and 2013, the Bank agreed with certain of its defendants to settle claims against them arising from certain investments in private-label MBS.  As a result of these settlement agreements, during 2014 and 2013 the Bank recorded gains on litigation settlements of $4 million and $33 million, respectively, which are net of legal fees and expenses.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(385)	$—	$4	$—	$—	$(381)
Net interest settlements included in net interest income (2)	(713)	—	469	9	—	(235)
Total effect on net interest (expense) income	$(1,098)	$—	$473	9	$—	$(616)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$279	$—	$(12)	$2	$—	$269
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	2	—	(4)	(8)
Total net gains (losses) on derivatives and hedging activities	279	(6)	(10)	2	(4)	261
Net losses on trading securities (3)	—	(61)	—	—	—	(61)
Total effect on noninterest income (loss)	$279	$(67)	$(10)	$2	$(4)	$200
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

	For the Year Ended December 31, 2013
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(216)	$—	$24	$—	$(192)
Net interest settlements included in net interest income (2)	(1,033)	—	602	—	(431)
Total effect on net interest (expense) income	$(1,249)	$—	$626	$—	$(623)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$202	$—	$(22)	$—	$180
Gains on derivatives not receiving hedge accounting including net interest settlements	7	5	1	11	24
Total net gains (losses) on derivatives and hedging activities	209	5	(21)	11	204
Net losses on trading securities (3)	—	(100)	—	—	(100)
Total effect noninterest income (loss)	$209	$(95)	$(21)	$11	$104
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Noninterest expense:
Compensation and benefits	$76	$73	$69	$3	$4
Cost of quarters	5	5	5	—	—
Other operating expenses	34	36	39	(2)	(3)
Total operating expenses	115	114	113	1	1
Finance Agency and Office of Finance	15	14	14	1	—
Other	5	4	—	1	4
Total noninterest expense	135	132	127	3	5

Affordable Housing Program assessments	33	30	37	3	(7)
Total noninterest expense and assessments	$168	$162	$164	$6	$(2)
Total noninterest expense remained relatively stable during 2015, 2014, and 2013.

The higher amount of assessments for 2013, compared to 2015 and 2014, was due to increased income before assessments during 2013.

Liquidity and Capital Resources
Liquidity is necessary to satisfy members’ borrowing needs on a timely basis, repay maturing and called consolidated obligations, and meet other obligations and operating requirements. Many members rely on the Bank as a source of standby liquidity, so the Bank attempts to be in a position to meet member funding needs on a timely basis. The Bank complies with operational liquidity and contingent liquidity, as well as other regulatory requirements. The Bank also performs a separate and independent measure of liquidity, a 45-day liquidity measurement, to validate the level of liquidity reserves.
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2015. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2015.
The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. These funding sources depend on the Bank’s ability to access the capital markets at competitive market rates. Although the Bank maintains secured and unsecured lines of credit with money market counterparties, the Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access although pricing and investor appetite tend to favor short-term discount notes during times of market volatility.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2015, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2015 and 2014. The FHLBanks had $905.2 billion in aggregate par value of consolidated obligations issued and outstanding, $133.3 billion of which was attributable to the Bank as of December 31, 2015. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2015. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
Refer to Note 20—Commitments and Contingencies to the Bank's 2015 audited financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

The following table presents the payment due dates or expiration terms of the Bank's contractual obligations and commitments as of December 31, 2015 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Long-term debt	$32,559	$23,091	$4,099	$4,024	$63,773
Standby letters of credit	8,693	4,076	9,000	10,747	32,516
Mandatorily redeemable capital stock	7	1	6	—	14
Commitments to fund additional advances	207	100	—	—	307
Pension and post-retirement contributions	12	7	10	23	52
Operating leases	1	1	1	—	3
Total	$41,479	$27,276	$13,116	$14,794	$96,665

Refer to the respective footnotes in Item 8, Financial Statements and Supplementary Data for more information on each of the contractual obligations and commitments listed in the above table.

Critical Accounting Policies and Estimates

The preparation of the Bank's financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the Bank's reported results and disclosures. Several of the Bank's accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others to the Bank's results. The Bank has identified the following policies that, given the assumptions and judgment used, are critical to an understanding of the Bank's financial condition and results of operations:

•	Fair Value Measurements;

•	Other-than-temporary Impairment;

•	Allowance for Credit Losses; and

•	Derivatives and Hedging Activities.

Fair Value Measurements

The Bank carries certain assets and liabilities, including investments classified as trading and available-for-sale, and all derivatives on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date, representing an exit price.

Fair values play an important role in the valuation of certain assets, liabilities, and hedging transactions of the Bank. Fair values are based on quoted market prices or market-based prices, if such prices are available, even in situations in which trading volume may be low when compared with prior periods as has been the case during the current market environment. If quoted market prices or market-based prices are not available, the Bank determines fair values based on valuation models that use discounted cash flows, using market estimates of interest rates and volatility.

Valuation models and their underlying assumptions are based on the best estimates of management of the Bank with respect to:

•	market indices (primarily LIBOR and the Overnight Index Swap curve);

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors, including default and loss rates.

These assumptions, particularly estimates of market indices and discount rates, may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in a materially different net income and retained earnings. The assumptions used in the models are corroborated by and independently verified against market observable data where possible.

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

Refer to Note 19—Estimated Fair Values to the Bank's 2015 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities that are in unrealized loss positions for other-than-temporary impairment on a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines that it will not recover the entire amortized cost basis of a security. Securities in the Bank's private-label MBS portfolio that are in an unrealized loss position are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds, while factoring in the underlying collateral and credit enhancement.

If the present value of the expected cash flows of a particular security is less than the security's amortized cost basis, the security is considered to be other-than temporarily impaired. The amount of the other-than-temporary impairment is separated into the following two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in noninterest income (loss). The credit loss on a debt security is limited to the amount of that security's unrealized loss. If the Bank does not intend to sell the security, and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive income.

If the Bank determines that an other-than-temporary impairment exists, the Bank accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment loss at an amortized cost basis equal to the previous amortized cost basis, less the other-than-temporary impairment recognized in income. For debt securities classified as held-to-maturity, the difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the security.

In periods subsequent to an other-than-temporary impairment, if the present value of cash flows expected to be collected is greater than amortized cost by a significant amount, an adjustment is made to the security's yield on a prospective basis. Therefore, the Bank recognizes significant improvements in expected cash flows through interest income.

Allowance for Credit Losses

The Bank is required to assess potential credit losses and establish an allowance for credit losses, if required, for each identified portfolio segment of financing receivables. A portfolio segment is the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of the following portfolio segments of financing receivables: advances and standby letters of credit, conventional single-family residential mortgage loans, government-guaranteed or insured single-family residential mortgage loans, multifamily residential mortgage loans, term federal funds sold, and term securities purchased under agreements to resell.

The Bank considers the application of these standards to its advances, standby letters of credit, mortgage loans, federal fund portfolio, and securities purchased under agreements to resell a critical accounting policy because determining the appropriate amount of the allowance for credit losses requires the Bank to make a number of assumptions. The Bank's assumptions are based on information available as of the date of the financial statements. Actual results may differ from these estimates.

Advances and Standby Letters of Credit

Finance Agency regulations require the Bank to obtain eligible collateral from borrowers to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower's collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance or standby letter of credit. Based on the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2015 and 2014. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank's credit risk policies and practice.

Conventional Single-family Residential Mortgage Loans

Modified loans that are considered a troubled debt restructuring are evaluated individually for impairment. All other conventional single-family residential mortgage loans are evaluated collectively for impairment. The allowance for these loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups. For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics. For loans that are more than 60 days past due, the allowance is determined using an automated valuation model. Prior to January 1, 2014, the overall allowance for credit losses on conventional single-family residential mortgage loans was determined by an analysis (performed at least quarterly) that included consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Inherent in the Bank's evaluation of past performance is an analysis of various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

A general reserve was maintained on multifamily residential mortgage loans not subject to specific reserve allocations in order to recognize the economic uncertainty and the imprecision inherent in estimating and measuring losses when evaluating reserves for individual loans. To establish the general reserve, the Bank assigned a risk classification to this population of loans. A specified percentage was allocated to the general reserve for designated risk classification levels. The loans and risk classification designations were reviewed by the Bank on an annual basis.

Term Federal Funds Sold
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. If the Bank's investment in federal funds sold is not paid when due, it is evaluated for purposes of an allowance for credit losses. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2015 and 2014.

Term Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2015 and 2014.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank's 2015 audited financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management's estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2015 and 2014. The Bank uses derivatives in its risk management program for the following purposes:

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

Assessment of Hedge Effectiveness

An assessment must be made to determine the effectiveness of qualifying hedging relationships; the Bank uses two methods to make such an assessment. If the hedging instrument is a swap and meets specific criteria, the hedging relationship may qualify for the short-cut method of assessing effectiveness. The short-cut method allows for an assumption of no ineffectiveness, which means that the change in the fair value of the hedged item is assumed to be equal and offsetting to the change in fair value of the hedging instrument. For periods beginning after May 31, 2005, the Bank determined that it would no longer apply the short-cut method to new hedging relationships.

The long-haul method of effectiveness is used to assess effectiveness for hedging relationships that qualify for hedge accounting but do not meet the criteria for the use of the short-cut method. The long-haul method requires separate valuations of both the hedged item and the hedging instrument. If the hedging relationship is determined to be highly effective, the change in fair value of the hedged item related to the designated risk is recognized in current period earnings in the same period as the change in fair value of the hedging instrument. If the hedging relationship is determined not to be highly effective, hedge accounting will either not be allowed or cease at that point. The Bank performs effectiveness testing on a monthly basis and uses statistical regression analysis techniques to determine whether a long-haul hedging relationship is highly effective.

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in fair value of the derivative. The Bank reports all ineffectiveness for qualifying hedges and non-qualifying hedges in the "Noninterest income (loss)" section of the Statements of Income within "Net gains on derivatives and hedging activities."

The Bank may discontinue hedge accounting for a hedging transaction (de-designation) if it fails effectiveness testing or for other asset-liability-management reasons. The Bank also treats modifications to hedged items as a discontinuance of a hedging relationship. When a hedging relationship is discontinued, the Bank will cease marking the hedged item to fair value and will amortize the cumulative basis adjustment resulting from hedge accounting. The Bank reports related amortization as interest income or expense over the remaining life of the associated hedged item. The associated derivative will continue to be marked to fair value through earnings until it matures or is terminated.

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank's 2015 audited financial statements for a discussion of recently issued and adopted accounting guidance.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Act. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance and community lending mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Final Rule on FHLBank Membership. On January 20, 2016, the Finance Agency issued a rule effective on February 19, 2016 that, among other things:

•	makes captive insurance companies ineligible for FHLBank membership; and

•
defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated by February 19, 2021. Captive insurance company members that were admitted as FHLBank members after September 12, 2014 will have their memberships terminated by February 19, 2017. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during the sunset periods.

In the final rule, the Finance Agency declined to adopt certain proposed provisions that would have required FHLBank members to hold specified levels of home mortgage loan assets on an ongoing basis.

The Bank continues to study the rule but does not expect it to have a material effect on its financial condition or results of operation at this time.
Finance Agency Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On November 19, 2015, the Finance Agency issued a rule effective on December 21, 2015 that, among other things, requires each FHLBank to:

•	operate an enterprise wide risk management program and assign its chief risk officer certain enumerated responsibilities;

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for risk management, audit, compensation, and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law or the Revised Model Business Corporation Act. The final rule requires each FHLBank to make this designation by March 18, 2016. On January 28, 2016, the Bank adopted revised bylaws that selected the Georgia business corporation code for this purpose.

Additionally, the rule provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures, and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLBank.

The Bank does not expect this rule to materially impact its financial condition or results of operation.
Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities. In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (each an "Agency" and, collectively, the "Agencies") jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants ("Swap Entities") that are subject to the jurisdiction of one of the Agencies (such entities, "Covered Swap Entities," and the joint final rules, the "Final Margin Rules"). On January 6, 2016, the Commodity Futures Trading Commission (the "CFTC") published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.
When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and financial end-users that have material swaps exposure (i.e., an average daily aggregate notional amount that exceeds $8 billion in non-cleared swaps calculated in accordance with the Final Margin Rules) to a mandatory two-way minimum initial margin requirement. The minimum amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity.
The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin for non-cleared swaps and non-cleared security-based swaps with financial end-users (generally cash, certain government and GSE securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold), and set forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.
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
Because the Bank is currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material effect on the Bank’s costs. However, when the initial margin requirements under the Final Margin Rules become effective, the Bank anticipates that its cost of engaging in non-cleared swaps may increase.
Finance Agency Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the Finance Agency issued an advisory bulletin relating to a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. The Finance Agency plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end, using annual average par values.
The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, as follows:

•	when the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain that FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

The Bank's core mission activities primarily include the issuance of advances. The Bank no longer acquires member assets through the MPP or MPF Program. The Bank's core mission achievement ratio at December 31, 2015 was 73.9 percent. The advisory bulletin is not expected to have a material impact on the Bank.

Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership. On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (“FAST Act”), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The FHLBanks are awaiting implementing regulations from the Finance Agency with respect to membership eligibility for privately-insured credit unions.
Risk Management
The Bank’s lending, investment and funding activities, and use of derivative hedge instruments expose the Bank to a number of risks. A robust risk management framework aligns risk-taking activities with the Bank’s strategies and risk appetite. A risk management framework also balances risks and rewards. The Bank’s risk management framework consists of risk governance, risk appetite, and risk management policies.
The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances their ability to make effective strategic and tactical decisions. Additionally, the Bank aspires 1) to achieve and exceed best practices in governance, ethics, and compliance; and 2) to sustain a corporate culture that fosters transparency, integrity, and adherence to legal and ethical obligations.

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

•
Market Risk/Earnings - produce a long-term ROE spread to 3-month LIBOR of 270 to 500 basis points, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets within a conservative risk management framework.

•	Liquidity Risk - maintain sufficient liquidity and funding sources to allow the Bank to meet expected and unexpected obligations.

•
Credit and Concentration Risk - avoid credit losses by managing credit and collateral risk exposures within acceptable parameters. Achieve this objective through data-driven analysis (and when appropriate, perform shareholder-specific analysis), monitoring, and verification. Monitor through enhanced reporting any elevated risk concentrations, and when appropriate, manage and mitigate the increased risk.

•	Governance/Compliance/Legal - comply with all applicable laws and regulations and manage other legal exposures.

•
Mission/Business Model - (1) deliver financial services and consistent access to affordable funds that are the size and structure members desire, helping members to manage risk and extend credit in their communities, while achieving the Bank's affordable housing mission goals; and (2) provide value through the consistent payment of dividends and the repurchasing of excess stock.

•
Operational Risk - (1) manage the key risks associated with operational availability of critical systems, the integrity and security of the Bank's information, and the alignment of technology investment with key business objectives through enterprise-wide risk management practices and governance based on industry standards; (2) deliver an employee value proposition that allows the Bank to build, retain, engage, and develop staff to meet the evolving needs of the Bank's key stakeholders and effectively manage enterprise-wide risks; and (3) manage the key risks associated with cyber security threats.

•	Reputation - recognize the importance of and advance positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank's ability to achieve its mission.

The board and management recognize that risk and risk producing events are dynamic and constantly being presented. Accordingly, the Bank believes that reporting, analyzing, and mitigating risks are paramount to successful corporate governance.

The RMP also governs the Bank's approach to managing the above risks. The Bank's board of directors reviews the RMP annually and approves amendments to the RMP from time to time as necessary. To ensure compliance with the RMP, the Bank has established internal management committees to provide oversight of these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors. In addition to the established risk appetite and the RMP, the Bank also is subject to Finance Agency regulations and policies regarding risk management.

Below is a more specific discussion of how the Bank manages its market risk, liquidity risk, credit risk, operational risk, and business risk within this risk management and appetite framework.

Market Risk

General

The Bank is exposed to market risk because changes in interest rates and spreads can have a direct effect on the value of the Bank's assets and liabilities. As a result of the volume of its interest-earning assets and interest-bearing liabilities, the interest-rate risk component of market risk has the greatest impact on the Bank's financial condition and results of operations.

Interest-rate risk represents the risk that the aggregate market value or estimated fair value of the Bank's asset, liability, and derivative portfolios will decline as a result of interest-rate volatility or that net earnings will be affected significantly by interest-rate changes. Interest-rate risk can occur in a variety of forms including repricing risk, yield-curve risk, basis risk, and option risk. The Bank faces repricing risk whenever an asset and a liability reprice at different times and with different rates, resulting in interest-margin sensitivity to changes in market interest rates. Yield-curve risk reflects the possibility that changes in the shape of the yield curve may affect the market value of the Bank's assets and liabilities differently because a liability used to fund an asset may be short-term, while the asset is long-term, or vice versa. Basis risk occurs when yields on assets and costs on liabilities are based on different bases, such as LIBOR, versus the Bank's cost of funds. Different bases can move at different rates or in different directions, which can cause erratic changes in revenues and expenses. Option risk is presented by the optionality that is embedded in some assets and liabilities. Mortgage assets represent the primary source of option risk.

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

Use of Derivatives

The Bank enters into derivatives to reduce the interest-rate risk exposure inherent in otherwise unhedged assets and funding positions and attempts to do so in the most cost-efficient manner. The Bank does not engage in speculative trading of these instruments. The Bank's derivative position includes interest-rate swaps, options, swaptions, interest-rate cap and floor agreements, and forward contracts. These derivatives are used to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk-management objectives. Within its risk management strategy, the Bank uses derivative financial instruments in the following two ways:

•
As a fair-value hedge of an underlying financial instrument or a firm commitment. For example, the Bank uses derivatives to reduce the interest-rate net sensitivity of consolidated obligations, advances, investments, and mortgage loans by, in effect, converting them to a short-term interest rate, usually based on LIBOR. The Bank also uses derivatives to manage embedded options in assets and liabilities and to hedge the market value of existing assets and liabilities. The Bank's management reevaluates its hedging strategies from time to time and may change the hedging techniques used or adopt new strategies as deemed prudent.

•
As an asset-liability management tool, for which hedge accounting is not applied (non-qualifying hedge). The Bank may enter into derivatives that do not qualify for hedge accounting. As a result, the Bank recognizes the change in fair value and interest income or expense of these derivatives in the “Noninterest income (loss)” section of the Statements of Income as “Net gains on derivatives and hedging activities” with no offsetting fair-value adjustments of the hedged asset, liability, or firm commitment. Consequently, these transactions can introduce earnings volatility.

The following table presents the notional amounts of derivative financial instruments (in millions). The category "Fair value hedges" represents hedge strategies for which hedge accounting is achieved. The category "Non-qualifying hedges" represents hedge strategies for which the derivatives are not in designated hedging relationships that formally meet the hedge accounting requirements under GAAP.

			As of December 31,
			2015	2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$5,928	$9,488
		Non-qualifying hedges	1	2
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	22,733	21,223
		Non-qualifying hedges	40	60
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	378	505
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	20	135
		Total	29,100	31,413
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,179	1,123
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	50	50
		Total	1,229	1,173
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	25,469	48,314
		Non-qualifying hedges	1,242	3,700
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	10,366	21,699
		Non-qualifying hedges	—	1,000
Receive variable, pay variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index.	Non-qualifying hedges	—	25
		Total	37,077	74,738

			As of December 31,
			2015	2014
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	15,416	1,775
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	16,500
		Total	16,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	371	148
Total notional amount			$99,798	$125,852

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods, including 1) calculating the effective duration and convexity of assets, liabilities, and equity under various scenarios; and 2) calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank's interest-bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

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

A positive effective duration of equity or a positive effective duration gap results when the effective duration of assets is greater than the effective duration of liabilities. A negative effective duration of equity or a negative effective duration gap results when the effective duration of assets is less than the effective duration of liabilities. A positive effective duration of equity or a positive effective duration gap generally indicates that the Bank has some exposure to interest-rate risk in a rising rate environment, and a negative effective duration of equity or a negative effective duration gap generally indicates some exposure to interest-rate risk in a declining interest-rate environment. Higher effective duration numbers, whether positive or negative, indicate greater volatility of market value of equity in response to changing interest rates.

Bank policy requires the Bank to maintain its effective duration of equity within a range of +5 years to -5 years, assuming current interest rates, and within a range of +7 years to -7 years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2015			2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.42	0.30	0.23	0.48	0.36	0.23
Liabilities	0.24	0.31	0.26	0.29	0.39	0.27
Equity	3.94	0.19	(0.25)	4.00	(0.27)	(0.39)
Effective duration gap	0.18	(0.01)	(0.03)	0.19	(0.03)	(0.04)
____________
(1) The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank uses both sophisticated computer models and an experienced professional staff to measure the amount of interest-rate risk in the balance sheet, thus allowing management to monitor the risk against policy and regulatory limits. Management regularly reviews the major assumptions and methodologies used in the Bank's models and will make adjustments to the Bank's assumptions and methodologies in response to rapid changes in economic conditions.

The prepayment risk in both advances and investment assets can significantly affect the Bank's effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower's decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank's prepayment fees for advances without embedded options generally are based on the present value of the difference between the rate on the prepaid advance and the current rate on an advance with an identical maturity date. Prepayment fees for advances that contain embedded options are generally based on the inverse of the market value of the derivative instrument that the Bank used to hedge the advance.
The prepayment options embedded in mortgage loan and mortgage security assets may shorten or lengthen both the actual and expected cash flows when interest rates change. Current Finance Agency policies limit this source of interest-rate risk by limiting the types of MBS the Bank may own to those with defined estimated average life changes under specific interest-rate shock scenarios. These limits do not apply to mortgage loans purchased from members. The Bank typically hedges mortgage prepayment uncertainty by using callable debt as a funding source and by using interest-rate cap, floor, and swaption transactions. The Bank also uses derivatives to reduce effective duration and option risks for investment securities other than MBS. Effective duration and option risk exposures are measured on a regular basis for all investment assets under alternative rate scenarios.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 19—Estimated Fair Values to the Bank's 2015 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2015			2014
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$139,647	$140,659	$141,254	$135,393	$136,525	$137,087
Liabilities	132,943	133,655	134,061	128,589	129,432	129,827
Equity	6,704	7,004	7,193	6,804	7,093	7,260
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

The Bank faces the following two basic types of liquidity risk: operational and contingent. The Bank maintains operational and contingent liquidity in compliance with regulatory requirements and performs a supplemental analysis to confirm that the Bank has sufficient liquidity reserves, as discussed in further detail in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources above.

Credit Risk
The Bank faces credit risk primarily with respect to its advances, investments, derivatives, and mortgage loan assets.

Advances

Secured advances to member financial institutions account for the largest category of Bank assets; thus, advances are a major source of the Bank’s credit risk exposure. The Bank uses a risk-focused approach to credit and collateral underwriting. The Bank attempts to reduce credit risk on advances by monitoring the financial condition of borrowers and the quality and value of the assets that borrowers pledge as eligible collateral.
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. Beginning March 31, 2014, the Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, CDFIs, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the 1-10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner.

The following table presents the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2015		2014
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	39	$3,757	10	$3,717
2	22	17,643	21	1,473
3	77	19,943	63	26,500
4	95	28,779	101	27,290
5	121	26,125	127	32,825
6	93	3,681	106	2,944
7	38	1,477	52	1,281
8	9	170	22	501
9	13	243	17	381
10	28	364	37	596

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Six borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $24.5 billion as of December 31, 2015.

Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower's outstanding principal amount of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. For more information about the types of collateral held for the Bank’s advances refer to Note 9—Advances to the Bank’s 2015 audited financial statements.
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, multifamily and commercial real estate loans, home equity loans, and lines of credit pledged as collateral based on information provided by the member on its loan portfolio or on individual loans through the regular collateral reporting process. The estimated market value is discounted to account for the price volatility of loans, as well as a model risk component that takes into account model data uncertainty and estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The use of this market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.
The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law.
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2015 and 2014.

Investments

The Bank is subject to credit risk on unsecured investments, such as interest-bearing deposits and federal funds sold. These investments are generally transacted with government agencies and large financial institutions that are considered to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backing, so that full and timely payment of principal and interest on such security is expected, and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.
The Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, in addition to Finance Agency regulations, with respect to term limits and eligible counterparties.
Finance Agency regulations prohibit the Bank from investing in any of the following securities:

•
instruments such as common stock that represent an ownership interest in an entity, other than stock in small businesses investment companies, or certain investments targeted to low-income people or communities;

•	instruments issued by non-United States entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•
debt instruments that are not of investment quality, other than certain investments targeted to low-income people or communities and instruments that the Bank determined became less than investment quality because of developments or events that occurred after purchase by the Bank;

•
whole mortgages or other whole loans, other than (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies that are of investment quality; (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans that are authorized under section 12(b) of the FHLBank Act;

•	interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), collateralized debt obligations, and real estate mortgage investment conduits (REMICs);

•	residual-interest or interest-accrual classes of CMOs and REMICs;

•
fixed-rate or variable-rate MBS, CMOs, and REMICs that are at rates equal to their contractual cap on the trade date and that have average lives that vary by more than six years under an assumed instantaneous interest-rate change of 300 basis points; and

•	non-U.S. dollar denominated securities.

Finance Agency regulations do not permit the Bank to rely exclusively on nationally recognized statistical rating organization (NRSRO) ratings with respect to its investments. The Bank is required to make a determination of whether a security is of investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank's Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In addition to the Bank's RMP and regulatory requirements, the Bank may limit or suspend overnight and term trading. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall investment opportunities.

The Bank only enters into investments with U.S. counterparties or U.S. branch offices of foreign banks that have been approved by the Bank through its internal approval process, but the Bank may still have exposure to foreign entities if a counterparty’s parent entity is located in another country. The following tables present the Bank’s gross exposure, by instrument type, according to the location of the parent company of the counterparty (in millions).

	As of December 31, 2015
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,000	$—	$—	$1,000
Canada	901	—	—	901
Germany	1,125	—	12	1,137
Netherlands	1,140	—	—	1,140
United States of America	1,255	1,088	—	2,343
Total	$5,421	$1,088	$12	$6,521
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

The Bank experienced a decrease in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $7.4 billion as of December 31, 2014 to $6.5 billion as of December 31, 2015. There were four such counterparties, which included Landesbank Baden-Wuerttemberg, Branch Banking and Trust Company, Rabobank Nederland, and Australia & New Zealand Banking Group. Each counterparty represented greater than 10 percent, and 66.3 percent collectively, of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2015 and 2014. As of December 31, 2015, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
The Bank’s RMP permits the Bank to invest in U.S. agency (i.e., Fannie Mae, Freddie Mac and Ginnie Mae) obligations including the following: 1) CMOs and REMICS that are backed by such securities; and 2) other MBS, CMOs, and REMICS that are of sufficient investment quality, which are typically rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The following tables present information on the credit ratings of the Bank’s investments held as of December 31, 2015 and 2014, based on their credit ratings as of December 31, 2015 and 2014 (in millions), respectively. The credit ratings reflect the lowest long-term credit rating as reported by an NRSRO.

	As of December 31, 2015
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,957	—	—	—	—	—	—	—	—	—	6,957
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	—	279	—	—	—	—	—	—	—	—	—	279
Government-sponsored enterprises single-family residential	—	11,958	—		—	—	—	—	—	—	—	11,958
Government-sponsored enterprises multifamily commercial	464	3,676	—	—	—	—	—	—	—	—	—	4,140
Private-label residential	—	7	25	325	421	368	616	151	101	729	12	2,755
Total mortgage-backed securities	464	15,920	25	325	421	368	616	151	101	729	12	19,132
Total investment securities	464	22,954	25	325	421	368	616	151	101	729	12	26,166
Other investments:
Interest-bearing deposits	—	3	1,050	35	—	—	—	—	—	—	—	1,088
Securities purchased under agreements to resell	—	2,500	—	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	1,401	3,200	820	—	—	—	—	—	—	—	5,421
Total other investments	—	3,904	4,250	855	—	—	—	—	—	—	—	9,009
Total investments	$464	$26,858	$4,275	$1,180	$421	$368	$616	$151	$101	$729	$12	$35,175
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $40 million as of December 31, 2015.

	As of December 31, 2014
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$82	$—	$—	$—	$—	$—	$—	$—	$—	$—	$82
Government-sponsored enterprises debt obligations	—	7,935	—	—	—	—	—	—	—	—	—	7,935
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	—	366	—	—	—	—	—	—	—	—	—	366
Government-sponsored enterprises single-family residential	—	13,665	—	—	—	—	—	—	—	—	—	13,665
Government-sponsored enterprises multifamily commercial	465	1,198	—	—	—	—	—	—	—	—	—	1,663
Private-label residential	—	14	56	388	591	424	844	219	129	765	6	3,436
Total mortgage-backed securities	465	15,243	56	388	591	424	844	219	129	765	6	19,130
Total investment securities	465	23,260	56	388	591	424	844	219	129	765	6	27,147
Other investments:
Interest-bearing deposits	—	2	1,008	—	—	—	—	—	—	—	—	1,010
Securities purchased under agreements to resell	—	—	250	1,000	710	—	—	—	—	—	—	1,960
Federal funds sold	—	1,945	3,815	625	—	—	—	—	—	—	—	6,385
Total other investments	—	1,947	5,073	1,625	710	—	—	—	—	—	—	9,355
Total investments	$465	$25,207	$5,129	$2,013	$1,301	$424	$844	$219	$129	$765	$6	$36,502
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $42 million as of December 31, 2014.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term secured loans with investment-grade counterparties. From time to time, the Bank enters into these transactions with members on the same terms as advances. Since transactions with members are secured, members are not required to have an investment grade rating. The Bank is inherently exposed to credit risk associated with the risk of default by or insolvency of any counterparty with whom it conducts business. However, based upon the collateral held as security and the investment-grade of the related counterparties, the Bank considers its credit exposure related to these investments to be minimal.
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2015 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

Private-label MBS

For disclosure purposes, the Bank classifies private-label MBS as either prime or Alt-A based upon the overall credit quality of the underlying loans as determined by the originator at the time of origination, unless otherwise noted. Although there is no universally accepted definition of Alt-A, generally, loans with credit characteristics that range between prime and subprime are classified as Alt-A. Participants in the mortgage market have used the Alt-A classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow for alternative documentation.

The following tables present information, including changes in ratings since the original purchase date, on the Bank’s private-label MBS by year of securitization as of December 31, 2015 (dollars in millions).

	Year of Securitization - Prime
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
AA	$—	$—	$—	$—	$7	$7
A	—	—	—	7	19	26
BBB	—	—	—	76	216	292
BB	—	13	1	204	165	383
B	—	—	—	91	204	295
CCC	—	223	19	246	78	566
CC	26	61	31	46	10	174
C	—	58	—	50	—	108
D	67	241	332	93	—	733
Unrated	—	3	5	—	5	13
Total unpaid principal balance	$93	$599	$388	$813	$704	$2,597
Amortized cost	$78	$475	$320	$742	$692	$2,307
Gross unrealized losses	$—	$(3)	$(2)	$(4)	$(11)	$(20)
Fair value	$81	$523	$340	$763	$689	$2,396
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$(4)	$(1)	$—	$—	$(5)
Non-credit-related losses	—	(4)	(1)	—	—	(5)
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	87.23%	87.31%	87.53%	93.87%	97.93%	92.27%
Original weighted average credit support	15.72%	14.77%	10.50%	7.26%	3.98%	8.89%
Weighted average credit support	1.16%	0.23%	0.43%	5.69%	11.79%	5.14%
Weighted average collateral delinquency	14.84%	15.14%	14.61%	9.35%	7.80%	11.25%

	Year of Securitization – Alt-A
	2008	2007	2006	2005	2004 and Prior	Total
Investment Ratings:
BBB	$—	$—	$—	$—	$33	$33
BB	—	—	—	—	37	37
B	—	—	—	—	74	74
CCC	—	—	—	131	6	137
D	—	32	—	92	—	124
Total unpaid principal balance	$—	$32	$—	$223	$150	$405
Amortized cost	$—	$23	$—	$179	$150	$352
Gross unrealized losses	$—	$—	$—	$(11)	$(1)	$(12)
Fair value	$—	$25	$—	$173	$152	$350
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—	$—	$—	$—
Non-credit-related losses	—	—	—	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	0.00%	79.25%	0.00%	77.64%	100.73%	86.35%
Original weighted average credit support	0.00%	12.29%	0.00%	29.35%	9.79%	20.72%
Weighted average credit support	0.00%	0.00%	0.00%	6.74%	13.44%	8.69%
Weighted average collateral delinquency	0.00%	27.78%	0.00%	22.78%	8.54%	17.89%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2015.

	Significant Inputs - Weighted Average (%)(1)
Classification of Securities	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.77	6.72	24.19	7.59
Alt-A	11.60	20.44	35.60	3.33
Total	13.31	13.01	29.42	5.63
____________
(1) The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during 2015, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s 2015 audited financial statements.
In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s 2015 audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0 percent lower than the base case. Base case and adverse case housing price scenarios for credit losses on all other-than temporary impaired private-label MBS were $0 and $1 million, respectively, for the three months ended December 31, 2015.

The adverse case housing price scenario and associated results do not represent the Bank’s current expectations and therefore, should not be construed as a prediction of the Bank’s future results, market conditions, or the actual performance of these securities. Rather, the results from this hypothetical adverse case housing price scenario provide a measure of the credit losses that the Bank might incur if home price declines (and subsequent recoveries) are more adverse than those projected in the Bank’s base case assessment.
The Bank continues to actively monitor the credit quality of its private-label MBS investments. It is not possible to predict the magnitude of additional other-than temporary impairment losses in future periods because that prediction depends on the actual performance of the underlying loan collateral, as well as the Bank’s future modeling assumptions. Many factors could influence the Bank’s future modeling assumptions, including economic, financial market, and housing market conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on its investment portfolio.

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

The Bank's over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty, or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivative Clearing Organization (Clearinghouse). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty.

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2015.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis.  The Bank currently has two approved Clearinghouses, CME Group, Inc. and LCH.Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and these clearing agents are subject to the same limits as other bi-lateral derivative counterparties. The parent company of the clearing agents are monitored through annual reviews as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report.  The Bank currently has four approved clearing agents: Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2015.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the Bank's maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is default, less the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, as well as the netting requirements to net assets and liabilities.

The tables below present information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of December 31, 2015
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Triple-B	$9,862	$12	$(12)	$—	$—
Cleared derivatives	684	12	(8)	—	4
Liability positions with credit exposure:
Cleared derivatives	48,469	(327)	497	—	170
Total derivative positions with non-member counterparties to which the Bank had credit exposure	59,015	(303)	477	—	174
Member institutions (1)	185	2	—	(2)	—
Total	$59,200	$(301)	$477	$(2)	$174
____________

(1)
Collateral held with respect to derivatives with member institutions when the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

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
____________

(1)
Collateral held with respect to derivatives with member institutions when the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $92 million of collateral (at fair value) to its uncleared derivative counterparties as of December 31, 2015.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFIs. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for loans in which the Bank has a retained interest. As of December 31, 2015, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
MPF Program

Mortgage loans purchased under the MPF Program must comply with the underwriting and eligibility standards established and maintained by FHLBank Chicago. In some circumstances, the Bank, with the concurrence of FHLBank Chicago, may grant a PFI a waiver exempting it from complying with these standards. The Bank has granted a limited number of such waivers related to documentation requirements or accepted alternate underwriting criteria in circumstances in which such waivers would not materially affect the value of the asset.

The Bank manages MPF Program credit risk through underwriting and eligibility guidelines and sharing of potential losses with the PFIs. The Bank and PFIs share the risk of losses on MPF loans by structuring potential losses on conventional MPF loans into layers with respect to each master commitment. The general allocation of losses under the MPF program is divided into the following loss layers:

Borrower's Equity. The first layer of protection against loss is the borrower's equity in the real property securing the MPF loan.

Primary Mortgage Insurance. The second layer of protection comes from primary mortgage insurance (PMI) that is required for any MPF loan with a loan-to-value ratio (LTV) ratio greater than 80 percent at the time of origination.

First Loss Account. Third, losses for each master commitment that are not paid by PMI, up to an agreed-upon amount, are incurred by the Bank up to a pre-specified amount that is tracked in what is called a “First Loss Account,” or “FLA”. The FLA represents the amount of expected losses that the Bank incurs before the PFI's credit enhancement becomes available to cover losses. For MPF products with performance based credit enhancement fees (e.g., MPF Plus), the Bank may withhold credit enhancement fees to recover losses at the FLA level, essentially transferring a portion of the first layer risk of credit loss to the PFI.

Member Credit Enhancement. Fourth, for loans purchased under each master commitment, losses in excess of the FLA, up to an agreed-upon amount, called the credit enhancement or “CE Amount,” are incurred by the PFI. For MPF Plus, this CE amount includes supplemental mortgage insurance (SMI). The member's CE Amount is sized using the MPF Program methodology to limit the amount of the Bank's losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS that is rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). The CE Amount is determined at inception of each loan pool master commitment and is reassessed and increased, if necessary, after the “fill up period” for each master commitment that has been completed, but it is not increased thereafter. In one MPF product, the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $516 million and $659 million as of December 31, 2015 and 2014, respectively. The allowance for credit losses on MPF loans was $2 million and $3 million as of December 31, 2015 and 2014, respectively. The decrease in the allowance for credit losses was related to the improvement of the credit quality of the portfolio.

MPP

Mortgage loans purchased under the MPP must comply with the underwriting and eligibility standards set forth in the MPP guidelines established by the Bank. In some circumstances, the Bank may grant a PFI a waiver exempting it from complying with specified provisions of the MPP guidelines.

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

Historically, the Bank has offered only the Spread LRA option, so the Bank funds the LRA through a portion of the monthly interest paid by the borrower. The PFI's recourse is limited to this predetermined LRA amount so that the PFI has no further obligation to make additional contributions to the LRA, regardless of any losses or deterioration of the mortgage pool exceeding such amount in the LRA. Once the LRA has reached the required amount, but not before five years for the Fixed LRA, the Bank will pay the PFI any unused amounts of the LRA that are no longer required to cover expected losses on an annual basis in accordance with a step-down schedule that is established at the time of a master commitment.

Supplemental Mortgage Insurance. Third, losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI. In the MPP, SMI generally covers mortgages with an LTV ratio of 45 percent or greater. In addition, SMI policies for master commitments in excess of $35 million contain an aggregate loss limit whereby the total amount payable by the SMI insurer under the policy is less than the total unpaid principal balances on the insured loans.

The Bank has established formal policies and procedures to monitor its exposure to mortgage insurance companies, including a cap on the aggregate amount of permissible exposure to SMI at each provider.

The Bank. Fourth, the Bank absorbs any remaining unallocated losses.

Total credit enhancement is sized to provide the equivalent of an AA rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency).

The unpaid principal balance of MPP mortgage loans was $71 million and $92 million as of December 31, 2015 and 2014, respectively. The allowance for credit losses on MPP loans was less than $1 million as of December 31, 2015 and 2014.

Affordable Multifamily Participation Program

In August 2013, the Bank sold its multifamily mortgage loan portfolio, with an unpaid principal balance of $18 million, which resulted in a gain of less than $1 million.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk for the Bank also includes reputation and legal risks associated with business practices or market conduct that the Bank may undertake. Operational risk inherently is greatest where transaction processes include numerous processing steps, require greater subjectivity, or are non-routine. As the Bank's activities and business environment are becoming increasingly complex due to changing regulatory requirements, the Bank is experiencing increased operational risk.

The Bank identifies risk through daily operational monitoring, independent reviews, and the strategic planning and risk assessment programs that both consider the operational risk ramifications of the Bank’s business strategies and environment. The Bank has established comprehensive financial and operating policies and procedures to mitigate the likelihood of loss resulting from the identified operational risks. In addition, the Bank’s operational risk committee is responsible for overseeing the monitoring process and review of risk assessments related to operational risk and overseeing the Bank’s risk management policies, procedures, strategies, and activities related to operational risks. This oversight also includes compliance risk and reputational risk. The Bank effects related changes in processes, information systems, lines of communication, and other internal controls as deemed appropriate in response to identified or anticipated increases in operational risk.

The efficiencies offered by information technology (IT) and networks are a necessary component of Bank operations. The information systems architecture of the Bank is client/server-based to support the multiple operating systems and servers, which are a mixture of vendor-licensed and in-house developed applications. The Bank's IT division maintains and regularly reviews a number of controls to ensure that the IT assets of the Bank are well managed and secure from unauthorized access. Exposure from the internet (and accompanying network security issues, including software virus risk) is a factor that shapes the Bank's risk profile. This exposure results from the Bank's e-commerce activity and an increasing number of specialized vendor-provided solutions that are supported by web-based servers. Management monitors and maintains controls against attempted spyware and anti-virus attacks against Bank systems. The Bank utilizes firewalls to protect the network from internet based attacks while also employing firewalls on laptops that may operate outside of the Bank's network. Additionally, the Bank has systems to detect an intrusion in the event that it is not stopped by one of the firewalls. The Bank also has an information security department that is responsible for the policies, procedures, reviews, education, and management of entitlement requests. One key objective of the information security department is to protect the Bank's sensitive business information from unauthorized access. A security governance committee provides independent and integrated oversight of the information security program, physical security program, security policies and procedures, and security exceptions and violations. The security governance committee reviews all information security-related incidents and escalates them to the executive management committee or the board, as appropriate.

The board of directors has an Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, information technology, and other related matters. In addition, the Bank's internal Enterprise Risk Committee is responsible for the management and oversight of the Bank's risk management programs and practices discussed above. Additionally, the Bank's Internal Audit department, which reports directly to the Audit Committee of the Bank's board of directors, regularly tests compliance with the policies and procedures related to managing operational risks.

Business Risk

Business risk is the risk of an adverse effect on the Bank's profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank's control. In particular, during 2015 and continuing into 2016, the Bank faces the following business risks:

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

Cyclicality and Seasonality

The Bank's business and the demand for advances from the Bank are generally not subject to the effects of cyclical or seasonal variations, although the Bank's advance demand may vary based upon trying to meet the "seasonality" of its members' consumer credit liquidity needs.

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of Atlanta (The “Bank”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 10, 2016

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2015	2014
Assets
Cash and due from banks	$1,751	$915
Interest-bearing deposits (including deposits with another FHLBank of $3 and $2 as of December 31, 2015 and 2014, respectively)	1,088	1,010
Securities purchased under agreements to resell	2,500	1,960
Federal funds sold	5,421	6,385
Investment securities:
Trading securities (includes another FHLBank’s bond of $52 and $60 as of December 31, 2015 and 2014, respectively)	1,265	1,269
Available-for-sale securities	1,662	1,981
Held-to-maturity securities (fair value of $23,263 and $23,988 as of December 31, 2015 and 2014, respectively)	23,239	23,897
Total investment securities	26,166	27,147
Advances	104,168	99,644
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	586	749
Allowance for credit losses on mortgage loans	(2)	(3)
Total mortgage loans held for portfolio, net	584	746
Accrued interest receivable	171	179
Derivative assets	176	112
Premises and equipment, net	25	27
Other assets	203	219
Total assets	$142,253	$138,344
Liabilities
Interest-bearing deposits	$1,084	$1,110
Consolidated obligations, net:
Discount notes	69,436	37,162
Bonds	63,958	92,088
Total consolidated obligations, net	133,394	129,250
Mandatorily redeemable capital stock	14	19
Accrued interest payable	127	145
Affordable Housing Program payable	63	65
Derivative liabilities	124	184
Other liabilities	431	580
Total liabilities	135,237	131,353
Commitments and contingencies (Note 20)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 7 as of December 31, 2015 and 2014	745	726
Subclass B2 issued and outstanding shares: 44 and 45 as of December 31, 2015 and 2014, respectively	4,356	4,424
Total capital stock Class B putable	5,101	5,150
Retained earnings:
Restricted	255	195
Unrestricted	1,585	1,551
Total retained earnings	1,840	1,746
Accumulated other comprehensive income	75	95
Total capital	7,016	6,991
Total liabilities and capital	$142,253	$138,344

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Interest income
Advances	$137	$178	$230
Prepayment fees, net	4	2	3
Interest-bearing deposits	5	4	5
Securities purchased under agreements to resell	3	1	1
Federal funds sold	11	8	9
Trading securities	68	75	101
Available-for-sale securities	109	122	129
Held-to-maturity securities	231	238	252
Mortgage loans	40	50	61
Total interest income	608	678	791
Interest expense
Consolidated obligations:
Discount notes	59	29	27
Bonds	305	325	421
Interest-bearing deposits	—	—	1
Mandatorily redeemable capital stock	1	1	1
Total interest expense	365	355	450
Net interest income	243	323	341
(Reversal) provision for credit losses	(1)	(5)	5
Net interest income after (reversal) provision for credit losses	244	328	336
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	(1)
Net amount of impairment losses (reclassified from) recorded in accumulated other comprehensive income	(5)	(3)	1
Net impairment losses recognized in earnings	(5)	(3)	—
Net losses on trading securities	(61)	(60)	(100)
Net gains on derivatives and hedging activities	261	120	204
Gain on extinguishment of debt	—	15	6
Standby letters of credit fees	28	26	20
Gain on litigation settlements, net	—	4	33
Other	2	3	3
Total noninterest income	225	105	166
Noninterest expense
Compensation and benefits	76	73	69
Other operating expenses	39	41	44
Finance Agency	9	9	8
Office of Finance	6	5	6
Other	5	4	—
Total noninterest expense	135	132	127
Income before assessments	334	301	375
Affordable Housing Program assessments	33	30	37
Net income	$301	$271	$338

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$301	$271	$338
Other comprehensive (loss) income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses transferred from held-to-maturity securities	—	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(28)	(10)	167
Reclassification of noncredit portion of impairment losses included in net income	5	3	—
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	(23)	(7)	166
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities:
Noncredit losses on held-to-maturity securities	—	—	(1)
Reclassification of noncredit portion from held-to-maturity securities to available-for-sale securities	—	—	1
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	—
Other comprehensive income (loss) related to pension and postretirement benefit plans	3	(10)	4
Total other comprehensive (loss) income	(20)	(17)	170
Total comprehensive income	$281	$254	$508
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2012	49	$4,898	$73	$1,362	$1,435	$(58)	$6,275
Issuance of capital stock	50	4,960	—	—	—	—	4,960
Repurchase/redemption of capital stock	(50)	(4,966)	—	—	—	—	(4,966)
Net shares reclassified to mandatorily redeemable capital stock	—	(9)	—	—	—	—	(9)
Comprehensive income	—	—	68	270	338	170	508
Cash dividends on capital stock	—	—	—	(116)	(116)	—	(116)
Balance, December 31, 2013	49	4,883	141	1,516	1,657	112	6,652
Issuance of capital stock	50	5,034	—	—	—	—	5,034
Repurchase/redemption of capital stock	(47)	(4,760)	—	—	—	—	(4,760)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income (loss)	—	—	54	217	271	(17)	254
Cash dividends on capital stock	—	—	—	(182)	(182)	—	(182)
Balance, December 31, 2014	52	5,150	195	1,551	1,746	95	6,991
Issuance of capital stock	56	5,606	—	—	—	—	5,606
Repurchase/redemption of capital stock	(57)	(5,634)	—	—	—	—	(5,634)
Net shares reclassified to mandatorily redeemable capital stock	—	(21)	—	—	—	—	(21)
Comprehensive income (loss)	—	—	60	241	301	(20)	281
Cash dividends on capital stock	—	—	—	(207)	(207)	—	(207)
Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2015	2014	2013
Operating activities
Net income	$301	$271	$338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(157)	(110)	(84)
(Reversal) provision for credit losses	(1)	(5)	5
Loss due to change in net fair value adjustment on derivative and hedging activities	119	62	54
Net change in fair value adjustment on trading securities	61	61	100
Net impairment losses recognized in earnings	5	3	—
Gain on extinguishment of debt	—	(15)	(6)
Net change in:
Accrued interest receivable	8	20	41
Other assets	10	(17)	(78)
Affordable Housing Program payable	(4)	(12)	(10)
Accrued interest payable	(18)	(38)	(46)
Other liabilities	65	17	63
Total adjustments	88	(34)	39
Net cash provided by operating activities	389	237	377
Investing activities
Net change in:
Interest-bearing deposits	242	143	1,200
Securities purchased under agreements to resell	(540)	(1,960)	250
Federal funds sold	964	(4,590)	5,440
Trading securities:
Proceeds from principal collected	—	345	611
Purchases of long-term	(56)	—	—
Available-for-sale securities:
Proceeds from principal collected	333	342	565
Held-to-maturity securities:
Net change in short-term	—	—	550
Proceeds from principal collected	6,694	3,183	4,034
Purchases of long-term	(6,249)	(6,862)	(7,540)
Advances:
Proceeds from principal collected	234,088	176,124	161,781
Made	(239,051)	(186,125)	(165,786)
Mortgage loans:
Proceeds from principal collected	150	158	277
Proceeds from sale	—	—	18
Proceeds from sale of foreclosed assets	15	24	27
Purchase of premise, equipment, and software	(5)	(5)	(3)
Net cash (used in) provided by investing activities	(3,415)	(19,223)	1,424

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2015	2014	2013
Financing activities
Net change in interest-bearing deposits	(31)	(688)	(352)
Net payments on derivatives containing a financing element	(97)	(101)	(157)
Proceeds from issuance of consolidated obligations:
Discount notes	657,757	470,192	312,401
Bonds	61,513	84,624	74,635
Payments for debt issuance costs	(9)	(9)	(8)
Payments for maturing and retiring consolidated obligations:
Discount notes	(625,495)	(465,234)	(311,935)
Bonds	(89,515)	(73,337)	(75,947)
Proceeds from issuance of capital stock	5,606	5,034	4,960
Payments for repurchase/redemption of capital stock	(5,634)	(4,760)	(4,966)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(26)	(12)	(25)
Cash dividends paid	(207)	(182)	(116)
Net cash provided by (used in) financing activities	3,862	15,527	(1,510)
Net increase (decrease) in cash and due from banks	836	(3,459)	291
Cash and due from banks at beginning of the year	915	4,374	4,083
Cash and due from banks at end of the year	$1,751	$915	$4,374
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$354	$402	$516
Affordable Housing Program assessments, net	$35	$39	$43
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$21	$7	$9
Held-to-maturity securities acquired with accrued liabilities	$133	$348	$309
Transfer of held-to-maturity securities to available-for-sale securities	$—	$—	$11
Transfers of mortgage loans to real estate owned	$12	$18	$28

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 1—Nature of Operations

The Federal Home Loan Bank of Atlanta (Bank) is a federally chartered corporation and is one of 11 district Federal Home Loan Banks (FHLBanks). Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank's defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia. The FHLBanks are government-sponsored enterprises that serve the public by enhancing the availability of credit for residential mortgages and targeted community developments. The primary function of the Bank is to provide readily available, competitively priced funding to its member institutions.

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank's capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank's Statements of Condition. All holders of the Bank's capital stock are entitled to receive dividends on their capital stock, to the extent declared by the Bank's board of directors.

Federally insured depository institutions, insurance companies, and community development financial institutions that are located in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. All members must purchase and hold capital stock of the Bank. A member's stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock.

The Federal Housing Finance Agency (Finance Agency) is the independent federal regulator of the FHLBanks and is responsible for ensuring that the FHLBanks (1) operate in a safe and sound manner, including that they maintain adequate capital and internal controls; (2) foster liquid, efficient, competitive, and resilient national housing finance markets through their operations and activities; (3) comply with applicable laws and regulations; and (4) carry out their housing finance mission through authorized activities that are consistent with the public interest. The Finance Agency also establishes policies and regulations covering the operations of the FHLBanks. The Bank does not have any special purpose entities or any other types of off-balance sheet conduits.

The Federal Home Loan Banks Office of Finance (Office of Finance), a joint office of the FHLBanks, facilitates the issuance and servicing of the FHLBanks' debt instruments, known as consolidated obligations, and prepares the combined quarterly and annual financial reports of the FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and applicable regulations, the Bank's consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the Bank in addition to deposits, other borrowings, and capital stock issued to members. The Bank primarily uses these funds to provide advances to members. The Bank also provides members and non-members with correspondent banking services, such as safekeeping, wire transfer, and cash management services.

Note 2—Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires the Bank's management to make subjective assumptions and estimates, which are based upon the information then available to the Bank and are inherently uncertain and subject to change. These assumptions and estimates may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ significantly from these estimates.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that are considered by the Bank to be of investment quality. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income.

Investment Securities. The Bank classifies certain investment securities acquired for purposes of liquidity and asset-liability management as trading investments and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in noninterest income (loss) as “Net losses on trading securities” on the Statements of Income, along with gains and losses on sales of investment securities using the specific identification method. The Bank does not participate in speculative trading practices in these investments and generally holds them until maturity, except to the extent management deems necessary to manage the Bank's liquidity position.

Investment securities that the Bank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive income. The Bank intends to hold its available-for-sale securities for an indefinite period of time but may sell them prior to maturity in response to changes in interest rates, changes in prepayment risk, or other factors.
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

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in other comprehensive income. The credit loss on a debt security is limited to the amount of that security's unrealized losses. The total other-than-temporary impairment is presented on the Statements of Income with an offset for the amount of the non-credit component of other-than-temporary impairment that is recognized in other comprehensive income. The remaining amount on the Statements of Income represents the credit loss for the period.

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost less the amount of other-than-temporary impairment recognized in other comprehensive income prior to the determination of this additional other-than-temporary impairment and its fair value. Any additional credit loss is limited to that security's unrealized losses or the difference between the security's amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in other comprehensive income related to the security, is reclassified out of other comprehensive income and recognized in earnings. Any credit loss in excess of the related other comprehensive income is recorded as additional total other-than-temporary impairment loss and recognized in earnings.

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

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity date. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the carrying value of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which there is a prepayment of an existing advance and a contemporaneous funding of a new advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

amortized over the life of the modified advance using a level-yield method. This amortization is recorded in advance interest income.

If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is treated as an advance termination with subsequent funding of a new advance, and the Bank records the net fees as “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

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

The Bank defers and amortizes premiums and accretes discounts paid to and received by the participating financial institutions (PFIs), and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, as interest income using the contractual interest method.

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and as a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when the contractual principal and interest are less than 90 days past due. A government-guaranteed or insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee or insurance on the loan and (2) the contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

A mortgage loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. Interest income is recognized in the same manner as nonaccrual loans.

Finance Agency regulations require that mortgage loans held in the Bank's portfolios be credit enhanced so that the Bank's risk of loss is limited to the losses of an investor in at least an investment-grade category, such as “BBB.” For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing credit enhancement either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. PFIs are paid a credit enhancement fee (CE Fee) for assuming credit risk, and in some instances, all or a portion of the CE Fee may be performance based. CE Fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent that the Bank experiences losses in a master commitment, it may be able to recapture CE Fees paid to the PFI to offset these losses.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable incurred losses in the Bank's portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments of financing receivables: advances and standby letters of credit, government-guaranteed or insured single-family residential mortgage loans held for portfolio, conventional single-family residential mortgage loans held for portfolio, multifamily residential mortgage loans held for portfolio, term federal funds sold, and term securities purchased under agreements to resell.

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

Based upon the financial condition of the borrower, the Bank either allows a borrower to retain physical possession of the collateral pledged to it or requires the borrower to specifically assign the collateral to or place the collateral in physical possession of the Bank or its safekeeping agent. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank's security interest in all collateral pledged by the borrower to the Bank. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a borrower priority over the claims or rights of any other party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), except for claims or rights of a third party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with state law.

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2015 and 2014.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2015 and 2014. In addition, there were no troubled debt restructurings related to advances as of December 31, 2015 and 2014.

Based upon the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2015 and 2014. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure as of December 31, 2015 and 2014.

The Bank invested in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on the Bank's assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or insured mortgage loan portfolio as of December 31, 2015 and 2014.

Modified loans that are considered a troubled debt restructuring are evaluated individually for impairment. All other conventional single-family residential mortgage loans are evaluated collectively for impairment. The allowance for conventional single-family residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups.  For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics.  For loans that are more than 60 days past due, the allowance is determined using an automated valuation model. Prior to January 1, 2014, the overall allowance for credit losses on conventional single-family residential mortgage loans was determined by an analysis (performed at least quarterly) that included consideration of various data, such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. This change did not have a material impact on the Bank's financial condition or results of operations. Inherent in the Bank's evaluation of past performance is an analysis of

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

various credit enhancements at the individual master commitment level to determine the credit enhancement available to recover losses on conventional single-family residential mortgage loans under each individual master commitment.

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

A charge-off is recorded if the recorded investment in the loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional single-family residential mortgage loan upon the occurrence of a confirming event. Beginning January 1, 2014, the Bank began to classify as a loss and charge-off the portion of outstanding conventional single-family residential mortgage loan balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements, once the loans are 180 days delinquent. This change did not have a material impact on the Bank's financial condition or results of operations. Prior to January 1, 2014, confirming events included, but were not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements.
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. The Bank's investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2015 and 2014.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2015 and 2014.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. REO was $9 and $11 as of December 31, 2015 and 2014, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank's risk management program and Finance Agency regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not significantly impact the operating results of the Bank.

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

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument may be “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or purchased financial instruments (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to a non-qualifying hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (e.g., an investment security classified as “trading”), or if the Bank could not identify and measure reliably the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the Statements of Condition at fair value and no portion of the contract could be designated as a hedging instrument.

Premises, Equipment, and Software. The Bank records premises and equipment at cost less accumulated depreciation. The Bank's accumulated depreciation was $66 and $63 as of December 31, 2015 and 2014. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows:

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

automobiles and computer hardware-three; office equipment-eight; office furniture and building improvements-10; and building-40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $4 for the years ended December 31, 2015 and 2014, and $5 for the year ended December 31, 2013. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of 5 years. The gross carrying amount of computer software included in other assets was $58 and $56, and accumulated amortization was $49 and $46, as of December 31, 2015 and 2014, respectively. Amortization of computer software was $5 for the years ended December 31, 2015, 2014, and 2013. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. The Bank accretes discounts and amortizes premiums as well as hedging basis adjustments on consolidated obligations to interest expense using the contractual interest method over the contractual terms to maturity of the consolidated obligations.

The Bank defers and amortizes the concessions paid to dealers in connection with the sale of consolidated obligations using the contractual interest method over the contractual term of the corresponding consolidated obligation. When consolidated obligations are called prior to contractual maturity, the related unamortized concessions are written off to interest expense. The Office of Finance prorates the amount of these concessions to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions are included in “Other assets” on the Statements of Condition, and the amortization of such concessions is included in consolidated obligations interest expense.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock that is subject to redemption from capital to a liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense on the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock no longer will be classified as interest expense.

Restricted Retained Earnings. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement), which is intended to enhance the capital position of each FHLBank. Under the Capital Agreement, each FHLBank allocates 20 percent of its net income each quarter to a separate retained earnings account until the account balance equals at least one percent of the FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Finance Agency and Office of Finance Expenses. The Finance Agency allocates the FHLBanks' portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank's proportionate share of the Office of Finance's operating and capital expenditures is calculated using a formula that is: (1) two-thirds based upon each FHLBank's share of total consolidated obligations outstanding; and (2) one-third based upon an equal pro rata allocation.

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

Note 3—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance
Leases. In February 2016, the Financial Accounting Standards Board (FASB) issued guidance on accounting for leases and disclosure of key information about leasing arrangements. The guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. The guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2018, and early application is permitted. This guidance will be applied on a modified retrospective basis for leases existing at, or entered into after, the earliest period presented in the financial statements. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance designed to improve the recognition, measurement, presentation, and disclosure of financial instruments through targeted changes to existing GAAP. These changes require the following: (1) equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (4) a reporting organization to present separately the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) in other comprehensive income when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, these changes eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 31, 2017. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related disclosure. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. The adoption of this guidance will have no impact on the Bank's financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was originally effective for public entities for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued amended guidance, which deferred the effective date of the revenue recognition standard by one year, which makes the standard effective for interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Recently Adopted Accounting Guidance

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

that debt liability, consistent with debt discounts. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016, and early adoption is permitted for financial statements that have not been previously issued. The amended guidance is required to be applied on a retrospective basis to each individual period presented on the Statements of Condition. The adoption of this guidance will result in a reclassification of $7 of debt issuance costs from other assets to consolidated obligations on the Bank’s Statements of Condition as of December 31, 2015. The adoption of this guidance will have no impact on the Bank’s results of operations.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance places more emphasis on risk of loss when determining a controlling financial interest. Additionally, the guidance reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016, and early adoption is permitted, including adoption in an interim period. The adoption of this guidance will have no impact on the Bank’s financial condition or results of operations.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from GAAP. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016. The adoption of this guidance will have no impact on the Bank’s financial condition or results of operations.

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank in return for certain services, and the average collected cash balance was $8 for the years ended December 31, 2015 and 2014. There are no legal restrictions regarding the withdrawal of these funds.

Interest-bearing deposits include $1,085 and $1,008 as of December 31, 2015 and 2014, respectively, in a business money market account with two of the Bank's members.

Note 5—Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2015	2014
Government-sponsored enterprises debt obligations	$1,212	$1,208
Another FHLBank’s bond (1)	52	60
State or local housing agency debt obligations	1	1
Total	$1,265	$1,269
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
The following table presents net losses on trading securities.

	For the Years Ended December 31,
	2015	2014	2013
Net losses on trading securities held at year end	$(61)	$(53)	$(84)
Net losses on trading securities sold or matured during the year	—	(7)	(16)
Net losses on trading securities	$(61)	$(60)	$(100)

Note 6—Available-for-sale Securities
There were no transfers of securities from the Bank's held-to-maturity portfolio to its available-for-sale portfolio during the years ended December 31, 2015 and 2014. However, on March 31, 2013, the Bank did transfer certain private-label mortgage-backed securities (MBS) from its held-to-maturity portfolio to its available-for-sale portfolio after the Bank recorded an other-than-temporary impairment loss on them. The Bank believed that the other-than-temporary impairment loss constituted evidence of a significant deterioration in the issuer’s creditworthiness. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell them.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents information on the private-label residential MBS that were transferred. The amounts below represent values as of the transfer date.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Estimated Fair Value
Transferred at March 31, 2013	$12	$1	$11

Major Security Type. The following table presents private-label residential MBS classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015	$1,566	$19	$115	$—	$1,662
As of December 31, 2014	$1,863	$19	$137	$—	$1,981

The following table presents private-label residential MBS classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2015	3	$107	$2	10	$247	$17	13	$354	$19
As of December 31, 2014	4	$140	$2	9	$191	$17	13	$331	$19

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale.

	As of December 31,
	2015	2014
Variable-rate	$1,539	$1,830
Fixed-rate	27	33
Total amortized cost	$1,566	$1,863
The following table presents private-label residential MBS classified as available-for-sale issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015	$1,037	$16	$77	$—	$1,098
As of December 31, 2014	$1,213	$17	$90	$—	$1,286

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 7—Held-to-maturity Securities
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$76	$—	$—	$76	$81	$1	$—	$82
Government-sponsored enterprises debt obligations	5,693	—	12	5,681	6,667	2	13	6,656
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	279	4	—	283	366	5	—	371
Government-sponsored enterprises single-family residential	11,958	88	31	12,015	13,665	125	24	13,766
Government-sponsored enterprises multifamily commercial	4,140	—	16	4,124	1,663	3	7	1,659
Private-label residential	1,093	4	13	1,084	1,455	9	10	1,454
Total	$23,239	$96	$72	$23,263	$23,897	$145	$54	$23,988

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2015
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	20	$4,535	$7	3	$745	$5	23	$5,280	$12
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	41	3,233	21	8	443	10	49	3,676	31
Government-sponsored enterprises multifamily commercial	31	2,680	9	25	1,037	7	56	3,717	16
Private-label residential	29	407	2	47	428	11	76	835	13
Total	121	$10,855	$39	83	$2,653	$33	204	$13,508	$72

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

Redemption Terms. The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$651	$651	$1,166	$1,166
Due after one year through five years	5,118	5,106	5,582	5,572
Total non-mortgage-backed securities	5,769	5,757	6,748	6,738
Mortgage-backed securities	17,470	17,506	17,149	17,250
Total	$23,239	$23,263	$23,897	$23,988

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2015	2014
Non-mortgage-backed securities:
Fixed-rate	$1,915	$2,555
Variable-rate	3,854	4,193
Total non-mortgage-backed securities	5,769	6,748

Mortgage-backed securities:
Fixed-rate	2,949	3,248
Variable-rate	14,521	13,901
Total mortgage-backed securities	17,470	17,149
Total amortized cost	$23,239	$23,897
The following table presents private-label residential MBS classified as held-to-maturity issued by members or affiliates of members, Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2015	$286	$—	$5	$281
As of December 31, 2014	$419	$2	$4	$417

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2015.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2015 included a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of eight percent over the 12 month period beginning October 1, 2015. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to an increase of five percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults, and loss severities, were then input into a second model. The second model allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The model classifies securities based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.
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
The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2015, as well as related current credit enhancement.

	Significant Inputs - Weighted Average (%) (1)
Classification of Securities	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	41.56	5.32	51.82	0.27
Alt-A	12.09	22.77	37.45	0.15
Total	12.43	22.56	37.62	0.15
____________
(1) The classification (prime and Alt-A) is based on the model used to run the estimated cash flows for the individual securities, which may not necessarily be the same as the classification at the time of origination.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income.

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$542	$574	$586
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	5	3	—
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(42)	(35)	(12)
Balance, end of year	$505	$542	$574

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 9—Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from zero percent to 7.61 percent as of December 31, 2015. Advances with interest rates of zero percent are AHP and EDGE subsidized advances and certain structured advances. The following table presents the Bank's advances outstanding.

	As of December 31,
	2015	2014
Overdrawn demand deposit accounts	$16	$—
Due in one year or less	46,673	57,675
Due after one year through two years	12,747	12,283
Due after two years through three years	6,360	9,435
Due after three years through four years	2,994	5,146
Due after four years through five years	4,616	2,910
Due after five years	29,458	10,433
Total par value	102,864	97,882
Discount on AHP advances	(6)	(7)
Discount on EDGE advances	(4)	(5)
Hedging adjustments	1,315	1,778
Deferred commitment fees	(1)	(4)
Total	$104,168	$99,644

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $25,565 and $1,252 as of December 31, 2015 and 2014, respectively.

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2015	2014
Overdrawn demand deposit accounts	$16	$—
Due or callable in one year or less	71,243	58,908
Due or callable after one year through two years	11,593	12,202
Due or callable after two years through three years	5,545	8,785
Due or callable after three years through four years	2,214	4,846
Due or callable after four years through five years	2,371	2,752
Due or callable after five years	9,882	10,389
Total par value	$102,864	$97,882

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $2,394 and $3,040 as of December 31, 2015 and 2014, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2015	2014
Overdrawn demand deposit accounts	$16	$—
Due or convertible in one year or less	48,743	60,551
Due or convertible after one year through two years	11,434	12,040
Due or convertible after two years through three years	5,768	7,866
Due or convertible after three years through four years	3,020	4,241
Due or convertible after four years through five years	4,609	2,900
Due or convertible after five years	29,274	10,284
Total par value	$102,864	$97,882

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2015	2014
Fixed-rate:
Due in one year or less	$32,011	$42,839
Due after one year	27,051	30,089
Total fixed-rate	59,062	72,928
Variable-rate:
Due in one year or less	14,678	14,836
Due after one year	29,124	10,118
Total variable-rate	43,802	24,954
Total par value	$102,864	$97,882

Security Terms. The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. The lendable collateral value (LCV) is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support.

The following table presents information about the types of collateral held for the Bank's advances.

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2015	$102,864	$285,796	71.84	3.14	25.02
As of December 31, 2014	97,882	265,103	72.29	3.68	24.03

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank's advances to its 10 largest borrowers was $75,842 and $72,799 as of December 31, 2015 and 2014, respectively. This concentration represented 73.7 percent and 74.4 percent of total advances outstanding as of December 31, 2015 and 2014, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank's management as of December 31, 2015 and 2014. No advance was past due as of December 31, 2015 and 2014.

For additional information related to the Bank's credit risk on advances and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 10—Mortgage Loans Held for Portfolio

Prior to 2009, the Bank purchased single-family residential mortgage loans directly from PFIs, who service and credit enhance the residential mortgage loans that they sold to the Bank. The total dollar amount of these loans represents held-for-portfolio loans. Prior to August 30, 2013, mortgage loans also included multifamily residential mortgage loans, which were investments by the Bank in participation interests in loans for affordable multifamily rental properties. In August 2013, the Bank sold its multifamily mortgage loan portfolio, with an unpaid principal balance of $18, to a member which resulted in a gain of less than $1.

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2015	2014
Fixed-rate medium-term (1) single-family residential mortgage loans	$66	$103
Fixed-rate long-term single-family residential mortgage loans	521	648
Total unpaid principal balance	587	751
Premiums	2	2
Discounts	(3)	(4)
Total	$586	$749
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2015	2014
Conventional loans	$546	$698
Government-guaranteed or insured loans	41	53
Total unpaid principal balance	$587	$751

The Bank records credit enhancement fees related to single-family residential mortgage loans as a reduction to mortgage loan interest income. Credit enhancement fees totaled $1 for the years ended December 31, 2015, 2014, and 2013.

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The following tables present the activity in the allowance for credit losses.

	For the Years Ended December 31,
	2015	2014
	Conventional Single-family Residential Mortgage Loans
Balance, beginning of year	$3	$11
Reversal of provision for credit losses	(1)	(5)
Charge-offs	—	(3)
Balance, end of year	$2	$3

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2013
	Conventional Single-family Residential Mortgage Loans	Multifamily Residential Mortgage Loans	Total
Balance, beginning of year	$10	$1	$11
Provision for credit losses	5	—	5
Charge-offs	(4)	—	(4)
Mortgage loans transferred to held for sale	—	(1)	(1)
Balance, end of year	$11	$—	$11

The following table presents the recorded investment in conventional single-family residential mortgage loans by impairment methodology.

	As of December 31,
	2015	2014
Allowance for credit losses:
Individually evaluated for impairment	$—	$1
Collectively evaluated for impairment	2	2
Total allowance for credit losses	$2	$3
Recorded investment:
Individually evaluated for impairment	$15	$15
Collectively evaluated for impairment	532	685
Total recorded investment	$547	$700

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Key credit quality indicators for mortgage loans include the migration of past due loans, nonaccrual loans, and loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of December 31, 2015
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$17	$4	$21
Past due 60-89 days	5	1	6
Past due 90 days or more	18	3	21
Total past due mortgage loans	40	8	48
Total current mortgage loans	507	34	541
Total mortgage loans (1)	$547	$42	$589
Other delinquency statistics:
In process of foreclosure (2)	$9	$1	$10
Seriously delinquent rate (3)	3.32%	6.65%	3.55%
Past due 90 days or more and still accruing interest (4)	$—	$3	$3
Loans on nonaccrual status (5)	$18	$—	$18
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

A troubled debt restructuring is considered to have occurred when a concession that would not have been considered otherwise is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. In the event the Bank grants a concession, the borrower's monthly payment is restructured for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31.0 percent of their qualifying income. To restructure the loan, the outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced below the original note rate in 0.125 percent increments to a floor rate of 3.00 percent until the target 31.0 percent housing expense ratio is met. These reductions in principal and interest payments are for the temporary payment modification period of up to 36 months. Additionally, a conventional single-family residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower's obligation to the Bank, is considered a troubled debt restructuring. Troubled debt restructurings are evaluated individually for impairment.

The following table presents the Bank's recorded investment balance in mortgage loans classified as troubled debt restructurings.

	As of December 31,
	2015			2014
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional single-family residential loans	$13	$2	$15	$11	$4	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the years ended December 31, 2015, 2014, and 2013.

The financial amounts related to the Bank's troubled debt restructurings are not material to the Bank's financial condition or results of operations for the periods presented.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 12—Interest-bearing Deposits

The Bank offers demand and overnight deposits for members and qualifying non-members. A member that services mortgage loans may deposit funds in the Bank that were collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The Bank records these items in "Interest-bearing deposits" on the Statements of Condition.

The Bank pays interest on demand and overnight deposits based on a daily interest rate.

Note 13—Consolidated Obligations
Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the FHLBanks and are backed only by the financial resources of the FHLBanks.

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks' outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $905,202 and $847,175 as of December 31, 2015 and 2014, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank's consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $141,848 and $137,987 as of December 31, 2015 and 2014, respectively, compared to a book value of $133,394 and $129,250 in consolidated obligations as of December 31, 2015 and 2014, respectively.

General Terms. Consolidated obligations are issued with either fixed- or variable-rate coupon payment terms that use a variety of indices for interest-rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury, and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed- and variable-rate consolidated obligation bonds may contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that, in effect, convert the terms of the consolidated obligation bond to those of a simple variable-rate consolidated obligation bond.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad term regarding either principal repayment or coupon payment terms:

Optional Principal Redemption Consolidated Obligation Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the consolidated obligation bond offerings.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

With respect to interest payments, consolidated obligation bonds may have the following terms:

Step-up/down Consolidated Obligation Bonds have coupons at fixed rates for specified intervals over the lives of the consolidated obligation bonds. At the end of each specified interval, the coupon rate increases (or decreases) or steps up (or steps down). These consolidated obligation bond issues generally contain call provisions enabling the bonds to be called at the Bank's discretion; and

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling.
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2015	2014
Fixed-rate	$40,512	$77,912
Step up/down	4,239	6,301
Simple variable-rate	19,022	7,550
Variable-rate capped floater	—	25
Total par value	$63,773	$91,788

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2015		2014
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$32,559	0.74	$52,081	0.24
Due after one year through two years	17,132	1.41	16,116	1.27
Due after two years through three years	5,959	1.63	9,683	2.22
Due after three years through four years	2,124	1.67	4,971	1.67
Due after four years through five years	1,975	1.72	3,094	1.56
Due after five years	4,024	2.18	5,843	2.12
Total par value	63,773	1.16	91,788	0.86
Premiums	36		73
Discounts	(15)		(21)
Hedging adjustments	164		248
Total	$63,958		$92,088

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2015	2014
Noncallable	$53,432	$69,164
Callable	10,341	22,624
Total par value	$63,773	$91,788

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2015	2014
Due or callable in one year or less	$41,410	$67,980
Due or callable after one year through two years	16,277	12,220
Due or callable after two years through three years	3,461	7,796
Due or callable after three years through four years	1,055	2,177
Due or callable after four years through five years	1,023	875
Due or callable after five years	547	740
Total par value	$63,773	$91,788

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Consolidated obligation discount notes are consolidated obligations with original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank's participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2015	$69,436	$69,481	0.27
As of December 31, 2014	$37,162	$37,169	0.10

Note 14—Assessments
Affordable Housing Program. Annually, each FHLBank must set aside 10 percent of its income subject to assessment for the AHP, or such additional prorated sums as may be required to assure the aggregate annual contribution of the FHLBanks is not less than $100. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank accrues this expense monthly based on its income subject to assessment. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a net loss during a quarter but still had income subject to assessment for the year, the Bank's obligation to the AHP would be calculated based on the Bank's year-to-date income subject to assessment. If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to assure that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks' prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2015, 2014, or 2013. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2015, 2014, or 2013. The Bank had outstanding principal in AHP-related advances of $30 and $36 as of December 31, 2015 and 2014, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a rollforward of the Bank's AHP liability.

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$65	$74	$80
AHP assessments	33	30	37
Subsidy usage, net	(35)	(39)	(43)
Balance, end of year	$63	$65	$74

Note 15—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank is subject to the following three regulatory capital requirements under its capital plan, the FHLBank Act, and Finance Agency regulations.
First, the Bank must maintain, at all times, permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Permanent capital is defined by the FHLBank Act and regulations as the sum of retained earnings and the amounts paid-in for Class B stock. Only permanent capital satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

Second, the FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank's general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank's total regulatory capital is equal to its permanent capital as of December 31, 2015.

Third, the FHLBank Act requires the Bank to maintain leverage capital in an amount equal to at least five percent of total assets at all times. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other capital weighted 1.0 times. It should be noted that, although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The following table presents the Bank's compliance with the Finance Agency's regulatory capital rules and requirements.

	As of December 31,
	2015		2014
	Required	Actual	Required	Actual
Risk based capital	$1,621	$6,956	$2,113	$6,914
Total regulatory capital ratio	4.00%	4.89%	4.00%	5.00%
Total regulatory capital (1)	$5,690	$6,956	$5,534	$6,914
Leverage capital ratio	5.00%	7.33%	5.00%	7.50%
Leverage capital	$7,113	$10,433	$6,917	$10,371
___________

(1)	Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank's board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2015, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member's total assets as of December 31, 2014, subject to a cap of $15. The membership stock requirement is recalculated using the member's total assets as of the preceding calendar year-end at least annually by March 31. As of December 31, 2015, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.25 percent of the member's outstanding par value of advances and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as single-family residential mortgage loan assets) although this percentage was set at zero as of December 31, 2015 and 2014.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank's board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member's capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency rules limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank's excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank's excess capital stock to exceed one percent of its total assets. The Bank's excess capital stock did not exceed one percent of its total assets as of December 31, 2015 and 2014.

A member may redeem its excess Class B capital stock at par value payable in cash five years after providing written notice to the Bank. The Bank, at its option, may repurchase a member's excess capital stock before expiration of the five-year notice period. The Bank's authority to redeem or repurchase capital stock is subject to a number of limitations.

Under Finance Agency rules, the Bank's board of directors may, but is not required to, declare and pay non-cumulative dividends in cash or capital stock from unrestricted retained earnings and current earnings. All shares of capital stock share in any dividend without preference. Dividends are computed on the average daily balance of capital stock outstanding during the relevant time period. The Bank may not pay a dividend if the Bank is not in compliance with any of its regulatory capital requirements or if a payment would cause the Bank to fail to meet any of its regulatory capital requirements.

The 10 largest holders of the Bank's regulatory capital stock held $3,373, or 65.9 percent, and $3,436, or 66.5 percent, as of December 31, 2015 and 2014, respectively.
Mandatorily Redeemable Capital Stock. Dividends on mandatorily redeemable capital stock, recorded as interest expense, were $1 for the years ended December 31, 2015, 2014, and 2013.
The following table presents the activity in mandatorily redeemable capital stock.

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$19	$24	$40
Net reclassification from capital during the year	21	7	9
Repurchase/redemption of mandatorily redeemable capital stock	(26)	(12)	(25)
Balance, end of year	$14	$19	$24

The Bank's outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock as of December 31, 2015. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2015	2014
Due in one year or less	$7	$9
Due after one year through two years	1	8
Due after two years through three years	—	1
Due after four years through five years	6	1
Total	$14	$19

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 16—Accumulated Other Comprehensive Income
The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2012	$(17)	$(41)	$—	$(58)
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	(1)	(1)
Noncredit other-than-temporary impairment losses transferred	—	(1)	1	—
Net change in fair value	—	167	—	167
Actuarial gain	3	—	—	3
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive income	4	166	—	170
Balance, December 31, 2013	(13)	125	—	112
Other comprehensive income before reclassifications:
Net change in fair value	—	(10)	—	(10)
Actuarial loss	(11)	—	—	(11)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	—	3
Amortization of pension and postretirement (1)	1	—	—	1
Net current period other comprehensive loss	(10)	(7)	—	(17)
Balance, December 31, 2014	(23)	118	—	95
Other comprehensive income before reclassifications:
Net change in fair value	—	(28)	—	(28)
Actuarial gain	1	—	—	1
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	5	—	5
Amortization of pension and postretirement (1)	2	—	—	2
Net current period other comprehensive income (loss)	3	(23)	—	(20)
Balance, December 31, 2015	$(20)	$95	$—	$75
____________
(1) Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 17—Pension and Postretirement Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Plan), a tax-qualified defined-benefit pension plan. The Pentegra Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable to the Pentegra Plan. Under the Pentegra Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Plan covers substantially all officers and employees of the Bank hired before March 1, 2011.

The Pentegra Plan operates on a fiscal year from July 1 through June 30. The Pentegra Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888, and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Bank.

The Pentegra Plan's annual valuation process includes separately calculating the plan's funded status and the funded status of each participating employer. The funded status is defined as the fair value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2014. The contributions made by the Bank during 2015 and 2014 were more than five percent of the total contributions for the Pentegra Plan years ended June 30, 2014 and 2013.

The following table presents information on Pentegra Plan net pension cost and funded status.

	2015	2014	2013
Net pension cost charged to compensation and benefit expense for the year ended December 31	$11	$10	$7
Pentegra Plan funded status as of July 1(1)	106.89%	111.44%	101.31%
Bank's funded status as of the plan year end	108.82%	114.16%	99.60%
____________
(1) The Pentegra Plan's funded status as of July 1 is preliminary and may increase because the plan's participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2016 for the plan year ended June 30, 2015 and through March 15, 2015 for the plan year ended June 30, 2014). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2017 for the plan year July 1, 2015 through June 30, 2016 and April 2016 for the plan year July 1, 2014 through June 2015. Form 5500 was filed in April 2015 for the plan year July 1, 2013 through June 30, 2014.

The Bank also participates in a qualified, defined contribution plan. The Bank's contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $2 to this plan during the years ended December 31, 2015, 2014, and 2013.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank's contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during the years ended December 31, 2015, 2014, and 2013.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan's liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank's minimum obligation from this plan was $2 and $1 as of December 31, 2015 and 2014, respectively. Operating expense includes deferred compensation and accrued earnings of $1 during the year ended December 31, 2015, and less than $1 during the years ended December 31, 2014, and 2013.

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

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $51 and $48 as of December 31, 2015 and 2014, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $6, $4, and $5 for the years ended December 31, 2015, 2014 and 2013, respectively. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of $3 for the year ended December 31, 2015, a loss of $10 for the year ended December 31, 2014, and income of $4 for the year ended December 31, 2013.

The financial amounts related to the Bank's supplemental nonqualified defined benefit pension plan and postretirement health benefit plan are not material to the Bank's financial condition or results of operations.

Note 18—Derivatives and Hedging Activities
Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and on its funding sources that finance these assets. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and funding sources. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits.
The Bank enters into derivatives to manage the exposure to interest-rate risk that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulations and the Bank's risk management policy prohibit the trading or speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the Bank's financial management strategy.

The most common ways in which the Bank uses derivatives are to:

•
preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance) by converting both fixed-rate instruments to a variable rate using interest-rate swaps;

•	reduce funding costs by combining a derivative with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	reduce the interest-rate sensitivity and repricing gaps of assets and liabilities;

•	mitigate the adverse earnings effects from the shortening or lengthening of certain assets (e.g., mortgage assets);

•	protect the value of existing asset or liability positions;

•	manage embedded options in assets and liabilities; and

•	achieve overall asset/liability management objectives.
Application of Derivatives
General. The Bank may use derivatives to, in effect, adjust the terms, repricing frequency, or option characteristics of financial instruments in order to achieve its risk management and funding objectives. The Bank uses derivatives in the following three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset or liability management. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives to manage embedded options in assets and liabilities, to hedge the fair value of existing assets and liabilities, to hedge the duration risk of prepayable instruments, to offset exactly other derivatives executed with members (when the Bank serves as an intermediary), and to reduce funding costs.

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

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.
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
Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank against future interest rate changes when it is planning to lend or borrow funds in the future. The Bank may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date, and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest-Rate Cap and Floor Agreements. In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or cap) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or floor) price. Caps may be used in conjunction with liabilities, and floors may be used in conjunction with assets. Caps and floors are designed to protect against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.
Types of Hedged Items
At inception, the Bank documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to (1) assets and liabilities on the Statements of Condition; or (2) firm commitments. The Bank also formally assesses (both at the hedge's inception and at least quarterly on an ongoing basis) whether the derivatives that it uses in hedging relationships have been effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances in conjunction with the associated interest-rate risk on advances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror cash outflows that the Bank pays on the consolidated

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

obligation in timing and amount. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-value hedges. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.
Advances. The Bank offers a variety of advance structures to meet members' funding needs. These advances may have maturities of up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the Bank's funding liabilities. In general, whenever a member executes a fixed- or a variable-rate advance with embedded options, the Bank simultaneously will execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap in which the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair-value hedge.
Mortgage Assets. The Bank has invested in mortgage assets. The prepayment options embedded in mortgage assets may shorten or lengthen the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest-rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may use derivatives to match the expected prepayment characteristics of the mortgages.
Options (interest-rate caps, interest-rate floors and/or options) also may be used to hedge prepayment risk on the mortgages. Many options are not identified to specific mortgages and therefore, do not receive fair-value or cash-flow hedge accounting treatment. The Bank also may purchase interest-rate caps and floors, swaptions, callable swaps, calls, and puts to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid non-qualifying hedges against the prepayment risk of the loans, they do not receive either fair-value or cash-flow hedge accounting. These derivatives are marked-to-market through earnings.
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
The Bank also may enter into a fair value hedge of a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap functions as the hedging instrument for both the firm commitment and the subsequent advance. The basis movement associated with the firm commitment is recorded as a basis adjustment of the advance at the time the commitment is terminated and the advance is issued. The basis adjustment is then amortized into interest income over the life of the advance using the level-yield method.
Investments. The Bank invests in MBS, U.S. agency obligations, certificates of deposit, and the taxable portion of state or local housing finance agency obligations. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features, by hedging the prepayment risk with caps or floors, or by adjusting the duration of the securities by using derivatives to modify the cash flows of the securities. Investment securities may be classified as trading, available-for-sale, or held-to-maturity.
The Bank also may manage the risk arising from changing market prices and volatility of investment securities classified as trading by entering into derivatives (non-qualifying hedges) that offset the changes in fair value of these securities.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of December 31,
	2015			2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$80,290	$312	$(1,467)	$103,004	$454	$(1,995)
Derivatives not designated as hedging instruments:
Interest rate swaps	3,008	10	(74)	6,348	12	(131)
Interest rate caps or floors	16,500	15	(10)	16,500	20	(13)
Total derivatives not designated as hedging instruments	19,508	25	(84)	22,848	32	(144)
Total derivatives before netting and collateral adjustments	$99,798	337	(1,551)	$125,852	486	(2,139)
Netting adjustments and cash collateral (1)		(161)	1,427		(374)	1,955
Derivative assets and derivative liabilities		$176	$(124)		$112	$(184)
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,293 and $1,613 as of December 31, 2015 and 2014, respectively. Cash collateral received and related accrued interest was $27 and $32 as of December 31, 2015 and 2014, respectively.

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Years Ended December 31,
	2015	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$269	$147	$180
Derivatives not designated as hedging instruments:
Interest rate swaps	53	57	102
Interest rate caps or floors	(2)	(14)	6
Net interest settlements	(59)	(70)	(84)
Total net (losses) gains related to derivatives not designated as hedging instruments	(8)	(27)	24
Net gains on derivatives and hedging activities	$261	$120	$204

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Year Ended December 31, 2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$448	$(169)	$279	$(713)
Consolidated obligations:
Bonds	(93)	81	(12)	469
Discount Notes	(6)	8	2	9
Total	$349	$(80)	$269	$(235)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(152)	$297	$145	$(875)
Consolidated obligations bonds	135	(133)	2	497
Total	$(17)	$164	$147	$(378)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2013
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$1,880	$(1,678)	$202	$(1,033)
Consolidated obligation bonds	(868)	846	(22)	602
Total	$1,012	$(832)	$180	$(431)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The Bank is subject to credit risk to its derivative transactions due to the risk of nonperformance by counterparties and manages this risk through credit analysis, collateral requirements, and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

The Bank presents derivative instruments and the related cash collateral (including initial and variation margin) that is received or pledged, plus the associated accrued interest on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	As of December 31,
	2015		2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$260	$(1,159)	$439	$(1,757)
Cleared derivatives	77	(392)	47	(382)
Total gross recognized amount	337	(1,551)	486	(2,139)
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(258)	1,035	(438)	1,573
Cleared derivatives	97	392	64	382
Total gross amounts of netting adjustments and cash collateral	(161)	1,427	(374)	1,955
Derivative assets and derivative liabilities:
Uncleared derivatives	2	(124)	1	(184)
Cleared derivatives	174	—	111	—
Total derivative assets and total derivative liabilities	176	(124)	112	(184)
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	2	—	1	—
Net unsecured amounts: (2)
Uncleared derivatives	—	(124)	—	(184)
Cleared derivatives	174	—	111	—
Total net unsecured amount	$174	$(124)	$111	$(184)
____________

(1)
Collateral held with respect to derivatives with member institutions, in which the Bank is acting as an intermediary, represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)
The Bank had net credit exposure of $170 and $110 as of December 31, 2015 and 2014, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2015 was $913, for which the Bank has posted collateral with a fair value of $792 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $92 of collateral at fair value to its uncleared derivative counterparties as of December 31, 2015.

Note 19—Estimated Fair Values

The Bank records trading securities, available-for-sale securities, derivative assets and liabilities, and grantor trust assets (publicly-traded mutual funds) at estimated fair value on a recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction, the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2015 and 2014.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2015 and 2014.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of December 31, 2015 and 2014.

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

	As of December 31, 2015
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,212	$—	$—	$1,212
Another FHLBank’s bond	—	52	—	—	52
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,265	—	—	1,265
Available-for-sale securities:
Private-label residential MBS	—	—	1,662	—	1,662
Derivative assets:
Interest-rate related	—	337	—	(161)	176
Grantor trust (included in Other assets)	31	—	—	—	31
Total assets at fair value	$31	$1,602	$1,662	$(161)	$3,134
Liabilities
Derivative liabilities:
Interest-rate related	$—	$(1,551)	$—	$1,427	$(124)
Total liabilities at fair value	$—	$(1,551)	$—	$1,427	$(124)
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of year	$1,981	$2,299	$2,676
Transfer of private-label MBS from held-to-maturity to available-for-sale	—	—	11
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(5)	(3)	—
Included in other comprehensive income (2)	(23)	(7)	167
Accretion of credit losses in net interest income	42	34	10
Settlements	(333)	(342)	(565)
Balance, end of year	$1,662	$1,981	$2,299
____________

(1)	Related to available-for-sale securities held at year end.

(2)
This amount is included in other comprehensive income within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following tables present the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of December 31, 2015 and December 31, 2014, for which a nonrecurring fair value adjustment was recorded during the periods presented.

	As of December 31, 2015
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

Investment Securities. The Bank obtains prices from four designated third-party pricing vendors, when available, to estimate the fair value of its investment securities. The pricing vendors use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all investment securities valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

The Bank periodically conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for U.S. agency and private-label MBS.

The Bank's valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis does not provide evidence that an outlier is more representative of the fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received as of December 31, 2015 and 2014. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2015 and 2014.

As an additional step for certain securities, the Bank reviewed the final fair value estimates of its private-label MBS holdings for reasonableness using an implied yield test. The Bank calculated an implied yield for certain of its private-label MBS using the estimated fair value derived from the process described above and the security's projected cash flows derived from the Bank's other-than-temporary impairment process. This implied yield was compared to the market yield for comparable securities according to a third source to the extent comparable market yield data was available. This analysis did not indicate that any material adjustments to the fair value estimates were necessary.
Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the equivalent to the replacement advance rates for advances with similar terms. The Bank calculates its replacement advance rates at a spread to its cost of funds. The Bank's cost of funds approximates the consolidated obligation curve (See "Consolidated Obligations" paragraph within this note for a discussion of the consolidated obligation curve). To estimate the fair values of advances with optionality, market-based expectations of future interest rate volatility implied from current market

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

prices for similar options are also used. In accordance with the Finance Agency's advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient enough to make the Bank financially indifferent to the borrower's decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized.
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
Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2015 and 2014.
Grantor Trust Assets. Grantor trust assets, recorded in "Other assets" on the Statements of Condition, are carried at estimated fair value based on quoted market prices.
Interest-bearing Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rate used in these calculations is based on LIBOR.
Consolidated Obligations. The Bank calculates the fair value of consolidated obligation bonds and discount notes by calculating the present value of future cash flows using cost of funds as the discount rate. The Office of Finance constructs an internal curve, referred to as the consolidated obligation curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent government-sponsored enterprise trades, and secondary market activity. To estimate the fair values of consolidated obligations with optionality, the Bank uses market based expectations of future interest rate volatility implied from current market prices for similar options.
Mandatorily Redeemable Capital Stock. The fair value of mandatorily redeemable capital stock is par value and also includes estimated dividends earned at the time of reclassification from capital to liabilities, until such amount is paid. Capital stock can be acquired by members only at par value and redeemed by the Bank at par value. Capital stock is not traded and no market mechanism exists for the exchange of capital stock outside the cooperative structure.
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2015 and 2014. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,751	$1,751	$1,751	$—	$—	$—
Interest bearing-deposits	1,088	1,088	—	1,088	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	5,421	5,421	—	5,421	—	—
Trading securities	1,265	1,265	—	1,265	—	—
Available-for-sale securities	1,662	1,662	—	—	1,662	—
Held-to-maturity securities	23,239	23,263	—	22,179	1,084	—
Advances	104,168	104,021	—	104,021	—	—
Mortgage loans held for portfolio, net	584	647	—	646	1	—
Accrued interest receivable	171	171	—	171	—	—
Derivative assets	176	176	—	337	—	(161)
Grantor trust assets (included in Other assets)	31	31	31	—	—	—
Liabilities:
Interest-bearing deposits	(1,084)	(1,084)	—	(1,084)	—	—
Consolidated obligations, net:
Discount notes	(69,436)	(69,432)	—	(69,432)	—	—
Bonds	(63,958)	(63,940)	—	(63,940)	—	—
Mandatorily redeemable capital stock	(14)	(14)	(14)	—	—	—
Accrued interest payable	(127)	(127)	—	(127)	—	—
Derivative liabilities	(124)	(124)	—	(1,551)	—	1,427
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

Note 20—Commitments and Contingencies
Consolidated obligations are backed only by the financial resources of the FHLBanks. At any time, the Finance Agency may require any FHLBank to make principal or interest payments due on any consolidated obligations, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. No FHLBank has ever had to assume or pay the consolidated obligation of another FHLBank.

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $771,948 and $718,218 as of December 31, 2015 and 2014, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2015 and 2014. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of December 31, 2015 and 2014.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2015			2014
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,693	$23,823	$32,516	$7,409	$23,519	$30,928
Commitments to fund additional advances	207	100	307	189	20	209
Unsettled consolidated obligation bonds, at par (2)	25	—	25	100	—	100
Unsettled consolidated obligation discount notes, at par (2)	100	—	100	50	—	50
____________

(1)
Expire within one year includes 11 standby letters of credit for a total of $29 and 17 standby letters of credit for a total of $25 as of December 31, 2015 and 2014, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. The Bank's unsettled consolidated obligation bonds that were hedged with associated interest rate swaps that had traded but not yet settled were $25 and $100 as of December 31, 2015 and 2014, respectively. The Bank's unsettled consolidated obligation discount notes that were hedged with associated interest rate swaps that had traded but not yet settled were $0 and $50 as of December 31, 2015 and 2014, respectively.

The Bank issues standby letters of credit on behalf of its members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary's draw, the Bank in its discretion may convert such paid amount to an advance to the member and will require a corresponding activity-based capital stock purchase.

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

The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $136 and $152 as of December 31, 2015 and 2014, respectively. Based on the Bank's credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of December 31, 2015 and 2014. Such commitments would be recorded as derivatives at their fair values.

The Bank charged to operating expenses net rental costs of $2 for the years ended December 31, 2015, 2014, and 2013.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 21—Transactions with Shareholders
The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank's capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the FHLBank Act, and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. Transactions with any member that has an officer or director, who is also a director of the Bank, are subject to the same Bank policies as transactions with other members.

Related Parties. In accordance with GAAP, financial statements are required to disclose material related-party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business. Under GAAP, related parties include owners of more than 10 percent of the voting interests of the Bank. Due to limits on member voting rights under the FHLBank Act and Finance Agency regulations, no member owned more than 10 percent of the total voting interests. Therefore, the Bank had no related party transactions required to be disclosed for the periods presented.

Shareholder Concentrations. The Bank considers shareholder concentration as members or non-members with regulatory capital stock outstanding in excess of 10 percent of the Bank's total regulatory capital stock. The following tables present transactions with shareholders whose holdings of regulatory capital stock exceed 10 percent of total regulatory capital stock outstanding.

	As of December 31, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$869	16.99	$20,095	19.54	$2	0.18
Navy Federal Credit Union	643	12.57	14,773	14.36	—	0.01
Bank of America, National Association	579	11.31	13,262	12.89	—	0.01

	As of December 31, 2014
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$803	15.54	$17,512	17.89	$—	0.01
Capital One, National Association	792	15.32	17,265	17.64	2	0.20
During 2013, the Bank and certain of its defendants agreed to settle claims arising from certain investments in private-label mortgage-backed securities.  The gross settlement of these claims was $40, resulting in a gain of $33, net of legal fees and expenses, which is recorded in Noninterest income (loss) as "Gain on litigation settlements, net" on the Statements of Income. Included in these settlements was $25 (net of legal fees and expenses) related to one of the Bank’s members.

Note 22—Transactions with Other FHLBanks

The Bank's activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks; however, there were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2015 and 2014. Additionally, interest income on loans to and interest expense on borrowings from other FHLBanks was less than $1 for the years ended December 31, 2015, 2014, and 2013.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2015	2014	2013
Investing activities:
Loans made to other FHLBanks	$(11,759)	$(990)	$(305)
Principal collected on loans made to other FHLBanks	11,759	990	305
Net change in loans made to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$927	$1,038	$2,270
Payments of short-term borrowings from other FHLBanks	(927)	(1,038)	(2,270)
Net change in borrowings from other FHLBanks	$—	$—	$—

Investment in Another FHLBank's Consolidated Obligation Bond. The Bank's investment securities that are classified as trading include a consolidated obligation bond for which FHLBank Chicago is the primary obligor. The balance of this investment is presented in Note 5—Trading Securities. This consolidated obligation bond was purchased in the open market from a third party and is accounted for in the same manner as other similarly classified investments. Interest income earned on the consolidated obligation bond for which FHLBank Chicago is the primary obligor totaled $9 for the years ended December 31, 2015, 2014 and 2013.

Mortgage Loan Service Fees and Loan Participations. Beginning in 2005, the Bank began paying a fee to FHLBank Chicago for services performed by it related to one of the programs through which the Bank historically purchased mortgage loans. These fees totaled less than $1 for the years ended December 31, 2015, 2014 and 2013.

Mortgage Loan Purchases of Participation Interests from Other FHLBanks. In 2000 and 2001, the Bank, together with FHLBank Pittsburgh and FHLBank Chicago, participated in the funding of one master commitment with a member of FHLBank Pittsburgh. The Bank's outstanding balance related to these mortgage loan assets was $1 as of December 31, 2015.

Note 23— Subsequent Events

On March 10, 2016, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2015. The Bank will pay the fourth quarter 2015 dividend on March 15, 2016, in the amount of $53.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

The following tables present supplementary financial information for each quarter in the years ended December 31, 2015 and 2014 (in millions).

	For the Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$202	$186	$36	$184	$608
Interest expense	110	91	84	80	365
Net interest income (expense)	92	95	(48)	104	243
(Reversal) provision for credit losses	(1)	1	—	(1)	(1)
Noninterest income	22	7	176	20	225
Noninterest expense	37	33	31	34	135
Affordable Housing Program assessments	7	7	10	9	33
Net income	$71	$61	$87	$82	$301

	For the Year Ended December 31, 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$180	$134	$178	$186	$678
Interest expense	85	88	86	96	355
Net interest income	95	46	92	90	323
(Reversal) provision for credit losses	(1)	(2)	2	(4)	(5)
Noninterest income	5	67	10	23	105
Noninterest expense	37	32	32	31	132
Affordable Housing Program assessments	6	9	6	9	30
Net income	$58	$74	$62	$77	$271

Investment Portfolio

The following table presents supplementary financial information on the Bank's investments (dollars in millions).

	As of December 31,
	2015					2014	2013
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Trading securities:
Government-sponsored enterprises debt obligations	$943	$214	$55	$—	$1,212	$1,208	$1,601
Another FHLBank's bond	52	—	—	—	52	60	65
State and local housing agency debt obligations	—	1	—	—	1	1	1
Total trading securities	995	215	55	—	1,265	1,269	1,667
Yield on trading securities	5.48%	2.24%	2.65%	0.00%

Available-for-sale securities:
Private-label residential MBS	$—	$2	$3	$1,657	1,662	1,981	2,299
Yield on available-for-sale securities	0.00%	4.75%	5.95%	5.28%

Held-to-maturity securities:
State and local housing agency debt obligations	1	75	—	—	76	81	92
Government-sponsored enterprises debt obligations	650	5,043	—	—	5,693	6,667	3,738
Mortgage-backed securities:
U.S. agency obligations- guaranteed single-family residential	—	—	4	275	279	366	465
Government-sponsored enterprises single-family residential	—	295	233	11,430	11,958	13,665	13,311
Government-sponsored enterprises multifamily commercial	—	464	3,336	340	4,140	1,663	641
Private-label residential	—	73	1	1,019	1,093	1,455	1,929
Total held-to-maturity securities	651	5,950	3,574	13,064	23,239	23,897	20,176
Yield on held-to-maturity securities	0.43%	0.88%	0.87%	1.45%

Total investment securities	$1,646	$6,167	$3,632	$14,721	26,166	27,147	24,142
Yield on total investment securities	3.52%	0.93%	0.91%	1.86%

Interest-bearing deposits	$1,088	$—	$—	$—	1,088	1,010	1,007
Securities purchased under agreements to resell	2,500	—	—	—	2,500	1,960	—
Federal funds sold	5,421	—	—	—	5,421	6,385	1,795
Total investments	$10,655	$6,167	$3,632	$14,721	$35,175	$36,502	$26,944

The following table presents securities the Bank held with the following issuer with a carrying value greater than 10 percent of the Bank's total capital. These amounts include securities issued by the issuer's holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2015
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$1,384	$1,379

Loan Portfolio

The following table presents the Bank's outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans (in millions).

	As of December 31,
	2015	2014	2013	2012	2011
Advances	$104,168	$99,644	$89,588	$87,503	$86,971
Real estate mortgages (1)	$586	$749	$929	$1,255	$1,639
Nonaccrual real estate mortgages, unpaid principal balance	$18	$33	$51	$77	$88
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (2)	$3	$5	$9	$10	$15
Troubled debt restructurings, unpaid principal balance (not included above) (3)	$13	$11	$11	$9	$6
Interest contractually due during the year	$2
Interest actually received during the year	$—
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

Summary of Loan Loss Experience

The following table presents the allowance for credit losses on domestic real estate mortgage loans (in millions).

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Balance, beginning of year	$3	$11	$11	$6	$1
(Reversal) provision for credit losses	(1)	(5)	5	6	5
Charge-offs	—	(3)	(4)	(1)	—
Mortgage loans transferred to held for sale	—	—	(1)	—	—
Balance, end of year	$2	$3	$11	$11	$6
Ratio of net charge-offs during the period to average loans outstanding during the period (in basis points)	4	39	35	4	—

The following table presents the allocation of the allowance for credit losses on mortgage loans (dollars in millions).

	As of December 31,
	2015		2014		2013		2012		2011
	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)
Single-family residential mortgages	$2	100	$3	100	$11	100	$10	98	$5	99
Multifamily residential mortgages	—	—	—	—	—	—	1	2	1	1
Total	$2	100	$3	100	$11	100	$11	100	$6	100
____________
(1) Amount allocated for credit losses on mortgage loans.
(2) Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding the Bank's short-term borrowings (dollars in millions).

	As of and for the Years Ended December 31,
	2015	2014	2013
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$69,436	$37,162	$32,202
Weighted average interest rate at the end of the year	0.27%	0.10%	0.11%
Daily average outstanding for the year	$42,330	$29,899	$23,408
Weighted average interest rate for the year	0.14%	0.10%	0.11%
Maximum amount outstanding at any month-end during the year	$69,436	$37,162	$32,202

Consolidated obligation bonds:
Amount outstanding at the end of the year	$13,279	$31,138	$24,139
Weighted average interest rate at the end of the year	0.26%	0.11%	0.13%
Daily average outstanding for the year	$20,262	$31,461	$25,217
Weighted average interest rate for the year	0.18%	0.14%	0.16%
Maximum amount outstanding at any month-end during the year	$26,773	$36,529	$30,692

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures

The Bank's President and Chief Executive Officer and the Bank's Executive Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2015, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank's management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management's Assessment of Internal Control Over Financial Reporting

The Bank's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank's management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2015. In making this assessment, the Bank's management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank's internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2015, there were no changes in the Bank's internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	52	President and Chief Executive Officer
Kirk R. Malmberg	55	Executive Vice President and Chief Financial Officer
Cathy C. Adams	56	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	47	Executive Vice President and Chief Business Officer
Robert C. Bennett	61	Senior Vice President and Chief Information Officer
Julia S. Brown	51	Senior Vice President, Corporate Secretary
Bryan Delong	52	Senior Vice President, Director of Human Resources and Staff Services
Arthur L. Fleming	57	Senior Vice President, Director of Community Investment Services
Annette Hunter	51	Senior Vice President, Director of Accounting Operations
Haig H. Kazazian, III	50	Senior Vice President, Treasurer
Robert S. Kovach	52	Senior Vice President, Chief Credit Officer
Eric M. Mondres	61	Senior Vice President, Director of Government and Industry Relations
Reginald T. O'Shields	45	Senior Vice President, General Counsel
Richard A. Patrick	60	Senior Vice President, Chief Audit Officer
William T. Shaw	44	First Vice President, Controller
Ken Yoo	45	Senior Vice President, Chief Risk Officer

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

Bryan Delong has served as senior vice president, director of human resources and staff services, since September 1, 2011. Mr. Delong is responsible for developing and executing the Bank's human resources and total reward strategies. Mr. Delong also leads the Bank's staff services and property management functions, which include facilities operations, security, print and mail services, and procurement. A 23-year veteran of the Bank, Mr. Delong previously served as the assistant director of human resources with responsibility for managing the Bank's compensation, benefits, human resources information systems, and employee development programs. Prior to joining the Bank in March 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. Mr. Delong holds an M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

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

William T. Shaw has served as first vice president and controller of the Bank since June 28, 2014. Mr. Shaw oversees financial reporting, accounting policy, and derivatives hedge accounting. From 2009 to 2013 he served as vice president, director of accounting policy. Mr. Shaw was promoted to director of accounting policy and financial reporting in June, 2013 and to first vice president in January, 2014. Before joining the Bank as assistant vice president, manager of accounting policy in July, 2008, Mr. Shaw served as vice president of accounting and assistant controller for First Charter Corporation, director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and various manager roles with PricewaterhouseCoopers LLP. He received his B.S. in accounting and master’s degree in accountancy from Brigham Young University. He is also a certified public accountant.

Ken Yoo has served as chief risk officer since April 1, 2011. On January 1, 2013, he was promoted from first vice president to senior vice president. Mr. Yoo directs the Bank's enterprise risk management function and is responsible for overseeing enterprise-wide risk assessment and reporting functions, financial risk modeling, as well as model validation efforts for the Bank. Mr. Yoo joined the Bank in 2006 as manager of risk reporting and analysis and was promoted to director of enterprise risk management and then deputy chief risk officer prior to his current position. Prior to joining the Bank, Mr. Yoo was employed by the Office of Federal Housing Enterprise Oversight (which was subsequently merged into the Finance Agency pursuant to the Housing Act), where he was a senior member of its supervisory group since 2005. Previously, Mr. Yoo was employed in various senior risk management consulting positions at BearingPoint, Inc. and at Merrill Lynch & Co. Mr. Yoo earned a Masters in International Affairs from George Washington University, an M.B.A. from Yonsei University in Seoul, Korea, and a B.A. in Economics from Virginia Tech.

Directors

The FHLBank Act provides that an FHLBank's board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2016, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships. At least two of the independent directors must be public interest directors.

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

Member Directors

Candidates for member directorships in a particular state are nominated by members in that state. FHLBank Boards are not permitted to nominate or elect member directors, except for vacant member directorships. Finance Agency regulations require that:

•	a member directorship be held only by an officer or director of a member institution located within the Bank's district;

•	the member institution meet all minimum capital requirements established by its regulator(s); and

•	the member institution be a member as of the record date established for the election of the member director.

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

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. For the 2015 elections, the board of directors did not identify any particular qualifications as part of its election notification process.

Independent Directors

Candidates for independent directorships are nominated by the Bank's board of directors. Finance Agency regulations require that an independent directorship be held only by an individual:

•	who is a bona fide resident of the Bank's district;

•	who is not a director, officer, or employee of a member institution or of any recipient of advances from the Bank; and

•	who is not an officer of any FHLBank.

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

For independent directorships, candidates are elected on a district-wide basis, with the candidate receiving the most votes being declared the winner. Candidates running unopposed must receive at least 20 percent of the number of votes eligible to be cast. If an unopposed candidate receives less than 20 percent of eligible votes, a new election must be conducted.

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

The following table presents information regarding each of the Bank's directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director
Travis Cosby, III (1)	57	2014	12/31/2017
Suzanne S. DeFerie (1)	59	2015	12/31/2016
R. Thornwell Dunlap, III (1)	58	2016	12/31/2019
Michael P. Fitzgerald (1)	59	2014	12/31/2017
F. Gary Garczynski (2)(3)	69	2007	12/31/2016
William C. Handorf (2)	71	2007	12/31/2019
Jonathan Kislak (2)	67	2008	12/31/2018
LaSalle D. Leffall, III (2)	53	2007	12/31/2016
Kim C. Liddell (1)	55	2015	12/31/2018
Miriam Lopez (1)	65	2008	12/31/2018
John C. Neal (1)	66	2013	12/31/2016
H. Gary Pannell (2)	78	2008	12/31/2019
Robert L. Strickland, Jr. (2)(3)	64	2007	12/31/2017
Richard A. Whaley (1)	56	2013	12/31/2018
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

Chairman of the board, F. Gary Garczynski, has served as the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, since 1997. Mr. Garczynski served as chairman of the National Housing Endowment from 2004 to 2010 and continues to serve on its executive committee. He previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builders Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski serves a gubernatorial appointment through 2016 as the Northern Virginia Director to the Commonwealth Transportation Board and the Northern Virginia Transportation Authority. Mr. Garczynski's public interest experience in housing, affordable housing and housing policy supported his nomination as a public interest director.

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

Travis Cosby, III has served as chairman of the board of First Community Bank of Central Alabama in Wetumpka, Alabama, since January 1, 2013, having previously served as president from 2001 to 2011 as well as chief executive officer from 2004 to 2012. He has over 30 years of banking experience and served in operations, lending, investment portfolio management, and funds management positions. He worked at Union Planters Bank from 1998 to 2001, achieving the title of city president, after rising to executive vice president during his tenure at First National Bank of Wetumpka from 1982 to 1998. From 1980 to 1982, Mr. Cosby worked at Jackson Thornton and Co., CPAs. He earned a B.S. in accounting from Auburn University, and became a certified public accountant in June 1982. Mr. Cosby is a past chairman and current board member of the Alabama Bankers Association, Inc.

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

R. Thornwell Dunlap, III has served as president and chief executive officer of Countybank since 1995 and chairman of its holding company, TCB Corporation, since 2001. He served on the South Carolina Bankers Association Board of Directors from 2013 to 2015 and is a past chairman of the Independent Banks of South Carolina Board of Directors. Mr. Dunlap also serves on the Greenwood Partnership Alliance Board of Directors and Executive Committee and is a past chairman. Mr. Dunlap served on the Piedmont Technical College Foundation Board of Directors from 1995 to 2004, and returned to serve in 2010 to present. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chairman of the Greenwood Rotary Club.

Michael P. Fitzgerald is chairman, president and chief executive officer of Bank of Georgetown, located in Washington, D.C. Mr. Fitzgerald co-founded Bank of Georgetown in 2005 and oversees strategic planning, overall bank management and daily operations. Mr. Fitzgerald has more than 34 years of experience in commercial banking in the Greater Washington, D.C. area. From 1998 through 2003, he served as senior vice president of Sequoia Bank, overseeing all commercial banking operations in Maryland as well as government contractor banking efforts throughout the region. Mr. Fitzgerald began his banking career with Riggs Bank, where he served for 15 years in several capacities, including corporate banking, special assistant to the chairman, and from 1988 through 1994, was named president and chief executive officer of The Riggs National Bank of Maryland. Throughout his career, Mr. Fitzgerald has been active in a number of civic, cultural and educational organizations. He currently serves on the board of trustees of Marymount University and Providence Hospital, as a board member and former president of The Friendly Sons of St. Patrick of Washington, D.C. Mr. Fitzgerald also serves as a member of the Community Depository Institutions Advisory Council of the Federal Reserve Bank of Richmond. Mr. Fitzgerald's experience in accounting, financial management, organizational management, project development, credit and collateral, board service, and community banking supported his appointment to fill the membership directorship vacancy.

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
LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation's largest nonprofit owners of affordable multifamily housing, and served as president, chief operating officer, and chief financial officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds from 2011 through the present. He is a member of the New York State Bar, District of Columbia Bar, Council on Foreign Relations, The Federal City Council, and The Economic Club of Washington, D.C. Mr. Leffall earned a B.A., magna cum laude, in History from Harvard College followed by the simultaneous completion of a J.D., cum laude, from Harvard Law School and M.B.A. from Harvard Business School. Mr. Leffall's experience in finance, law, and affordable multifamily housing, and derivatives knowledge supported his nomination as an independent director.

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

John C. Neal has served as director of Union Bank & Trust, formerly known as Union First Market Bank, in Richmond, Virginia, since 2010, having served as its president from 2010 to 2015. From 2004 to 2010, he served as president and chief executive officer of Union Bank and Trust Company. Mr. Neal also served as Union Bankshares Corporation's executive vice president and chief banking officer from 2005 to 2015. Currently, Mr. Neal serves on the board of directors of Union Mortgage Group, a subsidiary of the Union Bank & Trust, and the board of directors of the Fredericksburg Regional Alliance. He also serves on the board of trustees of the Virginia Commonwealth University Foundation, the board of trustees of the Virginia Commonwealth University's Rice Rivers Center and the board of trustees of the Graduate School of Banking at Louisiana State University. He is a past board member and chairman of the Virginia Association of Community Banks. Mr. Neal has been active in numerous community development organizations, including the Rappahannock Economic Development Commission, and the Fredericksburg Industrial Development Authority.

H. Gary Pannell has served as special counsel with the law firm Jones, Walker, L.L.P. in Atlanta, Georgia since September 2008, previously having been a member with the law firm Miller Hamilton Snider & Odom, LLC in Atlanta, Georgia since 2001. He served as a trustee with the Atlanta Nehemiah Housing Trust, a fund to provide interest-free construction loans to build affordable housing for municipal employees from 2003 through 2009. From 1973 to 2000, he held leadership positions with the Office of the Comptroller of the Currency in Atlanta, Georgia, including district counsel for the Southeastern District and regional counsel, 6th National Bank Region. From 1988 through 2009, he served as treasurer of the Episcopal Diocese of Atlanta, and continues to serve as a trustee of the Diocesan Foundation, Inc., a non-profit corporation that makes loans for church buildings and homes for clerics. Mr. Pannell's experience in federal banking law, corporate governance, bank accounting, and community development supported his nomination as an independent director.

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

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors. None of the Bank's directors is an “inside” director. That is, none of the Bank's directors is a Bank employee or officer. Further, as the Bank's capital stock may only be owned by members, former members, and certain non-members, the Bank's directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency's director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of March 10, 2016, each of the Bank's directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 10, 2016, directors Garczynski, Handorf, Kislak, Leffall, and Pannell, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that is able to transact business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

It is possible that under the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director's institution at a specific time. The same reasoning applies to Mr. Strickland.

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, Liddell, Lopez, Garczynski, Neal, Pannell, Strickland and Whaley. As the Bank's Governance and Compensation Committee may only recommend actions to the full board regarding governance practices, compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE's standards for compensation committees. The board determined that, as of March 10, 2016, each of directors Garczynski, Handorf, Kislak, Leffall, and Pannell, was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Mr. Strickland was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Cosby, DeFerie, Fitzgerald, Garczynski, Handorf, Kislak, Leffall, and Whaley. The board determined that, as of March 10, 2016, each of directors Garczynski, Handorf, Kislak, and Leffall was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors DeFerie, Handorf, Kislak, Leffall, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 10, 2016, each of the Bank's directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency's standards applicable to the Bank's Audit Committee.

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

The board of directors establishes the Bank's risk management culture, including risk tolerances and risk management philosophies, by establishing its risk management system, overseeing its risk management activities, and adopting its risk appetite and RMP. The board reviews the risk appetite report on a quarterly basis and approves any changes as appropriate. The board receives regular updates on the Bank's key risks including an independent risk assessment. The board reviews the RMP at least annually and approves any amendments to it as appropriate. For further discussion of the risk appetite and the RMP, please see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Management. The board works with management to align the Bank's strategic activities and objectives within the parameters of the risk appetite framework and the RMP. The board utilizes committees as an integral part of overseeing risk management, including an audit committee, a credit and member services committee, an enterprise risk and operations committee, an executive committee, a finance committee, a governance and compensation committee, and a housing and community investment committee, with the following oversight responsibilities:

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

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices, compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2015 has at any time been an officer or employee with the Bank. None of the Bank's executive officers served during 2015 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the board of directors.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank's 2015 compensation program for its chief executive officer, chief financial officer, and three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank's “named executive officers.”

The Bank's named executive officers during 2015 are identified in the following table.

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Robert C. Bennett	Senior Vice President and Chief Information Officer

Philosophy and Objectives

The Bank's compensation philosophy and objectives are to attract, motivate, and retain high caliber financial services executives capable of achieving strategic business initiatives, enhancing business performance and increasing shareholder value. The Bank's compensation program is designed to reward this performance and enhanced value and to offer competitive compensation elements that align its executives' incentives with the interests of its members. To mitigate unnecessary or excessive risk-taking by executive management, the Bank's incentive compensation plan contains overall Bank performance goals that are dependent on an aggregation of transactions throughout the Bank and that cannot be individually altered by executive management. The incentive compensation plan contains quantitative components that are evaluated by the board of directors. Additionally, the board of directors maintains discretionary authority over all incentive compensation awards, giving the board of directors the flexibility to review Bank performance throughout the year and to adjust incentive compensation accordingly.

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

Incentive compensation. The Bank provides an annual cash award opportunity under its Incentive Compensation Plan (ICP) to executive officers based on the achievement of quantitative goals set and evaluated by the board of directors. To promote consistently high corporate performance on a long-term basis and enhance the retention of key senior executive officers, payment of a portion of any ICP granted is deferred and distributed over a three-year period, together with positive or negative returns (Deferred Incentive). If, as of the time any payment of the Deferred Incentive otherwise would be due, the board of directors has made a good faith determination that the Bank has not achieved certain financial performance requirements, the board of directors may in its sole discretion elect to reduce or eliminate such payment of Deferred Incentive.

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

The chief executive officer reviews and recommends to the board the base salary of the officers who report directly to him and who are senior vice president and higher level officers. The chief executive officer also determines the base salary of all other senior vice president officers (other than the chief audit officer) within an overall budget approved by the board of directors.

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Towers Watson to provide assistance in evaluating the Bank's executive compensation programs for 2015. Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank's executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank's business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation (including base salary and target incentive compensation), retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at certain comparable commercial banks and financial services organizations. The companies that were included in the peer groups for 2015 are listed below in "Compensation Decisions in 2015 - Overview." The board used this data to assess competitive levels of compensation for the Bank's executives and did not target any named executive officer's compensation to a specific percentile of such executive officer's comparable position in the peer groups.

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

Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2015.

Compensation Decisions in 2015
Overview
The board of directors bases its compensation decisions on both objective criteria related to the Bank's performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers' performance in 2015 were:

•	achievement of performance objectives for 2015 as determined by the board;

•	fulfillment of the Bank's public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank's size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank's 2015 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. His base salary during 2015 was $751,000, which represents a 4.02 percent increase from 2014. In determining the base salary for Mr. McMullan, the board considered data developed by Towers Watson regarding the cash compensation provided by two different groups:

(1) the following FHLBanks deemed to be of similar size and complexity based on total assets, advance activity, membership, and scope of operations (FHLB Peers):

•	FHLBank Boston

•	FHLBank Chicago

•	FHLBank Cincinnati

•	FHLBank Des Moines

•	FHLBank New York

•	FHLBank Pittsburgh

•	FHLBank San Francisco

and (2) the following commercial banks with assets between $20 billion and $65 billion (Commercial Bank Peers):

• Associated Banc-Corp        • First Horizon National
• Bank of the West        • Huntington Bancshares
• City National Bank        • People’s Bank
• Commerce Bancshares        • Popular
• East West Bank        • Webster Bank
• First Citizens Bank        • BOK Financial

The median asset size for the Commercial Bank Peers was $25.9 billion. According to the historical data provided to the board by Towers Watson, Mr. McMullan's salary was at the median base salary for the presidents of the FHLB Peers and below the median base salary for Commercial Bank Peers.

In order to review sufficient market data in determining the base salaries for Mr. Malmberg, and for Ms. Adams, Mr. Dozier, and Mr. Bennett, whose positions are not as precisely mirrored at other institutions, the board also considered compensation data supplied by Towers Watson from the following financial services organizations with assets between $20 billion and $65 billion (Financial Service Peers):

• Associated Banc-Corp        • Humana
• Bank of the West        • Huntington Bancshares
• BOK Financial        • People's Bank
• Chubb            • Phoenix Companies
• Cigna            • Popular
• City National Bank        • Progressive
• CNO Financial        • RGA Reinsurance Group
• Commerce Bancshares        • Synovus Financial Corporation
• Cullen Frost Bankers        • TD Ameritrade
• East West Bank        • Unum Group
• First Citizens Bank        • Visa
• First Horizon National        • Webster Bank
• Great American Insurance    • Wellpoint
• Hudson City Savings Bank

The median asset size for the Financial Service Peers was $29.7 billion.

According to the historical data provided to the board by Towers Watson, the base salaries of Mr. Malmberg, Ms. Adams, and Mr. Dozier were at or below the median base salaries for comparable positions at the considered FHLB Peers, and below the median base salaries for comparable positions at the considered Commercial Bank Peers and Financial Service Peers. Mr. Bennett's base salary was above the median base salaries for comparable positions at the considered FHLB Peers, and below the median base salaries for comparable positions at the considered Commercial Bank Peers. Following this review, the board opted to increase the existing base salaries for 2015 as follows:

• Mr. Malmberg to $473,000 (a 3.96 percent increase)
• Ms. Adams to $458,000 (a 4.09 percent increase)
• Mr. Dozier to $453,000 (a 4.14 percent increase)
• Mr. Bennett to $378,000 (a 2.72 percent increase)

Incentive Compensation

The following table presents the 2015 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2015 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	40.00	75.00	98.00
Executive Vice President	30.00	55.00	80.00
Senior Vice President	24.00	48.00	70.00

These percentages are consistent with award percentages established for 2014.
For 2015, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank's strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal's “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management's projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2015. A description of each of the performance metrics, and the performance against such metrics in 2015, is provided following the tables.

2015 Weights and Awards

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

The Shareholder Focus - Shareholder Activity goal measures the increase in the number of products and services utilized by members during 2015. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2015, over a product utilization baseline established as of December 31, 2014. The performance goals were 4 percent product utilization increase (threshold), 6 percent (target), and 10 percent (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall basis. Based on 2015 performance, the board awarded the maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. This goal was substantially the same for each named executive officer, and performance under these measures was determined on an overall basis. As of December 31, 2015, the Bank achieved a risk appetite performance score of 98.26 percent. Based upon that score, the board awarded an amount between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the ROE amount in excess of average three-month LIBOR. This performance measure reflects the Bank's ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. No adjustments were made for 2015. For 2015, the performance goals were 345 basis points (threshold), 375 basis points (target), and 400 basis points (maximum). In 2015 the Bank's ROE spread to three-month LIBOR was 431 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

In 2015, the board of directors did not establish individual performance award opportunities for the Bank's president and executive vice presidents. Mr. Bennett's individual goals were focused on risk management and information technology strategy.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2015 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	39.20	28.20	29.40	—	96.80	Target-Max	$726,968	$363,484
Kirk R. Malmberg	32.00	22.70	24.00	—	78.70	Target-Max	$372,251	186,126
Cathy C. Adams	32.00	22.70	24.00	—	78.70	Target-Max	$360,446	180,223
Robert F. Dozier, Jr.	32.00	22.70	24.00	—	78.70	Target-Max	$356,511	178,256
Robert C. Bennett	21.00	16.54	17.50	14.00	69.04	Target-Max	$260,971	130,486
The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank's return on equity for the applicable year) over three years (2017-2019) on the following schedule, subject to certain restrictions discussed above:

Deferred Incentive Fee Payout Schedule

Payment Year	Payment
2017	1/3 of balance (± 1-year return)
2018	1/2 of balance (± 2-year return)
2019	Remaining balance (± 3-year return)

If a named executive officer's employment with the Bank terminates for any reason prior to payment of any earned incentive compensation, all remaining payments (including Deferred Incentive) shall be forfeited, subject to certain limited exceptions if the named executive officer dies, becomes disabled, or retires with a combination of age and years of service to the Bank totaling at least 70.

Retirement Benefits

The named executive officers are eligible to participate in certain tax-qualified and non-qualified defined benefit pension plans and defined contribution and deferred compensation plans. These plans are described in more detail below in the sections entitled "Executive Compensation -- Pension Benefits" and "--Deferred Compensation."
The Bank's retirement benefit plans are a vital component of the Bank's retention strategy for executive officers, particularly because many other competing organizations provide executive officers with economic benefits based on equity interests in the employer, oftentimes in addition to similar retirement benefits.

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
Employment Agreement. The Bank entered into an Employment Agreement with Mr. McMullan, effective January 1, 2014 (Employment Agreement). Under the Employment Agreement, Mr. McMullan's employment with the Bank may be terminated by the Bank with or without “cause,” or by Mr. McMullan with or without “good reason,” as defined in the Employment Agreement. Unless earlier terminated by either party as provided therein, the Employment Agreement has a three-year term and will extend automatically for subsequent one-year periods unless either party elects not to renew. Pursuant to the Employment Agreement, the Bank provides Mr. McMullan with a $1,500 per month automobile allowance. Mr. McMullan is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives of the Bank. The Employment Agreement also provides for certain severance benefits for Mr. McMullan, which are discussed below under "Potential Payments upon Termination or Change in Control." This severance arrangement was an integral and necessary component of the Bank's strategy to recruit Mr. McMullan to the president and chief executive officer position.

Report of the Board of Directors

The board of directors of the Bank has reviewed and discussed the Compensation Discussion and Analysis above with management, and based on such review and discussion, the board of directors has determined that the Compensation Discussion and Analysis above should be included in the Bank's Annual Report on Form 10-K.

The board of directors of the Bank has primary responsibility for establishing and determining the Bank's compensation program. Therefore, this report is submitted by a majority of the board of directors.

BOARD OF DIRECTORS

F. Gary Garczynski, Chairman	Richard A. Whaley, Vice Chairman
Travis Cosby, III	Kim C. Liddell
Suzanne S. DeFerie	Miriam Lopez
Michael P. Fitzgerald	John C. Neal
William C. Handorf	H. Gary Pannell
Jonathan Kislak	Robert L. Strickland, Jr.
LaSalle D. Leffall, III

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2015, 2014, and 2013. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2015 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (1)	Non-Equity Incentive Plan Compensation (e) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (3)	All Other Compensation (g) (4)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2015	$751,000	$100	$757,270	$498,478	$64,679	$2,071,527
	2014	722,000	100	651,166	2,545,955	62,401	3,981,622
	2013	682,500	1,100	681,764	154,640	59,980	1,579,984
Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2015	473,000	100	387,308	245,184	29,244	1,134,836
	2014	455,000	100	327,033	964,617	28,301	1,775,051
	2013	428,000	100	334,624	3,730	25,730	792,184
Cathy C. Adams Executive Vice President and Chief Operations Officer	2015	458,000	100	374,990	335,020	28,319	1,196,429
	2014	440,000	100	316,213	1,556,293	26,840	2,339,446
	2013	414,000	100	323,601	348	25,158	763,207
Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer	2015	453,000	100	370,880	38,000	29,352	891,332
	2014	435,000	100	311,992	66,000	26,050	839,142
	2013	409,000	100	316,927	25,000	25,550	776,577
Robert C. Bennett Senior Vice President and Chief Information Officer	2015	378,000	100	271,837	65,000	23,267	738,204
	2014	368,000	200	236,608	122,000	22,865	749,673
	2013	354,500	100	240,396	34,000	22,805	651,801
____________
(1) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides the named executive officers a tax gross-up on this bonus, which amount is included in column (g). The 2014 bonus amount for Mr. Bennett and the 2013 bonus amount for Mr. McMullan also include award payments of $100 and $1,000, respectively, under the Bank's Service Award Program to recognize employees with five or more years of service. The Service Award Program is administered by the Bank's human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g).
(2) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2015, 2014, and 2013 pursuant to awards under the ICP, even though a portion of those awards were subject to certain mandatory deferral requirements. Fifty percent of the ICP awards for each year were subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2015 non-equity incentive compensation awards were subject to a 30 day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 18, 2016. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2015: $30,301 for Mr. McMullan, $15,057 for Mr. Malmberg, $14,544 for Ms. Adams, $14,368 for Mr. Dozier, and $10,866 for Mr. Bennett.
(3) The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer's aggregate pension benefits under the Bank's Qualified and Excess Plans, computed as described in footnote (1) to the 2015 Pension Benefits table, and (ii) all "above market" earnings earned under the Bank's non-qualified deferred compensation plans. Under SEC rules, "above-market" earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2015 above-market amounts for Mr. McMullan, Mr. Malmberg, and Ms. Adams were $33,478, $1,184, and $20, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(4) The amounts in column (g) for 2015 consist of the following amounts:

Name	Bank Contributions under the qualified 401(k) Plan (1)	Matching contributions under the Bank's non-qualified defined contribution benefit equalization plan	Perquisite (2)	Tax Gross-ups (3)	Total
W. Wesley McMullan	$14,757	$30,303	$19,617	$2	$64,679

Kirk R. Malmberg	8,732	19,648	862	2	29,244

Cathy C. Adams	7,970	19,510	837	2	28,319

Robert F. Dozier, Jr.	26,500	—	2,850	2	29,352

Robert C. Bennett	14,695	7,985	585	2	23,267

____________
(1) The Bank provided Mr. Dozier with $15,900 in matching 401(k) contributions and $10,600 in automatic 401(k) contributions.
(2) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank provided Mr. McMullan reimbursement for travel-related expenses, including an airline program membership, reimbursement for guest travel to certain business functions, and a $1,500 per month car allowance. The Bank provided Mr. Malmberg reimbursement for travel-related expenses, including an airline program membership, as well as reimbursement for guest travel to certain business functions. The Bank provided Ms. Adams reimbursement for guest travel to certain business functions. The Bank provided Mr. Dozier with executive health benefits and Mr. Bennett reimbursement for financial and tax planning services.
(3) The tax gross-up amount represents Federal Insurance Contributions Act (FICA) tax on the $100 employee appreciation bonus provided to all employees of the Bank.

Awards of Incentive Compensation in 2015

The following table provides information concerning each grant of an award to a named executive officer in 2015 under the ICP.

2015 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$300,400	$563,250	$735,980
Kirk R. Malmberg	141,900	260,150	378,400
Cathy C. Adams	137,400	251,900	366,400
Robert F. Dozier, Jr.	135,900	249,150	362,400
Robert C. Bennett	90,720	181,440	264,600
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank's ICP for the fiscal year ended December 31, 2015. The actual amounts earned pursuant to the ICP during 2015 are reported under column (e) of the summary compensation table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2015 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank's tax-qualified pension plan (Qualified Plan), and the Bank's non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2015, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

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

Employees hired between July 1, 2005, and February 28, 2011

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

Mr. Dozier participates solely in the Excess Plan because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participates in the Excess Plan to the same extent as if he were participating in the Qualified Plan (as if he was an employee hired between July 1, 2005, and February 28, 2011). Based on his length of employment, Mr. Dozier has not yet satisfied the plan vesting requirements and therefore is not yet eligible to retire under the Excess Plan.

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

2015 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Qualified Plan	27.8	$1,529,000	$—
	Excess Plan	27.8	5,549,000	—
Kirk R. Malmberg (2)	Qualified Plan	18.8	1,097,000	—
	Excess Plan	18.8	1,910,000	—
Cathy C. Adams	Qualified Plan	29.3	1,837,000	—
	Excess Plan	29.3	3,263,000	—
Robert F. Dozier, Jr. (3)	Qualified Plan	—	—	—
	Excess Plan	3.5	147,000	—
Robert C. Bennett	Qualified Plan	5.9	272,000	—
	Excess Plan	5.9	108,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2015, assuming retirement at age 65. Benefits under the Qualified Plan were calculated using a 4.34 percent discount rate; 4.48 percent was used to calculate benefits under the Excess Plan.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago. The incremental value of this prior service, as valued in the Bank's Excess Plan, using the methodology described in note 1, is $409,000.
(3) As noted above, Mr. Dozier is not eligible to participate in the Qualified Plan.

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
The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank's 401(k) Plan. Deferred compensation plan participants also may select an interest crediting rate based on the Bank's return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant's employment has ended, or at a time that begins at or after the participant's retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan. Mr. McMullan and Ms. Adams participated in the deferred compensation plan for the year ended December 31, 2015.
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
The following table presents compensation earned and deferred in 2015, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) plan.

2015 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
W. Wesley McMullan	$363,906	$30,303	$60,048	$—	$1,731,702
Kirk R. Malmberg	56,410	19,648	10,954	—	845,433
Cathy C. Adams	122,560	19,510	(5,733)	—	939,714
Robert F. Dozier, Jr.	—	—	—	—	—
Robert C. Bennett	13,800	7,985	(187)	—	80,547
____________
(1) Amounts under column (b) are included in salary reported for 2015 in column (c) of the 2015 Summary Compensation Table for all named executive officers, except for Mr. McMullan, for whom $51,100 is included in salary reported for column (c) of the 2015 Summary Compensation Table and $312,806 is included in non-equity incentive plan compensation reported in column (e) of the 2015 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2015 in column (g) of the 2015 Summary Compensation Table.
(3) Amounts under column (d) reflect actual market returns for mutual funds selected by participants and interest credit received under the Bank's core economic income return on equity interest crediting rate.
(4) To the extent that a participant was a named executive officer in prior years, executive and Bank contributions included in the “Aggregate Balance at Last FYE” column have been reported as compensation in the Summary Compensation Table for the applicable year.

Potential Payments upon Termination or Change in Control
No executive officer has a change-in-control agreement with the Bank. With the exception of Mr. McMullan, none of the current executive officers has a severance arrangement with the Bank.

For Mr. McMullan, the board approved a severance arrangement providing that upon the Bank's termination of his employment for any reason other than “cause,” or upon Mr. McMullan's termination of his employment for “good reason,” the Bank shall pay a total of one year's base salary in effect at the date of termination in a lump sum within 30 days after Mr. McMullan executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan's incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. McMullan was employed that year. The incentive compensation award is based on the Bank's actual performance for the year in which termination occurs and is payable at the time such incentive compensation awards are paid to other senior executives. In addition, Mr. McMullan is entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement.
Under Mr. McMullan's Employment Agreement, “cause” is defined to include Mr. McMullan's failure to perform substantially his duties; his engagement in illegal conduct or gross misconduct injurious to the Bank; a written request from the Finance Agency or any other regulatory agency or body requesting that the Bank terminate his employment; crimes involving a felony, fraud or other dishonest acts; certain other notices from or actions by the Finance Agency; his breach of fiduciary duty or breach of certain covenants in the Employment Agreement; his refusal to comply with a lawful directive from the Chairman of the board of directors or from the board of directors; or his material breach of the Employment Agreement. The Employment Agreement defines “good reason” to include a material diminution in Mr. McMullan's base salary or in his authority; the Bank requiring Mr. McMullan to be based at any office or location other than in Atlanta, Georgia; or a material breach of the Employment Agreement by the Bank.
The following table presents information about potential payments to Mr. McMullan in the event his employment had terminated on December 31, 2015. He is not entitled to any tax gross-up payments in the event of termination, whether under the 280G "golden parachute" tax rules or otherwise.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Life Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2015 ICP Award	Deferred Incentive for Prior Periods (1)	Annual Base Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	726,968	684,737	751,000	43,576	—	—	2,206,281
Resignation For Good Reason	726,968	684,737	751,000	43,576	—	—	2,206,281
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
In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his/her beneficiary may receive benefits under the Bank's disability plan or payments under the Bank's life insurance plan, as appropriate. Named executive officers also are entitled to receive death benefit payments under the Qualified Plan and the Excess Plan, as described under "Retirement Benefits--Death Benefits."

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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director's guest; in 2015, these expenses totaled $14,363.

During 2015, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.

2015 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$95,000
Vice Chairman of the Board	90,000
Chairman of the Audit Committee	90,000
Other Committee Chairmen (excluding Audit and Executive)	85,000
All Other Directors	75,000
Under the 2015 Directors' Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director's annual cap for attendance at no less than 75 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 14, 2014 and ended January 29, 2015 (the day of the first scheduled in-person board meeting for 2015). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 12, 2015 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2015 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity. No increase could exceed the applicable annual compensation cap.
The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2015.

2015 Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c) (1)	All Other Compensation (d) (2)	Total (e)
Travis Cosby, III	$75,000	$—	$1,752	$76,752
Suzanne S. DeFerie	75,000	—	586	75,586
Michael P. Fitzgerald	75,000	—	1,577	76,577
F. Gary Garczynski	95,000	—	1,318	96,318
William C. Handorf	85,000	—	—	85,000
J. Thomas Johnson	85,000	—	1,834	86,834
Jonathan Kislak	90,000	—	129	90,129
LaSalle D. Leffall, III	85,000	—	—	85,000
Kim C. Liddell	75,000	—	225	75,225
Miriam Lopez	85,000	—	480	85,480
John C. Neal	75,000	—	2,442	77,442
H. Gary Pannell	75,000	237	897	76,134
Robert L. Strickland, Jr.	85,000	—	1,584	86,584
Richard A. Whaley	90,000	232	1,539	91,771
____________
(1) Directors are eligible to participate in the Bank's deferred compensation plan. Directors Lopez, Neal, Pannell and Whaley elected to defer compensation during 2015. Amounts reported for Directors Pannell and Whaley represent above-market earnings on amounts deferred during prior years.
(2) Represents Bank reimbursement for the transportation and other ordinary travel expenses and activities of the director's guest.

In December 2015, the board of directors approved the 2016 Directors' Compensation Policy, which is substantially similar to the 2015 policy but increased the annual compensation limits as presented in the following table.

2016 Annual Compensation Limits

Title	Amount
Chairman of the Board	$100,000
Vice Chairman of the Board	95,000
Chairman of the Audit Committee	95,000
Other Committee Chairmen (excluding Audit and Executive)	90,000
All Other Directors	80,000

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

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. The following table presents the ownership of the Bank's capital stock, which is concentrated within the financial services industry and is stratified across various institution types (in millions).

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2015	$3,557	$368	$1,094	$81	$1	$14	$5,115
December 31, 2014	3,821	381	872	75	1	19	5,169
December 31, 2013	3,766	290	739	86	2	24	4,907
December 31, 2012	3,641	342	810	104	1	40	4,938
December 31, 2011	4,133	675	810	98	2	286	6,004

The following table presents information about those members that are beneficial owners of more than five percent of the Bank's capital stock as of February 29, 2016.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Navy Federal Credit Union	5,899,806	12.42
820 Follin Lane
Vienna, VA 22180
Capital One, National Association	5,694,075	11.99
1680 Capital One Drive
McLean, VA 22102
Bank of America, National Association	5,148,624	10.84
100 North Tryon Street
Charlotte, NC 28255
Branch Banking and Trust Company	2,535,937	5.34
200 W 2nd Street
Winston Salem, NC 27104
EverBank	2,498,975	5.26
501 Riverside Avenue
Jacksonville, FL 32202
Regions Bank	2,382,680	5.02
1900 Fifth Avenue North
Birmingham, AL 35203

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank's capital stock. The following table presents these institutions as of February 29, 2016.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Union Bank & Trust	Richmond, VA	344,373	0.72
Bank of Georgetown	Washington, DC	43,654	0.09
Asheville Savings Bank, S.S.B.	Asheville, NC	28,917	0.06
Marquis Bank	Coral Gables, FL	13,986	0.03
Countybank	Greenwood, SC	8,673	0.02
Citizens Bank of Americus	Americus, GA	4,962	0.01
First Community Bank of Central Alabama	Wetumpka, AL	3,018	0.01
1880 Bank	Cambridge, MD	2,928	0.01
____________
* Represents less than 0.01 percent.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

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

The Bank has adopted a written related person transaction policy, which requires the Governance and Compensation Committee of the board of directors to review and, if appropriate, to approve any transaction between the Bank and any related person (as defined by applicable SEC regulations). Pursuant to the policy, the committee will review any transaction the Bank would be required to disclose in filings with the SEC in which the Bank is or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has, or will have a direct or indirect material interest. The Bank has exemptive relief, pursuant to an SEC no-action letter, from disclosing certain related person transactions that arise in the ordinary course of the Bank's business. The committee may approve those transactions that are in, or are not inconsistent with, the best interests of the Bank and its shareholders.

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

Item 14.     Principal Accountant Fees and Services.

The following table presents the aggregate fees billed to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2015	2014
Audit fees(1)	$838	$867
Audit-related fees(2)	47	42
All other fees(3)	2	—
Total fees	$887	$909
____________
(1) Audit fees and expenses for the years ended December 31, 2015 and 2014 were for professional services rendered by PwC in connection with the Bank's annual audits and quarterly reviews of the Bank's financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2015 and 2014 were for assurance and related services primarily related to accounting and consultations.
(3) All other fees for the year ended December 31, 2015 relate to the annual license for PwC's accounting research software.

The Bank is exempt from federal, state, and local taxation. Therefore, no tax related fees were paid during the years ended December 31, 2015 and 2014.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank's independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2015 and 2014, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2015 and 2014
Statements of Income for the Years Ended December 31, 2015, 2014, and 2013
Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014, and 2013
Statements of Capital Accounts for the Years Ended December 31, 2015, 2014, and 2013
Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through January 28, 2016)[1]
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[2]
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2011 revision) [3]
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)[4]
10.3	Form of Officer and Director Indemnification Agreement[5]
10.4	Federal Home Loan Bank of Atlanta 2016 Directors' Compensation Policy
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012)[6]
10.6	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan[7]
10.7	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks[8]
10.8	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[9]
12.1	Statement regarding computation of ratios of earnings to fixed charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Report
101
Audited financial statements from the Annual Report on Form 10-K of Federal Home Loan Bank of Atlanta for the year ended December 31, 2015, filed on March 10, 2016, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

1	Filed on February 1, 2016 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
3	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
4	Filed on March 30, 2009 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
5	Filed on March 17, 2006 with the SEC in the Bank's Form 10 Registration Statement and incorporated herein by reference.
6	Filed on March 23, 2012 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
7	Filed on March 14, 2014 with the SEC in the Bank's Form 10-K and incorporated herein by reference.
8	Filed on June 27, 2006 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
9	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 10, 2016	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 10, 2016	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 10, 2016	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer

Date:	March 10, 2016	By /s/ William T. Shaw
Name: William T. Shaw
Title: First Vice President and Controller

Date:	March 10, 2016	By /s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Chairman of the Board of Directors

Date:	March 10, 2016	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Vice Chairman of the Board of Directors

Date:	March 10, 2016	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 10, 2016	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 10, 2016	By
Name: R. Thornwell Dunlap, III
Title: Director

Date:	March 10, 2016	By /s/ Michael P. Fitzgerald
Name: Michael P. Fitzgerald
Title: Director

Date:	March 10, 2016	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 10, 2016	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 10, 2016	By /s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 10, 2016	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 10, 2016	By /s/ Miriam Lopez
Name: Miriam Lopez
Title: Director

Date:	March 10, 2016	By /s/ John C. Neal
Name: John C. Neal
Title: Director

Date:	March 10, 2016	By /s/ Henry Gary Pannell
Name: Henry Gary Pannell
Title: Director

Date:	March 10, 2016	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director