Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Atlanta
filed 2016-05-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2016 was 48,559,571.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2016	As of December 31, 2015
Assets
Cash and due from banks	$1,037	$1,751
Interest-bearing deposits (includes deposits with another FHLBank of $7 and $3 as of March 31, 2016 and December 31, 2015, respectively)	1,093	1,088
Securities purchased under agreements to resell	3,506	2,500
Federal funds sold	5,825	5,421
Investment securities:
Trading securities (includes another FHLBank’s bond of $0 and $52 as of March 31, 2016 and December 31, 2015, respectively)	1,031	1,265
Available-for-sale securities	1,587	1,662
Held-to-maturity securities (fair value of $24,622 and $23,263 as of March 31, 2016 and December 31, 2015, respectively)	24,578	23,239
Total investment securities	27,196	26,166
Advances	92,536	104,168
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	555	586
Allowance for credit losses on mortgage loans	(2)	(2)
Total mortgage loans held for portfolio, net	553	584
Accrued interest receivable	177	171
Derivative assets	240	176
Premises and equipment, net	25	25
Other assets	188	196
Total assets	$132,376	$142,246
Liabilities
Interest-bearing deposits	$1,156	$1,084
Consolidated obligations, net:
Discount notes	60,166	69,434
Bonds	63,830	63,953
Total consolidated obligations, net	123,996	133,387
Mandatorily redeemable capital stock	13	14
Accrued interest payable	187	127
Affordable Housing Program payable	65	63
Derivative liabilities	139	124
Other liabilities	287	431
Total liabilities	125,843	135,230
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 and 7 as of March 31, 2016 and December 31, 2015, respectively	784	745
Subclass B2 issued and outstanding shares: 38 and 44 as of March 31, 2016 and December 31, 2015, respectively	3,845	4,356
Total capital stock Class B putable	4,629	5,101
Retained earnings:
Restricted	265	255
Unrestricted	1,573	1,585
Total retained earnings	1,838	1,840
Accumulated other comprehensive income	66	75
Total capital	6,533	7,016
Total liabilities and capital	$132,376	$142,246

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2016	2015
Interest income
Advances	$127	$62
Prepayment fees, net	—	1
Interest-bearing deposits	4	1
Securities purchased under agreements to resell	1	1
Federal funds sold	7	3
Trading securities	16	17
Available-for-sale securities	27	28
Held-to-maturity securities	67	60
Mortgage loans	9	11
Total interest income	258	184
Interest expense
Consolidated obligations:
Discount notes	63	9
Bonds	101	71
Interest-bearing deposits	1	—
Total interest expense	165	80
Net interest income	93	104
Reversal of provision for credit losses	—	(1)
Net interest income after reversal of provision for credit losses	93	105
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	—	(1)
Net impairment losses recognized in earnings	—	(1)
Net losses on trading securities	(9)	(12)
Net (losses) gains on derivatives and hedging activities	(2)	24
Standby letters of credit fees	8	7
Other	—	2
Total noninterest (loss) income	(3)	20
Noninterest expense
Compensation and benefits	20	19
Other operating expenses	9	9
Finance Agency	2	3
Office of Finance	2	1
Other	1	2
Total noninterest expense	34	34
Income before assessments	56	91
Affordable Housing Program assessments	6	9
Net income	$50	$82

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2016	2015
Net income	$50	$82
Other comprehensive loss:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	(9)	(17)
Reclassification of noncredit portion of impairment losses included in net income	—	1
Total other comprehensive loss	(9)	(16)
Total comprehensive income	$41	$66

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	9	994	—	—	—	—	994
Repurchase/redemption of capital stock	(18)	(1,821)	—	—	—	—	(1,821)
Net shares reclassified to mandatorily redeemable capital stock	—	(4)	—	—	—	—	(4)
Comprehensive income (loss)	—	—	17	65	82	(16)	66
Cash dividends on capital stock	—	—	—	(51)	(51)	—	(51)
Balance, March 31, 2015	43	$4,319	$212	$1,565	$1,777	$79	$6,175

Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	12	1,264	—	—	—	—	1,264
Repurchase/redemption of capital stock	(17)	(1,735)	—	—	—	—	(1,735)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income (loss)	—	—	10	40	50	(9)	41
Cash dividends on capital stock	—	—	—	(52)	(52)	—	(52)
Balance, March 31, 2016	46	$4,629	$265	$1,573	$1,838	$66	$6,533

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$50	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5)	(45)
Reversal of provision for credit losses	—	(1)
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	5	(13)
Net change in fair value adjustment on trading securities	9	12
Net impairment losses recognized in earnings	—	1
Net change in:
Accrued interest receivable	(6)	1
Other assets	6	22
Affordable Housing Program payable	3	—
Accrued interest payable	60	64
Other liabilities	(10)	(27)
Total adjustments	62	14
Net cash provided by operating activities	112	96
Investing activities
Net change in:
Interest-bearing deposits	(412)	533
Securities purchased under agreements to resell	(1,007)	215
Federal funds sold	(404)	1,605
Trading securities:
Proceeds from principal collected	224	—
Available-for-sale securities:
Proceeds from principal collected	78	69
Held-to-maturity securities:
Proceeds from principal collected	1,060	950
Purchases of long-term	(2,533)	(1,455)
Advances:
Proceeds from principal collected	68,504	57,614
Made	(56,412)	(43,198)
Mortgage loans:
Proceeds from principal collected	29	35
Proceeds from sale of foreclosed assets	4	5
Purchase of premises, equipment, and software	(1)	(1)
Net cash provided by investing activities	9,130	16,372

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2016	2015
Financing activities
Net change in interest-bearing deposits	72	390
Net payments on derivatives containing a financing element	(19)	(21)
Proceeds from issuance of consolidated obligations:
Discount notes	144,787	209,007
Bonds	11,094	19,926
Payments for debt issuance costs	(2)	(3)
Payments for maturing and retiring consolidated obligations:
Discount notes	(154,075)	(219,266)
Bonds	(11,288)	(26,013)
Proceeds from issuance of capital stock	1,264	994
Payments for repurchase/redemption of capital stock	(1,735)	(1,821)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2)	(6)
Cash dividends paid	(52)	(51)
Net cash used in financing activities	(9,956)	(16,864)
Net decrease in cash and due from banks	(714)	(396)
Cash and due from banks at beginning of the period	1,751	915
Cash and due from banks at end of the period	$1,037	$519
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$53	$19
Affordable Housing Program assessments, net	$3	$9
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$1	$4
Transfers of mortgage loans to real estate owned	$2	$5

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and affect income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Bank’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2016 (Form 10-K).

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

Refer to Note 2—Summary of Significant Accounting Policies to the 2015 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2016, except for a policy update concerning concessions, which is described below.

The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Federal Home Loan Banks Office of Finance (Office of Finance) prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. As a result of adopting the Financial Accounting Standards Board’s (FASB) guidance, Simplifying the Presentation of Debt Issuance Costs, the Bank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The concessions are amortized, using the interest method, over the contractual term of the corresponding consolidated obligations. The amortization of those concessions is included in consolidated obligation interest expense. For additional discussion on this guidance, refer to Note 2—Recently Issued and Adopted Accounting Guidance to the Bank's interim financial statements.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Contingent Put and Call Options in Debt Instruments. In March 2016, the FASB issued amended guidance to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance requires entities to apply only the four-step decision sequence when performing this assessment. Consequently, when a call (put) option is contingently exercisable, an entity should not assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2016, and early application is permitted. This guidance will be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The adoption of this guidance will have no impact on the Bank's financial condition or results of operations.

Leases. In February 2016, the FASB issued guidance on accounting for leases and disclosure of key information about leasing arrangements. This guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. This guidance does not fundamentally change lessor accounting; however,

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2018, and early application is permitted. This guidance will be applied on a modified retrospective basis for leases existing at, or entered into after, the earliest period presented in the financial statements. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance designed to improve the recognition, measurement, presentation, and disclosure of financial instruments through targeted changes to existing GAAP. These changes require the following: (1) entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income; (2) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) entities to separately present financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (4) reporting entities to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, these changes eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 31, 2017. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide the related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance becomes effective for the Bank for the interim and annual periods ending after December 15, 2016, and early application is permitted. The adoption of this guidance will have no impact on the Bank's financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance was originally effective for public entities for interim and annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued amended guidance that deferred the effective date of the revenue recognition standard by one year, which makes the standard effective for interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application, and early application is permitted only as of interim and annual reporting periods beginning after December 15, 2016. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Recently Adopted Accounting Guidance

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. In March 2016, the FASB issued amended guidance designed to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The Bank early adopted this guidance prospectively, and it became effective for the interim and annual periods beginning on January 1, 2016. However, the adoption of this guidance did not have an impact on the Bank's financial condition or results of operations.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016. This amended guidance is required to be applied on a retrospective basis to each individual period presented on the Statements of Condition. As a result, $7 of debt issuance costs that were included in other

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

assets were reclassified as a reduction in the corresponding consolidated obligations balance. Specifically, the reclassification resulted in a $5 reduction in the consolidated bonds balance and a $2 reduction in the consolidated discount notes balance on the Bank's Statement of Condition as of December 31, 2015. Accordingly, the Bank's total assets and total liabilities each decreased by $7 as of December 31, 2015. However, the adoption of this guidance did not have any impact on the Bank's results of operations.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued amended guidance intended to enhance consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance places more emphasis on risk of loss when determining a controlling financial interest. Additionally, this guidance reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016. However, this guidance did not have an impact on the Bank's financial condition or results of operations.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. In January 2015, the FASB issued amended guidance that eliminates the concept of extraordinary items from GAAP. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016. However, this guidance did not have an impact on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of March 31, 2016	As of December 31, 2015
Government-sponsored enterprises debt obligations	$1,030	$1,212
Another FHLBank’s bond (1)	—	52
State or local housing agency debt obligations	1	1
Total	$1,031	$1,265
 ____________
(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
The following table presents net losses on trading securities.

	For the Three Months Ended March 31,
	2016	2015
Net losses on trading securities held at period end	$(6)	$(12)
Net losses on trading securities sold or matured during the period	(3)	—
Net losses on trading securities	$(9)	$(12)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgaged-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016	$1,501	$19	$105	$—	$1,587
As of December 31, 2015	$1,566	$19	$115	$—	$1,662

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2016	3	$102	$3	10	$236	$16	13	$338	$19
As of December 31, 2015	3	$107	$2	10	$247	$17	13	$354	$19

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016	$995	$16	$75	$—	$1,054
As of December 31, 2015	$1,037	$16	$77	$—	$1,098

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$75	$—	$—	$75	$76	$—	$—	$76
Government-sponsored enterprises debt obligations	5,780	1	4	5,777	5,693	—	12	5,681
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	262	3	—	265	279	4	—	283
Government-sponsored enterprises single-family residential	11,507	83	14	11,576	11,958	88	31	12,015
Government-sponsored enterprises multifamily commercial	5,930	7	16	5,921	4,140	—	16	4,124
Private-label residential	1,024	3	19	1,008	1,093	4	13	1,084
Total	$24,578	$97	$53	$24,622	$23,239	$96	$72	$23,263

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of March 31, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	14	$3,345	$3	3	$749	$1	17	$4,094	$4
Mortgage-backed securities:
Government-sponsored enterprises single-family residential	67	2,575	11	8	429	3	75	3,004	14
Government-sponsored enterprises multifamily commercial	21	1,321	10	11	817	6	32	2,138	16
Private-label residential	36	432	6	49	434	13	85	866	19
Total	138	$7,673	$30	71	$2,429	$23	209	$10,102	$53

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

	As of March 31, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,300	$1,300	$651	$651
Due after one year through five years	4,555	4,552	5,118	5,106
Total non-mortgage-backed securities	5,855	5,852	5,769	5,757
Mortgage-backed securities	18,723	18,770	17,470	17,506
Total	$24,578	$24,622	$23,239	$23,263

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2016	$264	$—	$5	$259
As of December 31, 2015	$286	$—	$5	$281

Note 6—Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that the Bank will be required to sell the security before its anticipated recovery of its amortized cost basis. If either of these conditions is met, the Bank recognizes the maximum impairment loss in earnings, which is equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statements of Condition dates. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

there is other-than-temporary impairment by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security’s amortized cost basis and its fair value.
Mortgage-backed Securities. The Bank’s investments in MBS consist of U.S. agency guaranteed securities and senior tranches of private-label MBS. The Bank has increased exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. To reduce its risk of loss on such securities, the Bank regularly requires high levels of credit enhancements from the structure of the collateralized mortgage obligation. Credit enhancements are defined as the percentage of subordinate tranches, overcollateralization, or excess spread, or the support of monoline insurance, if any, in a security structure that will absorb the losses before the security that the Bank purchased will take a loss. The Bank does not purchase credit enhancements for its MBS from monoline insurance companies.
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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2016.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of March 31, 2016, included a short-term housing price forecast with projected changes ranging from a decrease of one percent to an increase of eight percent over the 12 month period beginning January 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of three percent to five percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$505	$542
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	1
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(12)	(10)
Balance, end of period	$493	$533

Certain other private-label MBS that have not been designated as other-than-temporarily impaired have experienced unrealized losses and decreases in fair value due to interest rate volatility and illiquidity in the marketplace. These declines in fair value are considered temporary as the Bank expects to recover the amortized cost basis of the securities; the Bank does not intend to sell these securities; and it is not more likely than not that the Bank will be required to sell these securities before the anticipated recovery of the securities’ remaining amortized cost basis, which may be at maturity. This assessment is based on the fact that the Bank has sufficient capital and liquidity to operate its business and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would require the Bank to sell these securities.

Note 7—Advances

Redemption Terms. The following table presents the Bank's advances outstanding.

	As of March 31, 2016	As of December 31, 2015
Overdrawn demand deposit accounts	$—	$16
Due in one year or less	41,926	46,673
Due after one year through two years	12,810	12,747
Due after two years through three years	5,250	6,360
Due after three years through four years	3,190	2,994
Due after four years through five years	5,120	4,616
Due after five years	22,479	29,458
Total par value	90,775	102,864
Discount on AHP (1) advances	(6)	(6)
Discount on EDGE (2) advances	(4)	(4)
Hedging adjustments	1,772	1,315
Deferred commitment fees	(1)	(1)
Total	$92,536	$104,168
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of March 31, 2016	As of December 31, 2015
Overdrawn demand deposit accounts	$—	$16
Due or convertible in one year or less	43,647	48,743
Due or convertible after one year through two years	11,580	11,434
Due or convertible after two years through three years	4,916	5,768
Due or convertible after three years through four years	3,229	3,020
Due or convertible after four years through five years	5,063	4,609
Due or convertible after five years	22,340	29,274
Total par value	$90,775	$102,864

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2016	As of December 31, 2015
Fixed-rate:
Due in one year or less	$30,781	$32,011
Due after one year	27,593	27,051
Total fixed-rate	58,374	59,062
Variable-rate:
Due in one year or less	11,146	14,678
Due after one year	21,255	29,124
Total variable-rate	32,401	43,802
Total par value	$90,775	$102,864

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $63,623 and $75,842 as of March 31, 2016 and December 31, 2015, respectively. This concentration represented 70.1 percent and 73.7 percent of total advances outstanding as of March 31, 2016 and December 31, 2015, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2016 and December 31, 2015. No advance was past due as of March 31, 2016 and December 31, 2015.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2016	As of December 31, 2015
Fixed-rate medium-term (1) single-family residential mortgage loans	$59	$66
Fixed-rate long-term single-family residential mortgage loans	497	521
Total unpaid principal balance	556	587
Premiums	2	2
Discounts	(3)	(3)
Total	$555	$586
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2016	As of December 31, 2015
Conventional mortgage loans	$516	$546
Government-guaranteed or insured mortgage loans	40	41
Total unpaid principal balance	$556	$587

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional single-family residential mortgage loans.

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$2	$3
Reversal of provision for credit losses	—	(1)
Balance, end of period	$2	$2

The following table presents the recorded investment in conventional single-family residential mortgage loans by impairment methodology.

	As of March 31, 2016	As of December 31, 2015
Allowance for credit losses:
Collectively evaluated for impairment	$2	$2
Recorded investment:
Individually evaluated for impairment	$15	$15
Collectively evaluated for impairment	503	532
Total recorded investment	$518	$547

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of March 31, 2016
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$23	$5	$28
Past due 60-89 days	4	—	4
Past due 90 days or more	16	2	18
Total past due mortgage loans	43	7	50
Total current mortgage loans	475	32	507
Total mortgage loans (1)	$518	$39	$557
Other delinquency statistics:
In process of foreclosure (2)	$8	$1	$9
Seriously delinquent rate (3)	3.03%	5.99%	3.24%
Past due 90 days or more and still accruing interest (4)	$—	$2	$2
Mortgage loans on nonaccrual status (5)	$16	$—	$16
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $2 relates to accrued interest.
(2) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in lieu, has been reported. Mortgage loans in the process of foreclosure are included in past due or current mortgage loans depending on their delinquency status.
(3) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(4) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(5) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2015
	Conventional Single-family Residential Mortgage Loans	Government-guaranteed or Insured Single-family Residential Mortgage Loans	Total
Past due 30-59 days	$17	$4	$21
Past due 60-89 days	5	1	6
Past due 90 days or more	18	3	21
Total past due mortgage loans	40	8	48
Total current mortgage loans	507	34	541
Total mortgage loans (1)	$547	$42	$589
Other delinquency statistics:
In process of foreclosure (2)	$9	$1	$10
Seriously delinquent rate (3)	3.32%	6.65%	3.55%
Past due 90 days or more and still accruing interest (4)	$—	$3	$3
Mortgage loans on nonaccrual status (5)	$18	$—	$18
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $3 relates to accrued interest.
(2) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in lieu, has been reported. Mortgage loans in the process of foreclosure are included in past due or current mortgage loans depending on their delinquency status.
(3) Mortgage loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total mortgage loan portfolio segment.
(4) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(5) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

The following table presents the Bank's recorded investment balance in mortgage loans classified as troubled debt restructurings as of March 31, 2016 and December 31, 2015.

	Performing	Non-performing	Total
Conventional single-family residential mortgage loans	$13	$2	$15

Due to the minimal change in terms of modified mortgage loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the three months ended March 31, 2016 and 2015.

The financial amounts related to the Bank's troubled debt restructurings are not material to the Bank's financial condition or results of operations for the periods presented.

Note 10—Consolidated Obligations

Consolidated obligations, consisting of consolidated obligation bonds and discount notes, are the joint and several obligations of the 11 Federal Home Loan Banks (FHLBanks) and are backed only by the financial resources of the FHLBanks. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks its specific portion of consolidated obligations for which it is the primary obligor and records it as a liability.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2016	As of December 31, 2015
Fixed-rate	$35,310	$40,512
Step up/down	2,995	4,239
Simple variable-rate	25,272	19,022
Total par value	$63,577	$63,773

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2016		As of December 31, 2015
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$39,010	0.79	$32,559	0.74
Due after one year through two years	13,420	1.70	17,132	1.41
Due after two years through three years	5,359	1.61	5,959	1.63
Due after three years through four years	1,506	1.78	2,124	1.67
Due after four years through five years	1,579	1.73	1,975	1.72
Due after five years	2,703	2.26	4,024	2.18
Total par value	63,577	1.16	63,773	1.16
Premiums	31		36
Discounts	(17)		(20)
Hedging adjustments	239		164
Total	$63,830		$63,953

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2016	As of December 31, 2015
Noncallable	$57,025	$53,432
Callable	6,552	10,341
Total par value	$63,577	$63,773

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2016	As of December 31, 2015
Due or callable in one year or less	$44,693	$41,410
Due or callable after one year through two years	13,164	16,277
Due or callable after two years through three years	3,316	3,461
Due or callable after three years through four years	931	1,055
Due or callable after four years through five years	939	1,023
Due or callable after five years	534	547
Total par value	$63,577	$63,773

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2016	$60,166	$60,215	0.37
As of December 31, 2015	$69,434	$69,481	0.27

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank's compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2016		As of December 31, 2015
	Required	Actual	Required	Actual
Risk based capital	$1,474	$6,479	$1,621	$6,956
Total regulatory capital ratio	4.00%	4.89%	4.00%	4.89%
Total regulatory capital (1)	$5,295	$6,479	$5,690	$6,956
Leverage capital ratio	5.00%	7.34%	5.00%	7.33%
Leverage capital	$6,619	$9,719	$7,113	$10,433
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$14	$19
Net reclassification from capital during the period	1	4
Repurchase/redemption of mandatorily redeemable capital stock	(2)	(6)
Balance, end of period	$13	$17

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of March 31, 2016	As of December 31, 2015
Due in one year or less	$6	$7
Due after one year through two years	—	1
Due after two years through three years	1	—
Due after three years through four years	1	—
Due after four years through five years	5	6
Total	$13	$14

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(17)	(17)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Net current period other comprehensive loss	—	(16)	(16)
Balance, March 31, 2015	$(23)	$102	$79

Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Net change in fair value	—	(9)	(9)
Net current period other comprehensive loss	—	(9)	(9)
Balance, March 31, 2016	$(20)	$86	$66
____________
(1) Included in "Compensation and benefits" on the Statements of Income.,march

Note 13—Derivatives and Hedging Activities

Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and on its funding sources that finance these assets. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes that it is willing to accept. The Bank monitors the risk to its interest income, net interest margin, and average maturity of its interest-earning assets and funding sources. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits.
The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank's over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivative Clearing Organization (Clearinghouse). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivative dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2015 audited financial statements contained in the Bank’s Form 10-K.
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

	As of March 31, 2016			As of December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$77,516	$356	$1,872	$80,290	$312	$1,467
Derivatives not designated as hedging instruments:
Interest rate swaps	2,354	16	75	3,008	10	74
Interest rate caps or floors	16,500	8	4	16,500	15	10
Total derivatives not designated as hedging instruments	18,854	24	79	19,508	25	84
Total derivatives before netting and collateral adjustments	$96,370	380	1,951	$99,798	337	1,551
Netting adjustments and cash collateral (1)		(140)	(1,812)		(161)	(1,427)
Derivative assets and derivative liabilities		$240	$139		$176	$124
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,699 and $1,293 as of March 31, 2016 and December 31, 2015, respectively. Cash collateral received and related accrued interest was $27 as of March 31, 2016 and December 31, 2015.

The following table presents the components of net (losses) gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended March 31,
	2016	2015
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$6	$29
Derivatives not designated as hedging instruments:
Interest rate swaps	7	10
Interest rate caps or floors	(1)	—
Net interest settlements	(14)	(15)
Total net losses related to derivatives not designated as hedging instruments	(8)	(5)
Net (losses) gains on derivatives and hedging activities	$(2)	$24

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended March 31,
	2016				2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(467)	$485	$18	$(147)	$(184)	$219	$35	$(192)
Consolidated obligations:
Bonds	67	(77)	(10)	79	79	(85)	(6)	117
Discount notes	6	(8)	(2)	(5)	1	(1)	—	1
Total	$(394)	$400	$6	$(73)	$(104)	$133	$29	$(74)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

The Bank presents derivative instruments and the related cash collateral (including initial and variation margin) that is received or pledged, plus the associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties.

	As of March 31, 2016		As of December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$279	$1,276	$260	$1,159
Cleared derivatives	101	675	77	392
Total gross recognized amount	380	1,951	337	1,551
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(270)	(1,137)	(258)	(1,035)
Cleared derivatives	130	(675)	97	(392)
Total gross amounts of netting adjustments and cash collateral	(140)	(1,812)	(161)	(1,427)
Derivative assets and derivative liabilities:
Uncleared derivatives	9	139	2	124
Cleared derivatives	231	—	174	—
Total derivative assets and total derivative liabilities	240	139	176	124
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	9	—	2	—
Net unsecured amounts: (2)
Uncleared derivatives	—	139	—	124
Cleared derivatives	231	—	174	—
Total net unsecured amount	$231	$139	$174	$124
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2) The Bank had net credit exposure of $224 and $170 as of March 31, 2016 and December 31, 2015, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by a NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2016 was $1,025, for which the Bank has posted collateral with a fair value of $886 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $90 of collateral at fair value to its uncleared derivative counterparties as of March 31, 2016.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2016 and December 31, 2015.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of March 31, 2016 and December 31, 2015.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of March 31, 2016 and December 31, 2015.

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

	As of March 31, 2016
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,030	$—	$—	$1,030
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,031	—	—	1,031
Available-for-sale securities:
Private-label residential MBS	—	—	1,587	—	1,587
Derivative assets:
Interest-rate related	—	380	—	(140)	240
Grantor trust (included in Other assets)	31	—	—	—	31
Total assets at fair value	$31	$1,411	$1,587	$(140)	$2,889
Liabilities
Derivative liabilities:
Interest-rate related	$—	$1,951	$—	$(1,812)	$139
Total liabilities at fair value	$—	$1,951	$—	$(1,812)	$139
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2015
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$1,212	$—	$—	$1,212
Another FHLBank’s bond	—	52	—	—	52
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	1,265	—	—	1,265
Available-for-sale securities:
Private-label residential MBS	—	—	1,662	—	1,662
Derivative assets:
Interest-rate related	—	337	—	(161)	176
Grantor trust (included in Other assets)	31	—	—	—	31
Total assets at fair value	$31	$1,602	$1,662	$(161)	$3,134
Liabilities
Derivative liabilities:
Interest-rate related	$—	$1,551	$—	$(1,427)	$124
Total liabilities at fair value	$—	$1,551	$—	$(1,427)	$124
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

	For the Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$1,662	$1,981
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	(1)
Included in other comprehensive income (2)	(9)	(16)
Accretion of credit losses in net interest income	12	10
Settlements	(78)	(69)
Balance, end of period	$1,587	$1,905
____________
(1) Related to available-for-sale securities held at period end.
(2) This amount is included in other comprehensive income within the net change in fair value on other-than-temporary impairment available-for-sale securities and reclassification of noncredit portion of impairment losses included in net income.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost, fair value accounting, or write-downs of individual assets due to impairment. The following tables present the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of March 31, 2016 and December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the periods presented.

	As of March 31, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Real estate owned	$—	$—	$3	$3

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

Interest-bearing Deposits. The estimated fair value is determined by calculating the present value of the expected future cash flows from the deposits and reducing this amount for accrued interest receivable. The discount rates used in these calculations are the rates for deposits with similar terms and represents market observable rates.

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

Investment Securities. The Bank obtains prices from four designated third-party pricing vendors, when available, to estimate the fair value of its investment securities. The pricing vendors use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, the following: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all investment securities valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

The Bank periodically conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for U.S. agency and private-label MBS.

The Bank's valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis does not provide evidence that an outlier is more representative of the fair value, and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Four vendor prices were received for a majority of the Bank's investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2016 and December 31, 2015. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2016 and December 31, 2015.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2016 and December 31, 2015.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2016 and December 31, 2015. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,037	$1,037	$1,037	$—	$—	$—
Interest bearing-deposits	1,093	1,093	—	1,093	—	—
Securities purchased under agreements to resell	3,506	3,506	—	3,506	—	—
Federal funds sold	5,825	5,825	—	5,825	—	—
Trading securities	1,031	1,031	—	1,031	—	—
Available-for-sale securities	1,587	1,587	—	—	1,587	—
Held-to-maturity securities	24,578	24,622	—	23,614	1,008	—
Advances	92,536	92,443	—	92,443	—	—
Mortgage loans held for portfolio, net	553	615	—	615	—	—
Accrued interest receivable	177	177	—	177	—	—
Derivative assets	240	240	—	380	—	(140)
Grantor trust assets (included in Other assets)	31	31	31	—	—	—
Liabilities:
Interest-bearing deposits	1,156	1,156	—	1,156	—	—
Consolidated obligations, net:
Discount notes	60,166	60,173	—	60,173	—	—
Bonds	63,830	63,974	—	63,974	—	—
Mandatorily redeemable capital stock	13	13	13	—	—	—
Accrued interest payable	187	187	—	187	—	—
Derivative liabilities	139	139	—	1,951	—	(1,812)
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same clearing agents and/or counterparties.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2015
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,751	$1,751	$1,751	$—	$—	$—
Interest bearing-deposits	1,088	1,088	—	1,088	—	—
Securities purchased under agreements to resell	2,500	2,500	—	2,500	—	—
Federal funds sold	5,421	5,421	—	5,421	—	—
Trading securities	1,265	1,265	—	1,265	—	—
Available-for-sale securities	1,662	1,662	—	—	1,662	—
Held-to-maturity securities	23,239	23,263	—	22,179	1,084	—
Advances	104,168	104,021	—	104,021	—	—
Mortgage loans held for portfolio, net	584	647	—	646	1	—
Accrued interest receivable	171	171	—	171	—	—
Derivative assets	176	176	—	337	—	(161)
Grantor trust assets (included in Other assets)	31	31	31	—	—	—
Liabilities:
Interest-bearing deposits	1,084	1,084	—	1,084	—	—
Consolidated obligations, net:
Discount notes	69,434	69,432	—	69,432	—	—
Bonds	63,953	63,940	—	63,940	—	—
Mandatorily redeemable capital stock	14	14	14	—	—	—
Accrued interest payable	127	127	—	127	—	—
Derivative liabilities	124	124	—	1,551	—	(1,427)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $773,036 and $771,948 as of March 31, 2016 and December 31, 2015, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2016 and December 31, 2015. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of March 31, 2016 and December 31, 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2016			As of December 31, 2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,706	$23,325	$32,031	$8,693	$23,823	$32,516
Commitments to fund additional advances	122	25	147	207	100	307
Unsettled consolidated obligation bonds, at par (2)	1,375	—	1,375	25	—	25
Unsettled consolidated obligation discount notes, at par (2)	339	—	339	100	—	100
____________

(1)
"Expire Within One Year" includes 12 standby letters of credit for a total of $34 and 11 standby letters of credit for a total of $29 as of March 31, 2016 and December 31, 2015, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. The Bank's unsettled consolidated obligation bonds that were hedged with associated interest rate swaps that had traded but not yet settled were $0 and $25 as of March 31, 2016 and December 31, 2015, respectively. The Bank had no unsettled consolidated obligation discount notes that were hedged with associated interest rate swaps that had traded but not yet settled as of March 31, 2016 and December 31, 2015.

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
The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $131 and $136 as of March 31, 2016 and December 31, 2015, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of March 31, 2016 and December 31, 2015. Such commitments would be recorded as derivatives at their fair values.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 16—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank's capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

	As of March 31, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Navy Federal Credit Union	$572	12.32	$13,105	14.44	$32	2.76
Capital One, National Association	563	12.13	12,895	14.21	2	0.17
Bank of America, National Association	557	12.01	12,761	14.06	—	0.01

	As of December 31, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$869	16.99	$20,095	19.54	$2	0.18
Navy Federal Credit Union	643	12.57	14,773	14.36	—	0.01
Bank of America, National Association	579	11.31	13,262	12.89	—	0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

Some of the statements made in this quarterly report on Form 10-Q may be “forward-looking statements,” which include statements with respect to the plans, objectives, expectations, estimates, and future performance of the Bank and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements include statements regarding any one or more of the following topics:

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2016 and December 31, 2015, and results of operations for the quarters ended March 31, 2016 and 2015. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2015.

Executive Summary

Financial Condition

As of March 31, 2016, total assets were $132.4 billion, a decrease of $9.9 billion, or 6.94 percent, from December 31, 2015. This decrease was primarily due to an $11.6 billion, or 11.2 percent, decrease in advances.

As of March 31, 2016, total liabilities were $125.8 billion, a decrease of $9.4 billion, or 6.94 percent, from December 31, 2015. This decrease was primarily due to a $9.3 billion, or 13.4 percent, decrease in consolidated obligation discount notes as a result of the decrease in advances during the period.

As of March 31, 2016, total capital was $6.5 billion, a decrease of $483 million, or 6.89 percent, from December 31, 2015. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock resulting from a decrease in total outstanding advances during the period.

Results of Operations

The Bank recorded net income of $50 million for the first quarter of 2016, a decrease of $32 million, or 38.7 percent, from net income of $82 million for the first quarter of 2015. This decrease in net income was primarily due to a $26 million decrease in gains on derivatives and hedging activities, resulting from lower long-term interest rates, as well as decreased amortization of restructured hedges. Additionally, net interest income decreased by $11 million due to an increase in short-term interest rates impacting consolidated obligation interest expense more than the offsetting increase in advance interest income.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 3.02 percent for the first quarter of 2016, compared to 5.00 percent for the first quarter of 2015. The decrease in ROE was primarily due to a decrease in net income during the period. ROE spread to three-month average LIBOR decreased to 240 basis points for the first quarter of 2016, compared to 474 basis points for the first quarter of 2015. This decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's interest rate spread was 25 basis points for the first quarter of 2016, compared to 30 basis points for the first quarter of 2015.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including low interest rates, deposit growth at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand. Advances declined during the first quarter of 2016 primarily due to scheduled maturities of short-term advances.

The Bank anticipates that advances will continue to fluctuate through the remainder of the year. Earnings on the Bank's investment portfolio are expected to remain limited as higher-yielding investments that prepay or mature are replaced with lower-yielding instruments available in the current market.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Statements of Condition (at period end)
Total assets (1)	$132,376	$142,246	$124,914	$139,716	$121,277
Investments (2)	37,620	35,175	34,662	35,806	34,084
Mortgage loans held for portfolio	555	586	621	664	709
Allowance for credit losses on mortgage loans	(2)	(2)	(3)	(2)	(2)
Advances	92,536	104,168	87,762	102,208	85,416
Interest-bearing deposits	1,156	1,084	1,173	1,396	1,482
Consolidated obligations, net:
Discount notes (1)(3)	60,166	69,434	41,867	49,759	26,902
Bonds (1) (3)	63,830	63,953	74,965	80,814	86,072
Total consolidated obligations, net (1)(3)	123,996	133,387	116,832	130,573	112,974
Mandatorily redeemable capital stock	13	14	17	16	17
Affordable Housing Program payable	65	63	60	64	65
Capital stock - putable	4,629	5,101	4,388	5,052	4,319
Retained earnings	1,838	1,840	1,824	1,813	1,777
Accumulated other comprehensive income	66	75	71	77	79
Total capital	6,533	7,016	6,283	6,942	6,175
Statements of Income (for the period ended)
Net interest income (expense)	93	92	95	(48)	104
(Reversal) provision for credit losses	—	(1)	1	—	(1)
Net impairment losses recognized in earnings	—	—	(1)	(3)	(1)
Net losses on trading securities	(9)	(19)	(15)	(15)	(12)
Net (losses) gains on derivatives and hedging activities	(2)	33	16	188	24
Standby letters of credit fees	8	7	7	7	7
Other income (loss)	—	1	—	(1)	2
Noninterest expense	34	37	33	31	34
Income before assessments	56	78	68	97	91
Affordable Housing Program assessments	6	7	7	10	9
Net income	50	71	61	87	82
Performance Ratios (%)
Return on equity (4)	3.02	4.38	3.66	5.54	5.00
Return on assets (5)	0.15	0.21	0.18	0.27	0.25
Net interest margin (6)	0.28	0.28	0.28	(0.15)	0.31
Regulatory capital ratio (at period end) (7)	4.89	4.89	4.99	4.93	5.04
Equity to assets ratio (8)	4.89	4.89	4.89	4.91	4.94
Dividend payout ratio (9)	104.36	77.60	81.63	57.93	62.06

____________

(1)
The Bank adopted new accounting guidance related to the presentation of debt issuance costs, as discussed in Note 2—Recently Issued and Adopted Accounting Guidance to the Bank's interim financial statements. As a result, $7 million of debt issuance costs that were included in other assets were reclassified as a reduction in the corresponding consolidated obligations balance on the Bank’s Statements of Condition as of December 31, 2015.

(2) Investments consist of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and securities classified as trading, available-for-sale, and held-to-maturity.
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2016	$773,036
December 31, 2015	771,948
September 30, 2015	740,031
June 30, 2015	722,485
March 31, 2015	699,589

(4) Calculated as net income, divided by average total equity.
(5) Calculated as net income, divided by average total assets.
(6) Net interest margin is net interest income as a percentage of average earning assets.
(7) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
(8) Calculated as average equity, divided by average total assets.
(9) Calculated as dividends declared during the period divided by net income during the period.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2016		As of December 31, 2015		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$92,536	69.90	$104,168	73.23	$(11,632)	(11.17)
Investment securities	27,196	20.54	26,166	18.40	1,030	3.94
Other investments	10,424	7.88	9,009	6.33	1,415	15.72
Mortgage loans, net	553	0.42	584	0.41	(31)	(5.37)
Other assets	1,667	1.26	2,319	1.63	(652)	(28.17)
Total assets	$132,376	100.00	$142,246	100.00	$(9,870)	(6.94)
Consolidated obligations, net:
Discount notes	$60,166	47.81	$69,434	51.35	$(9,268)	(13.35)
Bonds	63,830	50.72	63,953	47.29	(123)	(0.19)
Deposits	1,156	0.92	1,084	0.80	72	6.60
Other liabilities	691	0.55	759	0.56	(68)	(8.93)
Total liabilities	$125,843	100.00	$135,230	100.00	$(9,387)	(6.94)
Capital stock	$4,629	70.86	$5,101	72.71	$(472)	(9.25)
Retained earnings	1,838	28.13	1,840	26.22	(2)	(0.12)
Accumulated other comprehensive income	66	1.01	75	1.07	(9)	(11.99)
Total capital	$6,533	100.00	$7,016	100.00	$(483)	(6.89)

Advances

Total advances decreased by 11.2 percent as of March 31, 2016, compared to December 31, 2015, primarily due to maturing short-term advances and prepayment of these advances during the period. As a result of the prolonged low interest rate environment, the majority of new advances during the first quarter of 2016 were short-term advances. As of March 31, 2016, 64.3 percent of the Bank’s advances were fixed-rate, compared to 57.4 percent as of December 31, 2015. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of March 31, 2016 and December 31, 2015, 49.7 percent and 48.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.14 percent and 0.91 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2016		As of December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$34,291	37.78	$35,664	34.67
Adjustable or variable rate indexed	32,054	35.31	43,425	42.22
Hybrid	20,514	22.60	19,782	19.23
Convertible	2,200	2.42	2,394	2.33
Amortizing (2)	1,716	1.89	1,599	1.55
Total par value	$90,775	100.00	$102,864	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of March 31, 2016	As of December 31, 2015	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$76	$77	$(1)	(1.19)
Government-sponsored enterprises debt obligations	6,810	6,957	(147)	(2.11)
Mortgage-backed securities:
U.S. agency obligations-guaranteed single-family residential	262	279	(17)	(6.08)
Government-sponsored enterprises single-family residential	11,507	11,958	(451)	(3.77)
Government-sponsored enterprises multifamily commercial	5,930	4,140	1,790	43.24
Private-label residential	2,611	2,755	(144)	(5.25)
Total mortgage-backed securities	20,310	19,132	1,178	6.16
Total investment securities	27,196	26,166	1,030	3.94
Other investments:
Interest-bearing deposits (1)	1,093	1,088	5	0.49
Securities purchased under agreements to resell	3,506	2,500	1,006	40.26
Federal funds sold	5,825	5,421	404	7.45
Total other investments	10,424	9,009	1,415	15.72
Total investments	$37,620	$35,175	$2,445	6.96
____________

(1)
Interest-bearing deposits include a $1.1 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of March 31, 2016 and December 31, 2015.

The increase in total investments was primarily due to an increase in government-sponsored enterprises multifamily commercial MBS and securities purchased under agreements to resell. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of March 31, 2016, these investments amounted to 312 percent of the Bank's regulatory capital due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory limit at the time of its MBS purchases and will not be required to sell any previously purchased MBS. As of December 31, 2015, the Bank's MBS to regulatory capital ratio was 274 percent.

Mortgage Loans Held for Portfolio

As the Bank ceased purchasing new mortgage loans in 2008, the decrease in mortgage loans held for portfolio from December 31, 2015 to March 31, 2016 was primarily due to the maturity and prepayment of these assets during the period.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank's conventional mortgage loan portfolio is concentrated in that region as of March 31, 2016 and December 31, 2015. The following table presents the percentage of unpaid principal balance of conventional single-family residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2016	As of December 31, 2015
	Percent of Total	Percent of Total
Florida	28.23	28.08
South Carolina	25.25	25.27
Georgia	13.53	13.59
North Carolina	10.27	10.39
Virginia	7.94	7.90
All other	14.78	14.77
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligation discount notes and consolidated obligation bonds from December 31, 2015 to March 31, 2016 is a result of a decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.7 percent of the $132.4 billion in total assets as of March 31, 2016, remaining relatively stable compared to the financing ratio of 93.8 percent as of December 31, 2015.
Consolidated obligations outstanding were primarily fixed rate as of March 31, 2016 and December 31, 2015. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2016 and December 31, 2015, 80.9 percent and 82.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. The Bank had no variable-rate consolidated obligation bonds that were swapped as of March 31, 2016 and December 31, 2015. As of March 31, 2016 and December 31, 2015, 29.7 percent and 22.2 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2016.

Capital

The decrease in total capital was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock resulting from a decrease in total outstanding advances from December 31, 2015 to March 31, 2016.
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
Finance Agency regulations establish criteria for four capital classifications, based on the amount and type of capital held by an FHLBank, as follows:

•	Adequately Capitalized - FHLBank meets or exceeds both risk-based and minimum capital requirements

•	Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements;

•	Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements; and

•	Critically Undercapitalized - FHLBank total capital is two percent or less of total assets.

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 15, 2016, the Bank received notification from the Director that, based on December 31, 2015 data, the Bank meets the definition of “adequately capitalized.”

The Bank had capital stock subject to mandatory redemption, consisting of B1 membership stock and B2 activity-based capital stock, from 16 and 13 members and former members, as of March 31, 2016 and December 31, 2015, respectively. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the first quarter of 2016 and 2015.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2016 and 2015, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Net interest income	$93	$104	$(11)	(10.15)
Reversal of provision for credit losses	—	(1)	1	113.09
Noninterest (loss) income	(3)	20	(23)	(114.30)
Noninterest expense	34	34	—	1.18
Affordable Housing Program assessments	6	9	(3)	(38.66)
Net income	$50	$82	$(32)	(38.69)

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items, such as prepayment fees, the amortization of debt issuance discounts, concession fees, and certain derivative instruments and hedging activities related adjustments. The Bank also recognizes significant improvements in expected cash flows related to other-than-temporary impairment securities through net interest income.

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $105 million and $131 million for the first quarter of 2016 and 2015, respectively.

The $64 million increase in advance interest income and the $84 million increase in consolidated obligation interest expense during the first quarter of 2016, compared to the same period in 2015, is primarily due to an increase in short-term interest rates, resulting from the Federal Reserve raising interest rates in December 2015. The impact of these changes is reflected in the rate/volume table below. Additionally, these changes resulted in a decrease in interest rate spread for the first quarter of 2016, compared to the first quarter of 2015.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2016 and 2015 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in "Noninterest income (loss)" as "Net (losses) gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

	For the Three Months Ended March 31,
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,694	$4	0.52	$2,602	$1	0.17
Securities purchased under agreements to resell	1,075	1	0.33	2,694	1	0.12
Federal funds sold	7,723	7	0.37	8,521	3	0.12
Investment securities (2)	26,271	110	1.68	26,502	105	1.61
Advances	97,226	127	0.53	92,639	63	0.28
Mortgage loans (3)	570	9	6.04	728	11	6.18
Loans to other FHLBanks	4	—	0.36	2	—	0.09
Total interest-earning assets	135,563	258	0.76	133,688	184	0.56
Allowance for credit losses on mortgage loans	(2)			(3)
Other assets	1,858			1,413
Total assets	$137,419			$135,098
Liabilities and Capital
Interest-bearing deposits (4)	$1,201	1	0.27	$1,229	—	0.02
Consolidated obligations
Discount notes	65,713	63	0.38	37,455	9	0.10
Bonds	61,661	101	0.66	87,383	71	0.33
Other borrowings	13	—	4.69	19	—	4.24
Total interest-bearing liabilities	128,588	165	0.51	126,086	80	0.26
Other liabilities	2,116			2,337
Total capital	6,715			6,675
Total liabilities and capital	$137,419			$135,098
Net interest income and net yield on interest-earning assets		$93	0.28		$104	0.31
Interest rate spread			0.25			0.30
Average interest-earning assets to interest-bearing liabilities			105.42			106.03
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the first quarter of 2016, compared to the same period in 2015, were primarily rate related.

	For the Three Months Ended March 31,
	2016 vs. 2015
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$3	$3
Securities purchased under agreements to resell	(1)	1	—
Federal funds sold	—	4	4
Investment securities	(1)	6	5
Advances	3	61	64
Mortgage loans	(2)	—	(2)
Total	(1)	75	74
Increase (decrease) in interest expense:
Interest-bearing deposits	—	1	1
Consolidated obligations
Discount notes	12	42	54
Bonds	(26)	56	30
Total	(14)	99	85
Increase (decrease) in net interest income	$13	$(24)	$(11)
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended March 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Net impairment losses recognized in earnings	$—	$(1)	$1	96.10
Net losses on trading securities	(9)	(12)	3	17.61
Net (losses) gains on derivatives and hedging activities	(2)	24	(26)	(106.46)
Standby letters of credit fees	8	7	1	8.25
Other	—	2	(2)	(64.86)
Total noninterest (loss) income	$(3)	$20	$(23)	(114.30)

The decrease in total noninterest income during the first quarter of 2016, compared to the same period in 2015, was primarily due to a $26 million decrease in net gains on derivatives and hedging activities. Of this $26 million decrease, $14 million was attributable to decreased amortization related to restructured hedges, and the remaining decrease was primarily attributable to lower long-term interest rates during the first quarter of 2016.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(34)	$—	$2	$—	$—	$(32)
Net interest settlements included in net interest income (2)	(147)	—	79	(5)	—	(73)
Total effect on net interest (expense) income	$(181)	$—	$81	$(5)	$—	$(105)
Net (losses) gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$18	$—	$(10)	$(2)	$—	$6
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(5)	1	—	(4)	(8)
Total net gains (losses) on derivatives and hedging activities	18	(5)	(9)	(2)	(4)	(2)
Net losses on trading securities (3)	—	(9)	—	—	—	(9)
Total effect on noninterest income (loss)	$18	$(14)	$(9)	$(2)	$(4)	$(11)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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
Net (losses) gains on derivatives and hedging activities:
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

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the first quarter of 2016, compared to the same period in 2015. The decrease in Affordable Housing Program assessments during the first quarter of 2016, compared to the same period in 2015, is due to a decrease in income before assessments during the period.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first quarter of 2016. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout first quarter of 2016.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2016 and December 31, 2015. The FHLBanks had $896.8 billion in aggregate par value of consolidated obligations issued and outstanding, $123.8 billion of which was attributable to the Bank as of March 31, 2016. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
The Bank generally requires standby letters of credit to contain language permitting the Bank, upon annual renewal dates and prior notice to the beneficiary, to choose not to renew the standby letter of credit, which effectively terminates the standby letter of credit prior to its scheduled final expiration date. Based on the creditworthiness of the member applicant and appropriate additional fees, the Bank may issue standby letters of credit that have terms of longer than one year without annual renewals or that have no stated maturity and are subject to renewal on an annual basis.
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2016.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

As of March 31, 2016, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.
Joint Proposed Rule on Incentive-Based Compensation Arrangements. On April 26, 2016, the Finance Agency, jointly with five other federal regulators, issued the rule contemplated by Section 956 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which requires implementation of regulations or guidelines to (1) prohibit incentive-based payment arrangements that these regulators determine encourage inappropriate risks by certain financial institutions by providing excessive compensation or that could lead to material financial loss; and (2) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator.
The proposed rule identifies three categories of institutions that would be covered by these regulations based on average total consolidated assets, applying less prescriptive incentive-based compensation program requirements to the smallest covered institutions (Level 3) and progressively more rigorous requirements to the larger covered institutions (Level 1). The proposed rule specifies that the Bank would fall into the middle category, Level 2. The proposed rule would supplement existing Finance Agency executive compensation rules.
The proposed rule would prohibit the Bank from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risks by “senior executive officers” and “significant risk-takers” (each as defined in the proposed rule, together, “covered persons”) that could lead to a material financial loss at the Bank.

If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•	mandatory deferrals of 50 percent and 40 percent of annual incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

Comments are due on the proposed rule by July 22, 2016. The Bank is currently assessing the effect of the proposed rule.

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

The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the
Bank’s desired risk profile, which enhances their ability to make effective strategic and tactical decisions. Additionally, the
Bank aspires (1) to achieve and exceed best practices in governance, ethics, and compliance; and (2) to sustain a corporate culture that fosters transparency, integrity, and adherence to legal and ethical obligations.
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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the 1-10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. Total advances to these institutions totaled $619 million as of March 31, 2016.
The following table presents the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2016		As of December 31, 2015
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	29	$7,274	39	$3,757
2	30	17,129	22	17,643
3	74	14,818	77	19,943
4	83	24,907	95	28,779
5	122	5,799	121	26,125
6	79	17,995	93	3,681
7	48	1,381	38	1,477
8	11	274	9	170
9	8	152	13	243
10	28	427	28	364

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion, by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Six borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $22.3 billion as of March 31, 2016.
Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower's outstanding principal amount of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2016	$90,775	$286,999	69.57	2.98	27.45
As of December 31, 2015	102,864	285,796	71.84	3.14	25.02
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2016 and December 31, 2015.

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
In addition to Finance Agency regulations, the Bank follows guidelines approved by its board of directors regarding unsecured extensions of credit, with respect to term limits and eligible counterparties.
Finance Agency regulations prohibit the Bank from investing in any of the following securities:

•
instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income people or communities;

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

•
whole mortgages or other whole loans, other than the following: (1) those acquired under the Bank’s mortgage purchase programs; (2) certain investments targeted to low-income people or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies that are of investment quality; (4) MBS or asset-backed securities that are backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans that are authorized under section 12(b) of the FHLBank Act;

•	interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), collateralized debt obligations, and real estate mortgage investment conduits (REMICs);

•	residual-interest or interest-accrual classes of CMOs and REMICs;

•
fixed-rate or variable-rate MBS, CMOs, and REMICs that are at rates equal to their contractual cap on the trade date and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points; and

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

	As of March 31, 2016
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Canada	$1,525	$—	$—	$1,525
France	—	—	1	1
Germany	1,125	—	18	1,143
Netherlands	300	—	—	300
Norway	1,125	—	—	1,125
Sweden	200	—	—	200
Switzerland	—	—	7	7
United States of America	1,550	1,093	—	2,643
Total	$5,825	$1,093	$26	$6,944
____________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

	As of December 31, 2015
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,000	$—	$—	$1,000
Canada	901	—	—	901
Germany	1,125	—	12	1,137
Netherlands	1,140	—	—	1,140
Switzerland	—	—	12	12
United States of America	1,255	1,088	—	2,343
Total	$5,421	$1,088	$24	$6,533
____________
(1) Amounts do not reflect collateral; see the table under Risk Management–Credit Risk–Derivatives below for a breakdown of the credit ratings of and the Bank’s credit exposure to derivative counterparties, including net exposure after collateral.

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $6.5 billion as of December 31, 2015 to $6.9 billion as of March 31, 2016. The following five counterparties each represented greater than 10 percent and collectively represented 76.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Landesbank Baden-Wuerttemberg, DnB Bank ASA, Branch Banking and Trust Company, Bank of Nova Scotia, and Bank of New York Mellon. Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of March 31, 2016 and December 31, 2015. As of March 31, 2016, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

The Bank’s RMP permits the Bank to invest in U.S. agency (i.e., Fannie Mae, Freddie Mac and Ginnie Mae) obligations including the following: (1) CMOs and REMICS that are backed by such securities; and (2) other MBS, CMOs, and REMICS that are of sufficient investment quality, which are typically rated AAA by S&P or Aaa by Moody’s at the time of purchase. The private-label MBS purchased by the Bank originally attained their triple-A ratings through credit enhancements, which primarily consisted of the subordination of the claims of the other tranches of these securities. In addition to NRSRO ratings, the Bank considers a variety of credit quality factors when analyzing potential investments, such as collateral performance, marketability, asset class considerations, local and regional economic conditions, and the financial health of the underlying issuer.

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2016 and December 31, 2015 (in millions), based on their credit rating as of March 31, 2016 and December 31, 2015, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of March 31, 2016
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$76	$—	$—	$—	$—	$—	$—	$—	$—	$—	$76
Government-sponsored enterprises debt obligations	—	6,810	—	—	—	—	—	—	—	—	—	6,810
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	262	—	—	—	—	—	—	—	—	—	262
Government-sponsored enterprises single family residential	—	11,507	—	—	—	—	—	—	—	—	—	11,507
Government-sponsored enterprises multifamily commercial	464	5,466	—	—	—	—	—	—	—	—	—	5,930
Private-label	—	6	23	307	394	359	577	143	78	712	12	2,611
Total mortgage-backed securities	464	17,241	23	307	394	359	577	143	78	712	12	20,310
Total investment securities	464	24,127	23	307	394	359	577	143	78	712	12	27,196
Other investments:
Interest-bearing deposits	—	7	1,051	35	—	—	—	—	—	—	—	1,093
Securities purchased under agreements to resell	—	3,006	—	500	—	—	—	—	—	—	—	3,506
Federal funds sold	—	1,485	3,750	590	—	—	—	—	—	—	—	5,825
Total other investments	—	4,498	4,801	1,125	—	—	—	—	—	—	—	10,424
Total investments	$464	$28,625	$4,824	$1,432	$394	$359	$577	$143	$78	$712	$12	$37,620
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $45 million as of March 31, 2016.

	As of December 31, 2015
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,957	—	—	—	—	—	—	—	—	—	6,957
Mortgage-backed securities:
U.S. agency obligations-guaranteed single family residential	—	279	—	—	—	—	—	—	—	—	—	279
Government-sponsored enterprises single family residential	—	11,958	—	—	—	—	—	—	—	—	—	11,958
Government-sponsored enterprises multifamily commercial	464	3,676	—	—	—	—	—	—	—	—	—	4,140
Private-label residential	—	7	25	325	421	368	616	151	101	729	12	2,755
Total mortgage-backed securities	464	15,920	25	325	421	368	616	151	101	729	12	19,132
Total investment securities	464	22,954	25	325	421	368	616	151	101	729	12	26,166
Other investments:
Interest-bearing deposits	—	3	1,050	35	—	—	—	—	—	—	—	1,088
Securities purchased under agreements to resell	—	2,500	—	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	1,401	3,200	820	—	—	—	—	—	—	—	5,421
Total other investments	—	3,904	4,250	855	—	—	—	—	—	—	—	9,009
Total investments	$464	$26,858	$4,275	$1,180	$421	$368	$616	$151	$101	$729	$12	$35,175
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
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2016 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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
The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of March 31, 2016 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$6	$—	$6
A	23	—	23
BBB	276	31	307
BB	360	34	394
B	294	67	361
CCC	525	134	659
CC	164	—	164
C	83	—	83
D	722	117	839
unrated	12	—	12
Total unpaid principal balance	$2,465	$383	$2,848
Amortized cost	$2,192	$333	$2,525
Gross unrealized losses	$(25)	$(13)	$(38)
Fair value	$2,270	$325	$2,595
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$—	$—	$—
Non-credit-related losses	—	—	—
Total other-than-temporary impairment losses	$—	$—	$—
Weighted average percentage of fair value to unpaid principal balance	92.09%	84.86%	91.12%
Original weighted average credit support	8.92%	21.27%	10.58%
Weighted average credit support	5.14%	8.27%	5.56%
Weighted average collateral delinquency	11.12%	18.08%	12.05%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of March 31, 2016.

	Significant Inputs - Weighted Average (%)(1)
Classification of Securities	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement
Prime	15.45	6.70	24.73	7.58
Alt-A	11.88	19.50	35.92	3.20
Total	13.81	12.59	29.89	5.56
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
This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that were 33.0 percent lower than the base case. The results of the analysis were immaterial.

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
The Bank's over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivative Clearing Organization (Clearinghouse). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty.
For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of March 31, 2016.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH. Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following four approved clearing agents: Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2016.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the Bank's maximum credit risk with respect to derivative transactions, is the estimated cost of replacing the derivative transactions if there is default, less the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, as well as the netting requirements to net assets and liabilities.

The following tables present information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of March 31, 2016
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$125	$1	$(1)	$—	$—
Triple-B	9,696	18	(18)	—	—
Cleared derivatives	1,456	7	—	—	7
Liability positions with credit exposure:
Cleared derivatives	48,738	(582)	806	—	224
Total derivative positions with non-member counterparties to which the Bank had credit exposure	60,015	(556)	787	—	231
Member institutions (1)	191	9	—	(9)	—
Total	$60,206	$(547)	$787	$(9)	$231
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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $90 million of collateral at fair value to its uncleared derivative counterparties as of March 31, 2016.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of March 31, 2016, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $2 million as of March 31, 2016 and December 31, 2015. The allowance for credit losses on MPP loans was less than $1 million as of March 31, 2016 and December 31, 2015.

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

The following table presents the notional amounts of derivative financial instruments (in millions). The category “Fair value hedges” represents hedge strategies for which hedge accounting is achieved. The category “Non-qualifying hedges” represents hedge strategies for which the derivatives are not in designated hedging relationships that formally meet the hedge accounting requirements under GAAP.

			As of March 31, 2016	As of December 31, 2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$5,848	$5,928
		Non-qualifying hedges	1	1
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	23,282	22,733
		Non-qualifying hedges	40	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	348	378
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	20	20
		Total	29,539	29,100
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	1,004	1,179
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	—	50
		Total	1,004	1,229
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	23,618	25,469
		Non-qualifying hedges	802	1,242
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	6,552	10,366
		Total	30,972	37,077

			As of March 31, 2016	As of December 31, 2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	17,868	15,416
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	16,500
		Total	16,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	382	371
Total notional amount			$96,370	$99,798

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods, including (1) calculating the effective duration and convexity of assets, liabilities, and equity under various scenarios; and (2) calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank's interest-bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

Bank policy requires the Bank to maintain its effective duration of equity within a range of +5 years to -5 years, assuming current interest rates, and within a range of +7 years to -7 years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2016			As of December 31, 2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.43	0.31	0.25	0.42	0.30	0.23
Liabilities	0.25	0.32	0.27	0.24	0.31	0.26
Equity	4.13	0.14	(0.20)	3.94	0.19	(0.25)
Effective duration gap	0.18	(0.01)	(0.02)	0.18	(0.01)	(0.03)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2016			As of December 31, 2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$129,347	$130,321	$131,016	$139,647	$140,659	$141,254
Liabilities	123,232	123,915	124,214	132,943	133,655	134,061
Equity	6,115	6,406	6,802	6,704	7,004	7,193
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Bank's President and Chief Executive Officer and the Bank's Executive Vice President and Chief Financial Officer (Certifying Officers) are responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Bank in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

As of March 31, 2016, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

The Bank is subject to various legal proceedings and actions in the ordinary course of its business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of those matters presently known to the Bank will have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in the Bank’s Form 10-K, should be carefully considered as they could materially affect the Bank’s business, financial condition, and/or operating results. The risks described in the Bank’s Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems to be immaterial also may materially adversely affect the Bank’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through January 28, 2016)[2]
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[3]
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended March 31, 2016, filed on May 9, 2016, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

1	Filed on October 26, 2012 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on February 1, 2016 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
3	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	May 9, 2016	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	May 9, 2016	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer