Form 10-Q
period 2016-06-30
Federal Home Loan Bank of Atlanta
filed 2016-08-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2016 was 52,456,818.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2016	As of December 31, 2015
Assets
Cash and due from banks	$1,164	$1,751
Interest-bearing deposits (includes deposits with another FHLBank of $13 and $3 as of June 30, 2016 and December 31, 2015, respectively)	1,101	1,088
Securities purchased under agreements to resell	139	2,500
Federal funds sold	8,380	5,421
Investment securities:
Trading securities (includes another FHLBank’s bond of $0 and $52 as of June 30, 2016 and December 31, 2015, respectively)	693	1,265
Available-for-sale securities	1,469	1,662
Held-to-maturity securities (fair value of $25,126 and $23,263 as of June 30, 2016 and December 31, 2015, respectively)	25,060	23,239
Total investment securities	27,222	26,166
Advances	106,926	104,168
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	520	586
Allowance for credit losses on mortgage loans	(2)	(2)
Total mortgage loans held for portfolio, net	518	584
Accrued interest receivable	167	171
Derivative assets	301	176
Premises and equipment, net	24	25
Other assets	151	196
Total assets	$146,093	$142,246
Liabilities
Interest-bearing deposits	$1,168	$1,084
Consolidated obligations, net:
Discount notes	68,585	69,434
Bonds	68,560	63,953
Total consolidated obligations, net	137,145	133,387
Mandatorily redeemable capital stock	9	14
Accrued interest payable	110	127
Affordable Housing Program payable	60	63
Derivative liabilities	119	124
Other liabilities	310	431
Total liabilities	138,921	135,230
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 and 7 as of June 30, 2016 and December 31, 2015, respectively	787	745
Subclass B2 issued and outstanding shares: 44 as of June 30, 2016 and December 31, 2015	4,453	4,356
Total capital stock Class B putable	5,240	5,101
Retained earnings:
Restricted	277	255
Unrestricted	1,562	1,585
Total retained earnings	1,839	1,840
Accumulated other comprehensive income	93	75
Total capital	7,172	7,016
Total liabilities and capital	$146,093	$142,246

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Advances	$139	$(81)	$266	$(19)
Prepayment fees, net	—	—	—	1
Interest-bearing deposits	4	1	8	2
Securities purchased under agreements to resell	1	1	2	2
Federal funds sold	9	2	16	5
Trading securities	10	17	26	34
Available-for-sale securities	25	28	52	56
Held-to-maturity securities	71	58	138	118
Mortgage loans	7	10	16	21
Total interest income	266	36	524	220
Interest expense
Consolidated obligations:
Discount notes	63	9	126	18
Bonds	122	75	223	146
Interest-bearing deposits	1	—	2	—
Total interest expense	186	84	351	164
Net interest income (expense)	80	(48)	173	56
Reversal of provision for credit losses	—	—	—	(1)
Net interest income (expense) after reversal of provision for credit losses	80	(48)	173	57
Noninterest income (loss)
Total other-than-temporary impairment losses	(2)	—	(2)	—
Net amount of impairment losses recorded in (reclassified from) accumulated other comprehensive income	1	(3)	1	(4)
Net impairment losses recognized in earnings	(1)	(3)	(1)	(4)
Net losses on trading securities	(6)	(15)	(15)	(27)
Net gains on derivatives and hedging activities	15	188	13	212
Standby letters of credit fees	7	7	15	14
Other	2	(1)	2	1
Total noninterest income	17	176	14	196
Noninterest expense
Compensation and benefits	17	17	37	36
Other operating expenses	9	9	18	18
Finance Agency	2	1	4	4
Office of Finance	1	2	3	3
Other	2	2	3	4
Total noninterest expense	31	31	65	65
Income before assessments	66	97	122	188
Affordable Housing Program assessments	6	10	12	19
Net income	$60	$87	$110	$169

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$60	$87	$110	$169
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	(1)	—	(1)	—
Net change in fair value on other-than-temporarily impaired available-for-sale securities	27	(6)	18	(23)
Reclassification of noncredit portion of impairment losses included in net income	—	3	—	4
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	26	(3)	17	(19)
Other comprehensive income related to pension and postretirement benefit plans	1	1	1	1
Total other comprehensive income (loss)	27	(2)	18	(18)
Total comprehensive income	$87	$85	$128	$151

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	29	2,891	—	—	—	—	2,891
Repurchase/redemption of capital stock	(30)	(2,982)	—	—	—	—	(2,982)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income (loss)	—	—	34	135	169	(18)	151
Cash dividends on capital stock	—	—	—	(102)	(102)	—	(102)
Balance, June 30, 2015	51	$5,052	$229	$1,584	$1,813	$77	$6,942

Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	29	2,954	—	—	—	—	2,954
Repurchase/redemption of capital stock	(28)	(2,813)	—	—	—	—	(2,813)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	22	88	110	18	128
Cash dividends on capital stock	—	—	—	(111)	(111)	—	(111)
Balance, June 30, 2016	52	$5,240	$277	$1,562	$1,839	$93	$7,172

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$110	$169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(13)	(70)
Reversal of provision for credit losses	—	(1)
Loss (gain) due to change in net fair value adjustment on derivative and hedging activities	79	(3)
Net change in fair value adjustment on trading securities	15	27
Net impairment losses recognized in earnings	1	4
Net change in:
Accrued interest receivable	3	20
Other assets	42	25
Affordable Housing Program payable	(4)	(2)
Accrued interest payable	(17)	2
Other liabilities	(47)	(33)
Total adjustments	59	(31)
Net cash provided by operating activities	169	138
Investing activities
Net change in:
Interest-bearing deposits	(685)	257
Securities purchased under agreements to resell	2,361	(180)
Federal funds sold	(2,959)	(483)
Trading securities:
Proceeds from principal collected	556	—
Available-for-sale securities:
Proceeds from principal collected	235	155
Held-to-maturity securities:
Proceeds from principal collected	2,124	3,318
Purchases of long-term	(4,021)	(2,255)
Advances:
Proceeds from principal collected	128,061	117,413
Made	(130,200)	(120,356)
Mortgage loans:
Proceeds from principal collected	63	76
Proceeds from sale of foreclosed assets	7	10
Purchase of premises, equipment, and software	(1)	(1)
Net cash used in investing activities	(4,459)	(2,046)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2016	2015
Financing activities
Net change in:
Interest-bearing deposits	62	297
Loans from other FHLBanks	—	125
Net payments on derivatives containing a financing element	(45)	(49)
Proceeds from issuance of consolidated obligations:
Discount notes	275,200	427,635
Bonds	32,518	37,372
Payments for debt issuance costs	(5)	(6)
Payments for maturing and retiring consolidated obligations:
Discount notes	(276,080)	(415,041)
Bonds	(27,970)	(48,627)
Proceeds from issuance of capital stock	2,954	2,891
Payments for repurchase/redemption of capital stock	(2,813)	(2,982)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(7)	(10)
Cash dividends paid	(111)	(102)
Net cash provided by financing activities	3,703	1,503
Net decrease in cash and due from banks	(587)	(405)
Cash and due from banks at beginning of the period	1,751	915
Cash and due from banks at end of the period	$1,164	$510
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$252	$163
Affordable Housing Program assessments, net	$15	$20
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$2	$7
Held-to-maturity securities acquired with accrued liabilities	$60	$109
Transfers of mortgage loans to real estate owned	$3	$8

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2016, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Bank’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2016 (Form 10-K).

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

Refer to Note 2—Summary of Significant Accounting Policies to the 2015 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2016, except for a policy update concerning concessions during the first quarter of 2016, which is described below.

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

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance intended to improve the timeliness of recording credit losses on loans and other financial instruments held by financial institutions and other organizations. This guidance requires all expected credit losses for financial assets that are held at the reporting date to be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Credit losses related to available-for-sale securities will be recorded through an allowance for credit losses. Additionally, this guidance amends the accounting for purchased financial assets with credit deterioration and requires enhanced disclosures that provide additional information to help financial statement users better understand significant estimates and judgments. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2019, and early application is permitted for the interim and annual periods beginning after December 15, 2018. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.
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

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Financial instruments and other contractual rights are excluded from the scope of this new revenue recognition guidance and will continue to be accounted for under existing guidance. In 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance becomes effective for the Bank for the interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application, and early application is permitted for the interim and annual reporting periods beginning after December 15, 2016. The Bank continues to review this guidance; however, because the majority of contracts with the Bank's members are excluded from the scope of this guidance, this guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016. This amended guidance is required to be applied on a retrospective basis to each individual period presented on the Statements of Condition. As a result, $7 of debt issuance costs that were included in other assets were reclassified as a reduction in the corresponding consolidated obligations balance. Specifically, the reclassification resulted in a $5 reduction in the consolidated bonds balance and a $2 reduction in the consolidated discount notes balance on the Bank's Statement of Condition as of December 31, 2015. Accordingly, the Bank's total assets and total liabilities each decreased by $7 as of December 31, 2015. However, the adoption of this guidance did not have an impact on the Bank's results of operations.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of June 30, 2016	As of December 31, 2015
Government-sponsored enterprises debt obligations	$692	$1,212
Another FHLBank’s bond (1)	—	52
State or local housing agency debt obligations	1	1
Total	$693	$1,265
 ____________
(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
The following table presents net losses on trading securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net losses on trading securities held at period end	$(5)	$(15)	$(7)	$(27)
Net losses on trading securities sold or matured during the period	(1)	—	(8)	—
Net losses on trading securities	$(6)	$(15)	$(15)	$(27)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgaged-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016	$1,357	$14	$126	$—	$1,469
As of December 31, 2015	$1,567	$19	$114	$—	$1,662

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2016	2	$61	$2	10	$158	$12	12	$219	$14
As of December 31, 2015	3	$107	$2	10	$247	$17	13	$354	$19

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016	$878	$11	$97	$—	$964
As of December 31, 2015	$1,037	$16	$77	$—	$1,098

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$76	$—	$—	$76	$76	$—	$—	$76
Government-sponsored enterprises debt obligations	6,280	2	1	6,281	5,693	—	12	5,681
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	245	3	—	248	279	4	—	283
Government-sponsored enterprises residential	11,536	88	13	11,611	11,958	88	31	12,015
Government-sponsored enterprises commercial	6,008	11	10	6,009	4,140	—	16	4,124
Private-label residential	915	3	17	901	1,093	4	13	1,084
Total	$25,060	$107	$41	$25,126	$23,239	$96	$72	$23,263

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of June 30, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	10	$2,453	$1	—	$—	$—	10	$2,453	$1
Mortgage-backed securities:
Government-sponsored enterprises residential	67	2,463	11	7	387	2	74	2,850	13
Government-sponsored enterprises commercial	20	848	5	9	1,006	5	29	1,854	10
Private-label residential	28	311	4	55	483	13	83	794	17
Total	125	$6,075	$21	71	$1,876	$20	196	$7,951	$41

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2015
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	20	$4,535	$7	3	$745	$5	23	$5,280	$12
Mortgage-backed securities:
Government-sponsored enterprises residential	41	3,233	21	8	443	10	49	3,676	31
Government-sponsored enterprises commercial	31	2,680	9	25	1,037	7	56	3,717	16
Private-label residential	29	407	2	47	428	11	76	835	13
Total	121	$10,855	$39	83	$2,653	$33	204	$13,508	$72

Redemption Terms. The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,700	$1,700	$651	$651
Due after one year through five years	4,655	4,656	5,118	5,106
Due after five years through ten years	1	1	—	—
Total non-mortgage-backed securities	6,356	6,357	5,769	5,757
Mortgage-backed securities	18,704	18,769	17,470	17,506
Total	$25,060	$25,126	$23,239	$23,263

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2016	$215	$—	$5	$210
As of December 31, 2015	$286	$—	$5	$281

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2016.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2016, included a short-term housing price forecast with projected changes ranging from a decrease of two percent to an increase of 10 percent over the 12 month period beginning April 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2016, as well as related current credit enhancement.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Alt-A	12.25	16.38	38.36	0.00
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$493	$533	$505	$542
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	3	1	4
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(14)	(10)	(26)	(20)
Balance, end of period	$480	$526	$480	$526

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank's advances outstanding.

	As of June 30, 2016	As of December 31, 2015
Overdrawn demand deposit accounts	$3	$16
Due in one year or less	47,827	46,673
Due after one year through two years	11,423	12,747
Due after two years through three years	4,312	6,360
Due after three years through four years	3,264	2,994
Due after four years through five years	9,642	4,616
Due after five years	28,538	29,458
Total par value	105,009	102,864
Discount on AHP (1) advances	(6)	(6)
Discount on EDGE (2) advances	(4)	(4)
Hedging adjustments	1,928	1,315
Deferred commitment fees	(1)	(1)
Total	$106,926	$104,168
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of June 30, 2016	As of December 31, 2015
Overdrawn demand deposit accounts	$3	$16
Due or convertible in one year or less	49,067	48,743
Due or convertible after one year through two years	10,482	11,434
Due or convertible after two years through three years	4,141	5,768
Due or convertible after three years through four years	3,270	3,020
Due or convertible after four years through five years	9,648	4,609
Due or convertible after five years	28,398	29,274
Total par value	$105,009	$102,864

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2016	As of December 31, 2015
Fixed-rate:
Due in one year or less	$38,809	$32,011
Due after one year	27,063	27,051
Total fixed-rate	65,872	59,062
Variable-rate:
Due in one year or less	9,021	14,678
Due after one year	30,116	29,124
Total variable-rate	39,137	43,802
Total par value	$105,009	$102,864

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $74,954 and $75,842 as of June 30, 2016 and December 31, 2015, respectively. This concentration represented 71.4 percent and 73.7 percent of total advances outstanding as of June 30, 2016 and December 31, 2015, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2016 and December 31, 2015. No advance was past due as of June 30, 2016 and December 31, 2015.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2016	As of December 31, 2015
Fixed-rate medium-term (1) residential mortgage loans	$51	$66
Fixed-rate long-term residential mortgage loans	469	521
Total unpaid principal balance	520	587
Premiums	2	2
Discounts	(2)	(3)
Total	$520	$586
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2016	As of December 31, 2015
Conventional mortgage loans	$483	$546
Government-guaranteed or insured mortgage loans	37	41
Total unpaid principal balance	$520	$587

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$2	$2	$2	$3
Reversal of provision for credit losses	—	—	—	(1)
Balance, end of period	$2	$2	$2	$2

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of June 30, 2016	As of December 31, 2015
Allowance for credit losses:
Collectively evaluated for impairment	$2	$2
Recorded investment:
Individually evaluated for impairment	$14	$15
Collectively evaluated for impairment	470	532
Total recorded investment	$484	$547

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of June 30, 2016
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$15	$3	$18
Past due 60-89 days	4	1	5
Past due 90 days or more	14	2	16
Total past due mortgage loans	33	6	39
Total current mortgage loans	451	32	483
Total mortgage loans (1)	$484	$38	$522
Other delinquency statistics:
In process of foreclosure (2)	$7	$1	$8
Seriously delinquent rate (3)	2.90%	5.27%	3.07%
Past due 90 days or more and still accruing interest (4)	$—	$2	$2
Mortgage loans on nonaccrual status (5)	$14	$—	$14
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
(4) Mortgage loans insured or guaranteed by the Federal Housing Administration or the Department of Veterans Affairs.
(5) Represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

	As of December 31, 2015
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$17	$4	$21
Past due 60-89 days	5	1	6
Past due 90 days or more	18	3	21
Total past due mortgage loans	40	8	48
Total current mortgage loans	507	34	541
Total mortgage loans (1)	$547	$42	$589
Other delinquency statistics:
In process of foreclosure (2)	$9	$1	$10
Seriously delinquent rate (3)	3.32%	6.65%	3.55%
Past due 90 days or more and still accruing interest (4)	$—	$3	$3
Mortgage loans on nonaccrual status (5)	$18	$—	$18
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The financial amounts related to the Bank's troubled debt restructurings and impaired loans are not material to the Bank's financial condition or results of operations for the periods presented.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2016	As of December 31, 2015
Fixed-rate	$32,019	$40,512
Step up/down	1,950	4,239
Simple variable-rate	34,347	19,022
Total par value	$68,316	$63,773

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2016		As of December 31, 2015
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$46,111	0.83	$32,559	0.74
Due after one year through two years	15,510	1.18	17,132	1.41
Due after two years through three years	2,671	1.59	5,959	1.63
Due after three years through four years	1,054	1.65	2,124	1.67
Due after four years through five years	1,092	1.78	1,975	1.72
Due after five years	1,878	2.36	4,024	2.18
Total par value	68,316	1.01	63,773	1.16
Premiums	29		36
Discounts	(14)		(20)
Hedging adjustments	229		164
Total	$68,560		$63,953

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2016	As of December 31, 2015
Noncallable	$63,786	$53,432
Callable	4,530	10,341
Total par value	$68,316	$63,773

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2016	As of December 31, 2015
Due or callable in one year or less	$50,501	$41,410
Due or callable after one year through two years	13,955	16,277
Due or callable after two years through three years	1,876	3,461
Due or callable after three years through four years	749	1,055
Due or callable after four years through five years	757	1,023
Due or callable after five years	478	547
Total par value	$68,316	$63,773

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2016	$68,585	$68,646	0.41
As of December 31, 2015	$69,434	$69,481	0.27

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank's compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2016		As of December 31, 2015
	Required	Actual	Required	Actual
Risk based capital	$1,419	$7,088	$1,621	$6,956
Total regulatory capital ratio	4.00%	4.85%	4.00%	4.89%
Total regulatory capital (1)	$5,844	$7,088	$5,690	$6,956
Leverage capital ratio	5.00%	7.28%	5.00%	7.33%
Leverage capital	$7,305	$10,632	$7,113	$10,433
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$13	$17	$14	$19
Net reclassification from capital during the period	1	3	2	7
Repurchase/redemption of mandatorily redeemable capital stock	(5)	(4)	(7)	(10)
Balance, end of period	$9	$16	$9	$16

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

	As of June 30, 2016	As of December 31, 2015
Due in one year or less	$6	$7
Due after one year through two years	—	1
Due after three years through four years	1	—
Due after four years through five years	2	6
Total	$9	$14

Note 12—Accumulated Other Comprehensive Income

The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, March 31, 2015	$(23)	$102	$79
Other comprehensive income before reclassifications:
Net change in fair value	—	(6)	(6)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(3)	(2)
Balance, June 30, 2015	$(22)	$99	$77

Balance, March 31, 2016	$(20)	$86	$66
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	27	27
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	26	27
Balance, June 30, 2016	$(19)	$112	$93
____________
(1) Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(23)	(23)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	4	4
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(19)	(18)
Balance, June 30, 2015	$(22)	$99	$77

Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	18	18
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	17	18
Balance, June 30, 2016	$(19)	$112	$93
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

	As of June 30, 2016			As of December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$69,175	$296	$2,029	$80,290	$312	$1,467
Derivatives not designated as hedging instruments:
Interest rate swaps	2,437	19	66	3,008	10	74
Interest rate caps or floors	16,500	2	1	16,500	15	10
Total derivatives not designated as hedging instruments	18,937	21	67	19,508	25	84
Total derivatives before netting and collateral adjustments	$88,112	317	2,096	$99,798	337	1,551
Netting adjustments and cash collateral (1)		(16)	(1,977)		(161)	(1,427)
Derivative assets and derivative liabilities		$301	$119		$176	$124
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,965 and $1,293 as of June 30, 2016 and December 31, 2015, respectively. Cash collateral received and related accrued interest was $5 and $27 as of June 30, 2016 and December 31, 2015, respectively.

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$19	$188	$25	$217
Derivatives not designated as hedging instruments:
Interest rate swaps	5	15	12	25
Interest rate caps or floors	(2)	—	(3)	—
Net interest settlements	(7)	(15)	(21)	(30)
Total net losses related to derivatives not designated as hedging instruments	(4)	—	(12)	(5)
Net gains on derivatives and hedging activities	$15	$188	$13	$212

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended June 30,
	2016				2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(174)	$188	$14	$(137)	$582	$(389)	$193	$(182)
Consolidated obligations:
Bonds	(8)	13	5	61	(82)	77	(5)	125
Discount notes	2	(2)	—	—	1	(1)	—	2
Total	$(180)	$199	$19	$(76)	$501	$(313)	$188	$(55)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Six Months Ended June 30,
	2016				2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(641)	$673	$32	$(284)	$398	$(170)	$228	$(374)
Consolidated obligations:
Bonds	59	(64)	(5)	140	(3)	(8)	(11)	242
Discount notes	8	(10)	(2)	(5)	2	(2)	—	3
Total	$(574)	$599	$25	$(149)	$397	$(180)	$217	$(129)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of June 30, 2016		As of December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$197	$1,269	$260	$1,159
Cleared derivatives	120	827	77	392
Total gross recognized amount	317	2,096	337	1,551
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(184)	(1,150)	(258)	(1,035)
Cleared derivatives	168	(827)	97	(392)
Total gross amounts of netting adjustments and cash collateral	(16)	(1,977)	(161)	(1,427)
Derivative assets and derivative liabilities:
Uncleared derivatives	13	119	2	124
Cleared derivatives	288	—	174	—
Total derivative assets and total derivative liabilities	301	119	176	124
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	13	—	2	—
Net unsecured amounts: (2)
Uncleared derivatives	—	119	—	124
Cleared derivatives	288	—	174	—
Total net unsecured amount	$288	$119	$174	$124
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2) The Bank had net credit exposure of $277 and $170 as of June 30, 2016 and December 31, 2015, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2016 was $1,086, for which the Bank has posted collateral with a fair value of $967 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $97 of collateral at fair value to its uncleared derivative counterparties as of June 30, 2016.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2016 and December 31, 2015.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of June 30, 2016 and December 31, 2015.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of June 30, 2016 and December 31, 2015.

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

	As of June 30, 2016
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$692	$—	$—	$692
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	693	—	—	693
Available-for-sale securities:
Private-label residential MBS	—	—	1,469	—	1,469
Derivative assets:
Interest-rate related	—	317	—	(16)	301
Grantor trust (included in Other assets)	35	—	—	—	35
Total assets at fair value	$35	$1,010	$1,469	$(16)	$2,498
Liabilities
Derivative liabilities:
Interest-rate related	$—	$2,096	$—	$(1,977)	$119
Total liabilities at fair value	$—	$2,096	$—	$(1,977)	$119
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$1,587	$1,905	$1,662	$1,981
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	(3)	(1)	(4)
Included in other comprehensive income	26	(3)	17	(19)
Accretion of credit losses in net interest income	14	10	26	20
Settlements	(157)	(86)	(235)	(155)
Balance, end of period	$1,469	$1,823	$1,469	$1,823
____________
(1) Related to available-for-sale securities held at period end.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost, fair value accounting, or write-downs of individual assets due to impairment. The following tables present the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of June 30, 2016 and December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the periods presented.

	As of June 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Real estate owned (included in Other assets)	$—	$—	$3	$3

	As of December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Mortgage loans held for portfolio	$—	$—	$1	$1
Real estate owned (included in Other assets)	—	—	3	3
Total nonrecurring assets at fair value	$—	$—	$4	$4

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

Four vendor prices were received for a majority of the Bank's investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2016 and December 31, 2015. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2016 and December 31, 2015.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2016 and December 31, 2015.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2016 and December 31, 2015. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,164	$1,164	$1,164	$—	$—	$—
Interest bearing-deposits	1,101	1,101	—	1,101	—	—
Securities purchased under agreements to resell	139	139	—	139	—	—
Federal funds sold	8,380	8,380	—	8,380	—	—
Trading securities	693	693	—	693	—	—
Available-for-sale securities	1,469	1,469	—	—	1,469	—
Held-to-maturity securities	25,060	25,126	—	24,225	901	—
Advances	106,926	106,872	—	106,872	—	—
Mortgage loans held for portfolio, net	518	578	—	578	—	—
Accrued interest receivable	167	167	—	167	—	—
Derivative assets	301	301	—	317	—	(16)
Grantor trust assets (included in Other assets)	35	35	35	—	—	—
Liabilities:
Interest-bearing deposits	1,168	1,168	—	1,168	—	—
Consolidated obligations, net:
Discount notes	68,585	68,595	—	68,595	—	—
Bonds	68,560	68,762	—	68,762	—	—
Mandatorily redeemable capital stock	9	9	9	—	—	—
Accrued interest payable	110	110	—	110	—	—
Derivative liabilities	119	119	—	2,096	—	(1,977)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $826,848 and $771,948 as of June 30, 2016 and December 31, 2015, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2016 and December 31, 2015. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of June 30, 2016 and December 31, 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2016			As of December 31, 2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,642	$18,439	$27,081	$8,693	$23,823	$32,516
Commitments to fund additional advances	85	225	310	207	100	307
Unsettled consolidated obligation bonds, at par (2)	30	—	30	25	—	25
Unsettled consolidated obligation discount notes, at par (2)	2,456	—	2,456	100	—	100
____________

(1)
"Expire Within One Year" includes 12 standby letters of credit for a total of $34 and 11 standby letters of credit for a total of $29 as of June 30, 2016 and December 31, 2015, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)
Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations. The Bank's unsettled consolidated obligation bonds that were hedged with associated interest rate swaps that had traded but not yet settled were $30 and $25 as of June 30, 2016 and December 31, 2015, respectively. The Bank had no unsettled consolidated obligation discount notes that were hedged with associated interest rate swaps that had traded but not yet settled as of June 30, 2016 and December 31, 2015.

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
The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $90 and $136 as of June 30, 2016 and December 31, 2015, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of June 30, 2016 and December 31, 2015. Such commitments would be recorded as derivatives at their fair values.
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

	As of June 30, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$871	16.59	$20,144	19.18	$2	0.17
Navy Federal Credit Union	581	11.08	13,328	12.69	2	0.13
Bank of America, National Association	547	10.42	12,511	11.91	—	0.01

	As of December 31, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$869	16.99	$20,095	19.54	$2	0.18
Navy Federal Credit Union	643	12.57	14,773	14.36	—	0.01
Bank of America, National Association	579	11.31	13,262	12.89	—	0.01

Note 17—Subsequent Events

On July 28, 2016, the Bank's board of directors approved a cash dividend for the second quarter of 2016. The Bank paid the second quarter 2016 dividend on August 3, 2016, in the amount of $56 million.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2016 and December 31, 2015, and results of operations for the second quarter and first six months of 2016 and 2015. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2015.

Executive Summary

Financial Condition

As of June 30, 2016, total assets were $146.1 billion, an increase of $3.8 billion, or 2.70 percent, from December 31, 2015. This increase was primarily due to a $2.8 billion, or 2.65 percent, increase in advances and a $1.1 billion, or 4.04 percent, increase in investment securities.

As of June 30, 2016, total liabilities were $138.9 billion, an increase of $3.7 billion, or 2.73 percent, from December 31, 2015. This increase was primarily due to a $3.8 billion, or 2.82 percent, increase in consolidated obligations as a result of the increase in advances during the period.

As of June 30, 2016, total capital was $7.2 billion, an increase of $156 million, or 2.23 percent, from December 31, 2015. This increase was primarily due to an increase in the Bank's subclass B2 activity-based capital stock resulting from an increase in total outstanding advances during the period.

Results of Operations

The Bank recorded net income of $60 million for the second quarter of 2016, a decrease of $27 million, or 31.8 percent, from net income of $87 million for the same period in 2015. Approximately $21 million of the decrease in income before assessments relates to decreases in gains on derivatives and hedging activities, resulting primarily from lower long-term interest rates.

Net interest income for the second quarter of 2016 was $80 million, an increase of $128 million from $48 million of net interest expense for the second quarter of 2015. The increase in net interest income during the period was primarily due to decreased amortization of previously restructured advances. During the second quarter of 2015, there was $149 million of accelerated amortization related to previously restructured advances that were prepaid prior to their maturity, which decreased net interest income and was offset by net gains on derivatives and hedging activities. Additionally, net interest income was adversely affected by an increase in short-term rates during 2016, which impacted consolidated obligation interest expense more than the offsetting increase in advance interest income.

The Bank recorded net income of $110 million for the first six months of 2016, a decrease of $59 million, or 35.1 percent, from net income of $169 million for the same period in 2015. Net interest income for the first six months of 2016 was $173 million, an increase of $117 million from $56 million of net interest income for the same period in 2015. This change in net income and net interest income was primarily due to the factors discussed above.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 3.55 percent for the second quarter of 2016, compared to 5.54 percent for the same period in 2015. This decrease in ROE was primarily due to a decrease in net income during the period. ROE spread to three-month average LIBOR decreased to 291 basis points for the second quarter of 2016, compared to 526 basis points for the same period in 2015. This decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's annualized ROE was 3.28 percent for the first six months of 2016, compared to 5.26 percent for the same period in 2015. This decrease in ROE was primarily due to a decrease in net income during the period. ROE spread to three-month average LIBOR decreased to 265 basis points for the first six months of 2016, compared to 499 basis points for the same period in 2015. This decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's interest rate spread was 21 basis points and 23 basis points for the second quarter and first six months of 2016, respectively, compared to negative 16 basis points and seven basis points for the second quarter and first six months of 2015, respectively.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including low interest rates, deposit growth at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Given the large proportion of short-term advances outstanding, the Bank expects advances balances will continue fluctuating during 2016 as a result of scheduled repayments and prepayments. Earnings on the Bank’s investment portfolio are expected to remain low as higher-yielding investments that prepay or mature are replaced with lower-yielding instruments available in the current market.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Statements of Condition (at period end)
Total assets (1)	$146,093	$132,376	$142,246	$124,914	$139,716
Investments (2)	36,842	37,620	35,175	34,662	35,806
Mortgage loans held for portfolio	520	555	586	621	664
Allowance for credit losses on mortgage loans	(2)	(2)	(2)	(3)	(2)
Advances	106,926	92,536	104,168	87,762	102,208
Interest-bearing deposits	1,168	1,156	1,084	1,173	1,396
Consolidated obligations, net:
Discount notes (1)(3)	68,585	60,166	69,434	41,867	49,759
Bonds (1)(3)	68,560	63,830	63,953	74,965	80,814
Total consolidated obligations, net (1)(3)	137,145	123,996	133,387	116,832	130,573
Mandatorily redeemable capital stock	9	13	14	17	16
Affordable Housing Program payable	60	65	63	60	64
Capital stock - putable	5,240	4,629	5,101	4,388	5,052
Retained earnings	1,839	1,838	1,840	1,824	1,813
Accumulated other comprehensive income	93	66	75	71	77
Total capital	7,172	6,533	7,016	6,283	6,942
Statements of Income (for the period ended)
Net interest income (expense)	80	93	92	95	(48)
(Reversal) provision for credit losses	—	—	(1)	1	—
Net impairment losses recognized in earnings	(1)	—	—	(1)	(3)
Net losses on trading securities	(6)	(9)	(19)	(15)	(15)
Net gains (losses) on derivatives and hedging activities	15	(2)	33	16	188
Standby letters of credit fees	7	8	7	7	7
Other income (loss)	2	—	1	—	(1)
Noninterest expense	31	34	37	33	31
Income before assessments	66	56	78	68	97
Affordable Housing Program assessments	6	6	7	7	10
Net income	60	50	71	61	87
Performance Ratios (%)
Return on equity (4)	3.55	3.02	4.38	3.66	5.54
Return on assets (5)	0.17	0.15	0.21	0.18	0.27
Net interest margin (6)	0.24	0.28	0.28	0.28	(0.15)
Regulatory capital ratio (at period end) (7)	4.85	4.89	4.89	4.99	4.93
Equity to assets ratio (8)	4.87	4.89	4.89	4.89	4.91
Dividend payout ratio (9)	97.77	104.36	77.60	81.63	57.93

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
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2016	$826,848
March 31, 2016	773,036
December 31, 2015	771,948
September 30, 2015	740,031
June 30, 2015	722,485

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

	As of June 30, 2016		As of December 31, 2015		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$106,926	73.19	$104,168	73.23	$2,758	2.65
Investment securities	27,222	18.63	26,166	18.40	1,056	4.04
Other investments	9,620	6.59	9,009	6.33	611	6.78
Mortgage loans, net	518	0.35	584	0.41	(66)	(11.37)
Other assets	1,807	1.24	2,319	1.63	(512)	(22.13)
Total assets	$146,093	100.00	$142,246	100.00	$3,847	2.70
Consolidated obligations, net:
Discount notes	$68,585	49.37	$69,434	51.35	$(849)	(1.22)
Bonds	68,560	49.35	63,953	47.29	4,607	7.20
Deposits	1,168	0.84	1,084	0.80	84	7.70
Other liabilities	608	0.44	759	0.56	(151)	(19.82)
Total liabilities	$138,921	100.00	$135,230	100.00	$3,691	2.73
Capital stock	$5,240	73.07	$5,101	72.71	$139	2.73
Retained earnings	1,839	25.64	1,840	26.22	(1)	(0.05)
Accumulated other comprehensive income	93	1.29	75	1.07	18	24.05
Total capital	$7,172	100.00	$7,016	100.00	$156	2.23

Advances

Total advances increased by 2.65 percent as of June 30, 2016, compared to December 31, 2015. The majority of new advances during the second quarter of 2016 were short-term advances. As of June 30, 2016, 62.7 percent of the Bank’s advances were fixed-rate, compared to 57.4 percent as of December 31, 2015. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of June 30, 2016 and December 31, 2015, 43.5 percent and 48.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.79 percent and 0.91 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2016		As of December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$41,864	39.87	$35,664	34.67
Adjustable or variable rate indexed	38,845	36.99	43,425	42.22
Hybrid	20,668	19.68	19,782	19.23
Convertible	1,908	1.82	2,394	2.33
Amortizing (2)	1,724	1.64	1,599	1.55
Total par value	$105,009	100.00	$102,864	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of June 30, 2016	As of December 31, 2015	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$77	$77	$—	0.11
Government-sponsored enterprises debt obligations	6,972	6,957	15	0.23
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	245	279	(34)	(12.47)
Government-sponsored enterprises residential	11,536	11,958	(422)	(3.52)
Government-sponsored enterprises commercial	6,008	4,140	1,868	45.13
Private-label residential	2,384	2,755	(371)	(13.47)
Total mortgage-backed securities	20,173	19,132	1,041	5.44
Total investment securities	27,222	26,166	1,056	4.04
Other investments:
Interest-bearing deposits (1)	1,101	1,088	13	1.18
Securities purchased under agreements to resell	139	2,500	(2,361)	(94.43)
Federal funds sold	8,380	5,421	2,959	54.58
Total other investments	9,620	9,009	611	6.78
Total investments	$36,842	$35,175	$1,667	4.74
____________

(1)	Interest-bearing deposits include a $1.1 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of June 30, 2016 and December 31, 2015.

The increase in total investments was primarily due to an increase in government-sponsored enterprises commercial MBS. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of June 30, 2016 and December 31, 2015, the Bank was in compliance with this regulatory requirement as these investments amounted to 283 percent and 274 percent, respectively, of the Bank's regulatory capital.

Mortgage Loans Held for Portfolio

As the Bank ceased purchasing new mortgage loans in 2008, the decrease in mortgage loans held for portfolio from December 31, 2015 to June 30, 2016 was primarily due to the maturity and prepayment of these assets during the period.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank's conventional mortgage loan portfolio is concentrated in that region as of June 30, 2016 and December 31, 2015. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2016	As of December 31, 2015
	Percent of Total	Percent of Total
Florida	28.37	28.08
South Carolina	25.06	25.27
Georgia	13.39	13.59
North Carolina	10.32	10.39
Virginia	7.89	7.90
All other	14.97	14.77
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2015 to June 30, 2016 is a result of an increase in advances outstanding during the period. Consolidated obligation issuances financed 93.9 percent of the $146.1 billion in total assets as of June 30, 2016, remaining relatively stable compared to the financing ratio of 93.8 percent as of December 31, 2015.
Consolidated obligations outstanding were primarily fixed rate as of June 30, 2016 and December 31, 2015. However, the Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2016 and December 31, 2015, 82.2 percent and 82.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. The Bank had no variable-rate consolidated obligation bonds that were swapped as of June 30, 2016 and December 31, 2015. As of June 30, 2016 and December 31, 2015, 19.2 percent and 22.2 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

Deposits

The Bank offers demand and overnight deposit programs to members and qualifying non-members primarily as a liquidity management service. In addition, a member that services mortgage loans may deposit funds in the Bank that are collected in connection with the mortgage loans, pending disbursement of those funds to the owners of the mortgage loans. For demand deposits, the Bank pays interest at the overnight rate. Most of these deposits represent member liquidity investments, which members may withdraw on demand. Therefore, the total account balance of the Bank’s deposits may fluctuate significantly. As a matter of prudence, the Bank typically invests deposit funds in liquid short-term assets. Member loan demand, deposit flows, and liquidity management strategies influence the amount and volatility of deposit balances carried with the Bank.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2016.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 15, 2016, the Bank received notification from the Director that, based on March 31, 2016 data, the Bank meets the definition of “adequately capitalized.”

The Bank had capital stock subject to mandatory redemption, consisting of B1 membership stock and B2 activity-based capital stock, from 13 members and former members, as of June 30, 2016 and December 31, 2015, respectively. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the second quarter and first six months of 2016 and 2015.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2016 and 2015, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net interest income (expense)	$80	$(48)	$128	*	$173	$56	$117	208.26
Reversal of provision for credit losses	—	—	—	*	—	(1)	1	86.83
Noninterest income	17	176	(159)	(90.05)	14	196	(182)	(92.55)
Noninterest expense	31	31	—	(0.32)	65	65	—	0.45
Affordable Housing Program assessments	6	10	(4)	(30.44)	12	19	(7)	(34.43)
Net income	$60	$87	$(27)	(31.76)	$110	$169	$(59)	(35.13)
____________
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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $116 million and $242 million for the second quarter of 2016 and 2015, respectively, and a decrease of $221 million and $373 million for the first six months of 2016 and 2015, respectively.

The increase in net interest income during the second quarter and first six months of 2016, compared to the same periods in 2015, is primarily due to decreased amortization of previously restructured advances. During the second quarter of 2015, there was $149 million of accelerated amortization related to previously restructured advances that were prepaid prior to their maturity, which decreased net interest income and was offset by net gains on derivatives and hedging activities.

After considering the impact of these previously restructured advances, net interest income was adversely affected by an increase in short-term interest rates, which impacted consolidated obligation interest expense more than the offsetting increase in advance interest income. This was the result of the Federal Reserve raising interest rates in December 2015.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2016 and 2015 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in "Noninterest income (loss)" as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

	For the Three Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,760	$4	0.63	$2,226	$1	0.19
Securities purchased under agreements to resell	990	1	0.36	2,236	1	0.14
Federal funds sold	8,813	9	0.38	8,036	2	0.13
Investment securities (2)	26,609	106	1.60	26,190	103	1.58
Advances	96,644	139	0.58	87,727	(81)	(0.37)
Mortgage loans (3)	536	7	5.88	685	10	5.97
Loans to other FHLBanks	2	—	0.38	18	—	0.11
Total interest-earning assets	136,354	266	0.79	127,118	36	0.12
Allowance for credit losses on mortgage loans	(2)			(2)
Other assets	1,844			1,382
Total assets	$138,196			$128,498
Liabilities and Capital
Interest-bearing deposits (4)	$1,208	1	0.28	$1,289	—	0.02
Consolidated obligations, net:
Discount notes	59,889	63	0.42	36,284	9	0.10
Bonds	68,224	122	0.72	82,440	75	0.36
Other borrowings	10	—	5.18	19	—	3.79
Total interest-bearing liabilities	129,331	186	0.58	120,032	84	0.28
Other liabilities	2,130			2,162
Total capital	6,735			6,304
Total liabilities and capital	$138,196			$128,498
Net interest income and net yield on interest-earning assets		$80	0.24		$(48)	(0.15)
Interest rate spread			0.21			(0.16)
Average interest-earning assets to interest-bearing liabilities			105.43			105.90
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,727	$8	0.58	$2,413	$2	0.18
Securities purchased under agreements to resell	1,033	2	0.34	2,464	2	0.13
Federal funds sold	8,268	16	0.38	8,277	5	0.13
Investment securities (2)	26,440	216	1.64	26,345	208	1.59
Advances	96,935	266	0.55	90,169	(18)	(0.04)
Mortgage loans (3)	553	16	5.96	707	21	6.08
Loans to other FHLBanks	3	—	0.37	10	—	0.11
Total interest-earning assets	135,959	524	0.78	130,385	220	0.34
Allowance for credit losses on mortgage loans	(2)			(2)
Other assets	1,851			1,397
Total assets	$137,808			$131,780
Liabilities and Capital
Interest-bearing deposits (4)	$1,204	2	0.27	$1,259	—	0.02
Consolidated obligations, net:
Discount notes	62,801	126	0.40	36,866	18	0.10
Bonds	64,943	223	0.69	84,898	146	0.35
Other borrowings	12	—	4.90	19	—	4.02
Total interest-bearing liabilities	128,960	351	0.55	123,042	164	0.27
Other liabilities	2,123			2,249
Total capital	6,725			6,489
Total liabilities and capital	$137,808			$131,780
Net interest income and net yield on interest-earning assets		$173	0.26		$56	0.09
Interest rate spread			0.23			0.07
Average interest-earning assets to interest-bearing liabilities			105.43			105.97

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the second quarter and first six months of 2016, compared to the same periods in 2015, were primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$—	$3	$3	$—	$6	$6
Securities purchased under agreements to resell	(1)	1	—	(1)	1	$—
Federal funds sold	1	6	7	—	11	11
Investment securities	2	1	3	1	7	8
Advances	(7)	227	220	(1)	285	284
Mortgage loans	(2)	(1)	(3)	(5)	—	(5)
Total	(7)	237	230	(6)	310	304
Increase (decrease) in interest expense:
Interest-bearing deposits	—	1	1	—	2	2
Consolidated obligations, net:
Discount notes	9	45	54	21	87	108
Bonds	(15)	62	47	(41)	118	77
Total	(6)	108	102	(20)	207	187
(Decrease) increase in net interest income	$(1)	$129	$128	$14	$103	$117
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$(3)	$2	84.33	$(1)	$(4)	$3	85.77
Net losses on trading securities	(6)	(15)	9	64.00	(15)	(27)	12	44.11
Net gains on derivatives and hedging activities	15	188	(173)	(92.02)	13	212	(199)	(93.65)
Standby letters of credit fees	7	7	—	(3.62)	15	14	1	2.40
Other	2	(1)	3	*	2	1	1	109.33
Total noninterest income	$17	$176	$(159)	(90.05)	$14	$196	$(182)	(92.55)
____________
* Not meaningful

The decrease in total noninterest income during the second quarter and first six months of 2016, compared to the same periods in 2015, was primarily due to the decrease in gains on derivatives and hedging activities during the periods. The decrease of $173 million and $199 million, respectively, was primarily due to prepayments of previously restructured advances during the second quarter of 2015, which resulted in a $152 million increase in net gains on derivatives and hedging activities during the second quarter and first six months of 2015. The remaining change in net gains on derivatives and hedging activities is primarily attributable to lower long-term interest rates during 2016.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income (expense):
Amortization or accretion of hedging activities in net interest income (1)	$(36)	$—	$(4)	$—	$(40)
Net interest settlements included in net interest income (2)	(137)	—	61	—	(76)
Total effect on net interest (expense) income	$(173)	$—	$57	$—	$(116)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$14	$—	$5	$—	$19
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(2)	1	(3)	(4)
Total net gains (losses) on derivatives and hedging activities	14	(2)	6	(3)	15
Net losses on trading securities (3)	—	(6)	—	—	(6)
Total effect on noninterest income (loss)	$14	$(8)	$6	$(3)	$9
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended June 30, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income (expense):
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

	For the Six Months Ended June 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income (expense):
Amortization or accretion of hedging activities in net interest income (1)	$(70)	$—	$(2)	$—	$—	$(72)
Net interest settlements included in net interest income (2)	(284)	—	140	(5)	—	(149)
Total effect on net interest (expense) income	$(354)	$—	$138	$(5)	$—	$(221)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$32	$—	$(5)	$(2)	$—	$25
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(7)	2	—	(7)	(12)
Total net gains (losses) on derivatives and hedging activities	32	(7)	(3)	(2)	(7)	13
Net losses on trading securities (3)	—	(15)	—	—	—	(15)
Total effect on noninterest income (loss)	$32	$(22)	$(3)	$(2)	$(7)	$(2)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income (expense):
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

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the second quarter and first six months of 2016, compared to the same periods in 2015. The decrease in Affordable Housing Program assessments during the second quarter and first six months of 2016, compared to the same periods in 2015, is due to a decrease in income before assessments during the periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first six months of 2016. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first six months of 2016.
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
The Bank is focused on maintaining a liquidity and funding balance between its financial assets and financial liabilities. The FHLBanks work collectively to manage the system-wide liquidity and funding management and the FHLBanks jointly monitor the combined refinancing risk. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). See the notes to the Bank’s interim financial statements for information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2016 and December 31, 2015. The FHLBanks had $963.8 billion in aggregate par value of consolidated obligations issued and outstanding, $137.0 billion of which was attributable to the Bank as of June 30, 2016. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2016.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

As of June 30, 2016, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

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
If adopted in its current form, the proposed rule would, among other things, impose requirements related to the Bank’s incentive-based compensation arrangements for covered persons, related to:

•
mandatory deferrals of 50 percent and 40 percent of annual and "long-term" incentive-based compensation payments for senior executive officers and significant risk takers, respectively, over no less than 3 years for annual incentive-based compensation and 1 year for compensation awarded under a long-term incentive plan;

•	risk of downward adjustment and forfeiture of awards;

•	clawbacks of vested compensation; and

•	limits on the maximum incentive-based compensation opportunity.

The FHLBanks provided comments on the proposed rule on July 22, 2016. The proposed rule would impact the design and operation of FHLBank compensation policies and practices, including FHLBank incentive compensation policies and practices, if adopted as proposed.

Joint Proposed Rule Regarding Net Stable Funding Ratio. On May 3, 2016, the Federal Reserve Board, the Department of Treasury and the Federal Deposit Insurance Corporation, jointly issued a proposed rule that would implement a stable funding requirement, the net stable funding ratio (NSFR), for large and internationally active banking organizations. The NSFR will require institutions to maintain liquidity to match their assets over a one-year time horizon. The FRB is proposing a modified

NSFR requirement for bank holding companies and certain savings and loan holding companies that, in each case, have more than $50 billion, but less than $250 billion, in total consolidated assets and less than $10 billion in total on-balance sheet foreign exposure. If adopted in its current form, the proposed rule would provide that secured funding with maturities between six months and one year, including FHLBank advances, would be assigned 50% liquidity credit for purposes of calculating compliance with the NSFR, which could affect demand for the Bank’s advances.

Comments are due on the proposed rule by August 5, 2016. The Council of FHLBanks provided comments on the proposed rule on August 2, 2016.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the 1-10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. Total advances to these institutions totaled $611 million as of June 30, 2016.

The following table presents the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of June 30, 2016		As of December 31, 2015
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	30	$3,816	39	$3,757
2	35	16,982	22	17,643
3	81	16,890	77	19,943
4	87	25,103	95	28,779
5	113	30,128	121	26,125
6	83	9,155	93	3,681
7	34	1,441	38	1,477
8	10	315	9	170
9	9	137	13	243
10	28	431	28	364

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors indicating the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Six borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $23.2 billion as of June 30, 2016.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2016	$105,009	$290,754	70.61	3.24	26.15
As of December 31, 2015	102,864	285,796	71.84	3.14	25.02
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
The FHLBank Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor) other than the claims and rights of a party that (1) would be entitled to priority under otherwise applicable law; and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with applicable state law.

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2016 and December 31, 2015.

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

	As of June 30, 2016
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$550	$—	$—	$550
Canada	1,000	—	—	1,000
France	2,450	—	1	2,451
Germany	1,165	—	—	1,165
Netherlands	1,205	—	—	1,205
Norway	1,125	—	—	1,125
Switzerland	—	—	4	4
United States of America	885	1,101	—	1,986
Total	$8,380	$1,101	$5	$9,486
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $6.5 billion as of December 31, 2015 to $9.5 billion as of June 30, 2016. The following five counterparties each represented greater than 10 percent and collectively represented 60.3 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Branch Banking and Trust Company, Cooperatieve Rabobank UA, DnB Bank ASA, Landesbank Baden-Wuerttemberg, and Societe Generale. Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of June 30, 2016 and December 31, 2015. As of June 30, 2016, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of June 30, 2016 and December 31, 2015 (in millions), based on their credit rating as of June 30, 2016 and December 31, 2015, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of June 30, 2016
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,972	—	—	—	—	—	—	—	—	—	6,972
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	245	—	—	—	—	—	—	—	—	—	245
Government-sponsored enterprises residential	—	11,536	—	—	—	—	—	—	—	—	—	11,536
Government-sponsored enterprises commercial	463	5,545	—	—	—	—	—	—	—	—	—	6,008
Private-label	—	6	19	260	394	300	514	130	75	674	12	2,384
Total mortgage-backed securities	463	17,332	19	260	394	300	514	130	75	674	12	20,173
Total investment securities	463	24,381	19	260	394	300	514	130	75	674	12	27,222
Other investments:
Interest-bearing deposits	—	13	1,053	35	—	—	—	—	—	—	—	1,101
Securities purchased under agreements to resell	—	139	—	—	—	—	—	—	—	—	—	139
Federal funds sold	—	550	6,945	885	—	—	—	—	—	—	—	8,380
Total other investments	—	702	7,998	920	—	—	—	—	—	—	—	9,620
Total investments	$463	$25,083	$8,017	$1,180	$394	$300	$514	$130	$75	$674	$12	$36,842
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $35 million as of June 30, 2016.

	As of December 31, 2015
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,957	—	—	—	—	—	—	—	—	—	6,957
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	279	—	—	—	—	—	—	—	—	—	279
Government-sponsored enterprises residential	—	11,958	—	—	—	—	—	—	—	—	—	11,958
Government-sponsored enterprises commercial	464	3,676	—	—	—	—	—	—	—	—	—	4,140
Private-label residential	—	7	25	325	421	368	616	151	101	729	12	2,755
Total mortgage-backed securities	464	15,920	25	325	421	368	616	151	101	729	12	19,132
Total investment securities	464	22,954	25	325	421	368	616	151	101	729	12	26,166
Other investments:
Interest-bearing deposits	—	3	1,050	35	—	—	—	—	—	—	—	1,088
Securities purchased under agreements to resell	—	2,500	—	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	1,401	3,200	820	—	—	—	—	—	—	—	5,421
Total other investments	—	3,904	4,250	855	—	—	—	—	—	—	—	9,009
Total investments	$464	$26,858	$4,275	$1,180	$421	$368	$616	$151	$101	$729	$12	$35,175
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
Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise (GSE) MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2016 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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
The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of June 30, 2016 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$6	$—	$6
A	20	—	20
BBB	243	18	261
BB	376	18	394
B	246	56	302
CCC	500	110	610
CC	155	—	155
C	81	—	81
D	687	112	799
unrated	12	—	12
Total unpaid principal balance	$2,326	$314	$2,640
Amortized cost	$2,013	$259	$2,272
Gross unrealized losses	$(22)	$(9)	$(31)
Fair value	$2,114	$256	$2,370
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$(1)	$—	$(1)
Non-credit-related losses	1	—	1
Total other-than-temporary impairment losses	$(2)	$—	$(2)
Weighted average percentage of fair value to unpaid principal balance	90.85%	81.46%	89.74%
Original weighted average credit support	9.01%	22.18%	10.57%
Weighted average credit support	5.24%	12.24%	6.08%
Weighted average collateral delinquency	10.70%	19.21%	11.72%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of June 30, 2016.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.86	5.90	25.32	7.58
Alt-A	12.23	19.78	36.39	2.84
Total	13.66	12.22	30.36	5.42
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

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
For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of June 30, 2016.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH. Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following four approved clearing agents: Credit Suisse Securities (USA) LLC, Deutsche Bank Securities, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2016.

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

	As of June 30, 2016
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$240	$1	$(1)	$—	$—
Cleared derivatives	3,373	4	7	—	11
Liability positions with credit exposure:
Cleared derivatives	42,935	(711)	988	—	277
Total derivative positions with non-member counterparties to which the Bank had credit exposure	46,548	(706)	994	—	288
Member institutions (1)	219	13	—	(13)	—
Total	$46,767	$(693)	$994	$(13)	$288
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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $97 million of collateral at fair value to its uncleared derivative counterparties as of June 30, 2016.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of June 30, 2016, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $2 million as of June 30, 2016 and December 31, 2015.

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

			As of June 30, 2016	As of December 31, 2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$5,534	$5,928
		Non-qualifying hedges	1	1
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	23,412	22,733
		Non-qualifying hedges	40	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	288	378
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	20	20
		Total	29,295	29,100
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	672	1,179
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	—	50
		Total	672	1,229
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	22,257	25,469
		Non-qualifying hedges	1,161	1,242
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	4,530	10,366
		Total	27,948	37,077

			As of June 30, 2016	As of December 31, 2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	13,154	15,416
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	16,500	16,500
		Total	16,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	438	371
Total notional amount			$88,112	$99,798

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2016			As of December 31, 2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.41	0.29	0.26	0.42	0.30	0.23
Liabilities	0.24	0.28	0.28	0.24	0.31	0.26
Equity	3.81	0.56	(0.18)	3.94	0.19	(0.25)
Effective duration gap	0.17	0.01	(0.02)	0.18	(0.01)	(0.03)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2016			As of December 31, 2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$142,863	$143,894	$144,604	$139,647	$140,659	$141,254
Liabilities	136,113	136,818	137,057	132,943	133,655	134,061
Equity	6,750	7,076	7,547	6,704	7,004	7,193
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

As of June 30, 2016, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2016, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for the Bank. Rule 201(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.”

PwC has advised the Bank as of December 31, 2015 and June 30, 2016 that it has a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.
PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of this borrowing relationship, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement has not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the borrowings are in good standing and the lender does not have the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding are immaterial to PwC and to the lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the lender owned more than ten percent of the Bank’s capital stock, the lender’s voting rights are less than ten percent;

•	as of December 31, 2015 and June 30, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended June 30, 2016, filed on August 9, 2016, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	August 9, 2016	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	August 9, 2016	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer