Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Atlanta
filed 2016-11-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2016 was 48,019,363.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2016	As of December 31, 2015
Assets
Cash and due from banks	$1,089	$1,751
Interest-bearing deposits (includes deposits with another FHLBank of $3 as of September 30, 2016 and December 31, 2015)	1,092	1,088
Securities purchased under agreements to resell	1,111	2,500
Federal funds sold	8,449	5,421
Investment securities:
Trading securities (includes another FHLBank’s bond of $0 and $52 as of September 30, 2016 and December 31, 2015, respectively)	619	1,265
Available-for-sale securities	1,405	1,662
Held-to-maturity securities (fair value of $25,678 and $23,263 as of September 30, 2016 and December 31, 2015, respectively)	25,614	23,239
Total investment securities	27,638	26,166
Advances	98,005	104,168
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	484	586
Allowance for credit losses on mortgage loans	(1)	(2)
Total mortgage loans held for portfolio, net	483	584
Accrued interest receivable	175	171
Derivative assets	434	176
Premises and equipment, net	23	25
Other assets	157	196
Total assets	$138,656	$142,246
Liabilities
Interest-bearing deposits	$1,125	$1,084
Consolidated obligations, net:
Discount notes	55,162	69,434
Bonds	74,996	63,953
Total consolidated obligations, net	130,158	133,387
Mandatorily redeemable capital stock	8	14
Accrued interest payable	167	127
Affordable Housing Program payable	62	63
Derivative liabilities	100	124
Other liabilities	202	431
Total liabilities	131,822	135,230
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 and 7 as of September 30, 2016 and December 31, 2015, respectively	786	745
Subclass B2 issued and outstanding shares: 41 and 44 as of September 30, 2016 and December 31, 2015, respectively	4,085	4,356
Total capital stock Class B putable	4,871	5,101
Retained earnings:
Restricted	293	255
Unrestricted	1,570	1,585
Total retained earnings	1,863	1,840
Accumulated other comprehensive income	100	75
Total capital	6,834	7,016
Total liabilities and capital	$138,656	$142,246

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Advances	$159	$70	$425	$51
Prepayment fees, net	2	2	2	3
Interest-bearing deposits	5	1	13	3
Securities purchased under agreements to resell	1	1	3	3
Federal funds sold	8	3	24	8
Trading securities	8	17	34	51
Available-for-sale securities	26	26	78	82
Held-to-maturity securities	75	57	213	175
Mortgage loans	8	9	24	30
Total interest income	292	186	816	406
Interest expense
Consolidated obligations:
Discount notes	70	15	196	33
Bonds	128	75	351	221
Interest-bearing deposits	1	—	3	—
Mandatorily redeemable capital stock	—	1	—	1
Total interest expense	199	91	550	255
Net interest income	93	95	266	151
(Reversal) provision for credit losses	(1)	1	(1)	—
Net interest income after (reversal) provision for credit losses	94	94	267	151
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	(2)	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	(1)	—	(5)
Net impairment losses recognized in earnings	(1)	(1)	(2)	(5)
Net losses on trading securities	(8)	(15)	(23)	(42)
Net gains on derivatives and hedging activities	29	16	42	228
Standby letters of credit fees	6	7	21	21
Other	2	—	4	1
Total noninterest income	28	7	42	203
Noninterest expense
Compensation and benefits	20	19	57	55
Other operating expenses	9	10	27	28
Finance Agency	2	2	6	6
Office of Finance	1	1	4	4
Other	2	1	5	5
Total noninterest expense	34	33	99	98
Income before assessments	88	68	210	256
Affordable Housing Program assessments	9	7	21	26
Net income	$79	$61	$189	$230

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$79	$61	$189	$230
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	—	—	(1)	—
Net change in fair value on other-than-temporarily impaired available-for-sale securities	6	(8)	24	(31)
Reclassification of noncredit portion of impairment losses included in net income	1	1	1	5
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	7	(7)	24	(26)
Other comprehensive income related to pension and postretirement benefit plans	—	1	1	2
Total other comprehensive income (loss)	7	(6)	25	(24)
Total comprehensive income	$86	$55	$214	$206

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2014	52	$5,150	$195	$1,551	$1,746	$95	$6,991
Issuance of capital stock	38	3,845	—	—	—	—	3,845
Repurchase/redemption of capital stock	(46)	(4,596)	—	—	—	—	(4,596)
Net shares reclassified to mandatorily redeemable capital stock	—	(11)	—	—	—	—	(11)
Comprehensive income (loss)	—	—	46	184	230	(24)	206
Cash dividends on capital stock	—	—	—	(152)	(152)	—	(152)
Balance, September 30, 2015	44	$4,388	$241	$1,583	$1,824	$71	$6,283

Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	40	4,020	—	—	—	—	4,020
Repurchase/redemption of capital stock	(42)	(4,243)	—	—	—	—	(4,243)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	38	151	189	25	214
Cash dividends on capital stock	—	—	—	(166)	(166)	—	(166)
Balance, September 30, 2016	49	$4,871	$293	$1,570	$1,863	$100	$6,834

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$189	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(34)	(150)
Reversal of provision for credit losses	(1)	—
Loss due to change in net fair value adjustment on derivative and hedging activities	61	53
Net change in fair value adjustment on trading securities	23	42
Net impairment losses recognized in earnings	2	5
Net change in:
Accrued interest receivable	(4)	9
Other assets	33	26
Affordable Housing Program payable	(2)	(7)
Accrued interest payable	40	68
Other liabilities	(97)	(28)
Total adjustments	21	18
Net cash provided by operating activities	210	248
Investing activities
Net change in:
Interest-bearing deposits	(623)	(33)
Securities purchased under agreements to resell	1,389	(540)
Federal funds sold	(3,028)	1,545
Trading securities:
Proceeds from principal collected	623	—
Available-for-sale securities:
Proceeds from principal collected	318	250
Held-to-maturity securities:
Proceeds from principal collected	4,056	4,785
Purchases of long-term	(6,566)	(4,460)
Advances:
Proceeds from principal collected	199,870	181,439
Made	(193,356)	(169,612)
Mortgage loans:
Proceeds from principal collected	97	116
Proceeds from sale of foreclosed assets	11	12
Purchase of premises, equipment, and software	(2)	(2)
Net cash provided by investing activities	2,789	13,500

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2016	2015
Financing activities
Net change in:
Interest-bearing deposits	28	99
Net payments on derivatives containing a financing element	(58)	(70)
Proceeds from issuance of consolidated obligations:
Discount notes	367,545	511,053
Bonds	54,805	54,630
Payments for debt issuance costs	(8)	(7)
Payments for maturing and retiring consolidated obligations:
Discount notes	(381,845)	(506,358)
Bonds	(43,726)	(71,807)
Proceeds from issuance of capital stock	4,020	3,845
Payments for repurchase/redemption of capital stock	(4,243)	(4,596)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(13)	(13)
Cash dividends paid	(166)	(152)
Net cash used in financing activities	(3,661)	(13,376)
Net (decrease) increase in cash and due from banks	(662)	372
Cash and due from banks at beginning of the period	1,751	915
Cash and due from banks at end of the period	$1,089	$1,287
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$325	$182
Affordable Housing Program assessments, net	$21	$31
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$7	$11
Transfers of mortgage loans to real estate owned	$4	$11

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

Refer to Note 2—Summary of Significant Accounting Policies to the 2015 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of September 30, 2016, except for a policy update concerning concessions during the first quarter of 2016, which is described below.

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

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance intended to reduce diversity in how cash receipts and cash payments are presented and classified on the Statement of Cash Flows for certain transactions. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017, and early application is permitted. This guidance will be applied using a retrospective transition method to each period presented. The Bank is in the process of evaluating this guidance and its impact on the Bank's Statement of Cash Flows, if any.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of September 30, 2016	As of December 31, 2015
Government-sponsored enterprises debt obligations	$618	$1,212
Another FHLBank’s bond (1)	—	52
State or local housing agency debt obligations	1	1
Total	$619	$1,265
 ____________
(1) The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
The following table presents net losses on trading securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net losses on trading securities held at period end	$(7)	$(15)	$(13)	$(42)
Net losses on trading securities that matured during the period	(1)	—	(10)	—
Net losses on trading securities	$(8)	$(15)	$(23)	$(42)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgaged-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016	$1,286	$10	$129	$—	$1,405
As of December 31, 2015	$1,567	$19	$114	$—	$1,662

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2016	—	$—	$—	12	$208	$10	12	$208	$10
As of December 31, 2015	3	$107	$2	10	$247	$17	13	$354	$19

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016	$831	$8	$102	$—	$925
As of December 31, 2015	$1,037	$16	$77	$—	$1,098

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$76	$—	$—	$76	$76	$—	$—	$76
Government-sponsored enterprises debt obligations	6,291	4	—	6,295	5,693	—	12	5,681
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	226	2	—	228	279	4	—	283
Government-sponsored enterprises residential	11,297	79	12	11,364	11,958	88	31	12,015
Government-sponsored enterprises commercial	6,879	7	10	6,876	4,140	—	16	4,124
Private-label residential	845	4	10	839	1,093	4	13	1,084
Total	$25,614	$96	$32	$25,678	$23,239	$96	$72	$23,263

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of September 30, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	3	$1,000	$—	—	$—	$—	3	$1,000	$—
Mortgage-backed securities:
Government-sponsored enterprises residential	69	2,394	9	7	361	3	76	2,755	12
Government-sponsored enterprises commercial	45	3,780	3	22	1,656	7	67	5,436	10
Private-label residential	16	105	1	58	516	9	74	621	10
Total	133	$7,279	$13	87	$2,533	$19	220	$9,812	$32

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

	As of September 30, 2016		As of December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,215	$2,217	$651	$651
Due after one year through five years	4,151	4,153	5,118	5,106
Due after five years through ten years	1	1	—	—
Total non-mortgage-backed securities	6,367	6,371	5,769	5,757
Mortgage-backed securities	19,247	19,307	17,470	17,506
Total	$25,614	$25,678	$23,239	$23,263

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2016	$190	$—	$3	$187
As of December 31, 2015	$286	$—	$5	$281

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2016.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of September 30, 2016, included a short-term housing price forecast with projected changes ranging from a decrease of one percent to an increase of 10 percent over the 12 month period beginning July 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of three percent to six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended September 30, 2016, as well as related current credit enhancement.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Alt-A	12.45	19.21	43.00	0.00
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$480	$526	$505	$542
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	1	1	2	5
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(13)	(10)	(39)	(30)
Balance, end of period	$468	$517	$468	$517

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank's advances outstanding.

	As of September 30, 2016	As of December 31, 2015
Overdrawn demand deposit accounts	$—	$16
Due in one year or less	45,000	46,673
Due after one year through two years	8,217	12,747
Due after two years through three years	4,394	6,360
Due after three years through four years	3,422	2,994
Due after four years through five years	11,112	4,616
Due after five years	24,211	29,458
Total par value	96,356	102,864
Discount on AHP (1) advances	(5)	(6)
Discount on EDGE (2) advances	(4)	(4)
Hedging adjustments	1,659	1,315
Deferred commitment fees	(1)	(1)
Total	$98,005	$104,168
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of September 30, 2016	As of December 31, 2015
Overdrawn demand deposit accounts	$—	$16
Due or convertible in one year or less	45,878	48,743
Due or convertible after one year through two years	7,460	11,434
Due or convertible after two years through three years	4,416	5,768
Due or convertible after three years through four years	3,429	3,020
Due or convertible after four years through five years	11,139	4,609
Due or convertible after five years	24,034	29,274
Total par value	$96,356	$102,864

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2016	As of December 31, 2015
Fixed-rate:
Due in one year or less	$38,673	$32,011
Due after one year	24,511	27,051
Total fixed-rate	63,184	59,062
Variable-rate:
Due in one year or less	6,327	14,678
Due after one year	26,845	29,124
Total variable-rate	33,172	43,802
Total par value	$96,356	$102,864

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $66,817 and $75,842 as of September 30, 2016 and December 31, 2015, respectively. This concentration represented 69.3 percent and 73.7 percent of total advances outstanding as of September 30, 2016 and December 31, 2015, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2016 and December 31, 2015. No advance was past due as of September 30, 2016 and December 31, 2015.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2016	As of December 31, 2015
Fixed-rate medium-term (1) residential mortgage loans	$44	$66
Fixed-rate long-term residential mortgage loans	441	521
Total unpaid principal balance	485	587
Premiums	1	2
Discounts	(2)	(3)
Total	$484	$586
____________
(1) Medium-term is defined as a term of 15 years or less.

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2016	As of December 31, 2015
Conventional mortgage loans	$450	$546
Government-guaranteed or insured mortgage loans	35	41
Total unpaid principal balance	$485	$587

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$2	$2	$2	$3
(Reversal) provision for credit losses	(1)	1	(1)	—
Balance, end of period	$1	$3	$1	$3

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of September 30, 2016	As of December 31, 2015
Allowance for credit losses:
Collectively evaluated for impairment	$1	$2
Recorded investment:
Individually evaluated for impairment	$13	$15
Collectively evaluated for impairment	438	532
Total recorded investment	$451	$547

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of September 30, 2016
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$15	$4	$19
Past due 60-89 days	4	1	5
Past due 90 days or more	12	2	14
Total past due mortgage loans	31	7	38
Total current mortgage loans	420	29	449
Total mortgage loans (1)	$451	$36	$487
Other delinquency statistics:
In process of foreclosure (2)	$7	$1	$8
Seriously delinquent rate (3)	2.69%	5.29%	2.88%
Past due 90 days or more and still accruing interest (4)	$—	$2	$2
Mortgage loans on nonaccrual status (5)	$12	$—	$12
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2016	As of December 31, 2015
Fixed-rate	$28,101	$40,512
Step up/down	1,874	4,239
Simple variable-rate	44,868	19,022
Total par value	$74,843	$63,773

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2016		As of December 31, 2015
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$45,882	0.93	$32,559	0.74
Due after one year through two years	23,177	1.04	17,132	1.41
Due after two years through three years	2,239	1.60	5,959	1.63
Due after three years through four years	1,534	1.68	2,124	1.67
Due after four years through five years	433	1.70	1,975	1.72
Due after five years	1,578	2.37	4,024	2.18
Total par value	74,843	1.03	63,773	1.16
Premiums	26		36
Discounts	(14)		(20)
Hedging adjustments	141		164
Total	$74,996		$63,953

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2016	As of December 31, 2015
Noncallable	$70,629	$53,432
Callable	4,214	10,341
Total par value	$74,843	$63,773

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2016	As of December 31, 2015
Due or callable in one year or less	$49,761	$41,410
Due or callable after one year through two years	21,622	16,277
Due or callable after two years through three years	1,619	3,461
Due or callable after three years through four years	1,155	1,055
Due or callable after four years through five years	243	1,023
Due or callable after five years	443	547
Total par value	$74,843	$63,773

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2016	$55,162	$55,226	0.43
As of December 31, 2015	$69,434	$69,481	0.27

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank's compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2016		As of December 31, 2015
	Required	Actual	Required	Actual
Risk based capital	$1,521	$6,742	$1,621	$6,956
Total regulatory capital ratio	4.00%	4.86%	4.00%	4.89%
Total regulatory capital (1)	$5,546	$6,742	$5,690	$6,956
Leverage capital ratio	5.00%	7.29%	5.00%	7.33%
Leverage capital	$6,933	$10,113	$7,113	$10,433
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$9	$16	$14	$19
Net reclassification from capital during the period	5	4	7	11
Repurchase/redemption of mandatorily redeemable capital stock	(6)	(3)	(13)	(13)
Balance, end of period	$8	$17	$8	$17

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of September 30, 2016	As of December 31, 2015
Due in one year or less	$6	$7
Due after one year through two years	—	1
Due after three years through four years	1	—
Due after four years through five years	1	6
Total	$8	$14

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, June 30, 2015	$(22)	$99	$77
Other comprehensive income before reclassifications:
Net change in fair value	—	(8)	(8)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income (loss)	1	(7)	(6)
Balance, September 30, 2015	$(21)	$92	$71

Balance, June 30, 2016	$(19)	$112	$93
Other comprehensive income before reclassifications:
Net change in fair value	—	6	6
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Net current period other comprehensive income	—	7	7
Balance, September 30, 2016	$(19)	$119	$100
____________
(1) Included in Compensation and benefits on the Statements of Income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2014	$(23)	$118	$95
Other comprehensive income before reclassifications:
Net change in fair value	—	(31)	(31)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	5	5
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	2	(26)	(24)
Balance, September 30, 2015	$(21)	$92	$71

Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	24	24
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	24	25
Balance, September 30, 2016	$(19)	$119	$100
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

	As of September 30, 2016			As of December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$72,534	$246	$1,773	$80,290	$312	$1,467
Derivatives not designated as hedging instruments:
Interest rate swaps	1,798	17	55	3,008	10	74
Interest rate caps or floors	15,500	1	—	16,500	15	10
Total derivatives not designated as hedging instruments	17,298	18	55	19,508	25	84
Total derivatives before netting and collateral adjustments	$89,832	264	1,828	$99,798	337	1,551
Netting adjustments and cash collateral (1)		170	(1,728)		(161)	(1,427)
Derivative assets and derivative liabilities		$434	$100		$176	$124
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,912 and $1,293 as of September 30, 2016 and December 31, 2015, respectively. Cash collateral received and related accrued interest was $14 and $27 as of September 30, 2016 and December 31, 2015, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$28	$21	$53	$238
Derivatives not designated as hedging instruments:
Interest rate swaps	8	11	20	36
Interest rate caps or floors	(1)	(1)	(4)	(1)
Net interest settlements	(6)	(15)	(27)	(45)
Total net gains (losses) related to derivatives not designated as hedging instruments	1	(5)	(11)	(10)
Net gains on derivatives and hedging activities	$29	$16	$42	$228

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended September 30,
	2016				2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$267	$(241)	$26	$(130)	$(327)	$357	$30	$(173)
Consolidated obligations:
Bonds	(88)	88	—	50	77	(86)	(9)	124
Discount notes	(3)	5	2	2	—	—	—	3
Total	$176	$(148)	$28	$(78)	$(250)	$271	$21	$(46)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Nine Months Ended September 30,
	2016				2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(374)	$432	$58	$(414)	$71	$187	$258	$(547)
Consolidated obligations:
Bonds	(29)	24	(5)	190	74	(94)	(20)	366
Discount notes	5	(5)	—	(3)	2	(2)	—	6
Total	$(398)	$451	$53	$(227)	$147	$91	$238	$(175)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of September 30, 2016		As of December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$101	$546	$260	$1,159
Cleared derivatives	163	1,282	77	392
Total gross recognized amount	264	1,828	337	1,551
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(89)	(448)	(258)	(1,035)
Cleared derivatives	259	(1,280)	97	(392)
Total gross amounts of netting adjustments and cash collateral	170	(1,728)	(161)	(1,427)
Derivative assets and derivative liabilities:
Uncleared derivatives	12	98	2	124
Cleared derivatives	422	2	174	—
Total derivative assets and total derivative liabilities	434	100	176	124
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (1)
Uncleared derivatives	11	—	2	—
Net unsecured amounts: (2)
Uncleared derivatives	1	98	—	124
Cleared derivatives	422	2	174	—
Total net unsecured amount	$423	$100	$174	$124
____________

(1)
Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2) The Bank had net credit exposure of $422 and $170 as of September 30, 2016 and December 31, 2015, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2016 was $458, for which the Bank has posted collateral with a fair value of $360 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $75 of collateral at fair value to its uncleared derivative counterparties as of September 30, 2016.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of September 30, 2016 and December 31, 2015.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of September 30, 2016 and December 31, 2015.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of September 30, 2016 and December 31, 2015.

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

	As of September 30, 2016
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$618	$—	$—	$618
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	619	—	—	619
Available-for-sale securities:
Private-label residential MBS	—	—	1,405	—	1,405
Derivative assets:
Interest-rate related	—	264	—	170	434
Grantor trust (included in Other assets)	37	—	—	—	37
Total assets at fair value	$37	$883	$1,405	$170	$2,495
Liabilities
Derivative liabilities:
Interest-rate related	$—	$1,828	$—	$(1,728)	$100
Total liabilities at fair value	$—	$1,828	$—	$(1,728)	$100
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$1,469	$1,823	$1,662	$1,981
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(1)	(1)	(2)	(5)
Included in other comprehensive income	7	(7)	24	(26)
Accretion of credit losses in net interest income	13	10	39	30
Settlements	(83)	(95)	(318)	(250)
Balance, end of period	$1,405	$1,730	$1,405	$1,730
____________
(1) Related to available-for-sale securities held at period end.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting, or write-downs of individual assets due to impairment. The following tables present the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of September 30, 2016 and December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the periods presented.

	As of September 30, 2016
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Mortgage loans held for portfolio	$—	$—	$1	$1
Real estate owned (included in Other assets)	—	—	1	1
Total nonrecurring assets at fair value	$—	$—	$2	$2

	As of December 31, 2015
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Mortgage loans held for portfolio	$—	$—	$1	$1
Real estate owned (included in Other assets)	—	—	3	3
Total nonrecurring assets at fair value	$—	$—	$4	$4

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

Four vendor prices were received for a majority of the Bank's investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2016 and December 31, 2015. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2016 and December 31, 2015.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2016 and December 31, 2015.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2016 and December 31, 2015. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,089	$1,089	$1,089	$—	$—	$—
Interest bearing-deposits	1,092	1,092	—	1,092	—	—
Securities purchased under agreements to resell	1,111	1,111	—	1,111	—	—
Federal funds sold	8,449	8,449	—	8,449	—	—
Trading securities	619	619	—	619	—	—
Available-for-sale securities	1,405	1,405	—	—	1,405	—
Held-to-maturity securities	25,614	25,678	—	24,839	839	—
Advances	98,005	97,684	—	97,684	—	—
Mortgage loans held for portfolio, net	483	540	—	539	1	—
Accrued interest receivable	175	175	—	175	—	—
Derivative assets	434	434	—	264	—	170
Grantor trust assets (included in Other assets)	37	37	37	—	—	—
Liabilities:
Interest-bearing deposits	1,125	1,125	—	1,125	—	—
Consolidated obligations, net:
Discount notes	55,162	55,177	—	55,177	—	—
Bonds	74,996	75,253	—	75,253	—	—
Mandatorily redeemable capital stock	8	8	8	—	—	—
Accrued interest payable	167	167	—	167	—	—
Derivative liabilities	100	100	—	1,828	—	(1,728)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $837,659 and $771,948 as of September 30, 2016 and December 31, 2015, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2016 and December 31, 2015. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of September 30, 2016 and December 31, 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2016			As of December 31, 2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,867	$18,687	$26,554	$8,693	$23,823	$32,516
Commitments to fund additional advances	105	200	305	207	100	307
Unsettled consolidated obligation bonds, at par (2)	50	—	50	25	—	25
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	100	—	100
____________

(1)
"Expire Within One Year" includes 12 standby letters of credit for a total of $34 and 11 standby letters of credit for a total of $29 as of September 30, 2016 and December 31, 2015, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of consolidated obligations.
The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. In addition, standby letters of credit are fully collateralized from the time of issuance. The Bank has established parameters for the measurement, review, classification, and monitoring of credit risk related to these standby letters of credit that results in an internal credit rating, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. In general, borrowers categorized into the highest risk rating category have more restrictions on the types of collateral that they may use to secure standby letters of credit, may be required to maintain higher collateral maintenance levels and deliver loan collateral, and may face more stringent collateral reporting requirements.
The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $97 and $136 as of September 30, 2016 and December 31, 2015, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
The Bank had no commitments that unconditionally obligate the Bank to purchase closed mortgage loans as of September 30, 2016 and December 31, 2015. Such commitments would be recorded as derivatives at their fair values.
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

Related Parties. In accordance with GAAP, financial statements are required to disclose material related-party transactions other than compensation arrangements, expense allowances, or other similar items that occur in the ordinary course of business. Under GAAP, related parties include owners of more than 10 percent of the voting interests of the Bank. Due to limits on member voting rights under the FHLBank Act and Finance Agency regulations, no member owned more than 10 percent of the total voting interests. Therefore, the Bank had no such related party transactions required to be disclosed for the periods presented.

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

	As of September 30, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$707	14.50	$16,294	16.91	$2	0.18
Navy Federal Credit Union	570	11.69	13,065	13.56	—	0.01
Bank of America, National Association	547	11.20	12,511	12.98	—	0.01

	As of December 31, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$869	16.99	$20,095	19.54	$2	0.18
Navy Federal Credit Union	643	12.57	14,773	14.36	—	0.01
Bank of America, National Association	579	11.31	13,262	12.89	—	0.01

Note 17—Subsequent Events

On October 26, 2016, the Bank's board of directors approved a cash dividend for the third quarter of 2016. The Bank paid the third quarter 2016 dividend on October 28, 2016, in the amount of $59 million.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2016 and December 31, 2015, and results of operations for the third quarter and first nine months of 2016 and 2015. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2015.

Executive Summary

Financial Condition

As of September 30, 2016, total assets were $138.7 billion, a decrease of $3.6 billion, or 2.52 percent, from December 31, 2015. This decrease was primarily due to a $6.2 billion, or 5.92 percent, decrease in advances, partially offset by a $3.1 billion, or 8.86 percent, increase in total investments.

As of September 30, 2016, total liabilities were $131.8 billion, a decrease of $3.4 billion, or 2.52 percent, from December 31, 2015. This decrease was primarily due to a 3.2 billion, or 2.42 percent, decrease in consolidated obligations as a result of the decrease in funding needs during the period.

As of September 30, 2016, total capital was $6.8 billion, a decrease of $182 million, or 2.60 percent, from December 31, 2015. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock resulting from a decrease in total outstanding advances during the period.

Results of Operations

The Bank recorded net income of $79 million for the third quarter of 2016, an increase of $18 million, or 29.3 percent, from net income of $61 million for the same period in 2015. The Bank recorded net income of $189 million for the first nine months of 2016, a decrease of $41 million, or 18.0 percent, from net income of $230 million for the same period in 2015. The changes were primarily related to changes in interest rates during the periods.

Net interest income was $93 million for the third quarter of 2016, a decrease of $2 million from net interest income of $95 million for the same period in 2015. Net interest income was $266 million for the first nine months of 2016, an increase of $115 million from net interest income of $151 million for the same period in 2015. During the third quarter and first nine months of 2015, there was $15 million and $177 million, respectively, of accelerated amortization related to previously restructured advances that were prepaid prior to their maturity, which decreased net interest income and was offset by net gains on derivatives and hedging activities. Additionally, during 2016, net interest income was adversely affected by an increase in short-term rates, which impacted consolidated obligation interest expense more than the offsetting increase in advance interest income.

One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank's ROE was 4.47 percent for the third quarter of 2016, compared to 3.66 percent for the same period in 2015. This increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR increased to 368 basis points for the third quarter of 2016, compared to 335 basis points for the same period in 2015. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's annualized ROE was 3.70 percent for the first nine months of 2016, compared to 4.71 percent for the same period in 2015. This decrease in ROE was primarily due to a decrease in net income during the period. ROE spread to three-month average LIBOR decreased to 301 basis points for the first nine months of 2016, compared to 443 basis points for the same period in 2015. This decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.

The Bank's interest rate spread was 23 basis points for the third quarter and first nine months of 2016, compared to 27 basis points and 14 basis points for the third quarter and first nine months of 2015, respectively.

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

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Statements of Condition (at period end)
Total assets (1)	$138,656	$146,093	$132,376	$142,246	$124,914
Advances	98,005	106,926	92,536	104,168	87,762
Mortgage loans held for portfolio	484	520	555	586	621
Allowance for credit losses on mortgage loans	(1)	(2)	(2)	(2)	(3)
Investments (2)	38,290	36,842	37,620	35,175	34,662
Interest-bearing deposits	1,125	1,168	1,156	1,084	1,173
Consolidated obligations, net:
Discount notes (1)(3)	55,162	68,585	60,166	69,434	41,867
Bonds (1)(3)	74,996	68,560	63,830	63,953	74,965
Total consolidated obligations, net (1)(3)	130,158	137,145	123,996	133,387	116,832
Mandatorily redeemable capital stock	8	9	13	14	17
Affordable Housing Program payable	62	60	65	63	60
Capital stock - putable	4,871	5,240	4,629	5,101	4,388
Retained earnings	1,863	1,839	1,838	1,840	1,824
Accumulated other comprehensive income	100	93	66	75	71
Total capital	6,834	7,172	6,533	7,016	6,283
Statements of Income (for the period ended)
Net interest income	93	80	93	92	95
(Reversal) provision for credit losses	(1)	—	—	(1)	1
Net impairment losses recognized in earnings	(1)	(1)	—	—	(1)
Net losses on trading securities	(8)	(6)	(9)	(19)	(15)
Net gains (losses) on derivatives and hedging activities	29	15	(2)	33	16
Standby letters of credit fees	6	7	8	7	7
Other income	2	2	—	1	—
Noninterest expense	34	31	34	37	33
Income before assessments	88	66	56	78	68
Affordable Housing Program assessments	9	6	6	7	7
Net income	79	60	50	71	61
Performance Ratios (%)
Return on equity (4)	4.47	3.55	3.02	4.38	3.66
Return on assets (5)	0.22	0.17	0.15	0.21	0.18
Net interest margin (6)	0.26	0.24	0.28	0.28	0.28
Regulatory capital ratio (at period end) (7)	4.86	4.85	4.89	4.89	4.99
Equity to assets ratio (8)	4.85	4.87	4.89	4.89	4.89
Dividend payout ratio (9)	70.20	97.77	104.36	77.60	81.63

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
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2016	$837,659
June 30, 2016	826,848
March 31, 2016	773,036
December 31, 2015	771,948
September 30, 2015	740,031

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
(8) Calculated as average total equity, divided by average total assets.
(9) Calculated as dividends declared during the period divided by net income during the period.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of September 30, 2016		As of December 31, 2015		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$98,005	70.68	$104,168	73.23	$(6,163)	(5.92)
Investment securities	27,638	19.93	26,166	18.40	1,472	5.63
Other investments	10,652	7.68	9,009	6.33	1,643	18.23
Mortgage loans, net	483	0.35	584	0.41	(101)	(17.31)
Other assets	1,878	1.36	2,319	1.63	(441)	(19.02)
Total assets	$138,656	100.00	$142,246	100.00	$(3,590)	(2.52)
Consolidated obligations, net:
Discount notes	$55,162	41.85	$69,434	51.35	$(14,272)	(20.56)
Bonds	74,996	56.89	63,953	47.29	11,043	17.27
Deposits	1,125	0.85	1,084	0.80	41	3.78
Other liabilities	539	0.41	759	0.56	(220)	(28.93)
Total liabilities	$131,822	100.00	$135,230	100.00	$(3,408)	(2.52)
Capital stock	$4,871	71.28	$5,101	72.71	$(230)	(4.51)
Retained earnings	1,863	27.26	1,840	26.22	23	1.23
Accumulated other comprehensive income	100	1.46	75	1.07	25	33.61
Total capital	$6,834	100.00	$7,016	100.00	$(182)	(2.60)

Advances

A significant percentage of advances made during the third quarter of 2016 were short-term advances. As of September 30, 2016, 65.6 percent of the Bank’s advances were fixed-rate, compared to 57.4 percent as of December 31, 2015. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of September 30, 2016 and December 31, 2015, 44.5 percent and 48.1 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.00 percent and 0.91 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2016		As of December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$39,701	41.20	$35,664	34.67
Adjustable or variable rate indexed	32,855	34.10	43,425	42.22
Hybrid	20,304	21.07	19,782	19.23
Convertible	1,823	1.89	2,394	2.33
Amortizing (2)	1,673	1.74	1,599	1.55
Total par value	$96,356	100.00	$102,864	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of September 30, 2016	As of December 31, 2015	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$77	$77	$—	(0.16)
Government-sponsored enterprises debt obligations	6,909	6,957	(48)	(0.67)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	226	279	(53)	(19.19)
Government-sponsored enterprises residential	11,297	11,958	(661)	(5.52)
Government-sponsored enterprises commercial	6,879	4,140	2,739	66.16
Private-label residential	2,250	2,755	(505)	(18.35)
Total mortgage-backed securities	20,652	19,132	1,520	7.94
Total investment securities	27,638	26,166	1,472	5.63
Other investments:
Interest-bearing deposits (1)	1,092	1,088	4	0.32
Securities purchased under agreements to resell	1,111	2,500	(1,389)	(55.57)
Federal funds sold	8,449	5,421	3,028	55.86
Total other investments	10,652	9,009	1,643	18.23
Total investments	$38,290	$35,175	$3,115	8.86
____________

(1)
Interest-bearing deposits include a $1.1 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of September 30, 2016 and December 31, 2015.

The increase in total investments was primarily due to an increase in government-sponsored enterprises commercial MBS (which consist of multifamily collateral) and federal funds sold. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of September 30, 2016, these investments amounted to 305 percent of the Bank's regulatory capital due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory limit at the time of its MBS purchases and will not be required to sell any previously purchased MBS. As of December 31, 2015, the Bank's MBS to regulatory capital amounted to 274 percent.

Mortgage Loans Held for Portfolio

As the Bank ceased purchasing new mortgage loans in 2008, the decrease in mortgage loans held for portfolio from December 31, 2015 to September 30, 2016 was primarily due to the maturity and prepayment of these assets during the period.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank's conventional mortgage loan portfolio is concentrated in that region as of September 30, 2016 and December 31, 2015. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2016	As of December 31, 2015
	Percent of Total	Percent of Total
Florida	28.17	28.08
South Carolina	25.33	25.27
Georgia	13.24	13.59
North Carolina	10.40	10.39
Virginia	7.87	7.90
All other	14.99	14.77
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2015 to September 30, 2016 is a result of a decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.9 percent of the $138.7 billion in total assets as of September 30, 2016, remaining relatively stable compared to the financing ratio of 93.8 percent as of December 31, 2015.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2016 and December 31, 2015, 80.1 percent and 82.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. The Bank had no variable-rate consolidated obligation bonds that were swapped as of September 30, 2016 and December 31, 2015. As of September 30, 2016 and December 31, 2015, 36.8 percent and 22.2 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2016.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 20, 2016, the Bank received notification from the Director that, based on June 30, 2016 data, the Bank meets the definition of “adequately capitalized.”

The Bank had capital stock subject to mandatory redemption, consisting of B1 membership stock and B2 activity-based capital stock, from 11 and 13 members and former members, as of September 30, 2016 and December 31, 2015, respectively. The Bank is not required to redeem or repurchase such capital stock until the expiration of the five-year redemption period or, with respect to activity-based capital stock, until the later of the expiration of the five-year redemption period or the activity no longer remains outstanding. The Bank, in its discretion, may repurchase excess capital stock subject to certain limitations and thresholds in the Bank's capital plan.

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the third quarter and first nine months of 2016 and 2015.

Net Income

The following table presents the Bank’s significant income items for the third quarter and first nine months of 2016 and 2015, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net interest income	$93	$95	$(2)	(2.47)	$266	$151	$115	75.86
(Reversal) provision for credit losses	(1)	1	(2)	(214.02)	(1)	—	(1)	(166.00)
Noninterest income	28	7	21	329.77	42	203	(161)	(78.86)
Noninterest expense	34	33	1	1.67	99	98	1	0.86
Affordable Housing Program assessments	9	7	2	27.16	21	26	(5)	(18.08)
Net income	$79	$61	$18	29.25	$189	$230	$(41)	(18.04)

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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $113 million and $151 million for the third quarter of 2016 and 2015, respectively, and a decrease of $334 million and $524 million for the first nine months of 2016 and 2015, respectively.

During the third quarter and first nine months of 2015, net interest income was impacted by $15 million and $177 million, respectively, of accelerated amortization related to previously restructured advances that were prepaid prior to their maturity, which decreased net interest income and was offset by net gains on derivatives and hedging activities. After considering the impact of these previously restructured advances, net interest income was adversely affected by an increase in short-term rates, which impacted consolidated obligation interest expense more than the offsetting increase in advance interest income. This was the result of the Federal Reserve raising interest rates in December 2015.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2016 and 2015 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in "Noninterest income (loss)" as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

	For the Three Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,960	$5	0.64	$2,434	$1	0.21
Securities purchased under agreements to resell	1,038	1	0.41	3,124	1	0.14
Federal funds sold	7,958	8	0.43	7,084	3	0.14
Investment securities (2)	27,405	109	1.58	25,561	100	1.55
Advances	103,318	161	0.62	95,455	72	0.30
Mortgage loans (3)	500	8	6.21	643	9	5.73
Loans to other FHLBanks	—	—	—	1	—	0.08
Total interest-earning assets	143,179	292	0.81	134,302	186	0.55
Allowance for credit losses on mortgage loans	(2)			(2)
Other assets	1,880			1,402
Total assets	$145,057			$135,702
Liabilities and Capital
Interest-bearing deposits (4)	$1,153	1	0.31	$1,217	—	0.03
Consolidated obligations, net:
Discount notes	64,248	70	0.44	43,961	15	0.13
Bonds	70,397	128	0.72	82,033	75	0.37
Other borrowings	9	—	4.56	16	1	4.80
Total interest-bearing liabilities	135,807	199	0.58	127,227	91	0.28
Other liabilities	2,219			1,838
Total capital	7,031			6,637
Total liabilities and capital	$145,057			$135,702
Net interest income and net yield on interest-earning assets		$93	0.26		$95	0.28
Interest rate spread			0.23			0.27
Average interest-earning assets to interest-bearing liabilities			105.43			105.56
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,805	$13	0.60	$2,420	$3	0.19
Securities purchased under agreements to resell	1,034	3	0.37	2,686	3	0.13
Federal funds sold	8,164	24	0.39	7,875	8	0.13
Investment securities (2)	26,764	325	1.62	26,081	308	1.58
Advances	99,078	427	0.58	91,950	54	0.08
Mortgage loans (3)	536	24	6.04	685	30	5.97
Loans to other FHLBanks	2	—	0.37	7	—	0.11
Total interest-earning assets	138,383	816	0.79	131,704	406	0.41
Allowance for credit losses on mortgage loans	(2)			(2)
Other assets	1,861			1,399
Total assets	$140,242			$133,101
Liabilities and Capital
Interest-bearing deposits (4)	$1,187	3	0.29	$1,245	—	0.02
Consolidated obligations, net:
Discount notes	63,287	196	0.41	39,257	33	0.11
Bonds	66,774	351	0.70	83,932	221	0.35
Other borrowings	11	—	4.80	18	1	4.25
Total interest-bearing liabilities	131,259	550	0.56	124,452	255	0.27
Other liabilities	2,155			2,110
Total capital	6,828			6,539
Total liabilities and capital	$140,242			$133,101
Net interest income and net yield on interest-earning assets		$266	0.26		$151	0.15
Interest rate spread			0.23			0.14
Average interest-earning assets to interest-bearing liabilities			105.43			105.83

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the third quarter and first nine months of 2016, compared to the same periods in 2015, were primarily rate related.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$1	$3	$4	$1	$9	$10
Securities purchased under agreements to resell	(1)	1	—	(2)	2	—
Federal funds sold	—	5	5	—	16	16
Investment securities	7	2	9	8	9	17
Advances	6	83	89	4	369	373
Mortgage loans	(2)	1	(1)	(7)	1	(6)
Total	11	95	106	4	406	410
Increase (decrease) in interest expense:
Interest-bearing deposits	—	1	1	—	3	3
Consolidated obligations, net:
Discount notes	9	46	55	30	133	163
Bonds	(12)	65	53	(53)	183	130
Other borrowings	(1)	—	(1)	(1)	—	(1)
Total	(4)	112	108	(24)	319	295
Increase (decrease) in net interest income	$15	$(17)	$(2)	$28	$87	$115
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Net impairment losses recognized in earnings	$(1)	$(1)	$—	20.43	$(2)	$(5)	$3	69.82
Net losses on trading securities	(8)	(15)	7	47.92	(23)	(42)	19	45.45
Net gains on derivatives and hedging activities	29	16	13	79.05	42	228	(186)	(81.55)
Standby letters of credit fees	6	7	(1)	(6.97)	21	21	—	(0.66)
Other	2	—	2	507.16	4	1	3	544.22
Total noninterest income	$28	$7	$21	329.77	$42	$203	$(161)	(78.86)

As previously discussed, during the third quarter and first nine months of 2015, previously restructured and redesignated advances were prepaid prior to their maturity resulting in $15 million and $177 million, respectively, of accelerated amortization, which reduced net interest income for the respective periods. This accelerated amortization was offset by corresponding increases in net gains on derivatives and hedging activities during 2015. The remaining changes in net gains on derivatives and hedging activities, as well as changes in net losses on trading securities, are primarily attributable to changes in interest rates during 2016.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(35)	$—	$—	$—	$(35)
Net interest settlements included in net interest income (2)	(130)	—	50	2	(78)
Total effect on net interest (expense) income	$(165)	$—	$50	$2	$(113)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$26	$—	$—	$2	$28
Gains on derivatives not receiving hedge accounting including net interest settlements	—	1	—	—	1
Total net gains on derivatives and hedging activities	26	1	—	2	29
Net losses on trading securities (3)	—	(7)	—	—	(7)
Total effect on noninterest income (loss)	$26	$(6)	$—	$2	$22
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

	For the Nine Months Ended September 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(105)	$—	$(2)	$—	$—	$(107)
Net interest settlements included in net interest income (2)	(414)	—	190	(3)	—	(227)
Total effect on net interest (expense) income	$(519)	$—	$188	$(3)	$—	$(334)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$58	$—	$(5)	$—	$—	$53
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	2	—	(7)	(11)
Total net gains (losses) on derivatives and hedging activities	58	(6)	(3)	—	(7)	42
Net losses on trading securities (3)	—	(22)	—	—	—	(22)
Total effect on noninterest income (loss)	$58	$(28)	$(3)	$—	$(7)	$20
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the third quarter and first nine months of 2016, compared to the same periods in 2015. The changes in Affordable Housing Program assessments during the third quarter and first nine months of 2016, compared to the same periods in 2015, is due to the changes in income before assessments during the periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first nine months of 2016. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first nine months of 2016.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2016 and December 31, 2015. The FHLBanks had $967.7 billion in aggregate par value of consolidated obligations issued and outstanding, $130.1 billion of which was attributable to the Bank as of September 30, 2016. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2016.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

As of September 30, 2016, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.
Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all Bank business and activities, including management, employment and contracting.
The proposed amendments would:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks to provide information in their annual reports to the Finance Agency about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016. The Bank is currently assessing the effect of the proposed amendments on the Bank.

FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Federal Home Loan Bank Act (the “Bank Act”) that permit state-chartered credit unions without Federal share insurance to be members of FHLBanks, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for Federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for Federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response. The proposed rule would codify previous Finance Agency guidance permitting the FHLBanks to process applications for membership from these credit unions.

Comments are due on the proposed rule by November 28, 2016. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.

Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the OF to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action initiated by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016. The Bank is currently assessing the effect of the proposed rule but does not anticipate that, if adopted, it would materially impact the Bank.
FHLBank New Business Activities. On August 23, 2016, the Finance Agency proposed a rule that, if adopted, would reduce the scope of new business activities (“NBAs”) for which a FHLBank must seek approval from the Finance Agency and would establish more certain timelines for Finance Agency review and approval of NBA notices. The proposed rule also would clarify the protocol for Finance Agency review of NBAs. Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process.

On October 24, 2016, the FHLBanks provided comments to the proposed rule, which primarily related to certain procedures under the proposed rule. The Bank does not anticipate that the proposed rule, if adopted, would materially impact the Bank.
Mandatory Contractual Stay Requirements for Qualified Financial Contracts (“QFCs”). On August 19, 2016, the Office of the Comptroller of the Currency (“OCC”) issued a proposed rule, which, if adopted, would require certain systemically important financial institutions (“SIFI”) regulated by the OCC to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI. Covered QFCs include derivatives, repurchase agreements (know as “repos”) and reserve repos, and securities lending and borrowing agreements. On May 3, 2016, the Federal Reserve Board (“FRB”) issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations (“GSIBs”) and their affiliates that are subject to regulation in the U.S. Further, on October 26, 2016, the Federal Deposit Insurance Corporation ("FDIC") issued a parallel proposed rule applicable to certain FDIC-supervised institutions.

The FHLBanks provided comments on the FRB proposed rule on August 5, 2016 and to the OCC proposed rule on October 18, 2016, which primarily seek clarification of an exemption and the recognition of a safe harbor. The Bank does not anticipate that the proposed rule, if adopted, would materially impact the Bank, but the Bank would need to amend any covered QFCs entered into with FRB regulated GSIBs or OCC regulated SIFIs.

European Union (“EU”) Market Abuse Regulation. The EU issued updated Market Abuse Regulations (“MAR”) that became effective July 3, 2016 and which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to issuers with securities admitted to trading on EU exchanges, including EU exchanges on which FHLBank COs are listed. MAR contains an exemption to its requirements for certain public bodies and central banks of third countries. The OF and the FHLBanks are examining whether this exemption applies. If the exemption does not apply, the Bank anticipates that the most significant impact of the MAR on the Bank will be more stringent and detailed recordkeeping, creation of detailed lists on parties who have access to inside information, and notification requirements.
Financial Industry Regulatory Authority (“FINRA”) Rule 4210 establishing margin requirements for the TBA Market. On June 15, 2016, the SEC approved a proposed rule by FINRA to require the margining of certain “to-be-announced” (“TBA”) transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customer’s maintenance margin (i.e. initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions. A “Covered Agency Transaction” includes (certain terms are defined under FINRA rules):

•	TBA transactions inclusive of ARM transactions, and Specified Pool Transactions, for which the difference between the trade date and contractual settlement date is greater than one business day; and

•
Collateralized mortgage obligations issued in conformity with a program of an agency or a GSEfor which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions with a counterparty in multifamily housing securities are exempt from the margin requirements provided that certain requirements are met.

Under the rule, the Bank is exempt from posting initial margin but would be required to post variation margin to their FINRA-member counterparty in connection with covered transactions, provided the Bank has more than $10 million in gross open positions with the counterparty. FINRA members will be required to comply with the new margin requirements beginning in December 2017.

The Bank is currently assessing the financial and operational impacts of this rule on the Bank.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. Total advances to these institutions totaled $789 million as of September 30, 2016.
The following table presents the number of borrowers and the par amount of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of September 30, 2016		As of December 31, 2015
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	32	$3,695	39	$3,757
2	35	16,777	22	17,643
3	86	17,303	77	19,943
4	91	25,173	95	28,779
5	109	25,919	121	26,125
6	69	4,373	93	3,681
7	39	1,507	38	1,477
8	10	356	9	170
9	8	86	13	243
10	23	378	28	364

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit generally is expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the principal amount of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Six borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $24.0 billion as of September 30, 2016.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2016	$96,356	$295,808	70.12	3.50	26.38
As of December 31, 2015	102,864	285,796	71.84	3.14	25.02
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, multifamily and commercial real estate loans, home equity loans, and lines of credit pledged as collateral based on information provided by the member on its loan portfolio or on individual loans through the regular collateral reporting process. The estimated market value is discounted to account for (1) the price volatility of loans, (2) model data uncertainty, and (3) the estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The use of this market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.

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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2016 and December 31, 2015.

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

	As of September 30, 2016
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,405	$—	$—	$1,405
Canada	668	—	—	668
France	950	—	1	951
Germany	1,230	—	1	1,231
Netherlands	1,230	—	—	1,230
Norway	1,125	—	—	1,125
Sweden	821	—	—	821
Switzerland	—	—	9	9
United States of America	1,020	1,092	—	2,112
Total	$8,449	$1,092	$11	$9,552
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $6.5 billion as of December 31, 2015 to $9.5 billion as of September 30, 2016. The following four counterparties each represented greater than 10 percent and collectively represented 47.1 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Australia & New Zealand Banking Group, Branch Banking and Trust Company, Cooperatieve Rabobank UA, and DnB Bank ASA. Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of September 30, 2016 and December 31, 2015. As of September 30, 2016, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of September 30, 2016 and December 31, 2015 (in millions), based on their credit rating as of September 30, 2016 and December 31, 2015, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of September 30, 2016
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,909	—	—	—	—	—	—	—	—	—	6,909
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	226	—	—	—	—	—	—	—	—	—	226
Government-sponsored enterprises residential	—	11,297	—	—	—	—	—	—	—	—	—	11,297
Government-sponsored enterprises commercial	463	6,416	—	—	—	—	—	—	—	—	—	6,879
Private-label	—	2	19	242	384	259	543	8	95	687	11	2,250
Total mortgage-backed securities	463	17,941	19	242	384	259	543	8	95	687	11	20,652
Total investment securities	463	24,927	19	242	384	259	543	8	95	687	11	27,638
Other investments:
Interest-bearing deposits	—	3	1,054	35	—	—	—	—	—	—	—	1,092
Securities purchased under agreements to resell	—	611	—	500	—	—	—	—	—	—	—	1,111
Federal funds sold	—	2,226	5,393	830	—	—	—	—	—	—	—	8,449
Total other investments	—	2,840	6,447	1,365	—	—	—	—	—	—	—	10,652
Total investments	$463	$27,767	$6,466	$1,607	$384	$259	$543	$8	$95	$687	$11	$38,290
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $38 million as of September 30, 2016.

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
Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2016 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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
The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of September 30, 2016 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$2	$—	$2
A	19	—	19
BBB	231	12	243
BB	366	18	384
B	210	50	260
CCC	535	107	642
CC	9	—	9
C	103	—	103
D	702	107	809
unrated	12	—	12
Total unpaid principal balance	$2,189	$294	$2,483
Amortized cost	$1,891	$240	$2,131
Gross unrealized losses	$(13)	$(7)	$(20)
Fair value	$2,004	$240	$2,244
Other-than-temporary impairment (Year-to-date):
Credit-related losses	$(2)	$—	$(2)
Non-credit-related losses	—	—	—
Total other-than-temporary impairment losses	$(2)	$—	$(2)
Weighted average percentage of fair value to unpaid principal balance	91.53%	81.73%	90.37%
Original weighted average credit support	9.06%	22.82%	10.68%
Weighted average credit support	5.26%	12.23%	6.09%
Weighted average collateral delinquency	10.87%	18.31%	11.75%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of September 30, 2016.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	16.10	5.57	25.73	7.77
Alt-A	13.36	18.84	36.21	4.10
Total	14.85	11.64	30.53	6.09
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of September 30, 2016.
For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH. Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2016.

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

	As of September 30, 2016
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Other Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Single-A	$170	$1	$(1)	$—	$—
Triple-B	3,438	1	—	—	1
Cleared derivatives	2,656	9	2	—	11
Liability positions with credit exposure:
Single-A	1,528	(8)	8	—	—
Cleared derivatives	55,157	(1,129)	1,540	—	411
Total derivative positions with non-member counterparties to which the Bank had credit exposure	62,949	(1,126)	1,549	—	423
Member institutions (1)	234	11	—	(11)	—
Total	$63,183	$(1,115)	$1,549	$(11)	$423
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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $75 million of collateral at fair value to its uncleared derivative counterparties as of September 30, 2016.

If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, eight mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of September 30, 2016, five of the Bank’s eight mortgage insurance providers have been rated below "A" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of September 30, 2016 and December 31, 2015.

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

			As of September 30, 2016	As of December 31, 2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$5,486	$5,928
		Non-qualifying hedges	1	1
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	22,911	22,733
		Non-qualifying hedges	40	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	313	378
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	20	20
		Total	28,771	29,100
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	606	1,179
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	—	50
		Total	606	1,229
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	19,329	25,469
		Non-qualifying hedges	509	1,242
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	4,214	10,366
		Total	24,052	37,077

			As of September 30, 2016	As of December 31, 2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	20,280	15,416
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	15,500	16,500
		Total	15,605	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	518	371
Total notional amount			$89,832	$99,798

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2016			As of December 31, 2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.43	0.29	0.24	0.42	0.30	0.23
Liabilities	0.23	0.26	0.26	0.24	0.31	0.26
Equity	4.56	0.94	(0.03)	3.94	0.19	(0.25)
Effective duration gap	0.20	0.03	(0.02)	0.18	(0.01)	(0.03)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2016			As of December 31, 2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$135,680	$136,684	$137,332	$139,647	$140,659	$141,254
Liabilities	129,342	129,964	130,111	132,943	133,655	134,061
Equity	6,338	6,720	7,221	6,704	7,004	7,193
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

As of September 30, 2016, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2016, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

PwC has advised the Bank as of December 31, 2015 and September 30, 2016 that it has a borrowing relationship with a Bank member (referred below as the “lender”) who owns more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.
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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the lender owned more than ten percent of the Bank’s capital stock, the lender’s voting rights are less than ten percent;

•	as of December 31, 2015 and September 30, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the lender is subject to the same terms and conditions for conducting business with the Bank as any other member.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended September 30, 2016, filed on November 8, 2016, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	November 8, 2016	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	November 8, 2016	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer