Form 10-K
period 2016-12-31
Federal Home Loan Bank of Atlanta
filed 2017-03-09
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes   ☒  No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2016, the aggregate par value of the stock held by current and former members of the registrant was $5,249,367,100. At February 28, 2017, 51,578,606 total shares were outstanding.

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

Special Cautionary Notice Regarding Forward-looking Statements

Some of the statements made in this Report may be “forward-looking statements,” within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided by the same regulations. Forward-looking statements include statements with respect to the Bank’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties, and other factors, many of which may be beyond the Bank’s control and which may cause the Bank’s actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by the forward-looking statements. The reader can identify these forward-looking statements through the Bank’s use of words such as “may,” “will,” “anticipate,” “hope,” “project,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “could,” “intend,” “seek,” “target,” and other similar words and expressions of the future. Such forward-looking statements may include statements regarding any one or more of the following topics:

•	the Bank’s business strategy and changes in operations, including, without limitation, product growth and change in product mix;

•	future performance, including profitability, dividends, retained earnings, developments, or market forecasts;

•	forward-looking accounting and financial statement effects; and

•	those other factors identified and discussed in the Bank’s public filings with the Securities and Exchange Commission (SEC).

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

•
the Bank’s ability to develop, implement, promote the efficient performance of, and support and safeguard, technology and information systems, including those provided by third-parties, sufficient to measure and effectively manage the risks of the Bank’s business without significant interruption;

•
changes in investor demand for consolidated obligations of the FHLBanks and/or the terms of derivatives and similar agreements, including changes in investor preference and demand for certain terms of these instruments, which may be less attractive to the Bank, or which the Bank may be unable to offer;

•	the Bank’s ability to introduce, support, and manage the growth of new products and services and to successfully manage the risks associated with those products and services;

•	the Bank’s ability to successfully manage the credit and other risks associated with any new types of collateral securing advances;

•
the availability from acceptable counterparties, upon acceptable terms, of swaps, options, and other derivative financial instruments of the types and in the quantities needed for investment funding and risk-management purposes;

•	the uncertainty and costs of litigation, including litigation filed against one or more of the FHLBanks;

•
membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members, which could result in decreased advances or other business from such members;

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
A variety of factors could cause the Bank's actual results to differ materially from the Bank's forward-looking statements, including, without limitation, those risk factors provided under Item 1A of this Report and in future reports and other filings made by the Bank with the SEC. The Bank operates in a changing economic environment, and new risk factors emerge from time to time. Management cannot accurately predict any new factors, nor can it assess the effect, if any, of any new factors on the business of the Bank or the extent to which any factor, or combination of factors, may cause actual results to differ from those implied by any forward-looking statements.
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

PART I.

Item 1. Business.

Overview

General. The Bank is a federally chartered corporation that was organized in 1932 and is one of 11 district FHLBanks. The FHLBanks, along with the Office of Finance, comprise the FHLBank System. The FHLBanks are U.S. government-sponsored enterprises (GSEs) organized under the authority of the FHLBank Act. Each FHLBank operates as a separate entity within a defined geographic district and has its own management, employees, and board of directors. The Bank's defined geographic district includes Alabama, Florida, Georgia, Maryland, North Carolina, South Carolina, Virginia, and the District of Columbia. The Bank is supervised and regulated by the Finance Agency, an independent federal agency in the executive branch of the United States government.

Cooperative. The Bank is a cooperative owned by member institutions that are required to purchase capital stock in the Bank as a condition of membership. Federally insured depository institutions, insurance companies, privately insured, state-chartered credit unions, and community development financial institutions (CDFIs) located in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. The Bank's capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own the Bank's capital stock as a result of a merger with or acquisition of a Bank member. The Bank's membership totaled 901 financial institutions, comprised of 576 commercial banks, 83 thrifts, 211 credit unions, 24 insurance companies, and seven CDFIs as of December 31, 2016.

Mission. The primary function of the Bank is to provide readily available, competitively priced funding to its member institutions. The Bank serves the public by providing its member institutions with a source of liquidity, thereby enhancing the availability of credit for residential mortgages and targeted community developments. The Bank primarily supports this mission by offering collateralized loans, known as advances, to its members. The Bank also offers other products and services, discussed below, that are intended to support the availability of residential-mortgage and community-investment credit.

The Bank's primary source of funds is proceeds from the sale of FHLBank debt instruments to the public. These debt instruments, known as “consolidated obligations,” are the joint and several obligations of all the FHLBanks. Because of the FHLBanks' GSE status, the FHLBanks are generally able to raise funds at favorable rates. The Bank's cooperative ownership structure allows the Bank to pass along the benefit of these low funding rates to its members. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

Business. The Bank manages its operations as one business segment. Management and the Bank's board of directors review enterprise-wide financial information in order to make operating decisions and assess performance.

The Finance Agency assesses each FHLBank’s core mission achievement by evaluating its core mission asset ratio, calculated as the ratio of primary mission assets, which includes advances and acquired member assets, to consolidated obligations. The Bank's core mission activities primarily include the issuance of advances. This ratio is calculated annually at year-end, using annual average par values. Based on this ratio, the Finance Agency has provided the following expectations for each FHLBank’s strategic plan:

•	when the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is at least 55 percent but less than 70 percent, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. If the FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the board of directors should consider possible strategic alternatives.

The Bank's core mission asset ratio was 75.2 percent as of December 31, 2016.

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

Advances

Advances are the Bank's primary product. Advances are fully secured loans made to members and eligible housing finance agencies, authorities, and organizations called “housing associates” (non-members that are approved mortgagees under Title II of the National Housing Act). The carrying value of the Bank's outstanding advances was $99.1 billion and $104.2 billion as of December 31, 2016 and 2015, respectively, and advances represented 71.5 percent and 73.2 percent of total assets as of December 31, 2016 and 2015, respectively. Advances generated 53.0 percent, 23.2 percent, and 26.5 percent of total interest income for the years ended December 31, 2016, 2015, and 2014, respectively.

Advances serve as a funding source for the Bank's members for a variety of conforming and nonconforming mortgages. Thus, advances support important housing markets, including those focused on low- and moderate-income households. For those members that choose to sell or securitize their mortgages, advances can supply interim funding.

Generally, member institutions use the Bank's advances for one or more of the following purposes:

•	providing funding for mortgages held in the member's portfolio, including both conforming and nonconforming mortgages;

•	providing temporary funding during the origination, packaging, and sale of mortgages into the secondary market;

•	providing funding for commercial real estate loans;

•	assisting with asset-liability management by matching the maturity and prepayment characteristics of mortgage loans or adjusting the sensitivity of the member's balance sheet to interest-rate changes;

•	providing a cost-effective alternative to meet contingent liquidity needs and adhere to liquidity management strategies; and

•	providing funding for community investment and economic development.

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

The Bank's management assesses member creditworthiness and financial condition, typically on a quarterly basis, to determine the term and maximum dollar amount of advances that the Bank will lend to a particular member. In addition, the Bank discounts eligible collateral and periodically revalues the collateral pledged by each member to secure its outstanding advances. The Bank has never experienced a credit loss on an advance.

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

Adjustable- or variable-rate indexed advances. Adjustable- or variable-rate indexed advances include the following:

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

Fixed-rate advances. Fixed-rate advances include the following:

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

The following table presents the par value of outstanding advances by product characteristics (dollars in millions). See Note 9—Advances to the Bank's 2016 audited financial statements for further information on the distinction between par value and carrying value of outstanding advances.

	As of December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$38,941	39.62	$35,664	34.67
Adjustable or variable rate indexed	34,930	35.54	43,425	42.22
Hybrid	21,453	21.83	19,782	19.23
Convertible	1,497	1.52	2,394	2.33
Amortizing (2)	1,467	1.49	1,599	1.55
Total par value	$98,288	100.00	$102,864	100.00
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

The following table presents information on the Bank's 10 largest borrowers of advances (dollars in millions):

		As of December 31, 2016
Institution	State	Advances Par Value	Percent of Total Advances	Weighted-average Interest Rate (%) (1)

Capital One, National Association	Virginia	$17,176	17.48	0.64
Navy Federal Credit Union	Virginia	13,495	13.73	2.00
Bank of America, National Association	North Carolina	11,511	11.71	0.62
EverBank	Florida	5,506	5.60	1.29
BankUnited, National Association	Florida	5,240	5.33	0.76
Regions Bank	Alabama	4,253	4.33	0.84
Branch Banking and Trust Company	North Carolina	4,012	4.08	4.32
SunTrust Bank	Georgia	2,754	2.80	0.79
Pentagon Federal Credit Union	Virginia	2,221	2.26	2.41
Synovus Bank	Georgia	1,325	1.35	0.64
Subtotal (10 largest borrowers)		67,493	68.67	1.27
Subtotal (all other borrowers)		30,795	31.33	1.37
Total par value		$98,288	100.00	1.30
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

Standby Letters of Credit

The Bank issues irrevocable standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Members may use standby letters of credit for residential housing financing and community lending or for liquidity and asset-liability management. In particular, members often use standby letters of credit as collateral for deposits from public sector entities. Standby letters of credit are generally available for nonrenewable terms of up to five years or for one-year terms that are renewable annually with a final expiration date of up to ten years after issuance. The Bank requires members to fully collateralize the face amount of any standby letter of credit issued by the Bank during the term of the standby letter of credit. The Bank also charges members a fee based on the face amount of the standby letter of credit. If the Bank is required to make a payment for a beneficiary's draw, the amount must be reimbursed by the member immediately or, subject to the Bank's discretion, may be converted into an advance to the member. The Bank's underwriting and collateral requirements for standby letters of credit are the same as they are for advances. Standby letters of credit are not subject to activity-based capital stock purchase requirements. The Bank has never experienced a credit loss related to a standby letter of credit reimbursement obligation. Unlike advances, standby letters of credit are accounted for as financial guarantees because a standby letter of credit may expire in accordance with its terms without ever being drawn upon by the beneficiary. The Bank had $32.7 billion and $32.5 billion of outstanding standby letters of credit as of December 31, 2016 and 2015, respectively.

Advances and Standby Letters of Credit Combined

The following table presents information on the Bank's 10 largest borrowers of advances and standby letters of credit combined (dollars in millions):

		As of December 31, 2016
Institution	State	Advances Par Value and Standby Letters of Credit Balance	Percent of Total Advances Par Value and Standby Letters of Credit
Bank of America, National Association	North Carolina	$22,774	17.39
Capital One, National Association	Virginia	17,646	13.48
Navy Federal Credit Union	Virginia	13,638	10.41
SunTrust Bank	Georgia	10,076	7.69
Compass Bank	Alabama	7,778	5.94
EverBank	Florida	5,665	4.33
BankUnited, National Association	Florida	5,244	4.01
Branch Banking and Trust Company	North Carolina	5,001	3.82
Regions Bank	Alabama	4,286	3.27
Pentagon Federal Credit Union	Virginia	4,236	3.23
Subtotal (10 largest borrowers)		96,344	73.57
Subtotal (all other borrowers)		34,612	26.43
Total advances par value and standby letters of credit		$130,956	100.00

Community Investment Services

Each FHLBank contributes 10 percent of its income subject to assessment to the Affordable Housing Program (AHP), or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The assessment for AHP is further discussed under the Taxation/Assessments heading below.

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

•
the Set-aside AHP currently consists of the following nine distinct products: First-time Homebuyer, Community Partners, Foreclosure Recovery, Veterans Purchase, Returning Veterans Purchase, Veterans Rehabilitation, Returning Veterans Rehabilitation, Community Rebuild and Restore, and Structured Partnership Product. The Set-aside AHP products are available on a first-come, first-served basis and provide no-cost funds through member financial institutions to be used for down payments, closing costs, and other costs associated with the purchase, purchase/rehabilitation, or rehabilitation of homes for families at or below 80 percent of the area median income; and

•
the discounted advance program consists of the Community Investment Program and the Economic Development Program, which both provide the Bank's members with access to low-cost funding to create affordable rental and homeownership opportunities and to engage in commercial and economic development activities that benefit low- and moderate-income individuals and neighborhoods.

The Bank's AHP assessments were $31 million, $33 million, and $30 million, respectively, for the years ended December 31, 2016, 2015, and 2014.

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

Mortgage Loan Purchase Programs

The Bank’s mortgage loan purchase programs provide members an alternative to holding mortgage loans in a portfolio or selling them into the secondary market. Prior to 2008, the Bank purchased loans directly from member participating financial institutions (PFIs) through the Mortgage Partnership Finance® Program (MPF® Program), a program developed by FHLBank Chicago and the Mortgage Purchase Program (MPP), a program separately established by the Bank. The Bank ceased directly purchasing new mortgage assets under these mortgage programs in 2008. However, the Bank continues to support its existing MPP and MPF Program mortgage loan portfolios. In 2014, the Bank renewed its participation in the MPF Program. The Bank now offers MPF Program products, MPF Xtra, MPF Direct, and MPF Government MBS, through which the Bank facilitates third parties' purchases of PFI loans rather than holding such loans as Bank assets. During 2016, the Bank and FHLBank Indianapolis began participating in the funding of an MPP master commitment with a member of FHLBank Indianapolis.

MPF Program

From time to time, the Bank has offered various products to members through the MPF Program. FHLBank Chicago, as the MPF provider, is responsible for providing transaction processing services, as well as developing and maintaining the underwriting criteria and program servicing guide. The Bank pays FHLBank Chicago a fee for providing these services. Conventional loans purchased from PFIs under the MPF Program are subject to varying levels of loss allocation and credit enhancement structures. Federal Housing Administration (FHA)-insured and Department of Veterans Affairs (VA)-guaranteed loans are not subject to the credit enhancement obligations applicable to conventional loans under the MPF Program. The PFI may retain the right and responsibility for servicing the loans or sell the servicing rights, and the PFI may be required to repurchase a loan in the event of a breach of eligibility requirement or other warranty.

Traditional MPF Products. The Bank maintains a portfolio of mortgage loans that were historically purchased directly from PFIs and are recorded on the balance sheet. Two of the Bank's PFIs under the traditional MPF products, Branch Banking and Trust Company and SunTrust Bank, were among the Bank's top 10 borrowers as of December 31, 2016.

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

MPF Direct. In 2015, the Bank began to offer the MPF Direct product to members. MPF Direct is a jumbo loan product that partners the MPF program with Redwood Trust, Inc., a real estate investment trust. This partnership offers PFIs the opportunity to sell their fixed-rate mortgages with loan balances greater than the conforming loan limit up to $2.5 million into the secondary market. The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold through the MPF Direct product in exchange for the Bank's role in facilitating the sale. The MPF Direct loans are passed through to Redwood Trust, Inc. and do not become Bank assets.

MPF Government MBS. In 2015, the Bank began to offer the MPF Government MBS product to members. MPF Government MBS is a product whereby the FHLBank Chicago purchases government-insured and/or -guaranteed loans from eligible PFIs, and the purchased loans are aggregated as “held for sale” and pooled into securities guaranteed by the Government National Mortgage Association (Ginnie Mae). The Bank receives a counterparty fee from FHLBank Chicago for each PFI loan sold through the MPF Government MBS product in exchange for the Bank's role in facilitating the sale.

Mortgage Partnership Finance® Program, “Mortgage Partnership Finance®”, “MPF®,” and “MPF Xtra®” are registered trademarks of FHLBank Chicago.

MPP

The Bank’s MPP is independent of other FHLBanks. Therefore, the Bank has greater control over pricing, quality of customer service, relationships with any third-party service providers, and program changes. Certain benefits of greater Bank control include the Bank's ability to control operating costs and to manage its regulatory relationship directly with the Finance Agency.
There were no MPP PFIs that were among the Bank's top 10 borrowers as of December 31, 2016.

The MPF Program and MPP are authorized under applicable regulations. Regulatory interpretive guidance provides that an FHLBank may sell loans acquired through its mortgage loan purchase programs so long as it also sells the related credit enhancement obligation. The Bank currently is not selling loans it has acquired through these mortgage loan purchase programs. The contractual maturity dates of some of the purchased loans extend out to 2047.

Descriptions of the MPF Program and MPP underwriting and eligibility standards and credit enhancement structures are contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk—Mortgage Loan Programs.

Investments

The Bank maintains a portfolio of investment securities and other investments for liquidity purposes to provide for the availability of funds to meet member credit needs and to provide additional earnings for the Bank. As of December 31, 2016, the Bank's investment securities consist of mortgage-backed securities (MBS) issued by GSEs, U.S. government agencies, or private-label securities that, at purchase, carried the highest rating from Moody's Investors Service (Moody's) or Standard and Poor's Ratings Services (S&P); securities issued by the U.S. government or U.S. government agencies; and state and local housing agency obligations. The Bank ceased purchasing private-label MBS on January 31, 2008. The investment securities portfolio generally provides the Bank with higher returns than those available in other investments. The Bank's other investments may consist of interest-bearing deposits, overnight and term federal funds sold, and securities purchased under agreements to resell. U.S. agency and GSE securities were 65.8 percent and 66.3 percent of the Bank's total investments as of December 31, 2016 and 2015, respectively, as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments. Investments generated 44.2 percent, 70.3 percent, and 66.2 percent of total interest income for the years ended December 31, 2016, 2015, and 2014, respectively.

The Bank's MBS investment practice is to purchase MBS from a group of Bank-approved dealers, which may include “primary dealers.” Primary dealers are banks and securities brokerages that trade in U.S. government securities with the Federal Reserve System. The Bank does not purchase MBS from its members, except in the case in which a member or its affiliate is on the Bank's list of approved dealers. In all cases, the Bank bases its investment decisions on the relative rates of return of competing investments and does not consider whether an MBS is being purchased from or issued by a member or an affiliate of a member. The MBS balance included a carrying value of $1.1 billion and $1.4 billion, respectively, of MBS that were issued by one of the Bank's members or an affiliate of a member as of December 31, 2016 and 2015. See Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank's 2016 audited financial statements for a tabular presentation of the available-for-sale and held-to-maturity securities issued by members or affiliates of members.

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

Occasionally, the Bank purchases consolidated obligations issued by other FHLBanks through third-party dealers as investment securities, consistent with the Bank's investment strategy and Finance Agency regulations and guidelines. The Bank has not purchased any additional consolidated obligations issued by other FHLBanks since 2002. The balance of these investments is presented in Note 5—Trading Securities to the Bank's 2016 audited financial statements.

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

•
investments described in Section 16(a) of the FHLBank Act which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

The Bank was in compliance with this Finance Agency regulation as of December 31, 2016 and 2015.

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

Certification and Reporting Obligations. Under Finance Agency regulations, before the end of each calendar quarter and before paying any dividends for that quarter, the president of the Bank must certify to the Finance Agency that, based upon known current facts and financial information, the Bank will remain in compliance with applicable liquidity requirements and will remain capable of making full and timely payments of all current obligations (which includes the Bank's obligation to pay principal and interest on consolidated obligations issued on its behalf through the Office of Finance) coming due during the next quarter. The Bank is required to provide notice to the Finance Agency upon the occurrence of any of the following:

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

Deposits

The FHLBank Act allows the Bank to accept deposits from its members, any institution for which it is providing correspondent services, other FHLBanks, or other governmental instrumentalities. Deposits provide some of the Bank's funding resources while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank had demand and overnight deposits of $1.1 billion as of December 31, 2016 and 2015.

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank had excess deposit reserves of $88.7 billion and $80.6 billion as of December 31, 2016 and 2015, respectively.

Capital and Capital Rules

The Bank must comply with regulatory requirements for total regulatory capital, leverage capital, and risk-based capital. To satisfy these capital requirements, the Bank maintains a capital plan. Each member's minimum stock requirement is an amount equal to the sum of a “membership” stock component and an “activity-based” stock component under the plan. The FHLBank Act and applicable regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum leverage and risk-based capital requirements. If necessary, the Bank may adjust the minimum stock requirement from time to time within the ranges established in the capital plan. Each member is required to comply promptly with any adjustment to the minimum stock requirement.

As of December 31, 2016, the membership stock requirement was 0.09 percent (nine basis points) of the member's total assets, subject to a cap of $15 million.

As of December 31, 2016, the activity-based stock requirement was the sum of the following:

•	4.25 percent of the member's outstanding par value of advances; and

•	8.00 percent of any outstanding targeted debt/equity investment (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

In addition, the activity-based stock requirement may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets), although this percentage was set at zero as of December 31, 2016. The Bank did not have any multifamily residential mortgage loan assets purchased from members or other targeted debt/equity investments outstanding; therefore, the 8.00 percent activity-based stock requirement was inapplicable as of December 31, 2016.

Although applicable regulations allow the Bank to issue Class A stock or Class B stock, or both, to its members, the Bank's capital plan allows it to issue only Class B stock.

The Bank's financial management policy contains provisions to help preserve the value of the members' investment in the Bank and reasonably mitigate the effect on capital of unanticipated operating and accounting events. For additional information regarding the Bank's capital and capital requirements, as well as information regarding the Bank's retained earnings and dividends, refer to Item 5, Market for Registrant's Common Equity—Related Stockholder Matters and Issuer Purchases of Equity Securities; Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Capital; and Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's 2016 audited financial statements.

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

The total notional amount of the Bank's outstanding derivatives was $81.2 billion and $99.8 billion as of December 31, 2016 and 2015, respectively. The contractual or notional amount of a derivative is not a measure of the amount of credit risk from that transaction; rather, the notional amount serves as a basis for calculating periodic interest payments or cash flows.

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

Regulatory Oversight, Audits, and Examinations

The Finance Agency supervises and regulates the FHLBanks. The Finance Agency is responsible for ensuring that (1) the FHLBanks operate in a safe and sound manner, including maintenance of adequate capital and internal controls; (2) the operations and activities of the FHLBanks foster liquid, efficient, competitive, and resilient national housing finance markets; (3) the FHLBanks comply with applicable laws and regulations; and (4) the FHLBanks carry out their housing finance mission through authorized activities that are consistent with the public interest. In this capacity, the Finance Agency issues regulations and policies that govern, among other things, the permissible activities, powers, investments, risk-management practices, and capital requirements of the FHLBanks, and the authorities and duties of FHLBank directors. The Finance Agency conducts annual, on-site examinations of the Bank, as well as periodic off-site reviews. In addition, the Bank must submit to the Finance Agency monthly financial information on the condition and results of operations of the Bank. The Bank is also subject to regulation by the SEC.

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

Available Information

The Bank is required to file with the SEC an annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains a website containing these reports and other information regarding the Bank's electronic filings located at http://www.sec.gov. These reports may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information about the operation of the Public Reference Room may be obtained at 1-800-SEC-0330.

The Bank's website is located at www.fhlbatl.com. The Bank posts its annual report on Form 10-K on its website as soon as reasonably practicable after it is filed with the SEC, and the Bank also provides a link to the SEC website that has all of the Bank's SEC filings.

The content of the websites referenced above is not incorporated by reference into this Report or in any other report or document that the Bank files with the SEC, and any references to these websites are intended to be inactive textual references only.

Personnel

As of December 31, 2016, the Bank employed 316 full-time and 4 part-time employees.

Taxation/Assessments

The Bank is exempt from ordinary federal, state, and local taxation, except for real property tax. However, each FHLBank must set aside 10 percent of their income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100 million. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. If an FHLBank experiences a net loss for a full year, the FHLBank would have no obligation to the AHP for that year since each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. AHP assessments for the Bank were $31 million, $33 million, and $30 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Business and Regulatory Risk

The Bank is subject to a complex body of laws and regulations, which could change in a manner detrimental to the Bank's operations.

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and governed by federal laws and regulations as adopted and applied by the Finance Agency. Congress may amend the FHLBank Act or amend or adopt other statutes in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing finance mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the Finance Agency or other financial services regulators could have a negative effect on the Bank's ability to conduct business or on the cost of doing business. In addition, certain regulations affecting our members could impact the extent to which they can engage in business with the Bank. Due to recent changes in the U.S. government administration and recent executive actions, there are additional uncertainties in the legislative and regulatory environment.

Changes in regulatory requirements could result in, among other things, an increase in the FHLBanks' cost of funding and regulatory compliance; a change in membership or permissible business activities; additional liquidity requirements; or a decrease in the size, scope, or nature of the FHLBanks' lending activities, any of which could negatively impact the Bank's financial condition and results of operations.

Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Legislative and Regulatory Developments for a discussion of recent legislative and regulatory activity that could affect the Bank.

Competition for advances and refinancing risk on short-term advances could have an adverse effect on earnings.

Advances represent the Bank's primary product offering. Advances represented 71.5 percent of the Bank's total assets for the year ended December 31, 2016. The Bank competes with other suppliers of wholesale funding, including investment banks, commercial banks, and in certain circumstances, other FHLBanks, which provide secured and unsecured loans to the Bank's members. From time to time, these alternative funding sources may offer more favorable terms on their loans than the Bank does on its advances. The Bank's members have continued to experience high deposit levels, which reduces member demand for advances. Any change made by the Bank in the pricing of its advances in an effort to effectively compete with these competitive funding sources may decrease the Bank's profitability on advances, which could have a material adverse impact on the Bank's financial condition and results of operations, including dividend yields to members.

The prolonged low interest rate environment has resulted in a concentration of short-term advances. Although the Federal Reserve raised interest rates in December 2016, and indicated its intention to raise rates further in 2017, the Bank expects this short-term advance preference to continue during 2017. If members do not extend or renew these short-term advances as they come due, the Bank may experience a significant reduction in advances, which could have a material adverse impact on the

Bank's financial condition and results of operations. Advances due in one year or less comprised 48.1 percent of the Bank's total advances outstanding as of December 31, 2016.

The Bank is exposed to risks because of customer concentration.

The Bank is subject to customer concentration risk as a result of the Bank's reliance on a relatively small number of member institutions for a large portion of the Bank's total advances and resulting interest income. The Bank's largest borrowers as of December 31, 2016, were Capital One, National Association, which accounted for $17.2 billion, or 17.5 percent, Navy Federal Credit Union, which accounted for $13.5 billion, or 13.7 percent, and Bank of America, National Association, which accounted for $11.5 billion, or 11.7 percent, of the Bank's total advances then outstanding. In addition, as of December 31, 2016, ten of the Bank's member institutions (including Capital One, National Association, Navy Federal Credit Union, and Bank of America, National Association) collectively accounted for $67.5 billion of the Bank's total advances then outstanding, which represented 68.7 percent of the Bank's total advances then outstanding. If, for any reason, the Bank were to lose, or experience a decrease in the amount of, its business relationships with its largest borrower or a combination of several of its large borrowers - whether as the result of any such member becoming a party to a merger or other transaction, or as a result of market conditions, competition or otherwise - the Bank's financial condition and results of operations could be negatively affected.

Liquidity Risk

The Bank's funding depends upon its ability to regularly access the capital markets.

The Bank seeks to be in a position to meet its members' credit and liquidity needs and pay its obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank's primary source of funds is from the sale of consolidated obligations in the capital markets, including the short-term discount note market. The Bank's ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond the Bank's control. The failure to obtain such funds on terms and conditions favorable to the Bank could adversely impact the Bank's ability to manage its future liquidity.

Market Risk

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

The Bank’s businesses and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve's policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could affect the success of the Bank's asset and liability management activities and negatively affect the Bank's financial condition and results of operations. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Net Interest Income for further discussion of the Bank's yield on assets and interest-rate spread.

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

Prepayment or refinancing of mortgage assets could affect earnings.

The Bank invests in MBS and whole mortgage loans. Changes in interest rates can significantly affect the prepayment patterns of these assets, and such prepayment patterns could affect the Bank's earnings. In the Bank's experience, it is difficult to hedge prepayment risk in mortgage loans. Therefore, prepayments of mortgage assets could have an adverse effect on the income of the Bank.

The Bank may not be able to pay dividends or to repurchase or redeem members' capital stock consistent with past practice.

The Bank's board of directors may declare dividends on the Bank's capital stock, payable to members, from the Bank's unrestricted retained earnings and current net earnings. The Bank's ability to pay dividends and to repurchase or redeem capital stock is subject to compliance with statutory and regulatory liquidity and capital requirements. The Bank's financial management policy addresses regulatory guidance issued to all FHLBanks regarding retained earnings. It requires the Bank to establish a target amount of retained earnings by considering factors such as forecasted income, mark-to-market adjustments on derivatives and trading securities, market risk, operational risk, and credit risk, all of which may be influenced by events beyond the Bank's control. The Bank's Capital Plan addresses minimum regulatory capital requirements. Events such as changes in interest rates, collateral value, credit quality of members, and any future other-than-temporary impairment losses may affect the adequacy of the Bank's retained earnings and may require the Bank to reduce its dividends, suspend dividends altogether, or limit capital stock repurchases and redemptions to achieve and maintain the targeted amount of retained earnings or regulatory capital requirements. These actions could cause a reduction in members' demand for advances, or make it difficult for the Bank to retain existing members or to attract new members.

Credit Risk

The Bank's exposure to credit risk could have an adverse effect on the Bank's financial condition and results of operations.

The Bank faces credit risk on advances, standby letters of credit, investments, derivatives, and mortgage loan assets. The Bank requires advances and standby letters of credit to be fully secured with collateral. The Bank evaluates the types of collateral pledged by the member and assigns a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If the Bank has insufficient collateral before or after an event of payment default or failure of the member or the Bank is unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, the Bank could experience a credit loss on advances or standby letters of credit, which could adversely affect its financial condition and results of operations.

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

The Bank invests in U.S. agency (Fannie Mae, Freddie Mac, and Ginnie Mae) MBS and has historically invested in private-label MBS rated AAA by S&P or Fitch Ratings or Aaa by Moody's at the time of purchase. As of December 31, 2016, 10.7 percent of the Bank's MBS portfolio consisted of private-label MBS. Market prices for many of these private-label MBS have continued to improve since the 2008 financial crisis; however, given continued uncertainty in market conditions and the significant judgments involved in determining market value, there is a risk that declines in fair value in the Bank's MBS portfolio may occur and that the Bank may record additional other-than-temporary impairment losses in future periods, which could materially adversely affect the Bank's financial condition and results of operation.

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

The Bank is rated Aaa with a stable outlook by Moody's and AA+ with a stable outlook by S&P. In addition, the consolidated obligations of the FHLBanks are rated Aaa with a stable outlook/P-1 by Moody's and AA+ with a stable outlook/A-1+ by S&P. Because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System and the FHLBanks are directly influenced by the sovereign credit of the U.S., which is beyond the Bank's control. Downgrades to the U.S. sovereign credit rating and outlook would likely result in downgrades in the credit ratings and outlook on the Bank and the consolidated obligations of the FHLBanks even though the consolidated obligations are not obligations of the United States.

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

Operational Risk

The financial models and the underlying assumptions used to value financial instruments and manage risk may differ materially from actual results.

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

The Bank relies heavily upon information systems and other technology to conduct and manage its business. The Bank owns some of these systems and technology, and third parties own and provide to the Bank some of those systems and technology. Computer systems, software, and networks can be vulnerable to failures and interruptions, including as the result of any cyberattacks (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events) or other breaches of technology security, that may derive from human error, fraud or malice on the part of employees or third parties, or may result from accidental technological failure. These failures, interruptions, or cyberattacks could jeopardize the confidentiality or integrity of information, including personally identifiable information, or otherwise interrupt the Bank's ability to conduct and manage its business effectively, including, without limitation, its deposit account management, hedging activities and advances activities. The Bank can make no assurance that it or its third-party vendors will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure, interruption, or cyberattack. Like many financial institutions, the Bank has seen an increase in cyberattack attempts. For the Bank, these attempts have predominantly occurred through phishing and social engineering scams, and in particular, ransomware. Although the Bank has disaster recovery and business continuity plans in place, and cybersecurity insurance coverage, a failure, interruption or cyberattack could significantly harm the Bank's reputation, its customer relations, risk management, and profitability, and could result in financial losses, legal and regulatory sanctions, increased costs or other harm.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

The Bank owns approximately 235,514 square feet of office space at 1475 Peachtree Street, NE, Atlanta, Georgia 30309. The Bank occupies approximately 189,412 square feet of this space. The Bank leases 11,093 square feet of office space in an off-site backup facility located in Marietta, Georgia and 384 square feet of off-site backup space in Norcross, Georgia for the Bank's disaster recovery data center. In addition, the Bank leases approximately 5,600 square feet of off-site warehouse space in Atlanta, Georgia used to store surplus furniture and workstation product. The Bank also leases 2,993 square feet of office space located in Washington, D.C. The Bank's management believes these facilities are well maintained and are adequate for the purposes for which they currently are used.

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

A member may request in writing that the Bank redeem its excess capital stock at par value. Excess capital stock is FHLBank capital stock not required to be held by the member to meet its minimum stock requirement under an FHLBank's capital plan. Any such redemption request is subject to a five year redemption period after the Bank receives the request, subject to certain regulatory requirements and to the satisfaction of any ongoing stock investment requirements applicable to the member. In addition, any member may withdraw from membership upon five years written notice to the Bank. Subject to the member's satisfaction of any outstanding indebtedness and other statutory requirements, the Bank redeems the member's capital stock at par value upon withdrawal from membership. The Bank, in its discretion, may repurchase shares held by a member in excess of its required stock holdings, subject to certain limitations and thresholds in the Bank's capital plan. The par value of all capital stock is $100 per share, and the operating threshold for daily excess capital stock repurchases is $100 thousand. As of February 28, 2017, the Bank had 904 member and non-member shareholders and 52 million shares of its capital stock outstanding (including mandatorily redeemable shares).

The Bank declares and pays any dividends only after net income is calculated for the preceding quarter. The following table presents the Bank's declared quarterly cash dividends in 2016 and 2015 (dollars in millions).

	2016		2015
	Amount	Annualized Rate (%) (1)	Amount	Annualized Rate (%) (2)
First quarter	$52	4.66	$51	4.24
Second quarter	59	4.87	51	4.26
Third quarter	55	4.64	50	4.53
Fourth quarter	60	4.64	55	4.56
____________
(1) Dividend rate was equal to the average three-month LIBOR for the preceding quarter, plus 425 basis points for the first and second quarters of 2016, 400 basis points for the third quarter of 2016, and 385 basis points for the fourth quarter of 2016.
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

Finance Agency regulations prohibit any FHLBank from issuing dividends in the form of capital stock or otherwise issuing new excess capital stock if that FHLBank has excess capital stock greater than one percent of that FHLBank's total assets or if issuing such dividends or new excess capital stock would cause that FHLBank to exceed the one percent excess capital stock limitation. As of December 31, 2016, the Bank's excess capital stock did not exceed one percent of its total assets. Historically, the Bank has not issued dividends in the form of capital stock or issued new excess capital stock, and a member's existing excess activity-based stock is applied to any activity-based stock requirements related to new advances.

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

The Bank also issues standby letters of credit in the ordinary course of its business. From time to time, the Bank provides standby letters of credit to support members' obligations, members' standby letters of credit, or obligations issued to support unaffiliated, third-party offerings of notes, bonds, or other securities. The Bank issued $25.1 billion, $13.8 billion, and $19.5 billion in standby letters of credit in 2016, 2015, and 2014, respectively. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     Selected Financial Data.

The following table presents selected historical financial data of the Bank and should be read in conjunction with the Bank's 2016 audited financial statements and related notes thereto and with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Report. The following data, insofar as it relates to each of the years 2012 to 2016, have been derived from annual financial statements, including the statements of condition as of December 31, 2016 and 2015 and the related statements of income for the years ended December 31, 2016, 2015, and 2014 and notes thereto appearing elsewhere in this Report. The financial information presented in the following table and in the financial statements included in this Report is not necessarily indicative of the financial condition or results of operations of any other interim or annual periods (dollars in millions):

	As of and for the Years Ended December 31,
	2016	2015	2014	2013	2012
Statements of Condition (as of year end)
Total assets (1)	$138,671	$142,246	$138,344	$122,316	$123,705
Advances	99,077	104,168	99,644	89,588	87,503
Mortgage loans held for portfolio	524	586	749	929	1,255
Allowance for credit losses on mortgage loans	(1)	(2)	(3)	(11)	(11)
Investments (2)	36,510	35,175	36,502	26,944	30,454
Interest-bearing deposits	1,118	1,084	1,110	1,752	2,094
Consolidated obligations, net:
Discount notes (1) (3)	41,292	69,434	37,162	32,202	31,737
Bonds (1) (3)	88,647	63,953	92,088	80,728	82,947
Total consolidated obligations, net (1) (3)	129,939	133,387	129,250	112,930	114,684
Mandatorily redeemable capital stock	1	14	19	24	40
Affordable Housing Program payable	69	63	65	74	80
Capital stock - putable	4,955	5,101	5,150	4,883	4,898
Retained earnings	1,892	1,840	1,746	1,657	1,435
Accumulated other comprehensive income (loss)	104	75	95	112	(58)
Total capital	6,951	7,016	6,991	6,652	6,275
Statements of Income (for the year ended)
Net interest income	334	243	323	341	376
(Reversal) provision for credit losses	(1)	(1)	(5)	5	6
Net impairment losses recognized in earnings	(3)	(5)	(3)	—	(16)
Net losses on trading securities	(30)	(61)	(60)	(100)	(67)
Net gains on derivatives and hedging activities	119	261	120	204	117
Standby letters of credit fees	28	28	26	20	18
Other income (4)	(3)	2	22	42	3
Noninterest expense	137	135	132	127	125
Income before assessments	309	334	301	375	300
Affordable Housing Program assessments	31	33	30	37	30
Net income	278	301	271	338	270
Performance Ratios (%)
Return on equity (5)	4.08	4.63	4.11	5.42	4.26
Return on assets (6)	0.20	0.23	0.21	0.28	0.22
Net interest margin (7)	0.24	0.19	0.25	0.29	0.31
Regulatory capital ratio (as of year end) (8)	4.94	4.89	5.00	5.37	5.15
Equity to assets ratio (9)	4.88	4.91	5.09	5.18	5.25
Dividend payout ratio (10)	81.08	68.48	67.30	34.52	32.82

____________

(1)
The Bank adopted new accounting guidance related to the presentation of debt issuance costs, as discussed in Note 3—Recently Issued and Adopted Accounting Guidance to the Bank's 2016 audited financial statements. As a result, $7 million of debt issuance costs that were included in other assets were reclassified as a reduction in the corresponding consolidated obligations balance on the Bank’s Statements of Condition as of December 31, 2015.

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
(3) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

December 31, 2016	$859,361
December 31, 2015	771,948
December 31, 2014	718,218
December 31, 2013	654,076
December 31, 2012	574,257

(4) Other income includes service fees and other. For the year ended December 31, 2016, amount includes a $6 million loss on litigation settlements, net. For the years ended December 31, 2014 and 2013, amount includes a $15 million and $6 million gain on extinguishment of debt, respectively, and a $4 million and $33 million gain on litigation settlements, net, respectively.
(5) Calculated as net income, divided by average total equity.
(6) Calculated as net income, divided by average total assets.
(7) Net interest margin is net interest income as a percentage of average earning assets.
(8) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of year end.
(9) Calculated as average total equity, divided by average total assets.
(10) Calculated as dividends declared during the year, divided by net income during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis relates to the Bank's financial condition as of December 31, 2016 and 2015, and results of operations for the years ended December 31, 2016, 2015, and 2014. This section explains the changes in certain key items in the Bank's financial statements from year to year, the primary factors driving those changes, the Bank's risk management processes and results, known trends or uncertainties that the Bank believes may have a material effect on the Bank's future performance, as well as how certain accounting principles affect the Bank's financial statements.

This discussion should be read in conjunction with the Bank's audited financial statements and related notes for the year ended December 31, 2016 included in Item 8 of this Report. Readers also should carefully review “Special Cautionary Notice Regarding Forward-looking Statements” and Item 1A, Risk Factors, for a description of the forward-looking statements in this Report and a discussion of the factors that might cause the Bank's actual results to differ, perhaps materially, from these forward-looking statements.

Executive Summary

Financial Condition
As of December 31, 2016, total assets were $138.7 billion, a decrease of $3.6 billion, or 2.51 percent, from December 31, 2015. This decrease was primarily due to a $5.1 billion, or 4.89 percent, decrease in advances, partially offset by a $1.3 billion, or 3.80 percent, increase in total investments.
As of December 31, 2016, total liabilities were $131.7 billion, a decrease of $3.5 billion, or 2.60 percent, from December 31, 2015. This decrease was primarily due to a $3.4 billion, or 2.59 percent, decrease in consolidated obligations as a result of the decrease in funding needs during the year.
As of December 31, 2016 and 2015, total capital was $7.0 billion.

Results of Operations
The Bank recorded net income of $278 million for 2016, a decrease of $23 million, or 7.52 percent, from net income of $301 million for 2015.
During 2016, net interest income was $334 million, an increase of $91 million, from net interest income of $243 million in 2015. This increase is partially due to prepayments of previously restructured and redesignated advances during 2016 and 2015. During 2016 and 2015, these prepayments resulted in $16 million and $181 million of accelerated amortization, respectively, which reduced net interest income for the respective periods. These decreases were offset by corresponding increases in net gains on derivatives and hedging activities, reflected in noninterest income. Additionally, during 2016, net interest income was adversely affected by an increase in short-term rates, which impacted consolidated obligation interest expense more than the offsetting increase in advance interest income.
One way in which the Bank analyzes its performance is by comparing its annualized return on equity (ROE) to three-month average LIBOR. The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 4.08 percent for 2016, compared to 4.63 percent for 2015. This decrease in ROE was primarily due to a decrease in net income during the year, as well as an increase in average capital. ROE spread to average three-month LIBOR decreased to 334 basis points for 2016, compared to 431 basis points for 2015. This decrease in the ROE spread to LIBOR was primarily due to the decrease in ROE.
The Bank’s interest rate spread was 21 basis points and 17 basis points for 2016 and 2015, respectively. The increase in the Bank's interest rate spread for 2016, compared to 2015, was primarily due to a decrease in prepayments on previously restructured and redesignated advances during 2016.

Business Outlook
During 2016, the Bank continued to maintain its focus on an advances-driven and conservative-risk business model, which enabled the Bank to report net income, pay dividends, and repurchase excess stock consistently throughout the year. As part of the Bank's cooperative model, the Bank has chosen to operate with narrow margins, which cause the Bank's profitability to be sensitive to changes in market conditions.
The state of the economy is a significant component in determining the Bank's overall business outlook as it impacts advance demand, asset and collateral values, member financial stability, funding costs, and many other facets of the Bank's portfolio. While the U.S. economy has generally continued to improve in recent years, factors such as interest rates, liquidity levels at member institutions, fiscal and monetary policies or performance of global economies, and regulatory changes could have a significant effect - either positive or negative - on the Bank's economic performance.
The prolonged low interest rate environment has resulted in borrowers strongly favoring short-term advances. Although the Federal Reserve raised interest rates in December 2016, and indicated its intention to raise rates further in 2017, the Bank expects this short-term advance preference to continue during 2017. This higher proportion of short-term advances will continue to subject the Bank to advance rollover risk. In addition, members continue to experience high levels of liquidity and low-to-modest loan demand, which may continue to reduce overall member demand for advances. Although a higher interest rate environment is more favorable for the Bank's total profitability, it may have a negative impact on ROE spread to LIBOR.
From a regulatory perspective, changes in money market fund investment regulations during 2016 have caused the Bank to experience increased demand from the mutual fund industry for short-term GSE debt, which the Bank expects to continue in 2017. There is uncertainty, in light of recent changes in the U.S. government administration and recent executive actions, about regulatory changes that could occur in the financial services industry, and what impact those changes could have on the Bank and/or its members.

Financial Condition
The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of December 31,
	2016		2015		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$99,077	71.45	$104,168	73.23	$(5,091)	(4.89)
Investment securities	26,248	18.93	26,166	18.40	82	0.32
Other investments	10,262	7.40	9,009	6.33	1,253	13.91
Mortgage loans, net	523	0.38	584	0.41	(61)	(10.43)
Other assets	2,561	1.84	2,319	1.63	242	10.35
Total assets	$138,671	100.00	$142,246	100.00	$(3,575)	(2.51)
Consolidated obligations, net:
Discount notes	$41,292	31.35	$69,434	51.35	$(28,142)	(40.53)
Bonds	88,647	67.30	63,953	47.29	24,694	38.61
Deposits	1,118	0.85	1,084	0.80	34	3.09
Other liabilities	663	0.50	759	0.56	(96)	(12.62)
Total liabilities	$131,720	100.00	$135,230	100.00	$(3,510)	(2.60)
Capital stock	$4,955	71.28	$5,101	72.71	$(146)	(2.88)
Retained earnings	1,892	27.22	1,840	26.22	52	2.86
Accumulated other comprehensive income	104	1.50	75	1.07	29	39.03
Total capital	$6,951	100.00	$7,016	100.00	$(65)	(0.93)

Advances

The following table presents the Bank's advances outstanding by year of maturity and the related weighted-average interest rate (dollars in millions):

	As of December 31,
	2016		2015
	Amount	Weighted-average Interest Rate (%)	Amount	Weighted-average Interest Rate (%)
Overdrawn demand deposit accounts	$—	5.80	$16	5.49
Due in one year or less	47,325	0.86	46,673	0.58
Due after one year through two years	8,244	2.11	12,747	1.47
Due after two years through three years	5,904	1.53	6,360	2.59
Due after three years through four years	5,859	1.33	2,994	1.99
Due after four years through five years	11,846	1.68	4,616	1.43
Due after five years	19,110	1.78	29,458	1.52
Total par value	98,288	1.31	102,864	1.17
Discount on AHP advances	(5)		(6)
Discount on EDGE (1) advances	(4)		(4)
Hedging adjustments	798		1,315
Deferred commitment fees	—		(1)
Total	$99,077		$104,168
____________
(1) Economic Development and Growth Enhancement Program

Advances outstanding as of December 31, 2016 decreased by 4.89 percent, compared to December 31, 2015. As a result of shareholder demand, the majority of new advances in 2016 were short-term advances. As of December 31, 2016 and 2015, 64.2 percent and 57.4 percent, respectively, of the Bank's advances were fixed-rate. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of December 31, 2016 and 2015, 44.6 percent and 48.1 percent, respectively, of the Bank's fixed-rate advances were swapped, and 0.68 percent and 0.91 percent, respectively, of the Bank's variable-rate advances were swapped. The Bank also offers variable-rate advances that may be tied to indices such as the federal funds rate, prime rate, or constant maturity swap rates.

The Bank's 10 largest borrowing member institutions had 68.7 percent of the Bank's total advances outstanding as of December 31, 2016. Further information regarding the Bank's 10 largest borrowing member institutions and breakdown of their individual advance balances as of December 31, 2016 is contained in Item 1, Business—Credit Products—Advances. Management believes that the Bank holds sufficient collateral, on a member-specific basis, to secure the advances to all borrowers, including these 10 institutions, and the Bank does not expect to incur any credit losses on these advances.

Supplementary financial data on the Bank's advances is set forth under Item 8, Financial Statements and Supplementary Information (Unaudited).

Investments
The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

	As of December 31,		Increase (Decrease)
	2016	2015	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$77	$77	$—	(0.17)
Government-sponsored enterprises debt obligations	6,302	6,957	(655)	(9.40)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	209	279	(70)	(25.23)
Government-sponsored enterprises residential	10,752	11,958	(1,206)	(10.09)
Government-sponsored enterprises commercial	6,773	4,140	2,633	63.61
Private-label residential	2,135	2,755	(620)	(22.51)
Total mortgage-backed securities	19,869	19,132	737	3.85
Total investment securities	26,248	26,166	82	0.32
Other investments:
Interest-bearing deposits (1)	1,106	1,088	18	1.67
Securities purchased under agreements to resell	1,386	2,500	(1,114)	(44.57)
Federal funds sold	7,770	5,421	2,349	43.33
Total other investments	10,262	9,009	1,253	13.91
Total investments	$36,510	$35,175	$1,335	3.80
____________

(1)	Interest-bearing deposits include a $1.1 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of December 31, 2016 and 2015.

The increase in total investments was primarily due to an increase in total other investments from December 31, 2015 to December 31, 2016. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties. The Bank ceased purchasing private-label MBS on January 31, 2008.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of December 31, 2016 and 2015, as these investments amounted to 288 percent and 274 percent of regulatory capital, respectively.
Refer to Note 6—Available-for-sale Securities and Note 7—Held-to-maturity Securities to the Bank’s 2016 audited financial statements for information on securities with unrealized losses as of December 31, 2016 and 2015.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis, as described in Note 8—Other-than-temporary Impairment to the Bank’s 2016 audited financial statements.

Mortgage Loans Held for Portfolio
The Bank had previously ceased purchasing new mortgage loans in 2008. However, during 2016, the Bank and FHLBank Indianapolis began participating in the funding of a master commitment with a member of FHLBank Indianapolis. The decrease in mortgage loans held for portfolio from December 31, 2015 to December 31, 2016 was primarily due to the maturity and prepayments of these assets during the year, partially offset by new mortgage loans acquired through the participation in the master commitment with the FHLBank Indianapolis.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore the Bank's conventional mortgage loan portfolio is concentrated in that region as of December 31, 2016 and 2015. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of December 31,
	2016	2015
	Percent of Total	Percent of Total
Florida	24.44	28.08
South Carolina	22.00	25.27
Georgia	11.18	13.59
Virginia	9.82	7.90
North Carolina	9.08	10.39
All other	23.48	14.77
Total	100.00	100.00

Supplementary financial data on the Bank's mortgage loans is set forth under Item 8, Financial Statements and Supplementary Data—Supplementary Financial Information (Unaudited).

Consolidated Obligations
The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2015 to December 31, 2016 was a result of a decrease in advances outstanding during the year. Consolidated obligation issuances financed 93.7 percent of the $138.7 billion in total assets as of December 31, 2016, remaining relatively stable compared to the financing ratio of 93.8 percent as of December 31, 2015.
Consolidated obligations outstanding were primarily variable rate as of December 31, 2016, and fixed rate as of December 31, 2015. The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of December 31, 2016 and 2015, 78.1 percent and 82.8 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. None of the Bank's variable-rate consolidated obligation bonds were swapped as of December 31, 2016 and 2015. As of December 31, 2016, and 2015, 38.9 percent and 22.2 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.
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

Capital
The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank must maintain (1) total regulatory capital in an amount equal to at least four percent of its total assets; (2) leverage capital in an amount equal to at least five percent of its total assets; and (3) permanent capital in an amount equal to at least its regulatory risk-based capital requirement. Permanent capital is defined by the FHLBank Act and applicable regulations as the sum of paid-in capital for Class B stock and retained earnings. Mandatorily redeemable capital stock is considered capital for regulatory purposes. These regulatory capital requirements, and the Bank's compliance with these requirements, are presented in detail in Note 15—Capital and Mandatorily Redeemable Capital Stock to the Bank's 2016 audited financial statements.
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
Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On December 14, 2016, the Bank received notification from the Director that, based on September 30, 2016 data, the Bank meets the definition of “adequately capitalized.”

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

Finance Agency regulations require the Bank to perform annual stress tests under various scenarios and publicly disclose a summary of the stress test results for the severely adverse scenario. The Bank filed the results of its stress test with the Finance Agency on August 31, 2016, and publicly disclosed a summary of the adverse scenario results on November 17, 2016.

Under the Bank's financial management policy, the Bank targets to maintain (1) a capital-to-assets ratio of 4.50 percent to 5.00 percent; (2) a retained earnings account balance equal to the restricted retained earnings account balance, plus extremely stressed scenario losses; and (3) additional retained earnings equal to two quarters of dividends, based on the current dividend rate and current stock balance. The Bank believes that daily excess stock repurchases and consistent dividends give members greater certainty of a return of their principal or the receipt of a dividend, which in turn may have a positive impact on members' appetite for advances. The Bank seeks to pay an amount of dividends each quarter that are consistent with an attractive rate of return on capital to its member shareholders relative to an established benchmark, LIBOR, after providing for retained earnings as discussed above. Historically, the Bank's dividend rate has increased with increases in LIBOR, while the spread between the dividend rate and LIBOR may shrink. Conversely, the dividend rate may decrease during periods of lower LIBOR, while the spread may increase. The Bank's ability to maintain dividends consistent with its recent trend depends on LIBOR remaining relatively stable, the Bank's actual financial performance, its ability to maintain adequate retained earnings, other factors described in Item 1A, Risk Factors, and the discretion of the Bank's board of directors. Information about the Bank's dividends declared during 2016 and 2015 is contained in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the years ended December 31, 2016, 2015, and 2014.

Net Income
The following table presents the Bank’s significant income items for the years ended December 31, 2016, 2015, and 2014, and provides information regarding the changes during those years (dollars in millions). These items are discussed in more detail below.

				Increase (Decrease)
	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	Percent	Amount	Percent
Net interest income	$334	$243	$323	$91	37.87	$(80)	(24.90)
Reversal of provision for credit losses	(1)	(1)	(5)	—	11.16	4	82.17
Noninterest income	111	225	105	(114)	(50.54)	120	114.83
Noninterest expense	137	135	132	2	2.22	3	2.02
Total assessments	31	33	30	(2)	(7.60)	3	11.11
Net income	$278	$301	$271	$(23)	(7.52)	$30	11.21

Net Interest Income

The primary source of the Bank’s earnings is net interest income. Net interest income equals interest earned on assets (including member advances, mortgage loans, MBS held in portfolio, and other investments), less the interest expense incurred on liabilities (including consolidated obligations, deposits, and other borrowings). Also included in net interest income are miscellaneous related items such as prepayment fees, the amortization of debt issuance discounts, and certain derivative instruments and hedging activities related adjustments. The Bank also recognizes significant improvements in expected cash flows related to other-than-temporary impairment securities through net interest income as an adjustment to the yield on the investment securities.

Net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $442 million, $616 million, and $608 million during the years ended December 31, 2016, 2015 and 2014, respectively.

The increase in net interest income during 2016, compared to 2015, was primarily due to decreased prepayments of previously restructured advances during 2016, compared to 2015. These prepayments resulted in $16 million and $181 million of accelerated amortization during 2016 and 2015, respectively, which reduced net interest income for those years. This accelerated amortization was offset by corresponding increases in net gains on derivatives and hedging activities, reflected in noninterest income. The remaining change in net interest income was due to an increase in short-term rates, which impacted consolidated obligation interest expense more than the offsetting increase in advance interest income. This was the result of the Federal Reserve raising interest rates in December 2015.

The decrease in net interest income during 2015, compared to 2014, was primarily due to increased prepayments of previously restructured advances during 2015, compared to 2014. These prepayments resulted in $181 million and $62 million of accelerated amortization during 2015 and 2014, respectively, which reduced net interest income for those years. The remaining change in net interest income was primarily related to increased advance rates, partially offset by increased interest expense and decreased investment securities earnings.

The following table presents key components of net interest income for the years presented (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Interest income:
Advances	$586	$141	$180
Investments	489	427	448
Mortgage loans	31	40	50
Total interest income	1,106	608	678

Interest expense:
Consolidated obligations	768	364	354
Interest-bearing deposits	4	—	—
Mandatorily redeemable capital stock	—	1	1
Total interest expense	772	365	355
Net interest income	$334	$243	$323

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the years ended December 31, 2016, 2015, and 2014 (dollars in millions). The interest-rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest-rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest-rate spread and is recorded in noninterest income (loss) as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest-rate spread. The Bank's interest-rate spread was 21 basis points, 17 basis points, and 24 basis points for 2016, 2015, and 2014, respectively. The increase in interest-rate spread from 2015 to 2016, and the decrease in interest-rate spread from 2014 to 2015, is primarily due to the larger accelerated amortization related to prepayments of previously restructured and redesignated advances during 2015, compared to the accelerated amortization in 2016 and 2014.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$2,718	$17	0.64	$2,437	$5	0.20	$2,685	$4	0.15
Securities purchased under agreements to resell	992	4	0.38	2,522	3	0.13	1,715	1	0.08
Federal funds sold	8,501	36	0.42	7,990	11	0.14	8,213	8	0.10
Investment securities (2)	26,696	432	1.62	25,982	408	1.57	24,220	435	1.80
Advances	98,396	586	0.60	91,405	141	0.15	90,290	180	0.20
Mortgage loans (3)	520	31	5.96	664	40	5.95	836	50	5.92
Loans to other FHLBanks	4	—	0.40	7	—	0.14	3	—	0.07
Total interest-earning assets	137,827	1,106	0.80	131,007	608	0.46	127,962	678	0.53
Allowance for credit losses on mortgage loans	(2)			(2)			(5)
Other assets	1,881			1,435			1,409
Total assets	$139,706			$132,440			$129,366
Liabilities and Capital
Interest-bearing deposits (4)	$1,190	4	0.31	$1,253	—	0.03	$1,435	—	0.01
Consolidated obligations, net:
Discount notes	58,744	249	0.42	42,328	59	0.14	29,900	29	0.10
Bonds	70,877	519	0.73	80,267	305	0.38	89,014	325	0.37
Other borrowings	9	—	4.80	19	1	4.01	25	1	3.69
Total interest-bearing liabilities	130,820	772	0.59	123,867	365	0.29	120,374	355	0.29
Other liabilities	2,067			2,076			2,412
Total capital	6,819			6,497			6,580
Total liabilities and capital	$139,706			$132,440			$129,366
Net interest income and net yield on interest-earning assets		$334	0.24		$243	0.19		$323	0.25
Interest rate spread			0.21			0.17			0.24
Average interest-earning assets to interest-bearing liabilities			105.36			105.77			106.30
___________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the years presented was affected by changes in average balances (volume change) and changes in average rates (rate change) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income between 2016 and 2015 and between 2015 and 2014, were primarily rate related.

	2016 vs. 2015			2015 vs. 2014
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$1	$11	$12	$—	$1	$1
Securities purchased under agreements to resell	(3)	4	1	1	1	2
Federal funds sold	1	24	25	—	3	3
Investment securities	11	13	24	30	(57)	(27)
Advances	11	434	445	2	(41)	(39)
Mortgage loans	(9)	—	(9)	(10)	—	(10)
Total	12	486	498	23	(93)	(70)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	4	4	—	—	—
Consolidated obligations, net:
Discount notes	31	159	190	14	16	30
Bonds	(40)	254	214	(32)	12	(20)
Other borrowings	(1)	—	(1)	—	—	—
Total	(10)	417	407	(18)	28	10
Increase (decrease) in net interest income	$22	$69	$91	$41	$(121)	$(80)
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

Noninterest Income (Loss)
The following table presents the components of noninterest income (loss) (dollars in millions):

				Increase (Decrease)
	For the Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	Amount	Percent	Amount	Percent
Net impairment losses recognized in earnings	$(3)	$(5)	$(3)	$2	53.90	$(2)	(56.62)
Net losses on trading securities	(30)	(61)	(60)	31	50.87	(1)	(0.43)
Net gains on derivatives and hedging activities	119	261	120	(142)	(54.40)	141	117.87
Gain on extinguishment of debt	—	—	15	—	—	(15)	(100.00)
Standby letters of credit fees	28	28	26	—	(3.15)	2	5.91
(Loss) gain on litigation settlements, net	(6)	—	4	(6)	(100.00)	(4)	(100.00)
Other	3	2	3	1	89.90	(1)	(39.83)
Total noninterest income	$111	$225	$105	$(114)	(50.54)	$120	114.83

The decrease in total noninterest income during 2016, compared to 2015, was primarily due to a $142 million decrease in net gains on derivatives and hedging activities, partially offset by a $31 million decrease in net losses on trading securities.

The increase in total noninterest income during 2015, compared to 2014, was primarily due to a $141 million increase in net gains on derivatives and hedging activities, partially offset by a $15 million decrease in gain on extinguishment of debt.

The decrease in net gains on derivatives and hedging activities in 2016, compared to 2015, and the increase in derivatives and hedging activities during 2015, compared to 2014, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during 2016, 2015, and 2014, which resulted in $16 million, $181 million, and $62 million of accelerated amortization, respectively. This accelerated amortization, previously discussed, reduced net interest income for the respective years and was offset by corresponding increases in gains on derivatives and hedging activities. The remaining changes in derivatives and hedging activities and trading securities were primarily related to changes in interest rates.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions):

	For the Year Ended December 31, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(140)	$—	$—	$—	$—	$(140)
Net interest settlements included in net interest income (2)	(529)	—	230	(3)	—	(302)
Total effect on net interest (expense) income	$(669)	$—	$230	$(3)	$—	$(442)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$131	$—	$(8)	$(3)	$—	$120
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(2)	2	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	131	(2)	(6)	(3)	(1)	119
Net losses on trading securities (3)	—	(30)	—	—	—	(30)
Total effect on noninterest income (loss)	$131	$(32)	$(6)	$(3)	$(1)	$89
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

	For the Year Ended December 31, 2015
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(385)	$—	$4	$—	$—	$(381)
Net interest settlements included in net interest income (2)	(713)	—	469	9	—	(235)
Total effect on net interest (expense) income	$(1,098)	$—	$473	$9	$—	$(616)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$279	$—	$(12)	$2	$—	$269
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	2	—	(4)	(8)
Total net gains (losses) on derivatives and hedging activities	279	(6)	(10)	2	(4)	261
Net losses on trading securities (3)	—	(61)	—	—	—	(61)
Total effect on noninterest income (loss)	$279	$(67)	$(10)	$2	$(4)	$200
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

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

Noninterest Expense and Assessments

	For the Years Ended December 31,			Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Noninterest expense:
Compensation and benefits	$79	$76	$73	$3	$3
Cost of quarters	5	5	5	—	—
Other operating expenses	32	34	36	(2)	(2)
Total operating expenses	116	115	114	1	1
Finance Agency and Office of Finance	15	15	14	—	1
Other	6	5	4	1	1
Total noninterest expense	137	135	132	2	3
Affordable Housing Program assessments	31	33	30	(2)	3
Total noninterest expense and assessments	$168	$168	$162	$—	$6

Total noninterest expense remained relatively stable during 2016, 2015, and 2014.

"Other" includes $2 million of voluntary contributions to AHP in excess of regulatory requirements during 2016.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout 2016. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.

The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout 2016.
The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide additional liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. The Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period. Historically, the FHLBanks have had excellent capital market access although pricing and investor appetite tend to favor short-term discount notes during times of market volatility.

The Bank is focused on maintaining a liquidity and funding balance between its financial assets and financial liabilities. The
FHLBanks work collectively to manage the system-wide liquidity and funding management and the FHLBanks jointly monitor the combined refinancing risk. In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). See the notes to the Bank’s 2016 audited financial statements for more information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of December 31, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of December 31, 2016 and 2015. The FHLBanks had $989.3 billion in aggregate par value of consolidated obligations issued and outstanding, $130.0 billion of which was attributable to the Bank as of December 31, 2016. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of December 31, 2016. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit.
Refer to Note 20—Commitments and Contingencies to the Bank's 2016 audited financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

The following table presents the payment due dates or expiration terms of the Bank's long-term contractual obligations and commitments as of December 31, 2016 (in millions).

	One year or less	After one year through three years	After three years through five years	After five years	Total
Consolidated obligations bonds	$65,378	$18,914	$2,599	$1,725	$88,616
Commitments to fund additional advances	100	200	—	—	300
Pension and post-retirement contributions	13	9	11	25	58
Commitments to purchase mortgage loans	12	—	—	—	12
Operating leases	1	1	—	1	3
Mandatorily redeemable capital stock	—	—	1	—	1
Total	$65,504	$19,124	$2,611	$1,751	$88,990

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

Valuation models and their underlying assumptions are based on the best estimates of the Bank's management with respect to:

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

Refer to Note 19—Estimated Fair Values to the Bank's 2016 audited financial statements for further discussion regarding how the Bank measures financial assets and financial liabilities at fair value.

Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities that are in unrealized loss positions for other-than-temporary impairment on a quarterly basis. The Bank recognizes an other-than-temporary impairment loss when the Bank determines that it will not recover the entire amortized cost basis of a security. Securities in the Bank's private-label MBS portfolio that are in an unrealized loss position are evaluated by estimating the projected cash flows using a model that incorporates projections and assumptions based on the structure of the security and certain economic environment assumptions, such as delinquency and default rates, loss severity, home price appreciation, interest rates, and securities prepayment speeds, while factoring in the underlying collateral and credit enhancement.

If the present value of the expected cash flows of a particular security is less than the security's amortized cost basis, the security is considered to be other-than-temporarily impaired. The amount of the other-than-temporary impairment is separated into the following two components: (1) the amount of the total impairment related to credit loss; and (2) the amount of the total impairment related to all other factors. The portion of the other-than-temporary impairment loss that is attributable to the credit loss (that is, the difference between the present value of the cash flows expected to be collected and the amortized cost basis) is recognized in "Noninterest income (loss)." The credit loss on a debt security is limited to the amount of that security's unrealized loss. If the Bank does not intend to sell the security, and it is not more likely than not that the Bank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, the portion of the impairment loss that is not attributable to the credit loss is recognized through other comprehensive income.

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

In periods subsequent to an other-than-temporary impairment, if the present value of cash flows expected to be collected is greater than the amortized cost by a significant amount, an adjustment is made to the security's yield on a prospective basis. Therefore, the Bank recognizes significant improvements in expected cash flows through interest income.

Allowance for Credit Losses

The Bank is required to assess potential credit losses and establish an allowance for credit losses, if required, for each identified portfolio segment of financing receivables. A portfolio segment is the level at which the Bank develops and documents a systematic method for determining its allowance for credit losses. The Bank has established a reserve methodology for each of the following portfolio segments of financing receivables: advances and standby letters of credit, conventional residential mortgage loans, government-guaranteed or -insured residential mortgage loans, term federal funds sold, and term securities purchased under agreements to resell.

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

Advances and Standby Letters of Credit

Finance Agency regulations require the Bank to obtain eligible collateral from borrowers to protect against potential credit losses. Eligible collateral is defined by statute and regulation. The Bank monitors the financial condition of borrowers and regularly verifies the existence and characteristics of a risk-based sample of mortgage collateral pledged to secure advances. Each borrower's collateral requirements and the scope and frequency of its collateral verification reviews are dependent upon certain risk factors. Since its establishment in 1932, the Bank has never experienced a credit loss on an advance or standby letter of credit. Based on the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2016 and 2015. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure. Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for further discussion regarding the Bank's credit risk policies and practice.

Conventional Residential Mortgage Loans

A modified loan that is considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. This credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date, as well as the economic loss attributable to delaying the original contractual principal and interest due dates.

All other conventional residential mortgage loans are evaluated collectively for impairment. The allowance for these loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups. For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics. For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.

Government-guaranteed or -Insured Residential Mortgage Loans

The Bank also invests in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the VA or the FHA. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, the Bank does not record an allowance for credit losses on government-guaranteed or -insured mortgage loans.

Term Federal Funds Sold
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. If the Bank's investment in federal funds sold is not paid when due, it is evaluated for purposes of an allowance for credit losses. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2016 and 2015. The Bank determined that no allowance for credit losses was needed for federal funds sold as of December 31, 2016 and 2015.

Term Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2016 and 2015.

See Note 2—Summary of Significant Accounting Policies—Allowance for Credit Losses to the Bank's 2016 audited financial statements and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management—Credit Risk for a further discussion of management's estimate of credit losses.

Derivatives and Hedging Activities

General

The Bank records all derivatives at fair value on the balance sheet with changes in fair value recognized in current-period earnings. The Bank designates derivatives as either fair-value hedging instruments or non-qualifying hedging instruments for which hedge accounting is not applied. The Bank has not entered into any cash-flow hedges as of December 31, 2016 and 2015. The Bank uses derivatives in its risk management program for the following purposes:

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

Assessment of Hedge Effectiveness

An assessment must be made to determine the effectiveness of qualifying hedging relationships. To make such an assessment, the Bank either uses (1) the short-cut method; or (2) the long-haul method.

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

Accounting for Ineffectiveness and Hedge De-designation

The Bank accounts for any ineffectiveness for all long-haul fair-value hedges using the dollar offset method. In the case of non-qualifying hedges that do not qualify for hedge accounting, the Bank reports only the change in the fair value of the derivative.

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

Recently Issued and Adopted Accounting Guidance
See Note 3—Recently Issued and Adopted Accounting Guidance to the Bank's 2016 audited financial statements for a discussion of recently issued and adopted accounting guidance.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank and its members operate continues to evolve as a result of regulations enacted pursuant to the Housing Act and the Dodd-Frank Act, and recent changes in the U.S. government administration. The Bank’s business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance and community lending mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

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

The Bank submitted a joint comment letter with the other FHLBanks and the Office of Finance on the proposed amendments on December 27, 2016, which primarily related to the proposed amendment’s enhanced reporting and contract requirements. The proposed amendments, if adopted, may substantially increase the amount of tracking, monitoring, and reporting that would be required of each FHLBank.
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
The Bank’s board of directors and management recognize that risks are inherent to the Bank’s business model and that the process of establishing a risk appetite does not imply that the Bank seeks to mitigate or eliminate all risk. By defining and managing to a specific risk appetite, the board of directors and management ensure that there is a common understanding of the Bank’s desired risk profile, which enhances strategic and tactical decisions. Additionally, the Bank aspires to (1) achieve and exceed best practices in governance, ethics, and compliance; and (2) sustain a corporate culture of transparency, integrity, and adherence to legal and ethical obligations.
The Bank's board of directors and management have established a risk appetite statement and risk metrics for controlling and escalating actions based on the following eight continuing objectives that represent the foundation of the Bank's strategic and tactical planning:

•
Capital Adequacy - maintain adequate levels of capital components (retained earnings and capital stock) that protect against the risks inherent on the Bank's balance sheet and provide sufficient resiliency to withstand potential stressed losses.

•
Market Risk/Earnings - maintain an adequate ROE spread to average three-month LIBOR, while providing attractive funding for advance products, consistent payment of dividends, reliable access to funding, and maintenance of retained earnings in excess of stressed retained earnings targets within a conservative risk management framework.

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

•	Governance/Compliance/Legal - compliance with all applicable laws and regulations and manage other legal exposures.

•
Mission/Business Model - (1) deliver financial services and consistent access to affordable funds that are the size and structure shareholders desire, helping them to manage risk and extend credit in their communities, while achieving the Bank's affordable housing mission goals; and (2) provide value through the consistent payment of dividends and the repurchasing of excess stock.

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

•	Reputation - recognize the importance of and promote positive awareness and perception of the Bank and its mission among key external stakeholders impacting the Bank's ability to achieve its mission.

The board and management recognize that risk and risk producing events are dynamic and constantly being presented. Accordingly, the Bank believes that reporting, analyzing, and mitigating risks are paramount to successful corporate governance.

The RMP also governs the Bank's approach to managing the above risks. The Bank's board of directors reviews the RMP annually and approves amendments to the RMP from time to time as necessary. To promote compliance with the RMP, the Bank has established internal management committees to provide oversight of these risks. The Bank produces a comprehensive risk assessment report on an annual basis that is reviewed by the board of directors. In addition to the established risk appetite and the RMP, the Bank is also subject to Finance Agency regulations and policies regarding risk management.

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

The primary goal of the Bank's interest-rate risk measurement and management efforts is to control the above risks through prudent asset-liability management strategies so that the Bank may provide members with dividends that are consistently competitive with existing market interest rates on alternative short-term and variable-rate investments. The Bank attempts to manage interest-rate risk exposure by using appropriate funding instruments and hedging strategies. Hedging may occur at the micro level, for one or more specifically identified transactions, or at the macro level. Management evaluates the Bank's macro hedge position and funding strategies on a daily basis and makes adjustments as necessary.

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

			As of December 31,
			2016	2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$4,761	$5,928
		Non-qualifying hedges	—	1
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	23,654	22,733
		Non-qualifying hedges	40	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	227	378
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	10	20
		Total	28,692	29,100
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	256	1,179
Pay variable, receive variable interest rate swap	Converts the investment’s variable rate to a different variable rate index.	Non-qualifying hedges	—	50
		Total	256	1,229
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	15,201	25,469
		Non-qualifying hedges	150	1,242
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	5,144	10,366
		Total	20,495	37,077

			As of December 31,
			2016	2015
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	16,040	15,416
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	15,000	16,500
		Total	15,105	16,605
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	597	371
Stand-alone derivatives
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments	N/A	12	—
Total Notional Amount			$81,197	$99,798

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods. The primary methods used are (1) calculating the effective duration and convexity of assets, liabilities, and equity under various scenarios; and (2) calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank's interest-bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of December 31,
	2016			2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.36	0.25	0.19	0.42	0.30	0.23
Liabilities	0.20	0.22	0.22	0.24	0.31	0.26
Equity	3.55	0.82	(0.32)	3.94	0.19	(0.25)
Effective duration gap	0.16	0.03	(0.03)	0.18	(0.01)	(0.03)
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

The prepayment risk in both advances and investment assets can significantly affect the Bank's effective duration of equity and effective duration gap. Current regulations require the Bank to mitigate advance prepayment risk by establishing prepayment fees that make the Bank financially indifferent to a borrower's decision to prepay an advance that carries a rate above current market rates unless the advance contains explicit par value prepayment options. The Bank's prepayment fees for advances without embedded options are generally based on the present value of the difference between the rate on the prepaid advance and the current rate on an advance with an identical maturity date. Prepayment fees for advances that contain embedded options are generally based on the inverse of the market value of the derivative instrument that the Bank used to hedge the advance.
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

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 19—Estimated Fair Values to the Bank's 2016 audited financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of December 31,
	2016			2015
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$136,659	$137,500	$138,439	$139,647	$140,659	$141,254
Liabilities	130,111	130,660	130,985	132,943	133,655	134,061
Equity	6,548	6,840	7,454	6,704	7,004	7,193
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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of the borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, CDFIs, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $755 million as of December 31, 2016.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of December 31,
	2016		2015
Rating	Number of Borrowers	Outstanding Advances	Number of Borrowers	Outstanding Advances
1	24	$3,424	39	$3,757
2	42	17,447	22	17,643
3	75	18,012	77	19,943
4	95	17,605	95	28,779
5	103	17,613	121	26,125
6	80	21,466	93	3,681
7	31	1,349	38	1,477
8	8	139	9	170
9	9	98	13	243
10	23	380	28	364

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral reporting and maintenance requirements. Six borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $23.9 billion as of December 31, 2016.

The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower's outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. For more information about the types of collateral held for the Bank’s advances refer to Note 9—Advances to the Bank’s 2016 audited financial statements. The following table presents information about the types of collateral held for the Bank's advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of December 31, 2016	$98,288	$305,884	68.29	3.77	27.94
As of December 31, 2015	102,864	285,796	71.84	3.14	25.02
For purposes of determining each member's LCV, the Bank estimates the current market value of all residential first mortgage loans, commercial real estate loans, home equity loans, and lines of credit pledged as collateral based on information provided by the member on its loan portfolio or on individual loans through the regular collateral reporting process. The estimated market value is discounted to account for the (1) price volatility of loans, (2) model data uncertainty, and (3) estimated liquidation and servicing costs in the event of the member's default. Market values, and thus LCVs, change monthly. The use of this market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.

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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of December 31, 2016 and 2015.

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
Finance Agency regulations prohibit the Bank from investing in any of the following securities:

•
instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies, or certain investments targeted to low-income people or communities;

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

	As of December 31, 2016
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,855	$—	$—	$1,855
Canada	350	—	—	350
France	1,250	—	—	1,250
Germany	1,185	—	—	1,185
Netherlands	1,165	—	—	1,165
Norway	1,125	—	—	1,125
Switzerland	—	—	22	22
United States of America	840	1,106	—	1,946
Total	$7,770	$1,106	$22	$8,898
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $6.5 billion as of December 31, 2015 to $8.9 billion as of December 31, 2016. The following five counterparties each represented greater than 10 percent and collectively represented 65.4 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties: Australia & New Zealand Banking Group, Branch Banking and Trust Company, Cooperatieve Rabobank UA, DnB Bank ASA, and Societe Generale. Branch Banking and Trust was one of the Bank's top 10 advances borrowers as of December 31, 2016 and 2015. As of December 31, 2016, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.
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

The following tables present information on the credit ratings of the Bank’s investments held as of December 31, 2016 and 2015 (in millions), based on their credit rating as of December 31, 2016 and 2015, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

	As of December 31, 2016
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,302	—	—	—	—	—	—	—	—	—	6,302
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	209	—	—	—	—	—	—	—	—	—	209
Government-sponsored enterprises residential	—	10,752	—		—	—	—	—	—	—	—	10,752
Government-sponsored enterprises commercial	463	6,310	—	—	—	—	—	—	—	—	—	6,773
Private-label	—	3	20	255	398	172	621	8	91	556	11	2,135
Total mortgage-backed securities	463	17,274	20	255	398	172	621	8	91	556	11	19,869
Total investment securities	463	23,653	20	255	398	172	621	8	91	556	11	26,248
Other investments:
Interest-bearing deposits	—	5	1,056	45	—	—	—	—	—	—	—	1,106
Securities purchased under agreements to resell	—	886	500	—	—	—	—	—	—	—	—	1,386
Federal funds sold	—	1,855	5,165	750	—	—	—	—	—	—	—	7,770
Total other investments	—	2,746	6,721	795	—	—	—	—	—	—	—	10,262
Total investments	$463	$26,399	$6,741	$1,050	$398	$172	$621	$8	$91	$556	$11	$36,510
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $35 million as of December 31, 2016.

	As of December 31, 2015
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,957	—	—	—	—	—	—	—	—	—	6,957
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	279	—	—	—	—	—	—	—	—	—	279
Government-sponsored enterprises residential	—	11,958	—	—	—	—	—	—	—	—	—	11,958
Government-sponsored enterprises commercial	464	3,676	—	—	—	—	—	—	—	—	—	4,140
Private-label residential	—	7	25	325	421	368	616	151	101	729	12	2,755
Total mortgage-backed securities	464	15,920	25	325	421	368	616	151	101	729	12	19,132
Total investment securities	464	22,954	25	325	421	368	616	151	101	729	12	26,166
Other investments:
Interest-bearing deposits	—	3	1,050	35	—	—	—	—	—	—	—	1,088
Securities purchased under agreements to resell	—	2,500	—	—	—	—	—	—	—	—	—	2,500
Federal funds sold	—	1,401	3,200	820	—	—	—	—	—	—	—	5,421
Total other investments	—	3,904	4,250	855	—	—	—	—	—	—	—	9,009
Total investments	$464	$26,858	$4,275	$1,180	$421	$368	$616	$151	$101	$729	$12	$35,175
____________

(1)	Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $40 million as of December 31, 2015.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2016 and 2015.
Non-Private-label MBS
The unrealized losses related to U.S. agency and GSE MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or GSEs, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2016 because the decline in fair value is attributable to changes in interest rates and not credit quality, the Bank does not intend to sell the investments, and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of December 31, 2016 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$3	$—	$3
A	20	—	20
BBB	245	10	255
BB	382	17	399
B	127	46	173
CCC	622	104	726
CC	9	—	9
C	99	—	99
D	548	102	650
Unrated	11	—	11
Total unpaid principal balance	$2,066	$279	$2,345
Amortized cost	$1,784	$227	$2,011
Gross unrealized losses	$(6)	$(5)	$(11)
Fair value	$1,906	$229	$2,135
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$(2)	$—	$(2)
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	—	(1)
Net impairment losses recognized in earnings	$(3)	$—	$(3)

Weighted average percentage of fair value to unpaid principal balance	92.27%	82.10%	91.06%
Original weighted average credit support	9.10%	23.28%	10.79%
Weighted average credit support	5.36%	12.06%	6.15%
Weighted average collateral delinquency	10.89%	17.78%	11.71%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of December 31, 2016.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	13.80	5.65	24.86	7.91
Alt-A	11.75	18.85	35.23	4.10
Total	12.85	11.74	29.65	6.15
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

For those securities for which an other-than-temporary impairment was determined to have occurred during 2016, a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings is contained in Note 8—Other-than-temporary Impairment to the Bank’s 2016 audited financial statements.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario as described in Note 8—Other-than-temporary Impairment to the Bank’s 2016 audited financial statements, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a path with annual rates of housing price growth that were 33.0 percent lower than the base case. The base case and adverse case housing price scenarios for credit losses on all other-than temporary impaired private-label MBS were $1 million, respectively, for the three months ended December 31, 2016.

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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of December 31, 2016.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH.Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of December 31, 2016.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the Bank's maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is default, less the value of any related collateral, including initial and variation margin. In determining the maximum credit risk, the Bank considers accrued interest receivables and payables, as well as the netting requirements to net assets and liabilities.
The following tables present information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of December 31, 2016
	Notional Amount	Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$12	$—	$—	$—
Cleared derivatives	944	22	(13)	9
Liability positions with credit exposure:
Single-A	125	—	—	—
Cleared derivatives	49,771	(512)	858	346
Total derivative positions with non-member counterparties to which the Bank had credit exposure	50,852	(490)	845	355
Member institutions (1)	3	—	—	—
Total	$50,855	$(490)	$845	$355
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

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $71 million of collateral (at fair value) to its uncleared derivative counterparties as of December 31, 2016.
If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the MPP and the MPF Program by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the PFIs. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of December 31, 2016, seven of the Bank’s 10 mortgage insurance providers have been rated below "AA" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
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

Member Credit Enhancement. Fourth, for loans purchased under each master commitment, losses in excess of the FLA, up to an agreed-upon amount, called the credit enhancement or “CE Amount,” are incurred by the PFI. For MPF Plus, this CE amount includes supplemental mortgage insurance (SMI). The member's CE Amount is sized using the MPF Program methodology to limit the amount of the Bank's losses in excess of, or including, the FLA (depending on the MPF product) to those that would be expected to be experienced by an investor in an MBS that is rated AA under the S&P LEVELS ratings methodology (although the assets are not rated by S&P or any other agency). Pursuant to the Finance Agency's amended regulation on acquired member assets (AMA), effective January 18, 2017, the MPF Program methodology was adjusted to set the PFI’s CE Amount consistent with the Bank’s determination of AMA investment grade. The CE Amount is determined at inception of each loan pool master commitment and is reassessed and increased, if necessary, after the “fill up period” for each master commitment that has been completed, but it is not increased thereafter. In one MPF product, the PFI is required to obtain and pay for SMI, for which the Bank is the insured party. The Bank pays the PFI a monthly credit enhancement fee for managing credit risk on the MPF Program loans. In most cases, the credit enhancement fees are performance based, which further motivates the PFI to minimize loan losses on MPF Program loans.

MPF Bank. Fifth, the Bank absorbs any remaining unallocated losses.

The unpaid principal balance of MPF Program mortgage loans was $399 million and $516 million as of December 31, 2016 and 2015, respectively. The allowance for credit losses on MPF loans was $1 million and $2 million as of December 31, 2016 and 2015, respectively. The decrease in the allowance for credit losses was related to the improvement of the credit quality of the portfolio.

MPP

Mortgage loans purchased under the MPP must comply with the underwriting and eligibility standards set forth in applicable MPP guidelines. In some circumstances, the Bank may grant a PFI a waiver exempting it from complying with specified provisions of the MPP guidelines.

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

Supplemental Mortgage Insurance. Third, losses for each master commitment in excess of the LRA, up to a specified LTV ratio, are covered by SMI obtained by the PFI. In the MPP, SMI generally covers mortgages with an LTV ratio of 45 percent or greater. In addition, SMI policies for master commitments in excess of $35 million contain an aggregate loss limit whereby the total amount payable by the SMI insurer under the policy is less than the total unpaid principal balances of the insured loans. MPP master commitments entered into in 2016 do not have SMI policies.

The Bank has established formal policies and procedures to monitor its exposure to mortgage insurance companies, including a cap on the aggregate amount of permissible exposure to SMI at each provider.

The Bank. Fourth, the Bank absorbs any remaining unallocated losses.

Total credit enhancement is sized to provide the equivalent of at least a BBB rating under the S&P LEVELS rating methodology (although the assets are not rated by S&P or any other agency).

The unpaid principal balance of MPP mortgage loans was $126 million and $71 million as of December 31, 2016 and 2015, respectively. The allowance for credit losses on MPP loans was less than $1 million as of December 31, 2016 and 2015.

Operational Risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people or systems, or from external events. Operational risk for the Bank also includes reputation and legal risks associated with business practices or market conduct that the Bank may undertake. Operational risk inherently is greatest where transaction processes include numerous processing steps, require greater subjectivity, or are non-routine. The Bank operates in a complex business environment and is subject to numerous regulatory requirements.

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

The board of directors has an Enterprise Risk and Operations Committee to advise and assist the board with respect to enterprise risk management, operations, information technology, and other related matters. In addition, the Bank's internal Enterprise Risk Committee is responsible for the management and oversight of the Bank's risk management programs and practices. Additionally, the Bank's Internal Audit department, which reports directly to the Audit Committee of the Bank's board of directors, regularly tests compliance with the policies and procedures related to managing operational risks.

Business Risk

Business risk is the risk of an adverse effect on the Bank's profitability resulting from external factors that may occur in both the short- and the long-term. Business risk includes political, strategic, reputation, and regulatory events that are beyond the Bank's control. In particular, during 2016 and continuing into 2017, the Bank faces the following business risks:

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

Cyclicality and Seasonality

The Bank's business and the demand for advances from the Bank are generally not subject to the effects of cyclical or seasonal variations, although the Bank's advance demand may vary based upon fluctuations of its members' consumer credit liquidity needs.

Effects of Inflation

The majority of the Bank's assets and liabilities are, and will continue to be, monetary in nature. Although interest rates do not necessarily move in the same direction, or to the same extent, as the prices of goods and services, higher rates of inflation generally result in corresponding increases in interest rates. Inflation, coupled with increasing interest rates, generally has the following effects on the Bank:

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

Conversely, lower rates of inflation or deflation have the opposite effects of the above on the Bank and its holdings.

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Atlanta (the “Bank”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
March 9, 2017

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(In millions, except par value)

	As of December 31,
	2016	2015
Assets
Cash and due from banks	$1,815	$1,751
Interest-bearing deposits (including deposits with another FHLBank of $5 and $3 as of December 31, 2016 and 2015, respectively)	1,106	1,088
Securities purchased under agreements to resell	1,386	2,500
Federal funds sold	7,770	5,421
Investment securities:
Trading securities (includes another FHLBank’s bond of $0 and $52 as of December 31, 2016 and 2015, respectively)	262	1,265
Available-for-sale securities	1,345	1,662
Held-to-maturity securities (fair value of $24,633 and $23,263 as of December 31, 2016 and 2015, respectively)	24,641	23,239
Total investment securities	26,248	26,166
Advances	99,077	104,168
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	524	586
Allowance for credit losses on mortgage loans	(1)	(2)
Total mortgage loans held for portfolio, net	523	584
Accrued interest receivable	171	171
Derivative assets	355	176
Premises and equipment, net	24	25
Other assets	196	196
Total assets	$138,671	$142,246
Liabilities
Interest-bearing deposits	$1,118	$1,084
Consolidated obligations, net:
Discount notes	41,292	69,434
Bonds	88,647	63,953
Total consolidated obligations, net	129,939	133,387
Mandatorily redeemable capital stock	1	14
Accrued interest payable	128	127
Affordable Housing Program payable	69	63
Derivative liabilities	107	124
Other liabilities	358	431
Total liabilities	131,720	135,230
Commitments and contingencies (Note 20)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 and 7 as of December 31, 2016 and 2015, respectively	787	745
Subclass B2 issued and outstanding shares: 42 and 44 as of December 31, 2016 and 2015, respectively	4,168	4,356
Total capital stock Class B putable	4,955	5,101
Retained earnings:
Restricted	310	255
Unrestricted	1,582	1,585
Total retained earnings	1,892	1,840
Accumulated other comprehensive income	104	75
Total capital	6,951	7,016
Total liabilities and capital	$138,671	$142,246

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Interest income
Advances	$583	$137	$178
Prepayment fees, net	3	4	2
Interest-bearing deposits	17	5	4
Securities purchased under agreements to resell	4	3	1
Federal funds sold	36	11	8
Trading securities	38	68	75
Available-for-sale securities	105	109	122
Held-to-maturity securities	289	231	238
Mortgage loans	31	40	50
Total interest income	1,106	608	678
Interest expense
Consolidated obligations:
Discount notes	249	59	29
Bonds	519	305	325
Interest-bearing deposits	4	—	—
Mandatorily redeemable capital stock	—	1	1
Total interest expense	772	365	355
Net interest income	334	243	323
Reversal of provision for credit losses	(1)	(1)	(5)
Net interest income after reversal of provision for credit losses	335	244	328
Noninterest income (loss)
Total other-than-temporary impairment losses	(2)	—	—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(1)	(5)	(3)
Net impairment losses recognized in earnings	(3)	(5)	(3)
Net losses on trading securities	(30)	(61)	(60)
Net gains on derivatives and hedging activities	119	261	120
Gain on extinguishment of debt	—	—	15
Standby letters of credit fees	28	28	26
(Loss) gain on litigation settlements, net	(6)	—	4
Other	3	2	3
Total noninterest income	111	225	105
Noninterest expense
Compensation and benefits	79	76	73
Other operating expenses	37	39	41
Finance Agency	9	9	9
Office of Finance	6	6	5
Other	6	5	4
Total noninterest expense	137	135	132
Income before assessments	309	334	301
Affordable Housing Program assessments	31	33	30
Net income	$278	$301	$271

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$278	$301	$271
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	(1)	—	—
Net change in fair value on other-than-temporarily impaired available-for-sale securities	27	(28)	(10)
Reclassification of noncredit portion of impairment losses included in net income	3	5	3
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	29	(23)	(7)
Other comprehensive income (loss) related to pension and postretirement benefit plans	—	3	(10)
Total other comprehensive income (loss)	29	(20)	(17)
Total comprehensive income	$307	$281	$254

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2013	49	$4,883	$141	$1,516	$1,657	$112	$6,652
Issuance of capital stock	50	5,034	—	—	—	—	5,034
Repurchase/redemption of capital stock	(47)	(4,760)	—	—	—	—	(4,760)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income (loss)	—	—	54	217	271	(17)	254
Cash dividends on capital stock	—	—	—	(182)	(182)	—	(182)
Balance, December 31, 2014	52	5,150	195	1,551	1,746	95	6,991
Issuance of capital stock	56	5,606	—	—	—	—	5,606
Repurchase/redemption of capital stock	(57)	(5,634)	—	—	—	—	(5,634)
Net shares reclassified to mandatorily redeemable capital stock	—	(21)	—	—	—	—	(21)
Comprehensive income (loss)	—	—	60	241	301	(20)	281
Cash dividends on capital stock	—	—	—	(207)	(207)	—	(207)
Balance, December 31, 2015	51	5,101	255	1,585	1,840	75	7,016
Issuance of capital stock	54	5,405	—	—	—	—	5,405
Repurchase/redemption of capital stock	(55)	(5,544)	—	—	—	—	(5,544)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	55	223	278	29	307
Cash dividends on capital stock	—	—	—	(226)	(226)	—	(226)
Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(In millions)

	For the Years Ended December 31,
	2016	2015	2014
Operating activities
Net income	$278	$301	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(45)	(157)	(110)
Reversal of provision for credit losses	(1)	(1)	(5)
Loss due to change in net fair value adjustment on derivative and hedging activities	43	119	62
Net change in fair value adjustment on trading securities	30	61	61
Net impairment losses recognized in earnings	3	5	3
Gain on extinguishment of debt	—	—	(15)
Net change in:
Accrued interest receivable	(1)	8	20
Other assets	(6)	10	(17)
Affordable Housing Program payable	4	(4)	(12)
Accrued interest payable	1	(18)	(38)
Other liabilities	(76)	65	17
Total adjustments	(48)	88	(34)
Net cash provided by operating activities	230	389	237
Investing activities
Net change in:
Interest-bearing deposits	214	242	143
Securities purchased under agreements to resell	1,114	(540)	(1,960)
Federal funds sold	(2,349)	964	(4,590)
Trading securities:
Proceeds from principal collected	973	—	345
Purchases of long-term	—	(56)	—
Available-for-sale securities:
Proceeds from principal collected	396	333	342
Held-to-maturity securities:
Proceeds from principal collected	5,641	6,694	3,183
Purchases of long-term	(7,044)	(6,249)	(6,862)
Advances:
Proceeds from principal collected	265,686	234,088	176,124
Made	(261,105)	(239,051)	(186,125)
Mortgage loans:
Proceeds from principal collected	127	150	158
Purchases from another FHLBank	(72)	—	—
Proceeds from sale of foreclosed assets	13	15	24
Purchase of premise, equipment, and software	(4)	(5)	(5)
Net cash provided by (used in) investing activities	3,590	(3,415)	(19,223)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (In millions)
	For the Years Ended December 31,
	2016	2015	2014
Financing activities
Net change in interest-bearing deposits	29	(31)	(688)
Net payments on derivatives containing a financing element	(72)	(97)	(101)
Proceeds from issuance of consolidated obligations:
Discount notes	517,242	657,757	470,192
Bonds	75,617	61,513	84,624
Payments for debt issuance costs	(9)	(9)	(9)
Payments for maturing and retiring consolidated obligations:
Discount notes	(545,415)	(625,495)	(465,234)
Bonds	(50,763)	(89,515)	(73,337)
Proceeds from issuance of capital stock	5,405	5,606	5,034
Payments for repurchase/redemption of capital stock	(5,544)	(5,634)	(4,760)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(20)	(26)	(12)
Cash dividends paid	(226)	(207)	(182)
Net cash (used in) provided by financing activities	(3,756)	3,862	15,527
Net increase (decrease) in cash and due from banks	64	836	(3,459)
Cash and due from banks at beginning of the year	1,751	915	4,374
Cash and due from banks at end of the year	$1,815	$1,751	$915
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$536	$354	$402
Affordable Housing Program assessments, net	$25	$35	$39
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$7	$21	$7
Held-to-maturity securities acquired with accrued liabilities	$135	$133	$348
Transfers of mortgage loans to real estate owned	$5	$12	$18

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

Federally insured depository institutions, insurance companies, privately insured, state-chartered credit unions, and community development financial institutions that are located in the Bank's defined geographic district and engaged in residential housing finance are eligible to apply for membership. All members must purchase and hold capital stock of the Bank. A member's stock requirement is based on the amount of its total assets, as well as the amount of certain of its business activities with the Bank. State and local housing authorities that meet certain statutory criteria may also borrow from the Bank. While they are eligible to borrow, housing associates are not members of the Bank and are not allowed to hold capital stock.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Financial Instruments Meeting Netting Requirements. The Bank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to offset under master netting agreements or by operation of law. The Bank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The Bank does not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

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

Interest-bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The Bank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the fair value of the underlying securities decrease below the fair value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank, or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans transacted with counterparties that are considered by the Bank to be of investment quality. Interest on interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold is accrued as earned and recorded in interest income on the Statements of Income.

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

Investment securities that the Bank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

The Bank classifies certain securities that are not held-to-maturity or trading as available-for-sale and carries these securities at their estimated fair value. The Bank records changes in the fair value of these investments in other comprehensive income. The Bank intends to hold its available-for-sale securities for an indefinite period of time but may sell them prior to maturity in response to changes in interest rates, prepayment risk, or other factors.

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

For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional other-than-temporary impairment if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional other-than-temporary impairment (both credit and non-credit component, if any) is determined as the difference between the security's amortized cost, less the amount of other-than-temporary impairment recognized in other comprehensive income prior to the determination of this additional other-than-temporary impairment, and its fair value. Any additional credit loss is limited to that security's unrealized losses or the difference between the security's amortized cost and its fair value as of the Statements of Condition date. This additional credit loss, up to the amount in other comprehensive income related to the security, is reclassified out of other comprehensive income and recognized in earnings. Any credit loss in excess of the related other comprehensive income is recorded as additional total other-than-temporary impairment loss and recognized in earnings.

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

Advances. The Bank reports advances (secured loans to members, former members, or housing associates), net of discounts on advances related to the Affordable Housing Program (AHP) and the Economic Development and Growth Enhancement Program (EDGE), unearned commitment fees, and hedging basis adjustments. The Bank accretes the discounts on advances and amortizes the recognized unearned commitment fees and hedging adjustments to interest income using the contractual interest method. The Bank records interest on advances to interest income as earned.

Prepayment Fees. The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity date. The Bank records prepayment fees, net of basis adjustments related to hedging activities included in the carrying value of the advance as “Prepayment fees on advances, net” in the interest income section of the Statements of Income. In cases in which there is a prepayment of an existing advance and a contemporaneous funding of a new advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. If the new advance qualifies as a modification of the existing advance, the hedging basis adjustments and the net prepayment fee on the prepaid advance are recorded in the carrying value of the modified advance and amortized over the life of the modified advance using the contractual interest method. This amortization is recorded in advance interest income. If the Bank determines that the transaction does not qualify as a modification of an existing advance, it is

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

treated as an advance termination with subsequent funding of a new advance, and the Bank records the net fees as “Prepayment fees, net” in the interest income section of the Statements of Income.

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

The Bank defers and amortizes premiums and accretes discounts (1) paid to and received by the participating financial institutions (PFIs), and (2) of mark-to-market basis adjustments on loans initially classified as mortgage loan commitments, as interest income using the contractual interest method.

A mortgage loan is considered past due when the principal or interest payment is not received in accordance with the contractual terms of the loan. The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as interest income and as a reduction of principal as specified in the contractual agreement. A loan on nonaccrual status may be restored to accrual status when the contractual principal and interest are less than 90 days past due. A government-guaranteed or -insured loan is not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee or insurance on the loan, and (2) the contractual obligation of the loan servicer to repurchase the loan when certain criteria are met.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance separately established for each identified portfolio segment of financing receivables, if necessary, to provide for probable incurred losses in the Bank's portfolio as of the Statements of Condition date. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses for the following portfolio segments of financing receivables: advances and standby letters of credit, government-guaranteed or -insured residential mortgage loans held for portfolio, conventional residential mortgage loans held for portfolio, term federal funds sold, and term securities purchased under agreements to resell.

A portfolio segment may be further disaggregated into classes of financing receivables to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables; however, the Bank determined that no further disaggregation of the portfolio segments identified above is needed.

The Bank manages its credit exposure to advances through an integrated approach that includes (1) establishing a credit limit for each borrower; (2) an ongoing review of each borrower's financial condition; and (3) collateral and lending policies to limit risk of loss, while balancing each borrower's needs for a reliable source of funding. In addition, the Bank lends to financial institutions within its district and housing associates in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the FHLBank Act, which requires the Bank to obtain sufficient collateral to fully secure advances. The estimated value of the collateral required to secure each borrower's advances is calculated by applying discounts to the fair value or unpaid principal balance of the collateral, as applicable. The Bank accepts certain investment securities,

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

residential mortgage loans, deposits, and other real estate related assets as collateral. The Bank's capital stock owned by its member borrower is also pledged as additional collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and the Bank's overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. The Bank believes that these policies effectively manage credit risk from advances.

Based upon the financial condition of the borrower, the Bank either allows a borrower to retain physical possession of the collateral pledged to it or requires the borrower to specifically assign the collateral to or place the collateral in physical possession of the Bank or its safekeeping agent. The Bank requires its borrowers to execute an advances and security agreement that establishes the Bank's security interest in all collateral pledged by the borrower to the Bank. The Bank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the Bank by a borrower priority over the claims or rights of any other party (including any receiver, conservator, trustee, or similar party having rights of a lien creditor), except for claims or rights of a third party that (1) would be entitled to priority under otherwise applicable law, and (2) is an actual bona fide purchaser for value or is an actual secured party whose security interest is perfected in accordance with state law.

Using a risk-based approach and taking into consideration each borrower's financial strength, the Bank considers the types and amounts of pledged collateral to be the primary indicator of credit quality on its advances. The Bank had rights to collateral on a borrower-by-borrower basis with an estimated value equal to or greater than its outstanding extensions of credit as of December 31, 2016 and 2015.

The Bank continues to evaluate and make changes to its collateral policies, as necessary, based on current market conditions. No advance was past due, on nonaccrual status, or considered impaired as of December 31, 2016 and 2015. In addition, there were no troubled debt restructurings related to advances as of December 31, 2016 and 2015.

Based upon the collateral held as security, the Bank's collateral policies, credit analysis, and the repayment history on advances, the Bank did not anticipate any credit losses on advances as of December 31, 2016 and 2015. Accordingly, the Bank has not recorded any allowance for credit losses on advances, nor has the Bank recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposure as of December 31, 2016 and 2015.

The Bank invested in government-guaranteed or -insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed or -insured mortgage loans are mortgage loans guaranteed or insured by the Department of Veterans Affairs or the Federal Housing Administration. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses incurred on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicers. Therefore, the Bank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. Based on the Bank's assessment of its servicers, the Bank did not establish an allowance for credit losses for its government-guaranteed or -insured mortgage loan portfolio as of December 31, 2016 and 2015.

Modified loans that are considered a troubled debt restructuring are evaluated individually for impairment. All other conventional residential mortgage loans are evaluated collectively for impairment. The allowance for conventional residential mortgage loans is determined by an analysis (performed at least quarterly) that includes segregating the portfolio into various aging groups. For loans that are 60 days or less past due, the Bank calculates a loss severity, default rate, and the expected loss based on individual loan characteristics. For loans that are more than 60 days past due, the allowance is determined using an automated valuation model.

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

A charge-off is recorded if the recorded investment in the loan will not be recovered. The Bank evaluates whether to record a charge-off on a conventional residential mortgage loan upon the occurrence of a confirming event. Once a loan is 180 days delinquent, the Bank classifies as a loss and charges off the portion of outstanding conventional residential mortgage loan

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

balances in excess of the fair value of the underlying property, less costs to sell and adjusted for any available credit enhancements.
Term federal funds sold are generally short-term, their recorded balance approximates fair value, and they are transacted with counterparties that the Bank considers to be of investment quality. The Bank's investment in federal funds sold are evaluated for purposes of an allowance for credit losses only if the investment is not paid when due. All investments in federal funds sold are unsecured and were repaid or expected to be repaid according to the contracted terms as of December 31, 2016 and 2015.

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of December 31, 2016 and 2015.

Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value, less estimated selling costs and is subsequently carried at the lower of that amount or current fair value, less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in noninterest income (loss) on the Statements of Income. REO is recorded in “Other assets” on the Statements of Condition. REO was $2 and $9 as of December 31, 2016 and 2015, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received from or pledged to clearing agents and/or counterparties. The fair values of derivatives are netted by the clearing agent and/or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities on the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative. Derivatives not used for intermediary purposes are designated as either (1) a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a fair-value hedge); or (2) a non-qualifying hedge of an asset or liability for asset-liability management purposes. Changes in the fair value of a derivative that are effective as, and that are designated and qualify as, a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) is recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. A non-qualifying hedge is a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that is an acceptable hedging strategy under the Bank's risk management program and Finance Agency regulatory requirements, but it does not qualify or was not designated for fair value or cash flow hedge accounting. A non-qualifying hedge introduces the potential for earnings variability because only the change in fair value of the derivative is recorded and is not offset by corresponding changes in the fair value of the non-qualifying hedged asset, liability, or firm commitment, unless such asset, liability, or firm commitment is required to be accounted for at fair value through earnings. Both the net interest on the derivative and the fair value adjustments of a non-qualifying hedge are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. These amounts are recorded in noninterest income (loss) as “Net gains on derivatives and hedging activities” on the Statements of Income. The net result of the accounting for these derivatives does not significantly impact the Bank's results of operations.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The Bank discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer expected to be effective in offsetting changes in the fair value of a hedged risk, including hedged items such as firm commitments; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) the bank determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued due to the Bank's determination that a derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, or when the bank decides to cease the specific hedging activity, the Bank will either (1) terminate the derivative; or (2) continue to carry the derivative on the Statements of Condition at its fair value, cease to adjust the hedged asset or liability for changes in fair value, and amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Bank will carry the derivative at its fair value on the Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.

The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument may be “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt, or purchased financial instruments (i.e., the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that (1) the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to a non-qualifying hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (e.g., an investment security classified as “trading”), or if the Bank could not identify and measure reliably the embedded derivative for purposes of separating that derivative from its host contract, the entire contract would be carried on the Statements of Condition at fair value, and no portion of the contract could be designated as a hedging instrument.

Premises, Equipment, and Software. The Bank records premises and equipment at cost less accumulated depreciation. The Bank's accumulated depreciation was $64 and $66 as of December 31, 2016 and 2015, respectively. The Bank computes depreciation using the straight-line method over the estimated useful lives of assets. The estimated useful lives in years are generally as follows: automobiles and computer hardware-three; office equipment-eight; office furniture and building improvements-10; and building-40. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and expenses ordinary maintenance and repairs when incurred. Depreciation expense was $4 for the years ended December 31, 2016, 2015, and 2014. The Bank includes gains and losses on disposal of premises and equipment in noninterest income (loss).

The Bank records the cost of purchased software and certain costs incurred in developing computer software for internal use at cost, less accumulated amortization. The Bank amortizes capitalized computer software cost using the straight-line method over an estimated useful life of five years. The gross carrying amount of computer software included in other assets was $55 and $58, and accumulated amortization was $48 and $49, as of December 31, 2016 and 2015, respectively. Amortization of computer software was $3 for the year ended December 31, 2016 and $5 for the years ended December 31, 2015 and 2014. The Bank includes gains and losses on disposal of capitalized software cost in noninterest income (loss).

Consolidated Obligations. The Bank records consolidated obligations at amortized cost. Additionally, the Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Federal Home Loan Bank Office of Finance (Office of Finance) prorates the concessions to the Bank based upon the percentage of the debt issued that is assumed by the Bank. The Bank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The Bank accretes discounts and amortizes premiums, as well as concessions and hedging basis adjustments on consolidated obligations, to interest expense using the contractual interest method over the contractual term of the corresponding consolidated obligation.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock that is subject to redemption from capital to a liability after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status through a merger or acquisition, charter termination, or involuntary termination from membership since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and recorded as interest expense on the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is recorded as cash outflows in the financing activities section of the Statements of Cash Flows.

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

Finance Agency and Office of Finance Expenses. The Finance Agency allocates the FHLBanks' portion of its expenses and working capital fund among the FHLBanks based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank's proportionate share of the Office of Finance's operating and capital expenditures is calculated using a formula that is (1) two-thirds based upon each FHLBank's share of total consolidated obligations outstanding, and (2) one-third based upon an equal pro rata allocation.

Affordable Housing Program. The FHLBank Act requires each FHLBank to establish and fund an AHP that provides subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP against earnings and establishes a corresponding liability. The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using the contractual interest method over the life of the advance.

Note 3—Recently Issued and Adopted Accounting Guidance
Recently Issued Accounting Guidance

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the Financial Accounting Standards Board (FASB) issued guidance intended to reduce diversity in how cash receipts and cash payments are presented and classified on the Statements of Cash Flows for certain transactions. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017, and early application is permitted. The adoption of this guidance will not have an impact on the Bank's financial condition, results of operations, or cash flows.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance intended to improve the timeliness of recording credit losses on loans and other financial instruments held by financial institutions and other organizations. This guidance requires all expected credit losses for financial assets that are held at the reporting date to be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Credit losses related to available-for-sale securities will be recorded through an allowance for credit losses. Additionally, this guidance amends the accounting for purchased financial assets with credit deterioration and requires enhanced disclosures that provide additional information to help financial statement users better understand significant estimates and judgments. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2019. Early application is permitted for the interim and annual periods beginning after December 15, 2018 although the Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations will depend upon the composition of the financial assets held by the Bank at the adoption date, as well as the economic conditions and forecasts at that time.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Leases. In February 2016, the FASB issued guidance on accounting for leases and disclosure of key information about leasing arrangements. This guidance requires lessees to recognize the following for all operating and finance leases at the commencement date: (1) a lease liability, which is the obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset representing the lessee’s right to use, or control the use of, the underlying asset for the lease term. A lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities for short-term leases with a term of 12 months or less. This guidance does not fundamentally change lessor accounting; however, some changes have been made to align that guidance with the lessee guidance and other areas within GAAP. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2018. Early application is permitted although the Bank does not intend to adopt this guidance early. This guidance will be applied on a modified retrospective basis for leases existing at, or entered into after, the earliest period presented in the financial statements. The adoption of this guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance designed to improve the recognition, measurement, presentation, and disclosure of financial instruments through targeted changes to existing GAAP. These changes require the following: (1) entities to measure equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) at fair value with changes in fair value recognized in net income; (2) public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) entities to separately present financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (4) reporting entities to separately present in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, these changes eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 31, 2017. The adoption of this guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Financial instruments and other contractual rights are excluded from the scope of this new revenue recognition guidance and will continue to be accounted for under existing guidance. In 2017 and 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance becomes effective for the Bank for the interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Early application is permitted for the interim and annual reporting periods beginning after December 15, 2016 although the Bank does not intend to adopt this guidance early. Because the majority of contracts with the Bank's members are excluded from the scope of this guidance, this guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued guidance that requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2016. This amended guidance was applied on a retrospective basis to each individual period presented on the Statements of Condition. As a result, $7 of debt issuance costs that were included in other assets were reclassified as a reduction in the corresponding consolidated obligations balance. Specifically, the reclassification resulted in a $5 reduction in the consolidated bonds balance and a $2 reduction in the consolidated discount notes balance on the Bank's Statements of Condition as of December 31, 2015. Accordingly, the Bank's total assets and total liabilities each decreased by $7 as of December 31, 2015. However, the adoption of this guidance did not have an impact on the Bank's results of operations.

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

Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide the related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This guidance became effective for the Bank for the annual period ending December 31, 2016, and the annual and interim periods thereafter. However, the adoption of this guidance did not have an impact on the Bank's financial condition or results of operations.

Contingent Put and Call Options in Debt Instruments. In March 2016, the FASB issued amended guidance to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance requires entities to apply only the four-step decision sequence when performing this assessment. Consequently, when a call (put) option is contingently exercisable, an entity should not assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2017. This guidance was applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. However, the adoption of this guidance did not have an impact on the Bank's financial condition or results of operations.

Note 4—Cash and Due from Banks

The Bank maintains a collected cash balance with a commercial bank, which is a member, in return for certain services, and the average collected cash balance was $7 and $8 for the years ended December 31, 2016 and 2015, respectively. There are no legal restrictions regarding the withdrawal of these funds.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 5—Trading Securities
Major Security Types. The following table presents trading securities.

	As of December 31,
	2016	2015
Government-sponsored enterprises debt obligations	$261	$1,212
Another FHLBank’s bond (1)	—	52
State or local housing agency debt obligations	1	1
Total	$262	$1,265
 ____________

(1)	The Federal Home Loan Bank of Chicago is the primary obligor of this consolidated obligation bond.
The following table presents net losses on trading securities.

	For the Years Ended December 31,
	2016	2015	2014
Net losses on trading securities held at year end	$(8)	$(61)	$(53)
Net losses on trading securities that matured during the year	(22)	—	(7)
Net losses on trading securities	$(30)	$(61)	$(60)

Note 6—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016	$1,221	$6	$130	$—	$1,345
As of December 31, 2015	$1,567	$19	$114	$—	$1,662

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of December 31, 2016	1	$14	$—	10	$189	$6	11	$203	$6
As of December 31, 2015	3	$107	$2	10	$247	$17	13	$354	$19

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as available-for-sale.

	As of December 31,
	2016	2015
Variable-rate	$1,202	$1,540
Fixed-rate	19	27
Total amortized cost	$1,221	$1,567
The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016	$792	$5	$102	$—	$889
As of December 31, 2015	$1,037	$16	$77	$—	$1,098

Note 7—Held-to-maturity Securities
Major Security Types. The following table presents held-to-maturity securities.

	As of December 31,
	2016				2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$76	$—	$—	$76	$76	$—	$—	$76
Government-sponsored enterprises debt obligations	6,041	3	5	6,039	5,693	—	12	5,681
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	209	2	—	211	279	4	—	283
Government-sponsored enterprises residential	10,752	44	43	10,753	11,958	88	31	12,015
Government-sponsored enterprises commercial	6,773	2	11	6,764	4,140	—	16	4,124
Private-label residential	790	5	5	790	1,093	4	13	1,084
Total	$24,641	$56	$64	$24,633	$23,239	$96	$72	$23,263

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	10	$2,532	$5	—	$—	$—	10	$2,532	$5
Mortgage-backed securities:
Government-sponsored enterprises residential	46	2,813	22	63	2,206	21	109	5,019	43
Government-sponsored enterprises commercial	52	4,147	6	22	1,540	5	74	5,687	11
Private-label residential	6	10	—	56	432	5	62	442	5
Total	114	$9,502	$33	141	$4,178	$31	255	$13,680	$64

	As of December 31, 2015
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	20	$4,535	$7	3	$745	$5	23	$5,280	$12
Mortgage-backed securities:
Government-sponsored enterprises residential	41	3,233	21	8	443	10	49	3,676	31
Government-sponsored enterprises commercial	31	2,680	9	25	1,037	7	56	3,717	16
Private-label residential	29	407	2	47	428	11	76	835	13
Total	121	$10,855	$39	83	$2,653	$33	204	$13,508	$72

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

	As of December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,454	$2,455	$651	$651
Due after one year through five years	3,487	3,484	5,118	5,106
Due after five years through ten years	176	176	—	—
Total non-mortgage-backed securities	6,117	6,115	5,769	5,757
Mortgage-backed securities	18,524	18,518	17,470	17,506
Total	$24,641	$24,633	$23,239	$23,263

Interest-rate Payment Terms. The following table presents interest-rate payment terms for investment securities classified as held-to-maturity.

	As of December 31,
	2016	2015
Non-mortgage-backed securities:
Fixed-rate	$2,413	$1,915
Variable-rate	3,704	3,854
Total non-mortgage-backed securities	6,117	5,769

Mortgage-backed securities:
Fixed-rate	2,438	2,949
Variable-rate	16,086	14,521
Total mortgage-backed securities	18,524	17,470
Total amortized cost	$24,641	$23,239
The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of December 31, 2016	$177	$—	$2	$175
As of December 31, 2015	$286	$—	$5	$281

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
Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of December 31, 2016.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of December 31, 2016 included a short-term housing price forecast with projected changes ranging from a decrease of three percent to an increase of 10 percent over the 12 month period beginning October 1, 2016. For the vast majority of markets, the projected short-term housing price changes range from an increase of two percent to an increase of six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the year ended December 31, 2016, as well as the related current credit enhancement.

	Significant Inputs - Weighted Average (%) (1)
Classification of Securities	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	15.02	4.62	19.73	0.24
Alt-A	12.13	17.56	40.22	0.00
Total	12.31	16.76	38.95	0.02
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

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$505	$542	$574
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	3	5	3
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(53)	(42)	(35)
Balance, end of year	$455	$505	$542

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

Note 9—Advances

Redemption Terms. The Bank had advances outstanding at interest rates ranging from zero percent to 7.55 percent as of December 31, 2016. Advances with interest rates of zero percent are AHP and EDGE subsidized advances and certain structured advances. The following table presents the Bank's advances outstanding.

	As of December 31,
	2016	2015
Overdrawn demand deposit accounts	$—	$16
Due in one year or less	47,325	46,673
Due after one year through two years	8,244	12,747
Due after two years through three years	5,904	6,360
Due after three years through four years	5,859	2,994
Due after four years through five years	11,846	4,616
Due after five years	19,110	29,458
Total par value	98,288	102,864
Discount on AHP advances	(5)	(6)
Discount on EDGE advances	(4)	(4)
Hedging adjustments	798	1,315
Deferred commitment fees	—	(1)
Total	$99,077	$104,168

The Bank offers callable advances to members that may be prepaid on prescribed dates (call dates) without incurring prepayment or termination fees. The Bank also offers prepayable advances, which are variable-rate advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees. Other advances may be prepaid only by paying a fee to the Bank, so the Bank is financially indifferent to the prepayment of the advance. The Bank had callable and prepayable advances outstanding of $27,459 and $25,565 as of December 31, 2016 and 2015, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents advances by year of contractual maturity or next call date for callable advances.

	As of December 31,
	2016	2015
Overdrawn demand deposit accounts	$—	$16
Due or callable in one year or less	72,404	71,243
Due or callable after one year through two years	7,680	11,593
Due or callable after two years through three years	3,740	5,545
Due or callable after three years through four years	2,289	2,214
Due or callable after four years through five years	4,570	2,371
Due or callable after five years	7,605	9,882
Total par value	$98,288	$102,864

Convertible advances offered by the Bank allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate on certain specified dates. The Bank had convertible advances outstanding of $1,497 and $2,394 as of December 31, 2016 and 2015, respectively.

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of December 31,
	2016	2015
Overdrawn demand deposit accounts	$—	$16
Due or convertible in one year or less	47,935	48,743
Due or convertible after one year through two years	7,724	11,434
Due or convertible after two years through three years	5,943	5,768
Due or convertible after three years through four years	5,867	3,020
Due or convertible after four years through five years	11,866	4,609
Due or convertible after five years	18,953	29,274
Total par value	$98,288	$102,864

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of December 31,
	2016	2015
Fixed-rate:
Due in one year or less	$38,597	$32,011
Due after one year	24,528	27,051
Total fixed-rate	63,125	59,062
Variable-rate:
Due in one year or less	8,728	14,678
Due after one year	26,435	29,124
Total variable-rate	35,163	43,802
Total par value	$98,288	$102,864

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, thrifts, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank's advances to its 10 largest borrowers was $67,493 and $75,842 as of December 31, 2016 and 2015, respectively. This concentration represented 68.7 percent and 73.7 percent of total advances outstanding as of December 31, 2016 and 2015, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of December 31, 2016 and 2015. No advance was past due as of December 31, 2016 and 2015.

For additional information related to the Bank's credit risk on advances and allowance for credit losses, see Note 2—Summary of Significant Accounting Policies.

Note 10—Mortgage Loans Held for Portfolio

The Bank purchased fixed-rate residential mortgage loans directly from PFIs, who service and credit enhance the residential mortgage loans that they sold to the Bank. The Bank ceased purchasing these loans directly from PFIs in 2008. The Bank may also acquire fixed-rate residential mortgage loans through participations in eligible mortgage loans purchased from other FHLBanks.

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of December 31,
	2016	2015
Medium-term (15 years or less)	$40	$66
Long-term (greater than 15 years)	485	521
Total unpaid principal balance	525	587
Premiums	2	2
Discounts	(3)	(3)
Total	$524	$586

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of December 31,
	2016	2015
Conventional mortgage loans	$492	$546
Government-guaranteed or insured mortgage loans	33	41
Total unpaid principal balance	$525	$587

The Bank records credit enhancement fees related to residential mortgage loans as a reduction to mortgage loan interest income.

For information related to the Bank's credit risk on mortgage loans and allowance for credit losses, see Note 11—Allowance for Credit Losses.

Note 11—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$2	$3	$11
Reversal of provision for credit losses	(1)	(1)	(5)
Charge-offs	—	—	(3)
Balance, end of year	$1	$2	$3

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of December 31,
	2016	2015
Allowance for credit losses:
Collectively evaluated for impairment	$1	$2
Recorded investment:
Individually evaluated for impairment	$12	$15
Collectively evaluated for impairment	481	532
Total recorded investment	$493	$547

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of December 31, 2016
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$17	$4	$21
Past due 60-89 days	3	1	4
Past due 90 days or more	12	1	13
Total past due mortgage loans	32	6	38
Total current mortgage loans	461	27	488
Total mortgage loans (1)	$493	$33	$526
Other delinquency statistics:
In process of foreclosure (2)	$6	$1	$7
Seriously delinquent rate (3)	2.44%	3.75%	2.53%
Past due 90 days or more and still accruing interest (4)	$—	$1	$1
Mortgage loans on nonaccrual status (5)	$12	$—	$12
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

A troubled debt restructuring is considered to have occurred when a concession that would not have been considered otherwise is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties. The Bank has granted a concession when it does not expect to collect all amounts due under the original contract as a result of the restructuring. In the event the Bank grants a concession, the borrower's monthly payment is restructured for a period of up to 36 months to try to achieve a target housing expense ratio of not more than 31.0 percent of their qualifying income. To restructure the loan, the outstanding principal balance is first re-amortized to reflect a principal and interest payment for a term not to exceed 40 years. This results in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments are not adjusted. If the 31.0 percent housing expense ratio is not achieved through re-amortization, the interest rate is reduced below the original note rate in 0.125 percent increments to a floor rate of 3.00 percent until the target 31.0 percent housing expense ratio is met. These reductions in principal and interest payments are for the temporary payment modification period of up to 36 months. Additionally, a conventional residential mortgage loan in which the borrower filed for Chapter 7 bankruptcy and the bankruptcy court discharged the borrower's obligation to the Bank, is considered a troubled debt restructuring. Troubled debt restructurings are evaluated individually for impairment.

The following table presents the Bank's recorded investment balance in mortgage loans classified as troubled debt restructurings.

	As of December 31,
	2016			2015
	Performing	Non-performing	Total	Performing	Non-performing	Total
Conventional residential mortgage loans	$10	$2	$12	$13	$2	$15

Due to the minimal change in terms of modified loans (i.e., no write-offs of principal), the Bank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the years ended December 31, 2016, 2015, and 2014.

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

The Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf) and also is jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and any other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations among the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. The par value of the FHLBanks' outstanding consolidated obligations, including consolidated obligations issued by the Bank, was $989,311 and $905,202 as of December 31, 2016 and 2015, respectively.

Regulations require each FHLBank to maintain, in the aggregate, unpledged qualifying assets equal to that FHLBank's consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; mortgages guaranteed or insured by the United States or its agencies; participations, mortgages, or other securities of or issued by certain government-sponsored enterprises; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. The Bank held unpledged qualifying assets of $138,097 and $141,848 as of December 31, 2016 and 2015, respectively, compared to a book value of $129,939 and $133,387 in consolidated obligations as of December 31, 2016 and 2015, respectively.

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

Variable-rate Capped Floater Consolidated Obligation Bonds pay interest at variable rates subject to an interest-rate ceiling.
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of December 31,
	2016	2015
Fixed-rate	$23,674	$40,512
Step up/down	2,534	4,239
Simple variable-rate	62,408	19,022
Total par value	$88,616	$63,773

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of December 31,
	2016		2015
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$65,378	0.91	$32,559	0.74
Due after one year through two years	17,065	1.05	17,132	1.41
Due after two years through three years	1,849	1.67	5,959	1.63
Due after three years through four years	1,482	1.68	2,124	1.67
Due after four years through five years	1,117	1.58	1,975	1.72
Due after five years	1,725	2.37	4,024	2.18
Total par value	88,616	1.00	63,773	1.16
Premiums	24		36
Discounts	(12)		(20)
Hedging adjustments	19		164
Total	$88,647		$63,953

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of December 31,
	2016	2015
Noncallable	$83,487	$53,432
Callable	5,129	10,341
Total par value	$88,616	$63,773

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of December 31,
	2016	2015
Due or callable in one year or less	$70,232	$41,410
Due or callable after one year through two years	15,250	16,277
Due or callable after two years through three years	1,399	3,461
Due or callable after three years through four years	1,103	1,055
Due or callable after four years through five years	162	1,023
Due or callable after five years	470	547
Total par value	$88,616	$63,773

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank's participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of December 31, 2016	$41,292	$41,334	0.48
As of December 31, 2015	$69,434	$69,481	0.27

Note 14—Affordable Housing Program
Affordable Housing Program. Annually, each FHLBank must set aside 10 percent of its income subject to assessment for the AHP, or such additional prorated sums as may be required so that the aggregate annual contribution of the FHLBanks is not less than $100. For purposes of the AHP calculation, each FHLBank's income subject to assessment is defined as the individual FHLBank's net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The Bank accrues this expense monthly based on its income subject to assessment. The Bank reduces the AHP liability as members use subsidies.

If the Bank experienced a net loss during a quarter but had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation based on the Bank's year-to-date income subject to assessment. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate of 10 percent of income subject to assessment for all FHLBanks was less than $100, each FHLBank would be required to contribute additional amounts so that the aggregate contribution of the FHLBanks equals the required $100. Each FHLBanks' prorated contribution would be determined based on its income in relation to the income of all FHLBanks for the previous year. There was no shortfall in the years ended December 31, 2016, 2015, or 2014. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. No FHLBank made such an application in the years ended December 31, 2016, 2015, or 2014. The Bank had outstanding principal in AHP-related advances of $27 and $30 as of December 31, 2016 and 2015, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents a rollforward of the Bank's AHP liability.

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$63	$65	$74
AHP assessments	31	33	30
Subsidy usage, net	(25)	(35)	(39)
Balance, end of year	$69	$63	$65

Note 15—Capital and Mandatorily Redeemable Capital Stock
Capital. The Bank is subject to the following three regulatory capital requirements under its capital plan, the FHLBank Act, and Finance Agency regulations.

Risk-Based Capital. The Bank must maintain, at all times, permanent capital in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with the rules and regulations of the Finance Agency. Permanent capital is defined by the FHLBank Act and regulations as the sum of retained earnings and the amounts paid-in for Class B stock. Only permanent capital satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined.

Total Regulatory Capital. The FHLBank Act requires the Bank to maintain total regulatory capital in an amount equal to at least four percent of total assets at all times. Total regulatory capital is defined as the sum of permanent capital, the amount paid-in for Class A stock (if any), the amount of the Bank's general allowance for losses (if any), and the amount of any other instruments identified in the capital plan and approved by the Finance Agency. The Bank has not issued any Class A stock, has no general allowance for losses, and has no other instruments identified in the capital plan and approved by the Finance Agency; therefore, the Bank's total regulatory capital is equal to its permanent capital as of December 31, 2016.

Leverage Capital. The FHLBank Act requires the Bank to maintain leverage capital in an amount equal to at least five percent of total assets at all times. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other capital weighted 1.0 times. Although mandatorily redeemable capital stock is not included in capital for financial reporting purposes, such outstanding stock is considered capital for determining compliance with these regulatory capital requirements.

The following table presents the Bank's compliance with the Finance Agency's regulatory capital rules and requirements.

	As of December 31,
	2016		2015
	Required	Actual	Required	Actual
Risk-based capital	$1,701	$6,848	$1,621	$6,956
Total regulatory capital ratio	4.00%	4.94%	4.00%	4.89%
Total regulatory capital (1)	$5,547	$6,848	$5,690	$6,956
Leverage capital ratio	5.00%	7.41%	5.00%	7.33%
Leverage capital	$6,934	$10,273	$7,113	$10,433
___________

(1)	Total regulatory capital does not include accumulated other comprehensive income but does include mandatorily redeemable capital stock.

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

The minimum stock requirement for each member is the sum of the membership stock requirement and the activity-based stock requirement. The capital plan permits the Bank's board of directors to set the membership and activity-based stock requirements within a range as set forth in the capital plan. As of December 31, 2016, the membership stock requirement was an amount of subclass B1 capital stock equal to 0.09 percent (nine basis points) of the member's total assets as of December 31, 2015, subject to a cap of $15. The membership stock requirement is recalculated using the member's total assets as of the preceding calendar year-end at least annually by March 31. As of December 31, 2016, the activity-based stock requirement was an amount of subclass B2 capital stock equal to the sum of the following:

•	4.25 percent of the member's outstanding par value of advances and

•	8.00 percent of targeted debt/equity investments (such as multifamily residential mortgage loan assets) sold by the member to the Bank on or after December 17, 2004.

The activity-based stock requirement also may include a percentage of any outstanding balance of acquired member assets (such as residential mortgage loan assets) although this percentage was set at zero as of December 31, 2016 and 2015.

The FHLBank Act and Finance Agency regulations require that the minimum stock requirement for members must be sufficient to enable the Bank to meet its minimum regulatory capital requirement. Therefore, from time to time, the Bank's board of directors may adjust the membership stock requirement and the activity-based stock requirement within specified ranges set forth in the capital plan. Any adjustment outside the ranges would require an amendment to the capital plan and Finance Agency approval. Each member is required to comply promptly with any adjustment to the minimum stock requirement. The FHLBank Act provides that the Bank may repurchase, at its sole discretion, any member's capital stock investment that exceeds the required minimum amount (excess capital stock). Under certain circumstances, Finance Agency rules limit the ability of the Bank to create member excess stock. The Bank may not pay dividends in the form of capital stock or issue excess capital stock to any member if the Bank's excess capital stock exceeds one percent of its total assets or if the issuance of excess capital stock would cause the Bank's excess capital stock to exceed one percent of its total assets. As of December 31, 2016 and 2015, the Bank's excess capital stock did not exceed one percent of its total assets.

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

The concentration of the Bank's regulatory capital stock to its 10 largest shareholders was $3,018, or 60.9 percent, and $3,373, or 65.9 percent, as of December 31, 2016 and 2015, respectively.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the activity in mandatorily redeemable capital stock.

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$14	$19	$24
Net reclassification from capital during the year	7	21	7
Repurchase/redemption of mandatorily redeemable capital stock	(20)	(26)	(12)
Balance, end of year	$1	$14	$19

As of December 31, 2016, the Bank's outstanding mandatorily redeemable capital stock consisted of B1 membership stock and B2 activity-based stock. The Bank is not required to redeem activity-based stock until the later of the expiration of the redemption period, which is five years after notification is received, or until the activity no longer remains outstanding.

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five-year redemption period, or with respect to activity-based stock, the later of the expiration of the five-year redemption period or the activity’s maturity date.

	As of December 31,
	2016	2015
Due in one year or less	$—	$7
Due after one year through two years	—	1
Due after three years through four years	1	—
Due after four years through five years	—	6
Total	$1	$14

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 16—Accumulated Other Comprehensive Income
The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2013	$(13)	$125	$112
Other comprehensive income before reclassifications:
Net change in fair value	—	(10)	(10)
Actuarial loss	(11)	—	(11)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive loss	(10)	(7)	(17)
Balance, December 31, 2014	(23)	118	95
Other comprehensive income before reclassifications:
Net change in fair value	—	(28)	(28)
Actuarial gain	1	—	1
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	5	5
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income (loss)	3	(23)	(20)
Balance, December 31, 2015	(20)	95	75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	27	27
Actuarial loss	(1)	—	(1)
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	3	3
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	—	29	29
Balance, December 31, 2016	$(20)	$124	$104
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

The most recent Form 5500 available for the Pentegra Plan is for the year ended June 30, 2015. The contributions made by the Bank during 2016 and 2015 were more than five percent of the total contributions for each of the Pentegra Plan years ended June 30, 2015 and 2014.

The following table presents information on the net pension costs and funded status of the Pentegra Plan.

	2016	2015	2014
Net pension cost charged to compensation and benefit expense for the year ended December 31	$12	$11	$10
Pentegra Plan funded status as of July 1(1)	104.12%	107.01%	111.44%
Bank's funded status as of the plan year end	105.51%	108.82%	114.16%
____________
(1) The Pentegra Plan's funded status as of July 1 is preliminary and may increase because the plan's participants are permitted to make contributions through March 15 of the following year (i.e. through March 15, 2017 for the plan year ended June 30, 2016 and through March 15, 2016 for the plan year ended June 30, 2015). Contributions made before the March 15th deadline may be credited to the plan for the plan year ended June 30 of the previous year and included in the final valuation as of July 1 of the year the plan ended. The final funded status as of July 1 will not be available until the Form 5500 for the plan year July 1 through June 30 is filed. Form 5500 is due to be filed no later than April 2018 for the plan year July 1, 2016 through June 30, 2017 and April 2017 for the plan year July 1, 2015 through June 2016. Form 5500 was filed in April 2016 for the plan year July 1, 2014 through June 30, 2015.

The Bank also participates in a qualified defined contribution plan. The Bank's contribution to this plan is equal to a percentage of voluntary contributions, subject to certain limitations, plus contributions for all employees hired on or after March 1, 2011. The Bank contributed $2 to this plan during each of the years ended December 31, 2016, 2015, and 2014.

The Bank offers a supplemental nonqualified defined contribution retirement plan to eligible executives. The Bank's contribution to this plan is equal to a percentage of voluntary contributions. The Bank contributed less than $1 to this plan during each of the years ended December 31, 2016, 2015, and 2014.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to Bank directors and officers at the senior vice president level and above, which is, in substance, an unfunded supplemental savings plan. The plan's liability consists of the accumulated compensation deferrals and accrued earnings on those deferrals. The Bank's minimum obligation from this plan was $3 and $2 as of December 31, 2016 and 2015, respectively. Operating expense includes deferred compensation and accrued earnings of $1 during each of the years ended December 31, 2016 and 2015, and less than $1 during the year ended December 31, 2014.

The Bank offers a supplemental nonqualified defined benefit pension plan to eligible executives and a postretirement health benefit plan to eligible retirees. There are no funded plan assets that have been designated to provide supplemental retirement plan or postretirement health benefits.

Amounts recognized in other liabilities (funded status) on the Statements of Condition for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $56 and $51 as of December 31, 2016 and 2015, respectively. The net periodic benefit costs recognized in “Compensation and benefits” on the Statements of Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan were $6 for each of the years ended December 31, 2016 and 2015, and $4 for the year ended December 31, 2014. The amount recognized in other comprehensive income (loss) related to pension and postretirement benefit plans on the Statements of Comprehensive Income for the Bank’s supplemental defined benefit pension plan and postretirement health benefit plan was income of less than $1 and $3 for the years ended December 31, 2016 and 2015, respectively, and a loss of $10 for the year ended December 31, 2014.

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
Application of Derivatives
General. The Bank designates derivative instruments in the following three ways: (1) as a fair value hedge of an underlying financial instrument or a firm commitment; (2) as an intermediary transaction; or (3) as a non-qualifying hedge for purposes of asset or liability management.
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
The Bank uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank's long-term financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (non-qualifying hedges).

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

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest-rate risk associated with its specific debt issuances in conjunction with the associated interest-rate risk on advances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation. For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror cash outflows that the Bank pays on the consolidated obligation in timing and amount. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). These transactions are typically treated as fair-value hedges. This intermediation between the capital and swap markets permits the Bank to raise funds at lower costs than otherwise would be available through the issuance of simple fixed-rate consolidated obligations in the capital markets.
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

	As of December 31,
	2016			2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest-rate swaps	$65,027	$256	$1,029	$80,290	$312	$1,467
Derivatives not designated as hedging instruments:
Interest-rate swaps	1,158	9	31	3,008	10	74
Interest-rate caps or floors	15,000	17	13	16,500	15	10
Mortgage delivery commitments	12	—	—	—	—	—
Total derivatives not designated as hedging instruments	16,170	26	44	19,508	25	84
Total derivatives before netting and collateral adjustments	$81,197	282	1,073	$99,798	337	1,551
Netting adjustments and cash collateral (1)		73	(966)		(161)	(1,427)
Derivative assets and derivative liabilities		$355	$107		$176	$124
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty. Cash collateral posted and related accrued interest was $1,061 and $1,293 as of December 31, 2016 and 2015, respectively. Cash collateral received and related accrued interest was $22 and $27 as of December 31, 2016 and 2015, respectively.

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Years Ended December 31,
	2016	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest-rate swaps	$120	$269	$147
Derivatives not designated as hedging instruments:
Interest-rate swaps	30	53	57
Interest-rate caps or floors	(1)	(2)	(14)
Net interest settlements	(30)	(59)	(70)
Total net losses related to derivatives not designated as hedging instruments	(1)	(8)	(27)
Net gains on derivatives and hedging activities	$119	$261	$120

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Year Ended December 31, 2016
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$524	$(393)	$131	$(529)
Consolidated obligations:
Bonds	(154)	146	(8)	230
Discount notes	2	(5)	(3)	(3)
Total	$372	$(252)	$120	$(302)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

	For the Year Ended December 31, 2015
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$448	$(169)	$279	$(713)
Consolidated obligations:
Bonds	(93)	81	(12)	469
Discount notes	(6)	8	2	9
Total	$349	$(80)	$269	$(235)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Year Ended December 31, 2014
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(152)	$297	$145	$(875)
Consolidated obligation bonds	135	(133)	2	497
Total	$(17)	$164	$147	$(378)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

	As of December 31,
	2016		2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$70	$370	$260	$1,159
Cleared derivatives	212	703	77	392
Total gross recognized amount	282	1,073	337	1,551
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(69)	(263)	(258)	(1,035)
Cleared derivatives	142	(703)	97	(392)
Total gross amounts of netting adjustments and cash collateral	73	(966)	(161)	(1,427)
Derivative assets and derivative liabilities:
Uncleared derivatives	1	107	2	124
Cleared derivatives	354	—	174	—
Total derivative assets and total derivative liabilities	355	107	176	124
Non-cash collateral received or pledged not offset- cannot be sold or repledged: (1)
Uncleared derivatives	—	—	2	—
Net unsecured amounts: (2)
Uncleared derivatives	1	107	—	124
Cleared derivatives	354	—	174	—
Total net unsecured amount	$355	$107	$174	$124
____________

(1)
Collateral held with respect to derivatives with member institutions, in which the Bank is acting as an intermediary, represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

(2)
The Bank had net credit exposure of $346 and $170 as of December 31, 2016 and 2015, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of December 31, 2016 was $296, for which the Bank has posted collateral with a fair value of $193 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $71 of collateral at fair value to its uncleared derivative counterparties as of December 31, 2016.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of December 31, 2016 and 2015.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of December 31, 2016 and 2015.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of December 31, 2016 and 2015.

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

	As of December 31, 2016
	Fair Value Measurements Using			Netting Adjustment (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$261	$—	$—	$261
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	262	—	—	262
Available-for-sale securities:
Private-label residential MBS	—	—	1,345	—	1,345
Derivative assets:
Interest-rate related	—	282	—	73	355
Grantor trust (included in Other assets)	37	—	—	—	37
Total assets at fair value	$37	$544	$1,345	$73	$1,999
Liabilities
Derivative liabilities:
Interest-rate related	$—	$1,073	$—	$(966)	$107
Total liabilities at fair value	$—	$1,073	$—	$(966)	$107
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

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of year	$1,662	$1,981	$2,299
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(3)	(5)	(3)
Included in other comprehensive income	29	(23)	(7)
Accretion of credit losses in net interest income	53	42	34
Settlements	(396)	(333)	(342)
Balance, end of year	$1,345	$1,662	$1,981
____________

(1)	Related to available-for-sale securities held at year end.

Estimated Fair Value Measurements on a Nonrecurring Basis. The Bank periodically measures and recognizes certain assets at fair value on a nonrecurring basis in certain circumstances. Adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting, or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets as of the last impairment date that were still held as of December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the period presented. The carrying value for each of the assets presented in the following table was less than $1 as of December 31, 2016.

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

Four vendor prices were received for a majority of the Bank's investment securities holdings and the final prices for those securities were computed by averaging the prices received as of December 31, 2016 and 2015. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2016 and 2015.
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
Derivative Assets and Liabilities. The Bank calculates the fair value of derivatives using a discounted cash flow analysis. The Bank’s discounted cash flow analysis utilizes market-observable inputs. Inputs by class of derivatives are as follows:

•	Interest-rate related - the Overnight Index Swap curve for collateralized derivatives; and

•	Mortgage delivery commitments - to be announced (TBA) securities prices adjusted for differences in coupon, average loan rate, and seasoning.
Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of December 31, 2016 and 2015.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2016 and 2015. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,815	$1,815	$1,815	$—	$—	$—
Interest bearing-deposits	1,106	1,106	—	1,106	—	—
Securities purchased under agreements to resell	1,386	1,386	—	1,386	—	—
Federal funds sold	7,770	7,770	—	7,770	—	—
Trading securities	262	262	—	262	—	—
Available-for-sale securities	1,345	1,345	—	—	1,345	—
Held-to-maturity securities	24,641	24,633	—	23,843	790	—
Advances	99,077	99,062	—	99,062	—	—
Mortgage loans held for portfolio, net	523	569	—	569	—	—
Accrued interest receivable	171	171	—	171	—	—
Derivative assets	355	355	—	282	—	73
Grantor trust assets (included in Other assets)	37	37	37	—	—	—
Liabilities:
Interest-bearing deposits	1,118	1,118	—	1,118	—	—
Consolidated obligations, net:
Discount notes	41,292	41,293	—	41,293	—	—
Bonds	88,647	88,768	—	88,768	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	128	128	—	128	—	—
Derivative liabilities	107	107	—	1,073	—	(966)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $859,361 and $771,948 as of December 31, 2016 and 2015, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of December 31, 2016 and 2015. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of December 31, 2016 and 2015.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of December 31,
	2016			2015
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$10,934	$21,734	$32,668	$8,693	$23,823	$32,516
Commitments to fund additional advances	100	200	300	207	100	307
Unsettled consolidated obligation discount notes, at par (2)	—	—	—	100	—	100
Unsettled consolidated obligation bonds, at par (2)	15	—	15	25	—	25
Commitments to purchase mortgage loans	12	—	12	—	—	—
____________

(1)
"Expire Within One Year" includes 12 standby letters of credit for a total of $34 and 11 standby letters of credit for a total of $29 as of December 31, 2016 and 2015, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

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

The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $135 and $136 as of December 31, 2016 and 2015, respectively. Based on the Bank's credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.

The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not exceeding 91 days. Delivery commitments are recorded at fair value as derivative assets or derivative liabilities on the Statements of Condition.

The Bank charged to operating expenses net rental costs of $2 for each of the years ended December 31, 2016, 2015, and 2014.

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

	As of December 31, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$745	15.03	$17,176	17.48	$16	1.41
Navy Federal Credit Union	589	11.88	13,495	13.73	156	13.93
Bank of America, National Association	504	10.17	11,511	11.71	—	0.01

	As of December 31, 2015
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$869	16.99	$20,095	19.54	$17	1.55
Navy Federal Credit Union	643	12.57	14,773	14.36	—	0.01
Bank of America, National Association	579	11.31	13,262	12.89	—	0.01

Note 22—Transactions with Other FHLBanks

The Bank's activities with other FHLBanks are summarized below.

Loans to and Borrowings from Other FHLBanks. Occasionally, the Bank loans short-term funds to or borrows short-term funds from the other FHLBanks; however, there were no outstanding loans to or borrowings from the other FHLBanks as of December 31, 2016 and 2015. Interest income on loans to other FHLBanks was less than $1 for each of the years ended December 31, 2016, 2015, and 2014. Interest expense on borrowings from other FHLBanks was $0 for the year ended December 31, 2016, and less than $1 for each of the years ended December 31, 2015 and 2014.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

The following table presents the cash flow activities for loans to and borrowings from other FHLBanks.

	For the Years Ended December 31,
	2016	2015	2014
Investing activities:
Loans made to other FHLBanks	$(1,010)	$(11,759)	$(990)
Principal collected on loans made to other FHLBanks	1,010	11,759	990
Net change in loans made to other FHLBanks	$—	$—	$—

Financing activities:
Proceeds from short-term borrowings from other FHLBanks	$—	$927	$1,038
Payments of short-term borrowings from other FHLBanks	—	(927)	(1,038)
Net change in borrowings from other FHLBanks	$—	$—	$—

Investment in Another FHLBank's Consolidated Obligation Bond. Occasionally, the Bank purchases consolidated obligations issued by other FHLBanks through third-party dealers as investment securities. The balance of these investments is presented in Note 5—Trading Securities. Interest income earned on these consolidated obligation bonds totaled $2 for the year ended December 31, 2016 and $9 for each of the years ended December 31, 2015 and 2014.

Mortgage Loan Purchases of Participation Interests from Other FHLBanks. During 2016, the Bank and FHLBank Indianapolis began participating in the funding of a master commitment with a member of FHLBank Indianapolis. The Bank's outstanding balance related to these mortgage loan assets was $72 as of December 31, 2016.

Note 23— Subsequent Events

On March 9, 2017, the Bank’s board of directors approved a cash dividend for the fourth quarter of 2016. The Bank will pay the fourth quarter 2016 dividend on March 14, 2017, in the amount of $58.

Supplementary Financial Information (Unaudited)

Selected Quarterly Financial Data

The following tables present supplementary financial information for each quarter in the years ended December 31, 2016 and 2015 (in millions).

	For the Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$290	$292	$266	$258	$1,106
Interest expense	222	199	186	165	772
Net interest income	68	93	80	93	334
Reversal of provision for credit losses	—	(1)	—	—	(1)
Noninterest income (loss)	69	28	17	(3)	111
Noninterest expense	38	34	31	34	137
Affordable Housing Program assessments	10	9	6	6	31
Net income	$89	$79	$60	$50	$278

	For the Year Ended December 31, 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
Interest income	$202	$186	$36	$184	$608
Interest expense	110	91	84	80	365
Net interest income (expense)	92	95	(48)	104	243
(Reversal) provision for credit losses	(1)	1	—	(1)	(1)
Noninterest income	22	7	176	20	225
Noninterest expense	37	33	31	34	135
Affordable Housing Program assessments	7	7	10	9	33
Net income	$71	$61	$87	$82	$301

Investment Portfolio

The following table presents supplementary financial information on the Bank's investments (dollars in millions).

	As of December 31,
	2016					2015	2014
	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Total
Interest-bearing deposits	$1,106	$—	$—	$—	$1,106	$1,088	$1,010
Securities purchased under agreements to resell	1,386	—	—	—	1,386	2,500	1,960
Federal funds sold	7,770	—	—	—	7,770	5,421	6,385

Total Investment Securities by Major Security Type
Trading securities:
Government-sponsored enterprises debt obligations	206	—	55	—	261	1,212	1,208
Another FHLBank's bond	—	—	—	—	—	52	60
State and local housing agency debt obligations	—	1	—	—	1	1	1
Total trading securities	206	1	55	—	262	1,265	1,269

Available-for-sale securities:
Private-label residential MBS	—	1	2	1,342	1,345	1,662	1,981

Held-to-maturity securities:
State and local housing agency debt obligations	75	—	1	—	76	76	81
Government-sponsored enterprises debt obligations	2,379	3,487	175	—	6,041	5,693	6,667
Mortgage-backed securities:
U.S. agency obligations- guaranteed residential	—	—	6	203	209	279	366
Government-sponsored enterprises residential	3	268	348	10,133	10,752	11,958	13,665
Government-sponsored enterprises commercial	—	808	5,749	216	6,773	4,140	1,663
Private-label residential	—	30	—	760	790	1,093	1,455
Total held-to-maturity securities	2,457	4,593	6,279	11,312	24,641	23,239	23,897

Total investment securities	2,663	4,595	6,336	12,654	26,248	26,166	27,147
Total investments	$12,925	$4,595	$6,336	$12,654	$36,510	$35,175	$36,502

Yield on trading securities	5.50%	6.72%	2.66%	0.00%
Yield on available-for-sale securities	0.00%	4.75%	5.95%	5.30%
Yield on held-to-maturity securities	0.80%	1.15%	1.06%	1.69%
Yield on total investment securities	1.17%	1.15%	1.08%	2.04%

The following table presents securities the Bank held with the following issuer with a carrying value greater than 10 percent of the Bank's total capital. These amounts include securities issued by the issuer's holding company, along with its subsidiaries and affiliate trusts (in millions):

	As of December 31, 2016
	Total Carrying Value	Total Fair Value
Bank of America Corporation, Charlotte, NC	$1,066	$1,064

Loan Portfolio

The following table presents the Bank's outstanding domestic loans, nonaccrual loans, loans 90 days or more past due and accruing interest, and restructured loans (in millions).

	As of December 31,
	2016	2015	2014	2013	2012
Advances	$99,077	$104,168	$99,644	$89,588	$87,503
Real estate mortgages (1)	$524	$586	$749	$929	$1,255
Nonaccrual real estate mortgages, unpaid principal balance	$11	$18	$33	$51	$77
Real estate mortgages past due 90 days or more and still accruing interest, unpaid principal balance (2)	$1	$3	$5	$9	$10
Troubled debt restructurings, unpaid principal balance (not included above) (3)	$10	$13	$11	$11	$9
Interest contractually due during the year	$1
Interest actually received during the year	$—
___________
(1) Amounts include single-family residential loans and Affordable Multifamily Participation Program loans classified as substandard. In August 2013, the Bank sold its Affordable Multifamily Participation Program mortgage loan portfolio.
(2) Only government loans (e.g., FHA, VA) continue to accrue interest after 90 days or more delinquent.
(3) Represents troubled debt restructured loans that are still performing as of year end.

The Bank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due.

Summary of Loan Loss Experience

The following table presents the allowance for credit losses on domestic real estate mortgage loans (dollars in millions).

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Balance, beginning of year	$2	$3	$11	$11	$6
(Reversal) provision for credit losses	(1)	(1)	(5)	5	6
Charge-offs	—	—	(3)	(4)	(1)
Mortgage loans transferred to held for sale	—	—	—	(1)	—
Balance, end of year	$1	$2	$3	$11	$11
Ratio of net charge-offs during the year to average loans outstanding during the year (in basis points)	2	4	39	35	4

The following table presents the allocation of the allowance for credit losses on mortgage loans (dollars in millions).

	As of December 31,
	2016		2015		2014		2013		2012
	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)	Amount (1)	% of Total Loans (2)
Single-family residential mortgages	$1	100	$2	100	$3	100	$11	100	$10	98
Multifamily residential mortgages	—	—	—	—	—	—	—	—	1	2
Total	$1	100	$2	100	$3	100	$11	100	$11	100
____________
(1) Amount allocated for credit losses on mortgage loans.
(2) Mortgage loans outstanding as a percentage of total mortgage loans.

Short-term Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following table presents information regarding the Bank's short-term borrowings (dollars in millions).

	As of and for the Years Ended December 31,
	2016	2015	2014
Consolidated obligation discount notes:
Amount outstanding at the end of the year	$41,292	$69,434	$37,162
Weighted average interest rate at the end of the year	0.48%	0.27%	0.10%
Daily average outstanding for the year	$58,744	$42,328	$29,899
Weighted average interest rate for the year	0.42%	0.14%	0.10%
Maximum amount outstanding at any month-end during the year	$69,375	$69,434	$37,162

Consolidated obligation bonds:
Amount outstanding at the end of the year	$41,705	$13,279	$31,138
Weighted average interest rate at the end of the year	0.68%	0.26%	0.11%
Daily average outstanding for the year	$27,227	$20,262	$31,461
Weighted average interest rate for the year	0.65%	0.18%	0.14%
Maximum amount outstanding at any month-end during the year	$41,705	$26,773	$36,529

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

As of December 31, 2016, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Bank's management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management's Report on Internal Control Over Financial Reporting

The Bank's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Bank, as defined in Rule 13a-15(f) under the Exchange Act. The Bank's management assessed the effectiveness of the Bank's internal control over financial reporting as of December 31, 2016. In making this assessment, the Bank's management utilized the criteria set forth by COSO in Internal Control-Integrated Framework (2013). Based upon that evaluation, management has concluded that the Bank's internal control over financial reporting was effective as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The effectiveness of the Bank's internal control over financial reporting as of December 31, 2016, has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which appears within.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2016, there were no changes in the Bank's internal control over financial reporting that have affected materially, or are reasonably likely to affect materially, the Bank's internal control over financial reporting.

Item 9B. Other Information.

PricewaterhouseCoopers LLP (PwC) serves as the independent registered public accounting firm for the Bank. Rule 201(c)(1)(ii)(A) of Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it or a covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.

PwC has advised the Bank that for the year ended December 31, 2016 that PwC and certain covered persons had borrowing relationships with two Bank members (referred below as the “Lenders”) who own more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.
PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of these borrowing relationships, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement has not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the firm's borrowings are in good standing and neither Lender has the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding are immaterial to PwC and to each Lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders;

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team; and

•	neither Lender has made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of PwC’s audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lenders owned more than ten percent of the Bank’s capital stock, the Lenders' voting rights are each less than ten percent;

•	as of December 31, 2016 and as of the date of the filing of this Form 10-K, no officer or director of either Lender served on the board of directors of the Bank;

•	the Lenders will each be eligible to vote only in the at-large independent directorship election for 2017; and

•	the Lenders are subject to the same terms and conditions for conducting business with the Bank as any other member.

Based on the Audit Committee’s evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III.

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors

The FHLBank Act provides that an FHLBank's board of directors is to comprise 13 directors, or such other number as the Director determines appropriate. For 2017, the Director has designated 14 directorships for the Bank, eight of which are member directorships and six of which are independent directorships.

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

The board of directors does not solicit proxies, nor are member institutions permitted to solicit or use proxies in order to cast their votes in an election.

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

For each member director position to be filled, an eligible member in that state may cast one vote for each share of capital stock it was required to hold as of the record date, except that an eligible member's votes for each member director position to be filled may not exceed the average number of shares of capital stock required to be held by all of the members in that state as of the record date.

The regulations permit, but do not require, the board of directors to conduct an annual assessment of the skills and experience possessed by the members of its board of directors as a whole and to determine whether the capabilities of the board would be enhanced through the addition of individuals with particular skills and experience. The Bank may identify those qualifications and so inform the members as part of its election notification process, but the Bank may not exclude a member director candidate from the election ballot on the basis of such qualifications. In 2016, the board of directors conducted an assessment of its directors, but did not identify any particular qualifications as part of its 2016 election notification process.

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

Any individual may submit an application form and request to be considered by the Bank to be an independent director candidate. Before nominating any individual for an independent directorship, other than for a public interest directorship, the Board must determine that the candidate's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to the Bank's. Finance Agency regulations require the board to consult with the Bank's Affordable Housing Advisory Council with respect to the independent directorship candidates. Further, the Bank must submit information about independent directorship candidates to the Finance Agency for its review prior to their nomination. After the independent director candidates are nominated by the board, the candidates are then presented to the Bank's membership for a district-wide vote. Finance Agency regulations permit the Bank's directors, officers, attorneys, employees, agents, and Advisory Council members to support the candidacy of the board's candidates for independent directorships.

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

The Bank has determined that all directors meet the regulatory eligibility requirements for directors. Because of the laws and regulations governing member directorship elections that are described above, the Bank is not in a position to know what specific factors the Bank's member institutions may consider in selecting member director candidates or electing member directors. For the Bank's independent directors and the directors who hold their current directorship due to vacancy and appointment by the board, the board considered the experience, qualifications, attributes or skills described in the biographical paragraphs provided below in determining to nominate or appoint that person as a director for the Bank. In addition the board has at times considered the importance of maintaining a continuity of relevant knowledge, leadership and experience on the board and diversity the candidate would bring to the board when nominating or appointing a candidate.

The following table presents information regarding each of the Bank's directors, and all persons nominated or chosen to become directors, as of the date of this Report. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years. No director has any family relationship with any other director or executive officer of the Bank.

Name	Age	Director Since	Expiration of Current Term as Director
Brian E. Argrett(1)	53	2016	12/31/2017
Travis Cosby, III (1)	58	2014	12/31/2017
Suzanne S. DeFerie (1)	60	2015	12/31/2020
R. Thornwell Dunlap, III (1)	59	2016	12/31/2019
F. Gary Garczynski (2)(3)	70	2007	12/31/2020
William C. Handorf (2)	72	2007	12/31/2019
Scott C. Harvard(1)(4)	62	2017	12/31/2020
Jonathan Kislak (2)	68	2008	12/31/2018
LaSalle D. Leffall, III (2)	54	2007	12/31/2020
Kim C. Liddell (1)	56	2015	12/31/2018
Miriam Lopez (1)	66	2008	12/31/2018
John B. Rucker (2)	65	2017	12/31/2019
Robert L. Strickland, Jr. (2)(3)(4)	65	2007	12/31/2017
Richard A. Whaley (1)	57	2013	12/31/2018
____________

(1)	Member Director

(2)	Independent Director

(3)	Public Interest Director

(4)	Mr. Harvard previously served as a director from 2003-2012. Mr. Strickland previously served as a director from 2002-2004.

Chairman of the board, F. Gary Garczynski, has served as the president of National Capital Land and Development, Inc., a construction and real estate development company in Woodbridge, Virginia, since 1997. Mr. Garczynski served as chairman of the National Housing Endowment from 2004 to 2010 and continues to serve on its executive committee. He previously served as the 2002 President of the National Association of Home Builders (NAHB). Mr. Garczynski serves as a Senior Life Director of NAHB, a Life Director of the Home Builders Association of Virginia, and a Senior Life Director of the Northern Virginia Building Industry Association. He also is a member of the Prince William County, Virginia, Affordable Housing Task Force and a three-term appointee to the Virginia Housing Commission. Mr. Garczynski serves a gubernatorial appointment through 2018 as vice chairman of the Commonwealth Transportation Board and has previously served as a director on the Northern Virginia Transportation Authority. Mr. Garczynski's public interest experience in housing, affordable housing and housing policy supported his nomination as a public interest director.

Vice chairman of the board, Richard A. Whaley, has served as president, chief executive officer, and director of Citizens Bank of Americus in Americus, Georgia, since 2001. From 1989 to 2001, he served as market manager and commercial lender for Wachovia Bank. Mr. Whaley served as chairman of the Georgia Bankers Association from October 2010 to June 2012. Mr. Whaley also served as chairman of the South Georgia Technical College Foundation from 2008 to 2010. He has served as a director of the Georgia Bankers Association Insurance Trust, Inc. since June 2013 and is a veteran of the U.S. Army.

Brian E. Argrett has served as president, chief executive officer, and director of City First Bank of DC since 2011. Previously, Mr. Argrett was founder and managing partner of both Fulcrum Capital Group and Fulcrum Capital Partners, L.P. from 1992 to 2011. He served as president, chief executive officer, and director of Fulcrum Venture Capital Corporation, a federally licensed and regulated Small Business Investment Company, from 1992 to 2011. He currently serves as chairman of the boards of directors of City First Enterprises, a nonprofit bank holding company, and City First Foundation. Mr. Argrett also serves as presidential appointee to the Community Development Advisory Board, chairman of the Community Development Bankers Association, and director of the Washington DC Economic Partnership. From 2006-2009, Mr. Argrett served on the audit committee of First Federal Financial Corp. (NYSE- FED). Mr. Argrett's experience in affordable housing and underserved markets and his SEC and board-level experience supported his appointment to fill the member directorship vacancy.
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

Suzanne S. DeFerie has served as president and chief executive officer of Asheville Savings Bank, S.S.B. in Asheville, North Carolina, since 2008 and its holding company, ASB Bancorp. Inc. (NASDAQ - ASBB) since its incorporation in 2011. Ms. DeFerie also serves a member of the boards of directors for both Asheville Savings Bank and ASB Bancorp. Inc. Prior to becoming chief executive officer, Ms. DeFerie was executive vice president and chief financial officer of Asheville Savings Bank for 16 years.

R. Thornwell Dunlap, III has served as president and chief executive officer of Countybank since 1995 and chairman of its holding company, TCB Corporation, since 2001. He has served on the South Carolina Bankers Association Board of Directors since 2016 and is a past chairman of the Independent Banks of South Carolina Board of Directors. Mr. Dunlap also serves on the Greenwood Partnership Alliance Board of Directors and Executive Committee and is a past chairman. Mr. Dunlap served on the Piedmont Technical College Foundation Board of Directors from 1995 to 2004, and returned to serve in 2010 to present. He has served on the Ten at the Top Board of Directors since 2009 and is a founding director. Mr. Dunlap is a member and past chairman of the Greenwood Rotary Club.

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

Scott C. Harvard has served as president, chief executive officer and director of First National Corporation (OTC - FXNC) since 2011. He served as president, chief executive officer and director of First Bank from 2011 to 2015 and has served as chief executive officer and director of First Bank since 2015. He previously served as a director of the Bank from 2003 to 2012, serving as chairman from 2007-2012. Mr. Harvard served as president, chief executive officer and as a director of Shore Bank from 1985 to 2008 and as president, chief executive officer and director of its parent, Shore Financial Corporation, from 1997 to 2008. He served as executive vice president and director of Hampton Roads Bankshares from 2008 to 2009 and served as a member of the executive committee of the Virginia Bankers Association and on the board of the Virginia Association of Community Banks from 2012-2014. He is also a director of the Community Bankers Bank in Richmond, Virginia. Mr. Harvard was the founder of the United Way of Virginia's Eastern Shore and currently serves as a director of the United Way of the Northern Shenandoah Valley. He has also served on the Council of Federal Home Loan Banks.
Jonathan Kislak has served as principal and chairman of the board of Antares Capital Corporation, a venture capital firm investing equity capital in expansion stage companies and management buyout opportunities, since 1999. From 1993 to 2005, Mr. Kislak served as president and chairman of the board of Kislak Financial Corporation, a community bank holding company in Miami, Florida. From 2013-2016, Mr. Kislak served on the board of directors and chair of the audit committee of Cherry Hill Mortgage Investment Corp. (NYSE - CHMI). Mr. Kislak's experience in economics and finance supported his nomination as an independent director.

LaSalle D. Leffall, III is president of LDL Financial, a corporate advisory and investment firm he founded in 2006. From 2002 to 2006, he was a senior executive of The NHP Foundation, one of the nation's largest nonprofit owners of affordable multifamily housing, and served as president and chief operating officer. In October and November 2008, he served as acting chief executive officer. From 1996 to 2002, Mr. Leffall was an investment banker in the mergers and acquisitions divisions of UBS and Credit Suisse in New York, New York. In 1992, Mr. Leffall began his career as an attorney in the corporate department of Cravath, Swaine & Moore in New York, New York. Mr. Leffall has served on the board of directors for Mutual of America Investment Corporation and Mutual of America Institutional Funds, registered investment companies, from 2011 through the present. He is a member of the New York State Bar, District of Columbia Bar, Council on Foreign Relations, The Federal City Council, and The Economic Club

of Washington, D.C. Mr. Leffall earned a B.A., magna cum laude, in History from Harvard College followed by the simultaneous completion of a J.D., cum laude, from Harvard Law School and M.B.A. from Harvard Business School. Mr. Leffall's experience in finance, law, and affordable multifamily housing, and derivatives knowledge supported his nomination as an independent director.

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

John B. Rucker has served as managing director of Stifel, Nicolaus & Company, Incorporated (“Stifel”), an investment banking firm, since 2015, and manages Stifel’s affordable housing business. Mr. Rucker was a founding partner and managing director of Merchant Capital, L.L.C., a public finance investment banking firm, from 1987 to 2015, which was aquired by Stifel in 2015. He was a member of Fannie Mae’s Southeast Regional Housing Advisory Council and Fannie Mae’s National Housing Impact Advisory Council in 2004 and 2005. He has also served on the board of directors of the National Housing & Rehabilitation Association since 2003. Mr. Rucker served on the Bank’s Affordable Housing Advisory Council from 2012 to 2016, serving as its vice chairman from 2014 to 2015 and as its chairman in 2016. Mr. Rucker's experience as a lawyer and in affordable housing finance supported his appointment to fill the independent directorship vacancy.

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

As of the date of this Report, the Bank has 14 directors, eight of whom are member directors and six of whom are independent directors. None of the Bank's directors is an “inside” director. That is, none of the Bank's directors is a Bank employee or officer. Further, as the Bank's capital stock may only be owned by members, former members, and certain non-members, the Bank's directors cannot personally own stock or stock options in the Bank. However, each of the member directors is an officer or director of an institution that is a member of the Bank and that is encouraged to, and does, engage in transactions with the Bank on a regular basis.

Finance Agency Regulations Regarding Independence

The Finance Agency's director independence standards prohibit an individual from serving as a member of the Bank's Audit Committee if he or she has one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director under the Finance Agency's independence standards, regardless of whether he or she serves on the Audit Committee. As of March 9, 2017, each of the Bank's directors was independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 9, 2017, directors Garczynski, Handorf, Kislak, Leffall, and Rucker, each an independent director, were independent. Based upon the fact that each member director is a senior official of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with the Bank, and that such transactions occur frequently and are encouraged, the board determined that none of the member directors presently meets the independence criteria under the NYSE independence standards. For the same reasons, because Mr. Strickland is a senior official of a housing associate that has transacted business with the Bank, the board has determined that he does not meet the independence criteria under the NYSE independence standards.

It is possible that under the NYSE objective criteria for independence (particularly the criterion regarding the amount of business conducted with the Bank by the director's institution), a member director could meet the independence standard on a particular day. However, because the amount of business conducted by a member director's institution may change frequently, and because the Bank generally desires to increase the amount of business it conducts with each member, the directors deemed it inappropriate to draw distinctions among the member directors based upon the amount of business conducted with the Bank by any director's institution at a specific time. The same reasoning generally applies to Mr. Strickland.

Compensation Committee

The board has a Governance and Compensation Committee, composed of directors Dunlap, Harvard, Liddell, Lopez, Garczynski, Rucker, Strickland and Whaley. As the Bank's Governance and Compensation Committee may only recommend actions to the full board regarding governance practices and compensation and benefits programs, which the full board may approve or disapprove, the board assesses the independence of the full board under the NYSE's standards for compensation committees. The board determined that, as of March 9, 2017, each of directors Garczynski, Handorf, Kislak, Leffall, and Rucker, was independent under the NYSE independence standards for compensation committee members, but for the reasons noted above, none of the member directors or Mr. Strickland was independent under such standards.

Audit Committee

The board has a standing Audit Committee, composed of directors Argrett, Cosby, DeFerie, Garczynski, Handorf, Kislak, Leffall, and Whaley. The board determined that, as of March 9, 2017, each of directors Garczynski, Handorf,

Kislak, and Leffall was independent under the NYSE independence standards for audit committee members, but, for the reasons noted above, none of the member directors serving on the Audit Committee was independent under such standards. The board also determined that each of directors Argrett, DeFerie, Handorf, Kislak, Leffall, and Whaley is an “audit committee financial expert” within the meaning of the SEC rules.

The board also assesses the independence of the Audit Committee members under Section 10A(m)(3) of the Exchange Act. As of March 9, 2017, each of the Bank's directors was independent under these criteria. As stated above, the board determined that each member of the Audit Committee was independent under the Finance Agency's standards applicable to the Bank's Audit Committee.

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

The Bank's internal management is overseen by the president and chief executive officer and delegated to other senior managers and internal management committees. The Bank has determined that this leadership structure is the most effective means of actively engaging the board of directors in risk management oversight while utilizing Bank management to implement and maintain sound risk management practices.

Compensation Committee Interlocks and Insider Participation

The board has a Governance and Compensation Committee that recommends actions to the full board regarding governance practices and compensation and benefits programs, which the full board of directors may approve or disapprove. None of the directors serving on the board in 2016 has at any time been an officer or employee with the Bank. None of the Bank's executive officers served during 2016 or is serving on the board of directors or the compensation committee of any entity whose executive officers served on the Bank's board of directors.

Executive Officers

The following table presents the names, ages, and titles of the executive officers of the Bank and all persons chosen to become executive officers as of the date of this Report. No executive officer has any family relationship with any other executive officer or director of the Bank.

Executive Officer	Age	Title
W. Wesley McMullan	53	President and Chief Executive Officer
Kirk R. Malmberg	56	Executive Vice President and Chief Financial Officer
Cathy C. Adams	57	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	48	Executive Vice President and Chief Business Officer
Robert C. Bennett	62	Senior Vice President and Chief Information Officer
Julia S. Brown	52	Senior Vice President, Corporate Secretary
Bryan Delong	53	Senior Vice President, Director of Human Resources and Staff Services
Arthur L. Fleming	58	Senior Vice President, Director of Community Investment Services
Annette Hunter	52	Senior Vice President, Director of Accounting Operations
Haig H. Kazazian, III	51	Senior Vice President, Treasurer
Robert S. Kovach	53	Senior Vice President, Chief Credit Officer
Eric M. Mondres	62	Senior Vice President, Director of Government and Industry Relations
Reginald T. O'Shields	46	Senior Vice President, General Counsel
Richard A. Patrick	61	Senior Vice President, Chief Audit Officer
William T. Shaw	45	First Vice President, Controller
Ken Yoo	46	Senior Vice President, Chief Risk Officer

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

Kirk R. Malmberg was appointed executive vice president and chief financial officer effective April 1, 2011. He oversees accounting, financial reporting, investment and derivatives operations, and treasury as well as the Bank's credit and collateral services. From 2007 through March 2011, he served as executive vice president and chief credit officer, overseeing collateral services, credit services, community investment services and mortgage program operations. Prior to that, Mr. Malmberg served as senior vice president responsible for the Bank's mortgage programs. He joined the Bank in 2001 as senior vice president, asset-liability management, after having served for five years as senior vice president, treasury, at FHLBank Chicago. Mr. Malmberg earned an M.B.A. from Rice University and a B.A. from Trinity University.

Cathy C. Adams was appointed executive vice president and chief operations officer effective March 1, 2011. She is responsible for overseeing all Bank programs related to information technology, human resources, administrative services, and financial operations management. Ms. Adams was named executive vice president and chief administrative officer in 2008. Previously, she served as senior vice president of staff services from 2004 through 2008. Ms. Adams joined the Bank in 1986. She earned an M.B.A. in management from Georgia State University and a B.A. in business administration from Tift College.

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

Julia S. Brown serves as senior vice president and corporate secretary. The board of directors appointed Ms. Brown to serve as corporate secretary in April 2011. Prior to her appointment as corporate secretary, she served as associate general counsel, assistant corporate secretary beginning in 2005, deputy general counsel, assistant corporate secretary beginning in 2007, and first vice president, deputy general counsel for governance beginning in 2009. Before joining the Bank in 2001 as a senior attorney, Ms. Brown practiced commercial real estate law with Sutherland Asbill & Brennan, LLP, in Atlanta, Georgia. She earned a B.S. in Spanish and anthropology from Wellesley College, summa cum laude, and her J.D., cum laude, from Harvard Law School.

Bryan Delong has served as senior vice president, chief human resources officer, since January 1, 2016, having previously served as director of human resources and staff services since 2011. Mr. Delong is responsible for executing the Bank's human resources strategies to include: talent acquisition, total rewards, employee development, diversity and inclusion, and human resources compliance. Mr. Delong also leads the Bank's staff services and property management functions, which include facilities operations, tenant leasing, security, print and mail services, and procurement. A 24-year veteran of the Bank, Mr. Delong previously served as the assistant director of human resources with responsibility for managing the Bank's compensation, benefits, human resources information systems, and employee development programs. Prior to joining the Bank in 1993, Mr. Delong worked at LOMA as a compensation consultant and AT&T as a training specialist. Mr. Delong holds an M.S. in industrial and organizational psychology from Radford University, an M.A. in human resources development from Georgia State University, and a B.A. in English from Earlham College. He holds a certification as a Professional in Human Resources.

Arthur L. Fleming has served as senior vice president, director of community investment services, directing the Bank's community investment, economic development, and affordable housing products and services, since 2007. Mr. Fleming has experience in a variety of financial services, legal, housing development, and academic roles. Before joining the Bank, Mr. Fleming was chief lending and investment officer for the Opportunity Finance Network, Inc., a national community development financial institution. He also served as the senior director for the southeast region and director of housing finance for the Fannie Mae Foundation; the senior vice president, managing director of housing initiatives at GMAC; founder and executive director of the Community Financing Consortium, Inc; and an attorney/senior associate for the FAU/FIU Joint Center for Environmental and Urban Problems. Mr. Fleming earned his undergraduate degree from Florida State University, and a master's degree in Urban and Regional Planning and a J.D. from the University of Florida.

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

Robert S. Kovach has served as senior vice president, chief credit officer since January 2012, directing the Bank's credit and collateral services and collateral risk management operations. Prior to joining the Bank in 2010 as director of collateral services, Mr. Kovach served a variety of roles with FHLBank Pittsburgh from 1996 to 2010, including director of collateral services, chief investment officer, and director of internal audit. He also served as a field manager and a senior examiner for the Office of Thrift Supervision. Mr. Kovach holds a chartered financial analyst designation and earned a B.S. in chemistry from Dickinson College.

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

William T. Shaw has served as first vice president and controller of the Bank since June 28, 2014. Mr. Shaw oversees financial reporting, accounting policy, and derivatives hedge accounting. From 2009 to 2013 he served as vice president, director of accounting policy. Mr. Shaw was promoted to director of accounting policy and financial reporting in 2013 and to first vice president in January, 2014. Before joining the Bank as assistant vice president, manager of accounting policy in 2008, Mr. Shaw served as vice president of accounting and assistant controller for First Charter Corporation, director of SEC reporting for Novelis Inc., manager of inspections with the Public Company Accounting Oversight Board, and various manager roles with PricewaterhouseCoopers LLP. He received his B.S. in accounting and master’s degree in accountancy from Brigham Young University. He is also a certified public accountant.

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

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

Introduction

This section describes and analyzes the Bank's 2016 compensation program for its chief executive officer, chief financial officer, and the three other most highly-compensated executive officers. These executive officers are collectively referred to as the Bank's “named executive officers.”

The Bank's named executive officers during 2016 are identified in the following table.

Name	Title
W. Wesley McMullan	President and Chief Executive Officer
Kirk R. Malmberg	Executive Vice President and Chief Financial Officer
Cathy C. Adams	Executive Vice President and Chief Operations Officer
Robert F. Dozier, Jr.	Executive Vice President and Chief Business Officer
Robert S. Kovach	Senior Vice President, Chief Credit Officer

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

Use of compensation consultant. The governance and compensation committee of the board of directors selected and engaged Willis Towers Watson to provide assistance in evaluating the Bank's executive compensation programs for 2016. Willis Towers Watson reports directly to the committee with respect to executive compensation.

Consideration of competitive compensation levels. The Bank's executive compensation program is designed to be appropriately competitive with prevailing practices in the broader financial services industry, consistent with the Bank's business and risk profile. As part of each compensation review process, the board considers (1) the total cash compensation (including base salary and target incentive compensation), retirement benefits, perquisites and other benefits, severance agreements, and change in control agreements, at FHLBanks of similar size and complexity based on total assets, advance activity, membership, and scope of operations, and (2) the median and 75th percentiles for base pay, bonus pay, and total cash compensation offered at certain comparable commercial banks and financial services organizations. The companies that were included in the peer groups for 2016 are listed below in "Compensation Decisions in 2016 - Overview." The board used this data to assess competitive levels of compensation for the Bank's executives and did not target any named executive officer's compensation to a specific percentile of such executive officer's comparable position in the peer groups.

The board does not evaluate specifically the multiples by which a named executive officer's cash compensation is greater than that of non-executive employees when setting executive compensation. The Bank is exempt from SEC proxy rules and does not provide shareholder advisory “say on pay” votes regarding executive compensation.

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

Under the capital classifications rules issued by the Finance Agency, a significantly undercapitalized FHLBank is prohibited from paying any bonus to an executive officer, or giving any salary increase to an executive officer without the prior written approval of the Director. The Bank was not undercapitalized during 2016.

Compensation Decisions in 2016
Overview
The board of directors bases its compensation decisions on both objective criteria related to the Bank's performance and subjective criteria related to general executive performance. Among the various criteria the board considered in evaluating the named executive officers' performance in 2016 were:

•	achievement of performance objectives for 2016 as determined by the board;

•	fulfillment of the Bank's public policy mission;

•	demonstration of leadership and vision for the Bank;

•
implementation and maintenance of effective business strategies and operations, legal and regulatory compliance programs, risk management activities, and internal controls commensurate with the Bank's size, scope, and complexity;

•	establishment and maintenance of strong relationships between the Bank and its customers, shareholders, employees, regulators, and other stakeholders; and

•	the Bank's 2016 financial results.

Base Salary

Mr. McMullan was appointed president and chief executive officer effective December 16, 2010. His base salary during 2016 was $800,000, which represents a 6.52 percent increase from 2015. In determining the base salary for Mr. McMullan, the board considered data developed by Willis Towers Watson regarding the cash compensation provided by two different groups:

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

• Associated Banc-Corp        • First Horizon National
• Bank of the West        • Huntington Bancshares
• City National Bank        • People’s Bank
• Commerce Bancshares        • Synovus Financial Corporation
• East West Bank        • Webster Bank
• Everbank            • BOK Financial

The median asset size for the Commercial Bank Peers was $27.9 billion. According to the historical data provided to the board by Willis Towers Watson, Mr. McMullan's salary was at the median base salary for the presidents of the FHLB Peers and below the median base salary for Commercial Bank Peers.

In order to review sufficient market data in determining the base salaries for Mr. Malmberg, and for Ms. Adams and Mr. Dozier, whose positions are not as precisely mirrored at other institutions, the board also considered compensation data supplied by Willis Towers Watson from the following financial services organizations with assets between $20 billion and $65 billion (Financial Service Peers):

• Anthem            • Great American Insurance

• Associated Banc-Corp        • Humana
• Assurant            • Huntington Bancshares
• Bank of the West        • Markel
• BOK Financial        • People's Bank
• Chubb            • Phoenix Companies
• Cigna            • Progressive
• City National Bank        • Reinsurance Group of America
• CNO Financial        • Synovus Financial Corporation
• Commerce Bancshares        • TD Ameritrade
• Cullen Frost Bankers        • Unum
• East West Bank        • Visa
• First Horizon National        • Webster Bank

The median asset size for the Financial Service Peers was $29.1 billion.

According to the historical data provided to the board by Willis Towers Watson, the base salaries of Mr. Malmberg, Ms. Adams, and Mr. Dozier were at or below the median base salaries for comparable positions at the considered FHLB Peers, and below the median base salaries for comparable positions at the considered Commercial Bank Peers and Financial Service Peers. Following this review, the board opted to increase the existing base salaries for 2016 as follows:

• Mr. Malmberg to $495,000 (a 4.65 percent increase)
• Ms. Adams to $480,000 (a 4.80 percent increase)
• Mr. Dozier to $475,000 (a 4.86 percent increase)

Mr. Kovach's base salary for 2016 was $390,000. In setting Mr. Kovach's base salary, the president considered a broad-based compensation survey of all FHLBanks. Mr. Kovach's base salary is above the 75th percentile of base salaries of comparable positions at the other FHLBanks. The president considered this pay level to be appropriate based on the scope of Mr. Kovach's responsibility and his tenure in the FHLBank System.

Incentive Compensation

The following table presents the 2016 award opportunities, as established by the board under the ICP, expressed as a percentage of base pay earnings during the year.

2016 Award Opportunities

	Percent of Base Salary (%)
Title	Threshold	Target	Maximum
President and Chief Executive Officer	40.00	75.00	98.00
Executive Vice President	30.00	55.00	80.00
Senior Vice President	24.00	48.00	70.00

These percentages are the same as the award percentages established for 2015.
For 2016, the board established three incentive goals under the ICP, which correlate to the shareholder focus and risk management performance priorities reflected in the Bank's strategic plan. Each of these goals is described in more detail below. Awards for senior vice presidents also included individual and team goals. The board of directors established threshold, target, and maximum performance levels for each quantitative incentive goal. Each goal's “target” performance level is consistent with the assumptions set forth in the annual operating budget, forecasts, and strategic plan. The “threshold” and “maximum” performance levels are designed to reward partial attainment of the goal and performance beyond the forecasted levels, respectively. Factors considered in setting threshold and maximum performance levels include management's projections concerning economic conditions, interest rates, demand for advances products, and balance sheet structure.

The following tables provide the weights and awards for each performance target as a percentage of base salary that the board established for 2016. A description of each of the performance metrics, and the performance against such metrics in 2016, is provided following the tables.

2016 Weights and Awards

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
The Shareholder Focus - Shareholder Activity goal measures the increase in the number of products and services utilized by members during 2016. Performance under this measure was determined by calculating the percentage increase in product utilization as of December 31, 2016, over a product utilization baseline established as of December 31, 2015. The performance goals were 1.00 percent product utilization increase (threshold), 3.50 percent (target), and 7.00 percent (maximum). This goal was substantially the same for each named executive officer, and performance was determined on an overall basis. As of December 31, 2016, the Bank achieved a shareholder activity performance score of 6.85 percent. Based on 2016 performance, the board awarded between the target and maximum level for this goal.

The Risk Management - Risk Appetite goal involves managing the Bank’s key risks at appropriate tolerance levels. Under this measure, the board and management defined the Bank’s key risks and the tolerance levels with respect to those risks. The Bank then scored each key risk based upon whether the Bank was satisfying the defined tolerance level. If the Bank was performing at or better than the defined tolerance level for all key risks, a risk appetite performance score of 100 was achieved. A deduction was applied to the risk appetite performance score for each key risk performing below the defined tolerance level. The amount that was deducted depended upon the extent of the underperformance. The performance goals were 85.0 percent risk appetite performance score (threshold), 95.0 percent risk appetite performance score (target), and 100 percent risk appetite performance score (maximum). This goal was substantially the same for each named executive officer, and performance under these measures was determined on an overall basis. As of December 31, 2016, the Bank achieved a risk appetite performance score of 99.1 percent. Based upon that score, the board awarded between the target and maximum level for this goal.

The Risk Management - ROE Spread to 3-Month LIBOR performance goal relates to the Bank's return on equity (ROE) amount in excess of average three-month LIBOR. This performance measure reflects the Bank's ability to pay quarterly dividends to its members and was established with a sliding scale so that the spread performance metrics become smaller as LIBOR increases. The board of directors could reduce the award for this measure or increase the required ROE spread to LIBOR under certain economic scenarios. For 2016, the performance goals were 250 basis points (threshold), 275 basis points (target), and 300 basis points (maximum). In 2016, the Bank's ROE spread to average three-month LIBOR, after adjusting for the amount the Bank voluntarily contributed to AHP in excess of regulatory requirements, was 337 basis points. Based upon that calculation, the board awarded the maximum level for this goal.

In 2016, the board of directors did not establish individual performance award opportunities for the Bank's president and executive vice presidents. Mr. Kovach's individual goals were focused on shareholder service, risk management and team development. Based upon performance in 2016, Mr. Kovach was awarded the maximum level for this goal.

The following table presents the final award level associated with each performance goal and total award amounts for each named executive officer.

2016 Incentive Compensation Plan Awards

Name	Shareholder Activity (%)	Risk Appetite (%)	ROE Spread to 3-Month LIBOR (%)	Individual/Team Goals (%)	Total Award (%) of Base Salary	Overall Award Level	Total Calculated Award	Deferred Incentive
W. Wesley McMullan	38.81	28.20	29.40	—	96.41	Target-Max	$771,280	$385,640
Kirk R. Malmberg	31.57	22.70	24.00	—	78.27	Target-Max	387,436	193,718
Cathy C. Adams	31.57	22.70	24.00	—	78.27	Target-Max	375,696	187,848
Robert F. Dozier, Jr.	31.57	22.70	24.00	—	78.27	Target-Max	371,782	185,891
Robert S. Kovach	20.72	16.54	17.50	14.00	68.76	Target-Max	268,164	134,082
The amount of incentive compensation earned by each of the named executive officers under the ICP, as shown in the “Total Calculated Award” column in the preceding table is reflected under the “Non-Equity Incentive Compensation Plan” column in the Summary Compensation Table below. The Deferred Incentive portion will be paid, together with positive or negative returns (equal to the Bank's return on equity for the applicable year) over three years (2018-2020) on the following schedule, subject to certain restrictions discussed above:

Deferred Incentive Fee Payout Schedule

Payment Year	Payment
2018	1/3 of balance (± 1-year return)
2019	1/2 of balance (± 2-year return)
2020	Remaining balance (± 3-year return)

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

Perquisites and Other Benefits
All named executive officers are eligible to participate in the benefit plans that are made available to all other employees of the Bank including medical, dental, and vision insurance coverage, group term life and long-term disability insurance coverage, paid vacation, and sick leave. The named executive officers generally participate in these plans on the same basis and terms as all other employees.
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
Severance Plan. Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan). The purpose of the Severance Plan is to facilitate the hiring and retention of senior executives capable of executing the Bank’s strategic priorities, to ensure their continued dedication to the Bank notwithstanding the possibility of a change in control, and to provide them with certain protection and benefits in the event of certain termination events following a defined change in control of the Bank. The board has designated certain of the named executive officers as eligible to participate in the Severance Plan. The Severance Plan is discussed below under "Potential Payments upon Termination or Change in Control."

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

BOARD OF DIRECTORS

F. Gary Garczynski, Chairman	Richard A. Whaley, Vice Chairman
Brian E. Argrett	Jonathan Kislak
Travis Cosby, III	LaSalle D. Leffall, III
Suzanne S. DeFerie	Kim C. Liddell
R. Thornwell Dunlap, III	Miriam Lopez
William C. Handorf	John B. Rucker
Scott C. Harvard	Robert L. Strickland, Jr.

Executive Compensation

Summary Compensation Tables

The following table presents a summary of cash and other compensation earned by the named executive officers for the years ended December 31, 2016, 2015, and 2014. It is important to read this table, and the other tables that follow, closely and in conjunction with the Compensation Discussion and Analysis. The narratives following the tables and the footnotes accompanying each table are important parts of each table.

2016 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d) (1)	Non-Equity Incentive Plan Compensation (e) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f) (3)	All Other Compensation (g) (4)	Total (h)
W. Wesley McMullan President and Chief Executive Officer	2016	$800,000	$100	$799,865	$1,871,447	$69,688	$3,541,100
	2015	751,000	100	757,270	498,478	64,679	2,071,527
	2014	722,000	100	651,166	2,545,955	62,401	3,981,622
Kirk R. Malmberg Executive Vice President and Chief Financial Officer	2016	495,000	600	401,882	775,473	32,682	1,705,637
	2015	473,000	100	387,308	245,184	29,244	1,134,836
	2014	455,000	100	327,033	964,617	28,301	1,775,051
Cathy C. Adams Executive Vice President and Chief Operations Officer	2016	480,000	1,100	389,676	1,123,030	29,873	2,023,679
	2015	458,000	100	374,990	335,020	28,319	1,196,429
	2014	440,000	100	316,213	1,556,293	26,840	2,339,446
Robert F. Dozier, Jr. Executive Vice President and Chief Business Officer	2016	475,000	200	385,605	67,000	28,614	956,419
	2015	453,000	100	370,880	38,000	29,352	891,332
	2014	435,000	100	311,992	66,000	26,050	839,142
Robert S. Kovach Senior Vice President and Chief Credit Officer	2016	390,000	100	278,317	190,000	23,491	881,908

____________
(1) The amounts in column (d) reflect an annual $100 employee appreciation bonus provided to all employees of the Bank. The Bank provides the named executive officers a tax gross-up on this bonus, which amount is included in column (g). The 2016 bonus amounts for Ms. Adams and Messrs. Malmberg and Dozier also includes an award payment of $1,000, $500 and $100, respectively, under the Bank's Service Award Program to recognize employees with five or more years of service. The Service Award Program is administered by the Bank's human resources department and is available to all employees of the Bank under the same general terms and conditions. To the extent the Bank provided a tax gross-up on such awards, those amounts are included in column (g).
(2) The amounts in column (e) reflect the dollar value of all earnings for services performed during the fiscal years ended December 31, 2016, 2015, and 2014 pursuant to awards under the ICP, even though a portion of those awards were subject to certain mandatory deferral requirements. Fifty percent of the ICP awards for each year were subject to mandatory deferral over three years. As discussed in the Compensation Discussion and Analysis, the 2016 non-equity incentive compensation awards were subject to a 30 day review period and receipt of non-objection by the Finance Agency. The Bank received written non-objection from the Finance Agency on February 6, 2017. The amounts in column (e) also include the dollar value of all interest during each year earned on Deferred Incentive related to ICP awards for prior fiscal years, in the following amounts for 2016: $28,585 for Mr. McMullan, $14,446 for Mr. Malmberg, $13,980 for Ms. Adams, $13,823 for Mr. Dozier, and $10,153 for Mr. Kovach.
(3) The amounts in column (f) reflect the sum of (i) the actuarial increase during each fiscal year in present value of the named executive officer's aggregate pension benefits under the Bank's Pension and Excess Plans, computed as described in footnote (1) to the 2016 Pension Benefits table, and (ii) all "above market" earnings earned under the Bank's non-qualified deferred compensation plans. Under SEC rules, "above-market" earnings result when deferrals are credited with interest in excess of 120 percent of the Applicable Federal Rate. The 2016 above-market amounts for Mr. McMullan, Mr. Malmberg, and Ms. Adams were $27,447, $1,473, and $2,030, respectively. These plans are described in greater detail below under “Pension Benefits” and “Deferred Compensation.”
(4) The amounts in column (g) for 2016 consist of the following amounts:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank's non-qualified Defined Contribution Benefit Equalization Plan	Perquisite (2)	Tax Gross-ups (3)	Total
W. Wesley McMullan	$14,769	$33,231	$21,638	$50	$69,688

Kirk R. Malmberg	15,900	13,800	2,891	91	32,682

Cathy C. Adams	15,900	12,900	736	337	29,873

Robert F. Dozier, Jr.	26,500	—	2,062	52	28,614

Robert S. Kovach	5,400	18,000	41	50	23,491

____________
(1) The Bank provided Mr. Dozier with $15,900 in matching 401(k) contributions and $10,600 in automatic 401(k) contributions.
(2) Perquisites are valued at the actual amounts paid by the Bank, and the value of each perquisite for each executive was less than $25,000. The Bank paid premiums for each NEO for the Bank's Business Travel Accidental Death and Dismemberment Policy. The Bank provided Mr. McMullan reimbursement for guest travel to certain business functions, executive health benefits and a $1,500 per month car allowance. The Bank provided Mr. Malmberg and Mr. Dozier reimbursement for executive health benefits. The Bank provided Ms. Adams reimbursement for an airline program membership.
(3) The tax gross-up amount represents Federal Insurance Contributions Act (FICA) tax on the $100 employee appreciation bonus provided to all employees of the Bank and the service awards provided to Ms. Adams, Mr. Malmberg and Mr. Dozier.

Awards of Incentive Compensation in 2016

The following table provides information concerning each grant of an award to a named executive officer in 2016 under the ICP.

2016 Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name (a)	Threshold (b) (1)	Target (c) (1)	Maximum (d) (1)
W. Wesley McMullan	$320,000	$600,000	$784,000
Kirk R. Malmberg	148,500	272,250	396,000
Cathy C. Adams	144,000	264,000	384,000
Robert F. Dozier, Jr.	142,500	261,250	380,000
Robert S. Kovach	93,600	187,200	273,000
____________
(1) Columns (b-d) reflect threshold, target, and maximum payment opportunities under the Bank's ICP for the fiscal year ended December 31, 2016. The actual amounts earned pursuant to the ICP during 2016 are reported under column (e) of the summary compensation table. Fifty percent of the actual amount earned is subject to mandatory deferral. For information on these awards, see “Compensation Discussion and Analysis.”

Retirement Benefits

Pension Benefits

The 2016 Pension Benefits table below provides information with respect to the Pentegra Plan, the Bank's tax-qualified pension plan (Pension Plan), and the Bank's non-qualified excess benefit pension plan (Excess Plan). The table shows the actuarial present value of accumulated benefits as of December 31, 2016, for each of the named executive officers and the number of years of service credited to each named executive under each plan.

Pension Plan

The pension benefits payable under the Pension Plan are based on a pre-established defined benefit formula that provides for an annual retirement allowance and a retirement death benefit. A participant's benefit in the plan vests upon completion of five years of service with the Bank, and the participant then may retire under the plan at the times described below.

Employees hired before July 1, 2005

For participants hired on or before July 1, 2005, the Pension Plan generally provides an annual retirement allowance equal to 2.50 percent of the participant's highest consecutive three-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary and annual short-term incentive compensation.
For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 45. If the participant continues to work for the Bank until the sum of the participant's age and years of service with the Bank equals at least 70, the annual benefit payable following retirement is reduced by 1.50 percent for each year that retirement precedes normal retirement age. If the participant terminates employment before the participant's age and years of service with the Bank total 70, the annual benefit payable following retirement is reduced by six percent for each year between age 64 and 60, by four percent for each year between age 59 and 55, and by three percent for each year between age 54 and 45, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are available beginning at age 50.
Mr. McMullan, Mr. Malmberg, and Ms. Adams participate in the Pension Plan on these terms because they were hired on or before July 1, 2005. Each of them has attained eligibility for immediate early retirement.

Employees hired between July 1, 2005, and February 28, 2011

For participants hired between July 1, 2005, and February 28, 2011, the Pension Plan generally provides an annual retirement allowance equal to 1.50 percent of the participant's highest consecutive five-year average compensation for each year of credited service under the plan (not to exceed 30 years). Average compensation is defined as base salary only. For these participants, the standard retirement age is 65, with reduced early retirement benefits available at age 55. If the participant terminates employment before reaching age 65, the annual benefit payable following retirement is reduced by six percent for each year between age 65 and 60, by four percent for each year between age 60 and 55, in each case, that retirement precedes normal retirement age. For these participants, lump sum payments are not available. Mr. Kovach, hired in 2010, participates in the Pension Plan under these terms and has satisfied the plan vesting requirements, but is not eligible for immediate early retirement.

Employees hired on or after March 1, 2011

The Pension Plan was closed to new participants effective March 1, 2011. Accordingly, Mr. Dozier does not participate in the Pension Plan.

Excess Plan

Payments under the Pension Plan may be limited due to federal tax code limitations. The Excess Plan exists to restore those benefits that executives otherwise would forfeit due to these limitations. The Excess Plan operates using the same benefit formula and retirement eligibility provisions as described above under the Pension Plan. Because the Excess Plan is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the Pension Plan.

Mr. Dozier participates solely in the Excess Plan because he was hired after March 1, 2011. As approved by the board of directors, Mr. Dozier participates in the Excess Plan to the same extent as if he were participating in the Pension Plan (as if he was an employee hired between July 1, 2005, and February 28, 2011). Mr. Dozier has satisfied the plan vesting requirements, but is not eligible for immediate early retirement.

Death Benefits

Death benefits, which do not vary based on date of hire, also are available under the Pension Plan and the Excess Plan. If an employee dies while in active service, his/her beneficiary is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments. If a former employee dies while in retirement, having elected the normal form of retirement benefits, his/her beneficiary also is entitled to a lump sum amount equal to the commuted value of 120 monthly retirement payments less payments received before the former employee died.

2016 Pension Benefits

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (d) (1)	Payments during last fiscal year (e)
W. Wesley McMullan	Pension Plan	28.8	$1,692,000	$—
	Excess Plan	28.8	7,230,000	—
Kirk R. Malmberg (2)	Pension Plan	19.8	1,261,000	—
	Excess Plan	19.8	2,520,000	—
Cathy C. Adams	Pension Plan	30.0	2,022,000	—
	Excess Plan	30.0	4,199,000	—
Robert F. Dozier, Jr. (3)	Pension Plan	—	—	—
	Excess Plan	4.5	214,000	—
Robert S. Kovach (2)	Pension Plan	30.0	1,229,000	—
	Excess Plan	30.0	399,000	—
____________
(1) The “Present Value of Accumulated Benefit” is the present value of the annual pension benefit that was earned as of December 31, 2016, assuming retirement at age 65. Benefits under the Pension Plan were calculated using a 4.14 percent discount rate; 4.17 percent was used to calculate benefits under the Excess Plan.
(2) In accordance with plan provisions, the years of credited service for Mr. Malmberg include 4.0 years credited for prior service earned while employed by FHLBank Chicago and for Mr. Kovach include 23.8 years credited for prior service earned while employed by FHLBank Pittsburgh. The incremental value of this prior service, as valued in the Bank's Excess Plan, using the methodology described in note 1, is $511,000 for Mr. Malmberg and $316,000 for Mr. Kovach.
(3) As noted above, Mr. Dozier is not eligible to participate in the Pension Plan.

Deferred Compensation
Each named executive officer of the Bank is eligible to participate in the Bank's non-qualified, elective deferred compensation plan. Each named executive officer is also eligible to participate in the non-qualified defined contribution benefit equalization plan (DCBEP). Directors are eligible to participate in the deferred compensation plan but are not eligible to participate in the DCBEP.
The deferred compensation plan permits a participant to defer all or a portion of his/her compensation, including base salary and awards under the ICP, and to select the method of determining the earnings on such deferred compensation, based on a range of mutual fund options designed to mirror the Bank's 401(k) Plan. Deferred compensation plan participants also may select an interest crediting rate based on the Bank's return on equity. Distributions from the deferred compensation plan may be made either in a specific year, whether or not a participant's employment has ended, or at a time that begins at or after the participant's retirement or separation. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. The Bank does not match contributions to the deferred compensation plan. Mr. McMullan, Mr. Malmberg and Ms. Adams participated in the deferred compensation plan for the year ended December 31, 2016.
Named executive officers are permitted to defer up to 40.0 percent of salary under the Bank's 401(k) Plan and the DCBEP. The Bank matches the amount contributed by a participant up to six percent of base salary. For employees hired on or after March 1, 2011, including Mr. Dozier, the Bank automatically contributes four percent of base salary into the 401(k) Plan on behalf of the employee, in addition to the six percent match described above.
All Bank contributions to the DCBEP are subject to a two-year vesting period.

The DCBEP, like the 401(k) Plan, is self-directed and provides participants with a range of mutual fund options through the Vanguard Group. Participants earn a market rate of return based on the mutual funds selected. Distributions from the DCBEP begin when a participant's employment has ended. Participants may elect to receive either a lump sum distribution or annual installment payments over periods ranging from two to five years. These plans are designed to encourage additional voluntary savings and to offer a valuable financial planning tool.
The board amended the DCBEP, effective January 1, 2017, to:

•	increase the amount that the Bank contributes to Mr. Dozier under the Bank’s 401(k) Plan and DCBEP by two percent;

•	permit Mr. Dozier to participate in the DCBEP outside of the 401(k) benefit limits imposed by the Internal Revenue Service; and

•	provide an additional contribution by the Bank of 12% of Mr. Dozier’s incentive compensation plan awards to the DCBEP.

In addition, the amendments provided that Mr. Dozier shall be deemed to have satisfied the plan vesting requirements.

The following table presents compensation earned and deferred in 2016, and earnings on, or distributions of, such amounts. In accordance with SEC rules, the amounts shown in the table do not include any amounts in respect of the 401(k) Plan.

2016 Nonqualified Deferred Compensation

Name (a)	Executive Contributions in Last Fiscal Year (b) (1)	Bank Contributions in Last Fiscal Year (c) (2)	Aggregate Earnings In Last Fiscal Year (d) (3)	Aggregate Withdrawals / Distributions (e)	Aggregate Balance at Last Fiscal Year End (f) (4)
W. Wesley McMullan	$419,484	$33,231	$129,705	$—	$2,314,122
Kirk R. Malmberg	75,000	13,800	92,742	—	1,026,975
Cathy C. Adams	196,800	12,900	73,015	(16,695)	1,205,734
Robert F. Dozier, Jr.	—	—	—	—	—
Robert S. Kovach	93,000	18,000	90,485	—	837,247
____________
(1) Amounts under column (b) are included in salary reported for 2016 in column (c) of the 2016 Summary Compensation Table for all named executive officers, except for Mr. McMullan, for whom $56,000 is included in salary reported for column (c) of the 2016 Summary Compensation Table and $363,484 is included in non-equity incentive plan compensation reported in column (e) of the 2016 Summary Compensation Table.
(2) Amounts under column (c) are included in all other compensation amounts reported for 2016 in column (g) of the 2016 Summary Compensation Table.
(3) Amounts under column (d) reflect actual market returns for mutual funds selected by participants and interest credit received under the Bank's core economic income return on equity interest crediting rate.
(4) To the extent that a participant was a named executive officer in prior years, executive and Bank contributions included in the “Aggregate Balance at Last Fiscal Year End” column have been reported as compensation in the Summary Compensation Table for the applicable year.

Potential Payments upon Termination or Change in Control
McMullan Employment Agreement
Mr. McMullan's Employment Agreement provides that upon the Bank's termination of his employment for any reason other than “cause,” or upon Mr. McMullan's termination of his employment for “good reason,” the Bank shall pay a total of one year's base salary in effect at the date of termination in a lump sum within 30 days after Mr. McMullan executes and delivers a general release of claims to the Bank, plus an amount equal to the amount that would have been payable pursuant to Mr. McMullan's incentive compensation award for the year in which the date of termination occurs, prorated based upon the number of days Mr. McMullan was employed that year. The incentive compensation award is based on the Bank's actual performance for the year in which termination occurs and is payable at the time such incentive compensation awards are paid to other senior executives. In addition, Mr. McMullan is entitled to receive certain healthcare replacement costs and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement.
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
The following table presents information about potential payments to Mr. McMullan under his Employment Agreement in the event his employment had terminated on December 31, 2016. He is not entitled to any tax gross-up payments in the event of termination, whether under the 280G "golden parachute" tax rules or otherwise. None of the other executive officers had a severance arrangement with the Bank in 2016.

Potential Payments upon Termination

Cause	Severance			Medical, Dental, and Vision Insurance Benefits	Pension Benefit Enhancements	Other Perquisites	Total
	2016 ICP Award	Deferred Incentive for Prior Periods (1)	Annual Base Salary
Resignation without Good Reason	$—	$—	$—	$—	$—	$—	$—
Involuntary Termination For Cause	—	—	—	—	—	—	—
Involuntary Termination Without Cause	771,280	729,215	800,000	47,143	—	—	2,347,638
Resignation For Good Reason	771,280	729,215	800,000	47,143	—	—	2,347,638
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

•
Amounts accrued and vested through the Bank's Pension Plan and the Excess Plan (the Bank's qualified and non-qualified defined benefit plans). Up to three months of incremental service under the Bank's Pension Plan may be granted, in the sole discretion of the board, if an employee is provided with severance pay.

•
Amounts accrued and vested through the 401(k) Plan and the DCBEP (the Bank's qualified and non-qualified defined contribution plans) and amounts contributed and associated earnings under the Bank's deferred compensation plan.

•	Accrued vacation and applicable retiree medical benefits and applicable retiree life insurance.
In the event of the death or disability of an employee, including a named executive officer, in conjunction with the benefits above, the employee or his/her beneficiary may receive benefits under the Bank's disability plan or payments under the Bank's life insurance plan, as appropriate. Named executive officers also are entitled to receive death benefit payments under the Pension Plan and the Excess Plan, as described under "Retirement Benefits--Death Benefits."
Severance Plan
Effective January 1, 2017, the Bank adopted an Executive Change in Control Severance Plan (Severance Plan).
Overview of the Severance Plan
The Severance Plan provides certain protection and benefits in the event of a Qualifying Termination (as defined below) following a Change in Control (as defined below). The Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants. The Bank’s board designated Messrs. McMullan, Malmberg and Dozier, and Ms. Adams, as participants in the Severance Plan.
Qualifying Termination
“Qualifying Termination” means any separation, termination or other discontinuation of the employment relationship between the Bank and a participant, (A) by the Bank, other than for “cause” (as defined in the Severance Plan); or (B) by the participant, for “good reason” (as defined in the Severance Plan), but does not include a termination resulting from the participant’s death or disability.

The Severance Plan defines “cause” to include:

•	the participant’s failure to perform substantially his/her duties;

•	the participant’s engagement in illegal conduct or willful misconduct injurious to the Bank;

•	the participant’s material violation of law or regulation or of the Bank’s written policies or guidelines;

•	a written request from the Finance Agency requesting that the Bank terminate the participant’s employment;

•	crimes involving a felony, fraud or other dishonest acts;

•	certain other notices from or actions by the Finance Agency;

•	the participant’s breach of fiduciary duty or breach of certain covenants in the Severance Plan; and

•	the participant’s refusal to comply with a lawful directive from the chief executive officer or the board of directors.

The Severance Plan defines “good reason” to include:

•	a material diminution in the participant’s base salary or in his/her duties or authority;

•	the Bank requiring the participant to be based at any office or location other than in Atlanta, Georgia; or

•	or a material breach of the Severance Plan by the Bank.

Under the terms of the Severance Plan, if there is a Qualifying Termination during the period beginning on the earliest of the date a definitive agreement or order for a Change in Control has been entered, or the effective date of a Change of Control as prescribed by the Finance Agency, and ending, in all cases, twenty-four (24) months following the effective date of the Change in Control, the participant becomes entitled to certain severance payments and benefits.
These payments and benefits include the following:

•	The chief executive officer would receive a cash payment equal to 2.5 times his/her annual base salary amount.

•	An executive vice president would receive a cash payment equal to 1.75 times his/her annual base salary amount.

•
Participants would receive a lump sum cash payment equal to the amount that would have been payable pursuant to the participant’s incentive compensation award for the year in which the date of a Qualifying Termination occurs, prorated based on the number of days the participant was employed that year.

•	Participants would receive a lump sum cash payment for outplacement assistance in the amount of $7,500.

In addition, the chief executive officer would receive a cash payment equivalent to 24 months of health continuation coverage, and executive vice presidents would receive a cash payment equivalent to 18 months of health continuation coverage.
The Severance Plan defines a “Change in Control” as:

•	the merger, reorganization, or consolidation of the Bank with or into, or acquisition of the Bank by, another Federal Home Loan Bank or other entity;

•	the sale or transfer of all or substantially all of the business or assets of the Bank to another Federal Home Loan Bank or other entity; or

•
a change in the composition of the Bank’s board that causes the combined number of member directors from the jurisdictions of Alabama, the District of Columbia, Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia to cease to constitute a majority of the Bank’s directors; or

•	the Bank’s liquidation or dissolution.

The payments described above are payable in a lump sum within sixty (60) days following the participant’s employment termination date, except the prorated incentive compensation award, which is payable at the time such incentive compensation awards are paid to other senior executives. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against the Bank before payment occurs. In addition, all payments and benefits remain subject to the Bank’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the Severance Plan. The Severance Plan requires that an individual execute a participation agreement to become a participant in the Severance Plan. Messrs. McMullan, Malmberg and Dozier, and Ms. Adams, each executed a participation agreement to become participants in the Severance Plan, effective January 1, 2017.
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
Directors are reimbursed for reasonable Bank-related travel expenses in accordance with Bank policy. In specified instances, the Bank may reimburse a director for the transportation and other ordinary travel expenses of the director's guest; in 2016, these expenses totaled $30,044.

During 2016, directors received fees for attendance at each board and committee meeting as described below. The following table presents the annual compensation limits applied.

2016 Annual Director Compensation Limits

Title	Amount
Chairman of the Board	$100,000
Vice Chairman of the Board	95,000
Chairman of the Audit Committee	95,000
Other Committee Chairmen (excluding Audit and Executive)	90,000
All Other Directors	80,000
Under the 2016 Directors' Compensation Policy, each director had an opportunity to receive a payment of approximately one-seventh of that director's annual cap for attendance at no less than 75.0 percent of the board meeting and meetings of each committee of the board on which the director serves during each interim period. The first interim period began on December 14, 2015 and ended January 28, 2016 (the day of the first scheduled in-person board meeting for 2016). Each successive interim period began on the calendar day immediately following a scheduled board meeting through and including the day of the next scheduled board meeting, with the seventh interim period ending on December 11, 2016 after the seventh scheduled in-person board meeting. Under the policy, after the end of the seventh interim period and before the seventh payment was made, the governance and compensation committee of the board reviewed the cumulative attendance and performance of each director during 2016 and, in consultation with the chair of the board, recommended to the board a reduction, elimination or increase in the final payment opportunity. No increase could exceed the applicable annual compensation cap.
The following table presents the cash and other compensation earned or paid by the Bank to the members of the board of directors for all services in all capacities during 2016.

2016 Director Compensation
Name (a)	Fees Earned or Paid in Cash (b)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (c) (1)	All Other Compensation (d) (2)	Total (e)
Brian E. Argrett(3)	$34,286	$—	$41	$34,327
Travis Cosby, III	80,000	—	1,041	81,041
Suzanne S. DeFerie	80,000	—	41	80,041
R. Thornwell Dunlap, III	80,000		3,041	83,041
Michael P. Fitzgerald(3)	34,286	—	41	34,327
F. Gary Garczynski	100,000	—	3,041	103,041
William C. Handorf	90,000	—	1,541	91,541
Jonathan Kislak(4)	95,000	—	3,041	98,041
LaSalle D. Leffall, III	90,000	—	1,041	91,041
Kim C. Liddell	80,000	—	41	80,041
Miriam Lopez	90,000		3,041	93,041
John C. Neal	90,000	—	3,041	93,041
H. Gary Pannell(3)	45,714	106	41	45,861
Robert L. Strickland, Jr.	90,000	—	41	90,041
Richard A. Whaley	95,000	522	2,041	97,563
____________
(1) Directors are eligible to participate in the Bank's deferred compensation plan. Directors Dunlap, Lopez, Neal, Pannell and Whaley elected to defer compensation during 2016. Amounts reported for Directors Pannell and Whaley represent above-market earnings on amounts deferred during prior years.
(2) Represents premiums paid by the Bank for each director for the Bank's Business Travel Accidental Death and Dismemberment Policy and matching contributions under the Bank's Once For All Trust charitable matching contribution program.
(3) Director served a portion of 2016.
(4) At the request of the director, the amount in column (b) was paid to a charity of his choosing.

In September 2016, the board of directors approved the 2017 Directors' Compensation Policy, which is substantially similar to the 2016 policy, keeping annual compensation limits at the 2016 level, as presented in the following table.

2017 Annual Compensation Limits

Title	Amount
Chairman of the Board	$100,000
Vice Chairman of the Board	95,000
Chairman of the Audit Committee	95,000
Other Committee Chairmen (excluding Audit and Executive)	90,000
All Other Directors	80,000

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Bank is a cooperative whose members own substantially all of the outstanding capital stock of the Bank and elect the directors of the Bank. The voting right of members is generally limited to the election of the Bank's board of directors. A member is eligible to vote for the number of open member director seats in the state in which its principal place of business is located, and all members are eligible to vote for the number of open independent director seats. Membership is voluntary, and a member must give notice of its intent to withdraw from membership. A member that withdraws from membership may not acquire shares of any FHLBank before the end of the five-year period beginning on the date of the completion of its divestiture of Bank stock.

The Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance. The following table presents the ownership of the Bank's capital stock, which is concentrated within the financial services industry and is stratified across various institution types (in millions).

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	CDFIs	Mandatorily Redeemable Capital Stock	Total
December 31, 2016	$3,393	$366	$1,100	$94	$2	$1	$4,956
December 31, 2015	3,557	368	1,094	81	1	14	5,115
December 31, 2014	3,821	381	872	75	1	19	5,169
December 31, 2013	3,766	290	739	86	2	24	4,907
December 31, 2012	3,641	342	810	104	1	40	4,938

The following table presents information about those members that are beneficial owners of more than five percent of the Bank's capital stock as of February 28, 2017.

Name and Address	Number of Shares Owned	Percent of Total Capital Stock
Bank of America, National Association	13,117,079	25.43
100 North Tryon Street
Charlotte, NC 28255
Navy Federal Credit Union	5,122,687	9.93
820 Follin Lane
Vienna, VA 22180
Capital One, National Association	3,029,700	5.87
1680 Capital One Drive
McLean, VA 22102

Additionally, member directors, which comprise a majority of the board of directors of the Bank, are officers or directors of member institutions that own the Bank's capital stock. The following table presents these institutions as of February 28, 2017.

Member Name	City, State	Number of Shares Owned	Percent of Total Capital Stock
Asheville Savings Bank, S.S.B.	Asheville, NC	28,286	0.05
Marquis Bank	Coral Gables, FL	14,592	0.03
Countybank	Greenwood, SC	7,892	0.02
Community Bankers' Bank	Midlothian, VA	6,560	0.01
First Bank	Strasburg, VA	6,229	0.01
Citizens Bank of Americus	Americus,GA	5,288	0.01
First Community Bank of Central Alabama	Wetumpka, AL	3,021	0.01
1880 Bank	Cambridge, MD	2,847	0.01
City First Bank of D.C., N.A.	Washington, DC	2,314	*
____________
* Represents less than 0.01 percent.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Because the Bank is a cooperative, capital stock ownership is a prerequisite for a member to transact any business with the Bank. The Bank's member directors are officers or directors of member institutions. All directors and any member that holds five percent or more of the Bank's voting securities are classified as related parties under SEC regulations. In the ordinary course of its business, the Bank may transact business with each of the members that has an officer or director serving as a director of the Bank and members that hold five percent or more of the Bank's voting securities. All such transactions:

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

Item 14.     Principal Accountant Fees and Services.

The following table presents the aggregate fees billed to the Bank by PwC (in thousands).

	For the Years Ended December 31,
	2016	2015
Audit fees(1)	$841	$838
Audit-related fees(2)	48	47
All other fees(3)	8	2
Total fees	$897	$887
____________
(1) Audit fees and expenses for the years ended December 31, 2016 and 2015 were for professional services rendered by PwC in connection with the Bank's annual audits and quarterly reviews of the Bank's financial statements.
(2) Audit-related fees and expenses for the years ended December 31, 2016 and 2015 were for certain FHLBank system assurance and related services, as well as fees related to PwC’s participation at conferences.
(3) All other fees for the year ended December 31, 2016 were for non-audit services for a FHLBanks' project related to employee benefits and the annual license for PwC's accounting research software.

The Bank paid additional fees to PwC in the form of assessments paid to the Office of Finance. The Bank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $60,870 and $60,569 in 2016 and 2015, respectively, are not included in the table above.

The Bank is exempt from federal, state, and local taxation. Therefore, no tax-related fees were paid during the years ended December 31, 2016 and 2015.

The Audit Committee of the board of directors has adopted the Audit Committee Pre-Approval Policy (Pre-Approval Policy). In accordance with the Pre-Approval Policy and applicable law, the Audit Committee pre-approves audit services, audit-related services, tax services, and non-audit services to be provided by the Bank's independent registered public accounting firm. The term of any pre-approval is 12 months from the date of pre-approval unless the Audit Committee specifically provides otherwise. On an annual basis, the Audit Committee reviews the list of specific services and projected fees for services to be provided for the next 12 months and pre-approves services as the Audit Committee deems necessary. Under the Pre-Approval Policy, the Audit Committee has granted pre-approval authority to the Chairman and the Vice-Chairman of the Audit Committee, subject to limitation as set forth in the Pre-Approval Policy. The Chairman or the Vice-Chairman must report any pre-approval decisions to the Audit Committee at its next regularly scheduled meeting. New services that have not been pre-approved by the Audit Committee that are in excess of the pre-approval fee level established by the Audit Committee must be presented to the entire Audit Committee for pre-approval. In the years ended December 31, 2016 and 2015, 100 percent of the audit fees, audit-related fees, and all other fees were pre-approved by the Audit Committee.

PART IV.

Item 15.     Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Atlanta, set forth in Item 8 above, are filed as part of this Report.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2016 and 2015
Statements of Income for the Years Ended December 31, 2016, 2015, and 2014
Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014
Statements of Capital Accounts for the Years Ended December 31, 2016, 2015, and 2014
Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
Notes to Financial Statements

(b)	Exhibits. The following exhibits are filed as a part of this Report:

Exhibit No.	Description
3.1	Amended and Restated Organization Certificate of the Federal Home Loan Bank of Atlanta[1]
3.2	Bylaws of the Federal Home Loan Bank of Atlanta (Revised and Restated through January 28, 2016)[2]
4.1	Capital Plan of the Federal Home Loan Bank of Atlanta[3]
10.1	Federal Home Loan Bank of Atlanta Benefit Equalization Plan (2017 restatement)*
10.2	Federal Home Loan Bank of Atlanta Deferred Compensation Plan (2009 revision)4*
10.3	Form of Officer and Director Indemnification Agreement5*
10.4	Federal Home Loan Bank of Atlanta 2017 Directors' Compensation Policy*
10.5	Federal Home Loan Bank of Atlanta Omnibus Annual Incentive Compensation Plan (as amended January 26, 2012)6*
10.6	Employment Agreement, effective as of January 1, 2014, between the Bank and W. Wesley McMullan7*
10.7	Federal Home Loan Bank of Atlanta Executive Change in Control Severance Plan, effective January 1, 2017
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks
10.9	Amended Joint Capital Enhancement Agreement by and among each of the Federal Home Loan Banks[8]
12.1	Statement regarding computation of ratios of earnings to fixed charges
31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 135, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Audit Committee Report
101
Audited financial statements from the Annual Report on Form 10-K of Federal Home Loan Bank of Atlanta for the year ended December 31, 2016, filed on March 9, 2017, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

* Denotes management contract or compensatory plan.
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

Item 16.     Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	March 9, 2017	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 9, 2017	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan
Title: President and Chief Executive Officer

Date:	March 9, 2017	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg
Title: Executive Vice President and Chief Financial Officer

Date:	March 9, 2017	By /s/ William T. Shaw
Name: William T. Shaw
Title: First Vice President and Controller

Date:	March 9, 2017	By /s/ F. Gary Garczynski
Name: F. Gary Garczynski
Title: Chairman of the Board of Directors

Date:	March 9, 2017	By /s/ Richard A. Whaley
Name: Richard A. Whaley
Title: Vice Chairman of the Board of Directors

Date:	March 9, 2017	By /s/ Brian E. Argrett
Name: Brian E. Argrett
Title: Director

Date:	March 9, 2017	By /s/ Travis Cosby, III
Name: Travis Cosby, III
Title: Director

Date:	March 10, 2016	By /s/ Suzanne S. DeFerie
Name: Suzanne S. DeFerie
Title: Director

Date:	March 9, 2017	By /s/ R. Thornwell Dunlap, III
Name: R. Thornwell Dunlap, III
Title: Director

Date:	March 9, 2017	By /s/ William C. Handorf
Name: William C. Handorf
Title: Director

Date:	March 9, 2017	By /s/ Scott C. Harvard
Name: Scott C. Harvard
Title: Director

Date:	March 9, 2017	By /s/ Jonathan Kislak
Name: Jonathan Kislak
Title: Director

Date:	March 9, 2017	By /s/ LaSalle D. Leffall, III
Name: LaSalle D. Leffall, III
Title: Director

Date:	March 9, 2017	By /s/ Kim C. Liddell
Name: Kim C. Liddell
Title: Director

Date:	March 9, 2017	By /s/ Miriam Lopez
Name: Miriam Lopez
Title: Director

Date:	March 9, 2017	By /s/ John B. Rucker
Name: John B. Rucker
Title: Director

Date:	March 9, 2017	By /s/ Robert L. Strickland, Jr.
Name: Robert L. Strickland, Jr.
Title: Director