Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Atlanta
filed 2017-05-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of April 30, 2017 was 48,275,869.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of March 31, 2017	As of December 31, 2016
Assets
Cash and due from banks	$1,041	$1,815
Interest-bearing deposits (including deposits with another FHLBank of $4 and $5 as of March 31, 2017 and December 31, 2016, respectively)	1,207	1,106
Securities purchased under agreements to resell	2,386	1,386
Federal funds sold	11,176	7,770
Investment securities:
Trading securities	260	262
Available-for-sale securities	1,289	1,345
Held-to-maturity securities (fair value of $25,524 and $24,633 as of March 31, 2017 and December 31, 2016, respectively)	25,487	24,641
Total investment securities	27,036	26,248
Advances	90,688	99,077
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	513	524
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	512	523
Accrued interest receivable	176	171
Derivative assets	312	355
Premises and equipment, net	23	24
Other assets	173	196
Total assets	$134,730	$138,671
Liabilities
Interest-bearing deposits	$1,205	$1,118
Consolidated obligations, net:
Discount notes	42,066	41,292
Bonds	84,292	88,647
Total consolidated obligations, net	126,358	129,939
Mandatorily redeemable capital stock	1	1
Accrued interest payable	177	128
Affordable Housing Program payable	73	69
Derivative liabilities	38	107
Other liabilities	213	358
Total liabilities	128,065	131,720
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 as of March 31, 2017 and December 31, 2016	821	787
Subclass B2 issued and outstanding shares: 39 and 42 as of March 31, 2017 and December 31, 2016, respectively	3,829	4,168
Total capital stock Class B putable	4,650	4,955
Retained earnings:
Restricted	326	310
Unrestricted	1,584	1,582
Total retained earnings	1,910	1,892
Accumulated other comprehensive income	105	104
Total capital	6,665	6,951
Total liabilities and capital	$134,730	$138,671

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2017	2016
Interest income
Advances	$(81)	$127
Prepayment fees, net	1	—
Interest-bearing deposits	5	4
Securities purchased under agreements to resell	1	1
Federal funds sold	19	7
Trading securities	3	16
Available-for-sale securities	27	27
Held-to-maturity securities	85	67
Mortgage loans	7	9
Total interest income	67	258
Interest expense
Consolidated obligations:
Discount notes	68	63
Bonds	199	101
Interest-bearing deposits	2	1
Total interest expense	269	165
Net interest (expense) income	(202)	93
Noninterest income (loss)
Net losses on trading securities	(2)	(9)
Net gains (losses) on derivatives and hedging activities	313	(2)
Standby letters of credit fees	7	8
Other	1	—
Total noninterest income (loss)	319	(3)
Noninterest expense
Compensation and benefits	20	20
Other operating expenses	9	9
Finance Agency	2	2
Office of Finance	2	2
Other	1	1
Total noninterest expense	34	34
Income before assessments	83	56
Affordable Housing Program assessments	8	6
Net income	$75	$50

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2017	2016
Net income	$75	$50
Other comprehensive income (loss):
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Net change in fair value on other-than-temporarily impaired available-for-sale securities	—	(9)
Other comprehensive income related to pension and postretirement benefit plans	1	—
Total other comprehensive income (loss)	1	(9)
Total comprehensive income	$76	$41

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	12	1,264	—	—	—	—	1,264
Repurchase/redemption of capital stock	(17)	(1,735)	—	—	—	—	(1,735)
Net shares reclassified to mandatorily redeemable capital stock	—	(1)	—	—	—	—	(1)
Comprehensive income (loss)	—	—	10	40	50	(9)	41
Cash dividends on capital stock	—	—	—	(52)	(52)	—	(52)
Balance, March 31, 2016	46	$4,629	$265	$1,573	$1,838	$66	$6,533

Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	20	2,034	—	—	—	—	2,034
Repurchase/redemption of capital stock	(23)	(2,331)	—	—	—	—	(2,331)
Net shares reclassified to mandatorily redeemable capital stock	—	(8)	—	—	—	—	(8)
Comprehensive income	—	—	16	59	75	1	76
Cash dividends on capital stock	—	—	—	(57)	(57)	—	(57)
Balance, March 31, 2017	47	$4,650	$326	$1,584	$1,910	$105	$6,665

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$75	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(18)	(5)
Net change in fair value adjustment on derivatives and related hedging activities	36	5
Net change in fair value adjustment on trading securities	2	9
Net change in:
Accrued interest receivable	(5)	(6)
Other assets	22	6
Affordable Housing Program payable	4	3
Accrued interest payable	49	60
Other liabilities	(31)	(10)
Total adjustments	59	62
Net cash provided by operating activities	134	112
Investing activities
Net change in:
Interest-bearing deposits	255	(412)
Securities purchased under agreements to resell	(1,000)	(1,007)
Federal funds sold	(3,406)	(404)
Trading securities:
Proceeds from principal collected	—	224
Available-for-sale securities:
Proceeds from principal collected	71	78
Held-to-maturity securities:
Net change in short-term	(350)	—
Proceeds from principal collected	1,766	1,060
Purchases of long-term	(2,376)	(2,533)
Advances:
Proceeds from principal collected	86,936	68,504
Made	(78,979)	(56,412)
Mortgage loans:
Proceeds from principal collected	28	29
Purchases from another FHLBank	(18)	—
Proceeds from sale of foreclosed assets	1	4
Purchase of premise, equipment, and software	(1)	(1)
Net cash provided by investing activities	2,927	9,130

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Three Months Ended March 31,
	2017	2016
Financing activities
Net change in interest-bearing deposits	87	72
Net payments on derivatives containing a financing element	(10)	(19)
Proceeds from issuance of consolidated obligations:
Discount notes	158,899	144,787
Bonds	9,260	11,094
Payments for debt issuance costs	(2)	(2)
Payments for maturing and retiring consolidated obligations:
Discount notes	(158,123)	(154,075)
Bonds	(13,584)	(11,288)
Proceeds from issuance of capital stock	2,034	1,264
Payments for repurchase/redemption of capital stock	(2,331)	(1,735)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(8)	(2)
Cash dividends paid	(57)	(52)
Net cash used in financing activities	(3,835)	(9,956)
Net decrease in cash and due from banks	(774)	(714)
Cash and due from banks at beginning of the period	1,815	1,751
Cash and due from banks at end of the period	$1,041	$1,037
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$158	$53
Affordable Housing Program assessments, net	$4	$3
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$8	$1
Held-to-maturity securities acquired with accrued liabilities	$22	$—
Transfers of mortgage loans to real estate owned	$1	$2

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 1—Basis of Presentation

The accompanying unaudited interim financial statements of the Federal Home Loan Bank of Atlanta (Bank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). To prepare the financial statements in conformity with GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and income and expenses during the reporting period. Actual results could be different from these estimates. The foregoing interim financial statements are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods, have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2017, or for other interim periods. The unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which are contained in the Bank’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2017 (Form 10-K).

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank's 2016 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of March 31, 2017.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Premium Amortization on Purchased Callable Debt Securities. In March 2017, the Financial Accounting Standards Board (FASB) issued guidance intended to better align the amortization period of callable debt securities held at a premium to expectations incorporated in market pricing on the underlying securities. This guidance shortens the amortization period for certain callable debt securities held at a premium by requiring that the premium be amortized to the earliest call date. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2018. Early application is permitted although the Bank does not intend to adopt this guidance early. This guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the fiscal year in which this guidance is adopted. The Bank is in the process of evaluating this guidance, but this guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued guidance intended to improve the presentation of net periodic pension and postretirement benefit costs. This guidance requires an employer to report the service cost component in the same line item as compensation costs on the income statement, while the other components of net benefit cost are required to be presented separately from the service cost component. Additionally, this guidance only allows the service cost component to be eligible for capitalization, when applicable. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017. Early application is permitted although the Bank does not intend to adopt this guidance early. This guidance will be applied on a retrospective basis for the separate presentation of the service cost component and other components on the income statement. This guidance will be applied on a prospective basis for the capitalization of the service cost component in assets. This guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance intended to reduce diversity in how cash receipts and cash payments are presented and classified on the Statements of Cash Flows for certain transactions. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017. Early application is permitted although the Bank does not intend to adopt this guidance early. The adoption of this guidance will not have an impact on the Bank's financial condition, results of operations, or cash flows.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance intended to improve the timeliness of recording credit losses on loans and other financial instruments held by financial institutions and other organizations. This guidance requires all expected credit losses for financial assets that are held at the reporting date to be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Credit losses related to available-for-sale securities will be recorded through an allowance for credit losses. Additionally, this guidance amends the accounting for purchased financial assets with credit deterioration and requires enhanced disclosures that provide additional information to help financial statement users better understand significant estimates and judgments. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2019. Early application is permitted for the interim and annual periods beginning after December 15, 2018, although the Bank does not intend to adopt this guidance early. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations will depend upon the composition of the financial assets held by the Bank at the adoption date, as well as the economic conditions and forecasts at that time.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Financial instruments and other contractual rights are excluded from the scope of this new revenue recognition guidance and will continue to be accounted for under existing guidance. In 2017 and 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance becomes effective for the Bank for the interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Early application is permitted although the Bank does not intend to adopt this guidance early. Because the majority of contracts with the Bank's members are excluded from the scope of this guidance, the adoption of this guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of March 31, 2017	As of December 31, 2016
Government-sponsored enterprises debt obligations	$259	$261
State or local housing agency debt obligations	1	1
Total	$260	$262
The following table presents net losses on trading securities.

	For the Three Months Ended March 31,
	2017	2016
Net losses on trading securities held at period end	$(2)	$(6)
Net losses on trading securities that matured during the period	—	(3)
Net losses on trading securities	$(2)	$(9)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2017	$1,165	$4	$128	$—	$1,289
As of December 31, 2016	$1,221	$6	$130	$—	$1,345

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of March 31, 2017	2	$19	$—	8	$131	$4	10	$150	$4
As of December 31, 2016	1	$14	$—	10	$189	$6	11	$203	$6

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2017	$759	$3	$98	$—	$854
As of December 31, 2016	$792	$5	$102	$—	$889

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of March 31, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$350	$—	$—	$350	$—	$—	$—	$—
State or local housing agency debt obligations	76	—	—	76	76	—	—	76
Government-sponsored enterprises debt obligations	6,118	6	5	6,119	6,041	3	5	6,039
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	195	2	—	197	209	2	—	211
Government-sponsored enterprises residential	11,034	58	29	11,063	10,752	44	43	10,753
Government-sponsored enterprises commercial	6,980	8	5	6,983	6,773	2	11	6,764
Private-label residential	734	6	4	736	790	5	5	790
Total	$25,487	$80	$43	$25,524	$24,641	$56	$64	$24,633

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of March 31, 2017
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	11	$2,427	$5	—	$—	$—	11	$2,427	$5
Mortgage-backed securities:
Government-sponsored enterprises residential	15	1,416	15	68	2,229	14	83	3,645	29
Government-sponsored enterprises commercial	42	1,321	3	10	979	2	52	2,300	5
Private-label residential	4	10	—	49	310	4	53	320	4
Total	72	$5,174	$23	127	$3,518	$20	199	$8,692	$43

	As of December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	10	$2,532	$5	—	$—	$—	10	$2,532	$5
Mortgage-backed securities:
Government-sponsored enterprises residential	46	2,813	22	63	2,206	21	109	5,019	43
Government-sponsored enterprises commercial	52	4,147	6	22	1,540	5	74	5,687	11
Private-label residential	6	10	—	56	432	5	62	442	5
Total	114	$9,502	$33	141	$4,178	$31	255	$13,680	$64

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

	As of March 31, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,741	$2,743	$2,454	$2,455
Due after one year through five years	3,397	3,397	3,487	3,484
Due after five years through ten years	406	405	176	176
Total non-mortgage-backed securities	6,544	6,545	6,117	6,115
Mortgage-backed securities	18,943	18,979	18,524	18,518
Total	$25,487	$25,524	$24,641	$24,633

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of March 31, 2017	$163	$—	$1	$162
As of December 31, 2016	$177	$—	$2	$175

Note 6—Other-than-temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. The financial amounts related to the Bank's other-than-temporary impairment are not material to the Bank's financial condition or results of operations for the periods presented.

The following table presents a roll-forward of the amount of credit losses on the Bank’s investment securities recognized in earnings during the life of the securities for which a portion of the other-than-temporary loss was recognized in accumulated other comprehensive income.

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$455	$505
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(15)	(12)
Balance, end of period	$440	$493

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 7—Advances

Redemption Terms. The following table presents the Bank's advances outstanding.

	As of March 31, 2017	As of December 31, 2016
Due in one year or less	60,532	47,325
Due after one year through two years	6,985	8,244
Due after two years through three years	4,457	5,904
Due after three years through four years	5,345	5,859
Due after four years through five years	4,990	11,846
Due after five years	8,021	19,110
Total par value	90,330	98,288
Discount on AHP (1) advances	(5)	(5)
Discount on EDGE (2) advances	(3)	(4)
Hedging adjustments	366	798
Total	$90,688	$99,077
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of March 31, 2017	As of December 31, 2016
Due or convertible in one year or less	60,905	47,935
Due or convertible after one year through two years	6,706	7,724
Due or convertible after two years through three years	4,580	5,943
Due or convertible after three years through four years	5,333	5,867
Due or convertible after four years through five years	5,008	11,866
Due or convertible after five years	7,798	18,953
Total par value	$90,330	$98,288

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of March 31, 2017	As of December 31, 2016
Fixed-rate:
Due in one year or less	$49,557	$38,597
Due after one year	20,588	24,528
Total fixed-rate	70,145	63,125
Variable-rate:
Due in one year or less	10,975	8,728
Due after one year	9,210	26,435
Total variable-rate	20,185	35,163
Total par value	$90,330	$98,288

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $61,774 and $67,493 as of March 31, 2017 and December 31, 2016, respectively. This concentration

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

represented 68.4 percent and 68.7 percent of total advances outstanding as of March 31, 2017 and December 31, 2016, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of March 31, 2017 and December 31, 2016. No advance was past due as of March 31, 2017 and December 31, 2016.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of March 31, 2017	As of December 31, 2016
Medium-term (15 years or less)	$34	$40
Long-term (greater than 15 years)	479	485
Total unpaid principal balance	513	525
Premiums	2	2
Discounts	(2)	(3)
Total	$513	$524

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of March 31, 2017	As of December 31, 2016
Conventional mortgage loans	$482	$492
Government-guaranteed or insured mortgage loans	31	33
Total unpaid principal balance	$513	$525

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$1	$2
Provision for credit losses	—	—
Balance, end of period	$1	$2

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of March 31, 2017	As of December 31, 2016
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$12	$12
Collectively evaluated for impairment	472	481
Total recorded investment	$484	$493

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of March 31, 2017
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$15	$3	$18
Past due 60-89 days	4	1	5
Past due 90 days or more	11	—	11
Total past due mortgage loans	30	4	34
Total current mortgage loans	454	27	481
Total mortgage loans (1)	$484	$31	$515
Other delinquency statistics:
In process of foreclosure (2)	$7	$—	$7
Seriously delinquent rate (3)	2.31%	2.24%	2.31%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$11	$—	$11
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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of March 31, 2017	As of December 31, 2016
Fixed-rate	$22,336	$23,674
Step up/down	2,649	2,534
Simple variable-rate	59,308	62,408
Total par value	$84,293	$88,616

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of March 31, 2017		As of December 31, 2016
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$66,469	1.03	$65,378	0.91
Due after one year through two years	11,850	1.21	17,065	1.05
Due after two years through three years	1,630	1.71	1,849	1.67
Due after three years through four years	1,330	1.68	1,482	1.68
Due after four years through five years	1,328	1.68	1,117	1.58
Due after five years	1,686	2.44	1,725	2.37
Total par value	84,293	1.12	88,616	1.00
Premiums	21		24
Discounts	(11)		(12)
Hedging adjustments	(11)		19
Total	$84,292		$88,647

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of March 31, 2017	As of December 31, 2016
Noncallable	$79,024	$83,487
Callable	5,269	5,129
Total par value	$84,293	$88,616

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of March 31, 2017	As of December 31, 2016
Due or callable in one year or less	$71,463	$70,232
Due or callable after one year through two years	9,910	15,250
Due or callable after two years through three years	1,260	1,399
Due or callable after three years through four years	981	1,103
Due or callable after four years through five years	193	162
Due or callable after five years	486	470
Total par value	$84,293	$88,616

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of March 31, 2017	$42,066	$42,124	0.62
As of December 31, 2016	$41,292	$41,334	0.48

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank's compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements.

	As of March 31, 2017		As of December 31, 2016
	Required	Actual	Required	Actual
Risk based capital	$1,634	$6,561	$1,701	$6,848
Total regulatory capital ratio	4.00%	4.87%	4.00%	4.94%
Total regulatory capital (1)	$5,389	$6,561	$5,547	$6,848
Leverage capital ratio	5.00%	7.31%	5.00%	7.41%
Leverage capital	$6,736	$9,842	$6,934	$10,273
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$1	$14
Net reclassification from capital during the period	8	1
Repurchase/redemption of mandatorily redeemable capital stock	(8)	(2)
Balance, end of period	$1	$13

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

	As of March 31, 2017	As of December 31, 2016
Due after three years through four years	1	1

Note 12—Accumulated Other Comprehensive Income

The following table presents the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Net change in fair value	—	(9)	(9)
Net current period other comprehensive loss	—	(9)	(9)
Balance, March 31, 2016	$(20)	$86	$66

Balance, December 31, 2016	$(20)	$124	$104
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	—	1
Balance, March 31, 2017	$(19)	$124	$105
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
The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank's over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivative dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2016 audited financial statements contained in the Bank’s Form 10-K.

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
The following table presents the notional amount, fair value of derivative instruments (excluding fair value adjustments related to variation margin on daily settled contracts), and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

	As of March 31, 2017			As of December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$47,092	$252	$598	$65,027	$256	$1,029
Derivatives not designated as hedging instruments:
Interest rate swaps	1,148	10	14	1,158	9	31
Interest rate caps or floors	13,500	10	7	15,000	17	13
Mortgage delivery commitments	—	—	—	12	—	—
Total derivatives not designated as hedging instruments	14,648	20	21	16,170	26	44
Total derivatives before netting and collateral adjustments	$61,740	272	619	$81,197	282	1,073
Netting adjustments, cash collateral, and variation margin for daily settled contracts (1)		40	(581)		73	(966)
Derivative assets and derivative liabilities		$312	$38		$355	$107
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted and related accrued interest was $557 and $1,061 as of March 31, 2017 and December 31, 2016, respectively. Cash collateral received and related accrued interest was $22 as of March 31, 2017 and December 31, 2016. Variation margin for daily settled contracts was $87 as of March 31, 2017.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended March 31,
	2017	2016
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$314	$6
Derivatives not designated as hedging instruments:
Interest rate swaps	2	7
Interest rate caps or floors	(1)	(1)
Net interest settlements	(2)	(14)
Total net losses related to derivatives not designated as hedging instruments	(1)	(8)
Net gains (losses) on derivatives and hedging activities	$313	$(2)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended March 31,
	2017				2016
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$425	$(109)	$316	$(77)	$(467)	$485	$18	$(147)
Consolidated obligations:
Bonds	(30)	28	(2)	32	67	(77)	(10)	79
Discount notes	3	(3)	—	(3)	6	(8)	(2)	(5)
Total	$398	$(84)	$314	$(48)	$(394)	$400	$6	$(73)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

For cleared derivatives, the Clearinghouse is the Bank's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two Clearinghouses for all cleared derivative transactions: LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. The Bank continues to characterize variation margin payments with LCH.Clearnet LLC as cash collateral. At both Clearinghouses, initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

The Bank presents derivative instruments and the related cash collateral (including initial and certain variation margin) that is received or pledged, plus the associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts.

	As of March 31, 2017		As of December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$58	$177	$70	$370
Cleared derivatives	214	442	212	703
Total gross recognized amount	272	619	282	1,073
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts:(1)
Uncleared derivatives	(57)	(139)	(69)	(263)
Cleared derivatives	97	(442)	142	(703)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts (1)	40	(581)	73	(966)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts:
Uncleared derivatives	1	38	1	107
Cleared derivatives	311	—	354	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	312	38	355	107
Net unsecured amounts: (2)
Uncleared derivatives	1	38	1	107
Cleared derivatives	311	—	354	—
Total net unsecured amount (2)	$312	$38	$355	$107
____________
(1) Variation margin for daily settled contracts was $87 as of March 31, 2017.
(2) The Bank had net credit exposure of $312 and $346 as of March 31, 2017 and December 31, 2016, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.
Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of March 31, 2017 was $114, for which the Bank has posted collateral with a fair value of $82 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $22 of collateral at fair value to its uncleared derivative counterparties as of March 31, 2017.

Note 14—Estimated Fair Values

The Bank records trading securities, available-for-sale securities, derivative assets and liabilities, and grantor trust assets (publicly-traded mutual funds) at estimated fair value on a recurring basis. Fair value is defined under GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the transaction, the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in the market.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of March 31, 2017 and December 31, 2016.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of March 31, 2017 and December 31, 2016.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of March 31, 2017 and December 31, 2016.

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

	As of March 31, 2017
	Fair Value Measurements Using			Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$259	$—	$—	$259
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	260	—	—	260
Available-for-sale securities:
Private-label residential MBS	—	—	1,289	—	1,289
Derivative assets:
Interest-rate related	—	272	—	40	312
Grantor trust (included in Other assets)	38	—	—	—	38
Total assets at fair value	$38	$532	$1,289	$40	$1,899
Liabilities
Derivative liabilities:
Interest-rate related	$—	$619	$—	$(581)	$38
Total liabilities at fair value	$—	$619	$—	$(581)	$38
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract.

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

	For the Three Months Ended March 31,
	2017	2016
Balance, beginning of period	$1,345	$1,662
Total (losses) gains realized and unrealized: (1)
Included in other comprehensive income	—	(9)
Accretion of credit losses in net interest income	15	12
Settlements	(71)	(78)
Balance, end of period	$1,289	$1,587
____________
(1) Related to available-for-sale securities held at period end.

Described below are the Bank's fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.

Cash and due from Banks. The estimated fair value approximates the recorded carrying value due to the short-term nature and negligible credit risk.

Interest-bearing deposits assets and liabilities. The estimated fair values of overnight interest-bearing deposits approximate the carrying values.

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

All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “resultant” price. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the resultant price. Alternatively, if the analysis does not provide evidence that an outlier is more representative of the fair value, and the resultant price is the best estimate, then the resultant price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no resultant price, and the final price is determined by an evaluation of all outlier prices as described above.

Four vendor prices were received for a majority of the Bank's investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of March 31, 2017 and December 31, 2016. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2017 and December 31, 2016.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of March 31, 2017 and December 31, 2016.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2017 and December 31, 2016. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of March 31, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts (1)
Assets:
Cash and due from banks	$1,041	$1,041	$1,041	$—	$—	$—
Interest-bearing deposits	1,207	1,207	—	1,207	—	—
Securities purchased under agreements to resell	2,386	2,386	—	2,386	—	—
Federal funds sold	11,176	11,176	—	11,176	—	—
Trading securities	260	260	—	260	—	—
Available-for-sale securities	1,289	1,289	—	—	1,289	—
Held-to-maturity securities	25,487	25,524	—	24,788	736	—
Advances	90,688	90,738	—	90,738	—	—
Mortgage loans held for portfolio, net	512	552	—	552	—	—
Accrued interest receivable	176	176	—	176	—	—
Derivative assets	312	312	—	272	—	40
Grantor trust assets (included in Other assets)	38	38	38	—	—	—
Liabilities:
Interest-bearing deposits	1,205	1,205	—	1,205	—	—
Consolidated obligations, net:
Discount notes	42,066	42,053	—	42,053	—	—
Bonds	84,292	84,413	—	84,413	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	177	177	—	177	—	—
Derivative liabilities	38	38	—	619	—	(581)
____________
(1) Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	As of December 31, 2016
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustment (1)
Assets:
Cash and due from banks	$1,815	$1,815	$1,815	$—	$—	$—
Interest-bearing deposits	1,106	1,106	—	1,106	—	—
Securities purchased under agreements to resell	1,386	1,386	—	1,386	—	—
Federal funds sold	7,770	7,770	—	7,770	—	—
Trading securities	262	262	—	262	—	—
Available-for-sale securities	1,345	1,345	—	—	1,345	—
Held-to-maturity securities	24,641	24,633	—	23,843	790	—
Advances	99,077	99,062	—	99,062	—	—
Mortgage loans held for portfolio, net	523	569	—	569	—	—
Accrued interest receivable	171	171	—	171	—	—
Derivative assets	355	355	—	282	—	73
Grantor trust assets (included in Other assets)	37	37	37	—	—	—
Liabilities:
Interest-bearing deposits	1,118	1,118	—	1,118	—	—
Consolidated obligations, net:
Discount notes	41,292	41,293	—	41,293	—	—
Bonds	88,647	88,768	—	88,768	—	—
Mandatorily redeemable capital stock	1	1	1	—	—	—
Accrued interest payable	128	128	—	128	—	—
Derivative liabilities	107	107	—	1,073	—	(966)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $832,863 and $859,361 as of March 31, 2017 and December 31, 2016, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of March 31, 2017 and December 31, 2016. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of March 31, 2017 and December 31, 2016.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's outstanding commitments, which represent off-balance sheet obligations.

	As of March 31, 2017			As of December 31, 2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,471	$20,404	$28,875	$10,934	$21,734	$32,668
Commitments to fund additional advances	225	200	425	100	200	300
Unsettled consolidated obligation bonds, at par (2)	89	—	89	15	—	15
Commitments to purchase mortgage loans	—	—	—	12	—	12
____________

(1)
"Expire Within One Year" includes 14 standby letters of credit for a total of $58 and 12 standby letters of credit for a total of $34 as of March 31, 2017 and December 31, 2016, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $109 and $135 as of March 31, 2017 and December 31, 2016, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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

	As of March 31, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$1,184	25.46	$27,511	30.46	$—	0.01
Navy Federal Credit Union	509	10.94	11,618	12.86	134	11.10

	As of December 31, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$745	15.03	$17,176	17.48	$16	1.41
Navy Federal Credit Union	589	11.88	13,495	13.73	156	13.93
Bank of America, National Association	504	10.17	11,511	11.71	—	0.01

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

Forward-looking statements may include statements related to, among others, the interest rate environment, demand for Bank advances and FHLBank consolidated obligations, gains and losses on derivatives, plans to pay dividends and repurchase excess capital stock, future other-than-temporary impairment charges, future classification of securities, and the impact of housing reform and other regulatory changes. These statements may involve matters pertaining to, but not limited to: projections regarding revenue, income, earnings, capital expenditures, dividends, the capital structure and other financial items; statements of plans or objectives for future operations; expectations for future economic performance; and statements of assumptions underlying certain of the foregoing types of statements.

The forward-looking statements may not be realized due to a variety of factors, including, but not limited to risks and uncertainties relating to economic, competitive, governmental, technological and marketing factors, as well as those risk factors provided under Item 1A of the Bank’s Form 10-K and Item 1A in Part II of this quarterly report on Form 10-Q.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of March 31, 2017 and December 31, 2016, and results of operations for the first quarter of 2017 and 2016. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2016.

Executive Summary

Financial Condition

As of March 31, 2017, total assets were $134.7 billion, a decrease of $3.9 billion, or 2.84 percent, from December 31, 2016. This decrease was primarily due to a $8.4 billion, or 8.47 percent, decrease in advances, partially offset by a $5.3 billion, or 14.5 percent, increase in total investments.

As of March 31, 2017, total liabilities were $128.1 billion, a decrease of $3.7 billion, or 2.77 percent, from December 31, 2016. This decrease was primarily due to a $3.6 billion, or 2.76 percent, decrease in consolidated obligations as a result of lower advance balances and decreased funding needs during the period.

As of March 31, 2017, total capital was $6.7 billion, a decrease of $286 million, or 4.12 percent, from December 31, 2016. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock resulting from a decrease in total outstanding advances during the period.

Results of Operations

The Bank recorded net income of $75 million for the first quarter of 2017, an increase of $25 million, or 49.6 percent, from net income of $50 million for the same period in 2016. The increase in net income was primarily due to an increase in interest rates during the period. The Federal Reserve raised interest rates in December 2016 and March 2017.

Net interest income decreased by $295 million for the first quarter of 2017, compared to the same period in 2016. This decrease is primarily due to prepayments of previously restructured and redesignated advances. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income for the first quarter of 2017. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The remaining change in net interest income is primarily related to increased investment securities earnings and increased advance rates, partially offset by increased interest expense.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average LIBOR. The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank's ROE was 4.29 percent for the first quarter of 2017, compared to 3.02 percent for the same period in 2016. This increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR increased to 322 basis points for the first quarter of 2017, compared to 240 basis points for the same period in 2016. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's interest rate spread was negative 62 basis points for the first quarter of 2017, compared to 25 basis points for the first quarter of 2016. This decrease in the Bank's interest rate spread was primarily due to the prepayments of previously restructured and redesignated advances, which decreased net interest income.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including gradually rising but relatively low interest rates, deposit growth and modest loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Given the large proportion of short-term advances outstanding, the Bank expects that advance balances will continue fluctuating during 2017 as a result of scheduled repayments and prepayments. Money market fund industry demand for short-term Government-sponsored enterprises debt should continue to be strong. Earnings on the Bank’s investment portfolio will continue to be affected by tighter interest rate spreads on new investments as older investments prepay or mature.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Statements of Condition (at period end)
Total assets	$134,730	$138,671	$138,656	$146,093	$132,376
Advances	90,688	99,077	98,005	106,926	92,536
Mortgage loans held for portfolio	513	524	484	520	555
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(2)	(2)
Investments (1)	41,805	36,510	38,290	36,842	37,620
Interest-bearing deposits	1,205	1,118	1,125	1,168	1,156
Consolidated obligations, net:
Discount notes (2)	42,066	41,292	55,162	68,585	60,166
Bonds (2)	84,292	88,647	74,996	68,560	63,830
Total consolidated obligations, net (2)	126,358	129,939	130,158	137,145	123,996
Mandatorily redeemable capital stock	1	1	8	9	13
Affordable Housing Program payable	73	69	62	60	65
Capital stock - putable	4,650	4,955	4,871	5,240	4,629
Retained earnings	1,910	1,892	1,863	1,839	1,838
Accumulated other comprehensive income	105	104	100	93	66
Total capital	6,665	6,951	6,834	7,172	6,533
Statements of Income (for the period ended)
Net interest (expense) income	(202)	68	93	80	93
Reversal of provision for credit losses	—	—	(1)	—	—
Net impairment losses recognized in earnings	—	(1)	(1)	(1)	—
Net losses on trading securities	(2)	(7)	(8)	(6)	(9)
Net gains (losses) on derivatives and hedging activities	313	77	29	15	(2)
Standby letters of credit fees	7	7	6	7	8
Other income (loss)	1	(7)	2	2	—
Noninterest expense	34	38	34	31	34
Income before assessments	83	99	88	66	56
Affordable Housing Program assessments	8	10	9	6	6
Net income	75	89	79	60	50
Performance Ratios (%)
Return on equity (3)	4.29	5.23	4.47	3.55	3.02
Return on assets (4)	0.21	0.26	0.22	0.17	0.15
Net interest margin (5)	(0.58)	0.20	0.26	0.24	0.28
Regulatory capital ratio (at period end) (6)	4.87	4.94	4.86	4.85	4.89
Equity to assets ratio (7)	4.97	4.92	4.85	4.87	4.89
Dividend payout ratio (8)	76.53	66.48	70.20	97.77	104.36

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

March 31, 2017	$832,863
December 31, 2016	859,361
September 30, 2016	837,659
June 30, 2016	826,848
March 31, 2016	773,036

(3) Calculated as net income, divided by average total equity.
(4) Calculated as net income, divided by average total assets.
(5) Net interest margin is net interest income as a percentage of average earning assets.
(6) Regulatory capital ratio is regulatory capital, which does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock, as a percentage of total assets as of period end.
(7) Calculated as average total equity, divided by average total assets.
(8) Calculated as dividends declared during the period divided by net income during the period.

Financial Condition

The following table presents the distribution of the Bank’s total assets, liabilities, and capital by major class as of the dates indicated (dollars in millions). These items are discussed in more detail below.

	As of March 31, 2017		As of December 31, 2016		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$90,688	67.31	$99,077	71.45	$(8,389)	(8.47)
Investment securities	27,036	20.07	26,248	18.93	788	3.00
Other investments	14,769	10.96	10,262	7.40	4,507	43.92
Mortgage loans, net	512	0.38	523	0.38	(11)	(2.15)
Other assets	1,725	1.28	2,561	1.84	(836)	(32.60)
Total assets	$134,730	100.00	$138,671	100.00	$(3,941)	(2.84)
Consolidated obligations, net:
Discount notes	$42,066	32.85	$41,292	31.35	$774	1.88
Bonds	84,292	65.82	88,647	67.30	(4,355)	(4.91)
Deposits	1,205	0.94	1,118	0.85	87	7.82
Other liabilities	502	0.39	663	0.50	(161)	(24.29)
Total liabilities	$128,065	100.00	$131,720	100.00	$(3,655)	(2.77)
Capital stock	$4,650	69.77	$4,955	71.28	$(305)	(6.15)
Retained earnings	1,910	28.66	1,892	27.22	18	0.94
Accumulated other comprehensive income	105	1.57	104	1.50	1	0.63
Total capital	$6,665	100.00	$6,951	100.00	$(286)	(4.12)

Advances

A significant percentage of advances made during the fourth quarter of 2016 and first quarter of 2017 were short-term advances. Total advances decreased by 8.47 percent as of March 31, 2017, compared to December 31, 2016. This decrease was primarily due to maturing short-term advances and prepayments of these advances during the period. As of March 31, 2017, 77.7 percent of the Bank’s advances were fixed-rate, compared to 64.2 percent as of December 31, 2016. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of March 31, 2017 and December 31, 2016, 36.9 percent and 44.6 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 1.03 percent and 0.68 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of March 31, 2017		As of December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$48,078	53.23	$38,941	39.62
Adjustable or variable rate indexed	19,982	22.12	34,930	35.54
Hybrid	19,631	21.73	21,453	21.83
Convertible	1,293	1.43	1,497	1.52
Amortizing (2)	1,346	1.49	1,467	1.49
Total par value	$90,330	100.00	$98,288	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of March 31, 2017	As of December 31, 2016	Amount	Percent
Investment securities:
Certificates of deposit	$350	$—	$350	100.00
State or local housing agency debt obligations	77	77	—	0.01
Government-sponsored enterprises debt obligations	6,377	6,302	75	1.19
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	195	209	(14)	(6.87)
Government-sponsored enterprises residential	11,034	10,752	282	2.63
Government-sponsored enterprises commercial	6,980	6,773	207	3.05
Private-label residential	2,023	2,135	(112)	(5.23)
Total mortgage-backed securities	20,232	19,869	363	1.83
Total investment securities	27,036	26,248	788	3.00
Other investments:
Interest-bearing deposits (1)	1,207	1,106	101	9.13
Securities purchased under agreements to resell	2,386	1,386	1,000	72.16
Federal funds sold	11,176	7,770	3,406	43.84
Total other investments	14,769	10,262	4,507	43.92
Total investments	$41,805	$36,510	$5,295	14.50
____________

(1)
Interest-bearing deposits include a $1.2 billion and $1.1 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of March 31, 2017 and December 31, 2016.

The increase in total investments was primarily due to an increase in federal funds sold from December 31, 2016 to March 31, 2017. As advances matured and prepaid, the Bank invested a portion of the proceeds in federal funds sold. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.
The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. As of March 31, 2017, these investments amounted to 306 percent of the Bank's regulatory capital due to a decrease in regulatory capital that resulted from a decrease in advances. The Bank was in compliance with this regulatory limit at the time of its MBS purchases and will not be required to sell any previously purchased MBS. As of
December 31, 2016, the Bank's MBS to regulatory capital amounted to 288 percent.

Mortgage Loans Held for Portfolio

The Bank had previously ceased purchasing new mortgage loans in 2008. However, during 2016, the Bank and FHLBank Indianapolis began participating in the funding of a master commitment with a member of FHLBank Indianapolis in which the Bank acquired $90 million in mortgage loans. The decrease in mortgage loans held for portfolio from December 31, 2016 to March 31, 2017, was primarily due to the maturity and prepayment of these assets during the period, partially offset by new mortgage loans acquired through the participation in the master commitment with the FHLBank Indianapolis.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank's conventional mortgage loan portfolio is concentrated in that region as of March 31, 2017 and December 31, 2016. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of March 31, 2017	As of December 31, 2016
	Percent of Total	Percent of Total
Florida	23.08	24.44
South Carolina	21.17	22.00
Georgia	10.88	11.18
Virginia	10.19	9.82
North Carolina	8.78	9.08
All other	25.90	23.48
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2016 to March 31, 2017 is a result of a decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.8 percent of the $134.7 billion in total assets as of March 31, 2017, remaining relatively stable compared to the financing ratio of 93.7 percent as of December 31, 2016.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of March 31, 2017 and December 31, 2016, 76.9 percent and 78.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. The Bank had no variable-rate consolidated obligation bonds that were swapped as of March 31, 2017 and December 31, 2016. As of March 31, 2017 and December 31, 2016, 3.52 percent and 38.9 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of March 31, 2017.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On March 15, 2017, the Bank received notification from the Director that, based on December 31, 2016 data, the Bank meets the definition of “adequately capitalized.”

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the first quarter of 2017 and 2016.

Net Income

The following table presents the Bank’s significant income items for the first quarter of 2017 and 2016, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Net interest (expense) income	$(202)	$93	$(295)	(317.17)
Noninterest income (loss)	319	(3)	322	*
Noninterest expense	34	34	—	(0.20)
Affordable Housing Program assessments	8	6	2	49.26
Net income	$75	$50	$25	49.64
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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $361 million and a decrease of $105 million for the first quarter of 2017 and 2016, respectively.

The decrease in net interest income during the first quarter of 2017, compared to the same period in 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity, which resulted in $302 million of accelerated amortization during the first quarter of 2017. This accelerated amortization reduced net interest income during the period and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The prepayments of previously restructured advances primarily relate to a single member institution. The remaining change in net interest income is primarily related to increased investment securities earnings and increased advance rates, partially offset by increased interest expense.

The following table presents spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the first quarter of 2017 and 2016 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in "Noninterest income (loss)" as "Net gains (losses) on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

The Bank's interest rate spread was negative 62 basis points for the first quarter of 2017, compared to 25 basis points for the same period in 2016. This decrease is primarily due to accelerated amortization related to prepayments of previously restructured advances.

	For the Three Months Ended March 31,
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,732	$5	1.19	$2,694	$4	0.52
Securities purchased under agreements to resell	691	1	0.69	1,075	1	0.33
Federal funds sold	10,390	19	0.74	7,723	7	0.37
Investment securities (2)	25,932	115	1.80	26,271	110	1.68
Advances	102,391	(80)	(0.32)	97,226	127	0.53
Mortgage loans (3)	525	7	5.24	570	9	6.04
Loans to other FHLBanks	—	—	—	4	—	0.36
Total interest-earning assets	141,661	67	0.19	135,563	258	0.76
Allowance for credit losses on mortgage loans	(1)			(2)
Other assets	1,942			1,858
Total assets	$143,602			$137,419
Liabilities and Capital
Interest-bearing deposits (4)	$1,171	2	0.61	$1,201	1	0.27
Consolidated obligations, net:
Discount notes	44,990	68	0.61	65,713	63	0.38
Bonds	89,268	199	0.91	61,661	101	0.66
Other borrowings	3	—	5.07	13	—	4.69
Total interest-bearing liabilities	135,432	269	0.81	128,588	165	0.51
Other liabilities	1,039			2,116
Total capital	7,131			6,715
Total liabilities and capital	$143,602			$137,419
Net interest income and net yield on interest-earning assets		$(202)	(0.58)		$93	0.28
Interest rate spread			(0.62)			0.25
Average interest-earning assets to interest-bearing liabilities			104.60			105.42
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the first quarter of 2017, compared to the same period in 2016, were primarily rate related.

	For the Three Months Ended March 31,
	2017 vs. 2016
	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(2)	$3	$1
Securities purchased under agreements to resell	(1)	1	—
Federal funds sold	3	9	12
Investment securities	(1)	6	5
Advances	7	(214)	(207)
Mortgage loans	(1)	(1)	(2)
Total	5	(196)	(191)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	1	1
Consolidated obligations, net:
Discount notes	(24)	29	5
Bonds	54	44	98
Total	30	74	104
Decrease in net interest income	$(25)	$(270)	$(295)
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (loss) (dollars in millions).

	For the Three Months Ended March 31,		Increase (Decrease)
	2017	2016	Amount	Percent
Net losses on trading securities	$(2)	$(9)	$7	75.30
Net gains (losses) on derivatives and hedging activities	313	(2)	315	*
Standby letters of credit fees	7	8	(1)	(7.44)
Other	1	—	1	311.85
Total noninterest income (loss)	$319	$(3)	$322	*
____________
* Not meaningful

The increase in total noninterest income during the first quarter of 2017, compared to the same period in 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity, which resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the period and was offset by a corresponding increase in net gains on derivatives and hedging activities. The remaining increase in net gains on derivatives and hedging activities is primarily related to changes in interest rates during the period.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended March 31, 2017
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest expense:
Amortization or accretion of hedging activities in net interest expense (1)	$(314)	$—	$1	$—	$—	$(313)
Net interest settlements included in net interest expense (2)	(77)	—	32	(3)	—	(48)
Total effect on net interest expense	$(391)	$—	$33	$(3)	$—	$(361)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$316	$—	$(2)	$—	$—	$314
Losses on derivatives not receiving hedge accounting including net interest settlements	—	—	—	—	(1)	(1)
Total net gains (losses) on derivatives and hedging activities	316	—	(2)	—	(1)	313
Net losses on trading securities (3)	—	(2)	—	—	—	(2)
Total effect on noninterest income	$316	$(2)	$(2)	$—	$(1)	$311
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Three Months Ended March 31, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(34)	$—	$2	$—	$—	$(32)
Net interest settlements included in net interest income (2)	(147)	—	79	(5)	—	(73)
Total effect on net interest income	$(181)	$—	$81	$(5)	$—	$(105)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$18	$—	$(10)	$(2)	$—	$6
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(5)	1	—	(4)	(8)
Total net gains (losses) on derivatives and hedging activities	18	(5)	(9)	(2)	(4)	(2)
Net losses on trading securities (3)	—	(9)	—	—	—	(9)
Total effect on noninterest loss	$18	$(14)	$(9)	$(2)	$(4)	$(11)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the first quarter of 2017, compared to the same period in 2016. The increase in Affordable Housing Program assessments during the first quarter of 2017, compared to the same period in 2016, is due to the increase in income before assessments during the period.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first quarter of 2017. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first quarter of 2017.

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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of March 31, 2017 and December 31, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of March 31, 2017 and December 31, 2016. The FHLBanks had $959.3 billion in aggregate par value of consolidated obligations issued and outstanding, $126.4 billion of which was attributable to the Bank as of March 31, 2017. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.

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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of March 31, 2017.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

As of March 31, 2017, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.
Finance Agency Final Rule on Acquired Member Assets. On December 19, 2016, the Finance Agency published the final Acquired Member Assets (AMA) rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that qualify as AMA to include (i) mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and (ii) certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk-sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for eligible AMA loan assets and pool loans in lieu of a NRSRO ratings model. The assets delivered must now be credit enhanced by the member to at least the FHLBank determined AMA investment grade level instead of to a specific NRSRO rating; and

•
retained the option to allow a member to meet its credit enhancement obligation by purchasing loan-level supplemental mortgage insurance (SMI) or pool-level insurance once an FHLBank has established standards for qualified insurers.

The Bank does not anticipate that the final rule will have a negative effect on the volume of AMA loan assets or on the Bank's costs of operation.

Finance Agency Final Rule on New Business Activities. On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which an FHLBank must seek approval from the Finance Agency. Under the final rule, acceptance of new types of legally permissible collateral for advances by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the protocol for Finance Agency review of NBAs.

The Bank does not anticipate that the final rule will materially affect the Bank.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $591 million as of March 31, 2017.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of March 31, 2017		As of December 31, 2016
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	16	$3,490	24	$3,424
2	41	15,189	42	17,447
3	79	41,289	75	18,012
4	87	13,465	95	17,605
5	113	7,347	103	17,613
6	69	7,539	80	21,466
7	32	927	31	1,349
8	6	99	8	139
9	11	74	9	98
10	18	320	23	380

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Six borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $22.6 billion as of March 31, 2017.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of March 31, 2017	$90,330	$324,899	69.56	4.07	26.37
As of December 31, 2016	98,288	305,884	68.29	3.77	27.94
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of March 31, 2017 and December 31, 2016.

Investments

The Bank is subject to credit risk on unsecured investments, such as interest-bearing deposits, certificate of deposits, and federal funds sold. These investments are generally transacted with government agencies and large financial institutions that are considered to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backing, so that full and timely payment of principal and interest on such security is expected, and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.
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

	As of March 31, 2017
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$1,435	$—	$—	$—	$1,435
Canada	1,985	—	—	—	1,985
France	1,965	—	—	—	1,965
Germany	1,270	—	—	—	1,270
Netherlands	1,255	—	—	—	1,255
Norway	1,225	—	—	—	1,225
Sweden	1,306	—	—	—	1,306
Switzerland	—	—	—	22	22
United States of America	735	1,207	350	—	2,292
Total	$11,176	$1,207	$350	$22	$12,755
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $8.9 billion as of December 31, 2016 to $12.7 billion as of March 31, 2017. Australia & New Zealand Banking Group had 11.3 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of March 31, 2017, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of March 31, 2017 and December 31, 2016 (in millions), based on their credit rating as of March 31, 2017 and December 31, 2016, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of March 31, 2017
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
Certificates of deposit	$—	$350	$—	$—	$—	$—	$—	$—	$—	$—	$—	$350
State or local housing agency debt obligations	—	77	—	—	—	—	—	—	—	—	—	77
Government-sponsored enterprises debt obligations	—	6,377	—	—	—	—	—	—	—	—	—	6,377
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	195	—	—	—	—	—	—	—	—	—	195
Government-sponsored enterprises residential	—	11,034	—	—	—	—	—	—	—	—	—	11,034
Government-sponsored enterprises commercial	462	6,518	—	—	—	—	—	—	—	—	—	6,980
Private-label	—	2	15	237	375	160	646	8	78	493	9	2,023
Total mortgage-backed securities	462	17,749	15	237	375	160	646	8	78	493	9	20,232
Total investment securities	462	24,553	15	237	375	160	646	8	78	493	9	27,036
Other investments:
Interest-bearing deposits	—	4	1,158	45	—	—	—	—	—	—	—	1,207
Securities purchased under agreements to resell	—	636	750	1,000	—	—	—	—	—	—	—	2,386
Federal funds sold	—	2,060	8,771	345	—	—	—	—	—	—	—	11,176
Total other investments	—	2,700	10,679	1,390	—	—	—	—	—	—	—	14,769
Total investments	$462	$27,253	$10,694	$1,627	$375	$160	$646	$8	$78	$493	$9	$41,805
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $33 million as of March 31, 2017.

	As of December 31, 2016
	Carrying Value (1)
	Investment Grade				Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$77	$—	$—	$—	$—	$—	$—	$—	$—	$—	$77
Government-sponsored enterprises debt obligations	—	6,302	—	—	—	—	—	—	—	—	—	6,302
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	209	—	—	—	—	—	—	—	—	—	209
Government-sponsored enterprises residential	—	10,752	—	—	—	—	—	—	—	—	—	10,752
Government-sponsored enterprises commercial	463	6,310	—	—	—	—	—	—	—	—	—	6,773
Private-label residential	—	3	20	255	398	172	621	8	91	556	11	2,135
Total mortgage-backed securities	463	17,274	20	255	398	172	621	8	91	556	11	19,869
Total investment securities	463	23,653	20	255	398	172	621	8	91	556	11	26,248
Other investments:
Interest-bearing deposits	—	5	1,056	45	—	—	—	—	—	—	—	1,106
Securities purchased under agreements to resell	—	886	500	—	—	—	—	—	—	—	—	1,386
Federal funds sold	—	1,855	5,165	750	—	—	—	—	—	—	—	7,770
Total other investments	—	2,746	6,721	795	—	—	—	—	—	—	—	10,262
Total investments	$463	$26,399	$6,741	$1,050	$398	$172	$621	$8	$91	$556	$11	$36,510
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $35 million as of December 31, 2016.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of March 31, 2017 and December 31, 2016.

Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of March 31, 2017 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of March 31, 2017 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$2	$—	$2
A	15	—	15
BBB	229	9	238
BB	359	16	375
B	118	43	161
CCC	650	101	751
CC	8	—	8
C	84	—	84
D	473	97	570
unrated	9	—	9
Total unpaid principal balance	$1,947	$266	$2,213
Amortized cost	$1,683	$216	$1,899
Gross unrealized losses	$5	$3	$8
Fair value	$1,804	$221	$2,025
Weighted average percentage of fair value to unpaid principal balance	92.67%	83.29%	91.54%
Original weighted average credit support	9.17%	23.64%	10.91%
Weighted average credit support	5.40%	11.76%	6.16%
Weighted average collateral delinquency	10.90%	17.19%	11.66%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of March 31, 2017.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.70	5.73	24.57	8.00
Alt-A	12.55	18.21	36.16	4.05
Total	13.70	11.54	29.96	6.16
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing price forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that included rates which were 33 percent lower than the base case. The results of the adverse case housing price scenario were immaterial additional other-than-temporary impairment losses.

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

The Bank's over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a clearing agent with a Clearinghouse. Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty.

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of March 31, 2017.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH.Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of March 31, 2017.

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

	As of March 31, 2017
	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$759	$22	$(14)	$8
Liability positions with credit exposure:
Single-A	1,115	(17)	17	—
Triple-B	3,640	(18)	19	1
Cleared derivatives(1)	33,735	(250)	553	303
Total derivative positions with non-member counterparties to which the Bank had credit exposure	39,249	(263)	575	312
Member institutions (2)	313	—	—	—
Total	$39,562	$(263)	$575	$312
____________
(1) Includes $87 million of variation margin for daily settled contracts.
(2) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

	As of December 31, 2016
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$12	$—	$—	$—
Cleared derivatives	944	22	(13)	9
Liability positions with credit exposure:
Single-A	125	—	—	—
Cleared derivatives	49,771	(512)	858	346
Total derivative positions with non-member counterparties to which the Bank had credit exposure	50,852	(490)	845	355
Member institutions (1)	3	—	—	—
Total	$50,855	$(490)	$845	$355
____________
(1) Collateral held with respect to derivatives with member institutions where the Bank is acting as an intermediary represents the amount of eligible collateral physically held by or on behalf of the Bank or collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $22 million of collateral at fair value to its uncleared derivative counterparties as of March 31, 2017.

If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of March 31, 2017, seven of the Bank’s 10 mortgage insurance providers have been rated below "AA" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of March 31, 2017 and December 31, 2016.

Critical Accounting Policies and Estimates

A detailed description of the Bank’s critical accounting policies and estimates is contained in the Bank’s Form 10-K. There have been no material changes to these policies and estimates during the periods presented.

Recently Issued and Adopted Accounting Guidance

See Note 2—Recently Issued and Adopted Accounting Guidance to the Bank’s interim financial statements for a discussion of recently issued and adopted accounting guidance.

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

			As of March 31, 2017	As of December 31, 2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$4,551	$4,761
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	21,734	23,654
		Non-qualifying hedges	—	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	198	227
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	10	10
		Total	26,493	28,692
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	256	256
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	13,854	15,201
		Non-qualifying hedges	150	150
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	5,279	5,144
		Total	19,283	20,495

			As of March 31, 2017	As of December 31, 2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	1,476	16,040
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	13,500	15,000
		Total	13,605	15,105
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	627	597
Stand-alone derivatives
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments	N/A	—	12
Total notional amount			$61,740	$81,197

Interest-rate Risk Exposure Measurement

The Bank measures interest-rate risk exposure by various methods. The primary methods used are (1) calculating the effective duration and convexity of assets, liabilities, and equity under various scenarios; and (2) calculating the theoretical market value of equity. Effective duration, normally expressed in years or months, measures the price sensitivity of the Bank's interest bearing assets and liabilities to changes in interest rates. As effective duration lengthens, market-value changes become more sensitive to interest-rate changes. The Bank employs sophisticated modeling systems to measure effective duration.

Bank policy requires the Bank to maintain its effective duration of equity within a range of +5 years to -5 years, assuming current interest rates, and within a range of +7 years to -7 years, assuming an instantaneous parallel increase or decrease in market interest rates of 200 basis points.

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of March 31, 2017			As of December 31, 2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.37	0.26	0.20	0.36	0.25	0.19
Liabilities	0.21	0.23	0.23	0.20	0.22	0.22
Equity	3.61	0.89	(0.30)	3.55	0.82	(0.32)
Effective duration gap	0.16	0.03	(0.03)	0.16	0.03	(0.03)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of March 31, 2017			As of December 31, 2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$133,286	$134,137	$134,954	$136,659	$137,500	$138,439
Liabilities	126,938	127,506	127,810	130,111	130,660	130,985
Equity	6,348	6,631	7,144	6,548	6,840	7,454
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

As of March 31, 2017, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2017, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

PwC has advised the Bank that for the year ended December 31, 2016, and for the three months ended March 31, 2017, that PwC and certain covered persons had borrowing relationships with two Bank members (referred below as the “Lenders”) who own more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lenders owned more than ten percent of the Bank’s capital stock, the Lenders' voting rights are each less than ten percent;

•	as of March 31, 2017 and December 31, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the Lenders will each be eligible to vote only in the at-large independent directorship election for 2017; and

•	the Lenders are subject to the same terms and conditions for conducting business with the Bank as any other member.

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
Unaudited financial statements from the Quarterly Report on Form 10-Q of Federal Home Loan Bank of Atlanta for the quarter ended March 31, 2017, filed on May 8, 2017, formatted in XBRL: (i) the Statements of Condition, (ii) Statements of Income, (iii) the Statements of Capital, (iv) the Statements of Cash Flows and (v) the Notes to Financial Statements.

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

Federal Home Loan Bank of Atlanta

Date:	May 8, 2017	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	May 8, 2017	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer