Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Atlanta
filed 2017-08-08
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of July 31, 2017 was 47,634,896.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of June 30, 2017	As of December 31, 2016
Assets
Cash and due from banks	$1,070	$1,815
Interest-bearing deposits (including deposits with another FHLBank of $28 and $5 as of June 30, 2017 and December 31, 2016, respectively)	427	1,106
Securities purchased under agreements to resell	1,500	1,386
Federal funds sold	11,374	7,770
Investment securities:
Trading securities	258	262
Available-for-sale securities	1,225	1,345
Held-to-maturity securities (fair value of $25,046 and $24,633 as of June 30, 2017 and December 31, 2016, respectively)	24,968	24,641
Total investment securities	26,451	26,248
Advances	91,590	99,077
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	487	524
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	486	523
Accrued interest receivable	199	171
Derivative assets	354	355
Premises and equipment, net	23	24
Other assets	203	196
Total assets	$133,677	$138,671
Liabilities
Interest-bearing deposits	$1,370	$1,118
Consolidated obligations, net:
Discount notes	51,355	41,292
Bonds	73,822	88,647
Total consolidated obligations, net	125,177	129,939
Mandatorily redeemable capital stock	2	1
Accrued interest payable	112	128
Affordable Housing Program payable	71	69
Derivative liabilities	19	107
Other liabilities	198	358
Total liabilities	126,949	131,720
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 as of June 30, 2017 and December 31, 2016	817	787
Subclass B2 issued and outstanding shares: 39 and 42 as of June 30, 2017 and December 31, 2016, respectively	3,863	4,168
Total capital stock Class B putable	4,680	4,955
Retained earnings:
Restricted	343	310
Unrestricted	1,592	1,582
Total retained earnings	1,935	1,892
Accumulated other comprehensive income	113	104
Total capital	6,728	6,951
Total liabilities and capital	$133,677	$138,671

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Advances	$250	$139	$169	$266
Prepayment fees, net	—	—	1	—
Interest-bearing deposits	6	4	11	8
Securities purchased under agreements to resell	3	1	4	2
Federal funds sold	28	9	47	16
Trading securities	3	10	6	26
Available-for-sale securities	27	25	54	52
Held-to-maturity securities	98	71	183	138
Mortgage loans	6	7	13	16
Total interest income	421	266	488	524
Interest expense
Consolidated obligations:
Discount notes	103	63	171	126
Bonds	202	122	401	223
Interest-bearing deposits	2	1	4	2
Total interest expense	307	186	576	351
Net interest income (expense)	114	80	(88)	173
Noninterest income (loss)
Total other-than-temporary impairment losses	—	(2)	—	(2)
Net amount of impairment losses (reclassified from) recorded in accumulated other comprehensive income	(2)	1	(2)	1
Net impairment losses recognized in earnings	(2)	(1)	(2)	(1)
Net losses on trading securities	(2)	(6)	(4)	(15)
Net gains on derivatives and hedging activities	7	15	320	13
Standby letters of credit fees	7	7	14	15
Other	2	2	3	2
Total noninterest income	12	17	331	14
Noninterest expense
Compensation and benefits	19	17	39	37
Other operating expenses	8	9	17	18
Finance Agency	2	2	4	4
Office of Finance	1	1	3	3
Other	—	2	1	3
Total noninterest expense	30	31	64	65
Income before assessments	96	66	179	122
Affordable Housing Program assessments	10	6	18	12
Net income	$86	$60	$161	$110

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$86	$60	$161	$110
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	—	(1)	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	6	27	6	18
Reclassification of noncredit portion of impairment losses included in net income	2	—	2	—
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	8	26	8	17
Pension and postretirement benefit plans	—	1	1	1
Total other comprehensive income	8	27	9	18
Total comprehensive income	$94	$87	$170	$128

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	29	2,954	—	—	—	—	2,954
Repurchase/redemption of capital stock	(28)	(2,813)	—	—	—	—	(2,813)
Net shares reclassified to mandatorily redeemable capital stock	—	(2)	—	—	—	—	(2)
Comprehensive income	—	—	22	88	110	18	128
Cash dividends on capital stock	—	—	—	(111)	(111)	—	(111)
Balance, June 30, 2016	52	$5,240	$277	$1,562	$1,839	$93	$7,172

Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	43	4,351	—	—	—	—	4,351
Repurchase/redemption of capital stock	(46)	(4,610)	—	—	—	—	(4,610)
Net shares reclassified to mandatorily redeemable capital stock	—	(16)	—	—	—	—	(16)
Comprehensive income	—	—	33	128	161	9	170
Cash dividends on capital stock	—	—	—	(118)	(118)	—	(118)
Balance, June 30, 2017	47	$4,680	$343	$1,592	$1,935	$113	$6,728

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$161	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(9)	(13)
Net change in fair value adjustment on derivatives and related hedging activities	45	79
Net change in fair value adjustment on trading securities	4	15
Net impairment losses recognized in earnings	2	1
Net change in:
Accrued interest receivable	(28)	3
Other assets	(8)	42
Affordable Housing Program payable	1	(4)
Accrued interest payable	(16)	(17)
Other liabilities	(25)	(47)
Total adjustments	(34)	59
Net cash provided by operating activities	127	169
Investing activities
Net change in:
Interest-bearing deposits	937	(685)
Securities purchased under agreements to resell	(114)	2,361
Federal funds sold	(3,604)	(2,959)
Trading securities:
Proceeds from principal collected	—	556
Available-for-sale securities:
Proceeds from principal collected	157	235
Held-to-maturity securities:
Net change in short-term	(350)	—
Proceeds from principal collected	2,984	2,124
Purchases of long-term	(3,098)	(4,021)
Advances:
Proceeds from principal collected	180,752	128,061
Made	(173,649)	(130,200)
Mortgage loans:
Proceeds from principal collected	53	63
Purchases from another FHLBank	(18)	—
Proceeds from sale of foreclosed assets	2	7
Purchase of premise, equipment, and software	(2)	(1)
Net cash provided by (used in) investing activities	4,050	(4,459)

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Six Months Ended June 30,
	2017	2016
Financing activities
Net change in interest-bearing deposits	250	62
Net payments on derivatives containing a financing element	(16)	(45)
Proceeds from issuance of consolidated obligations:
Discount notes	363,936	275,200
Bonds	24,983	32,518
Payments for debt issuance costs	(4)	(5)
Payments for maturing and retiring consolidated obligations:
Discount notes	(353,897)	(276,080)
Bonds	(39,782)	(27,970)
Proceeds from issuance of capital stock	4,351	2,954
Payments for repurchase/redemption of capital stock	(4,610)	(2,813)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(15)	(7)
Cash dividends paid	(118)	(111)
Net cash (used in) provided by financing activities	(4,922)	3,703
Net decrease in cash and due from banks	(745)	(587)
Cash and due from banks at beginning of the period	1,815	1,751
Cash and due from banks at end of the period	$1,070	$1,164
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$429	$252
Affordable Housing Program assessments, net	$16	$15
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$16	$2
Held-to-maturity securities acquired with accrued liabilities	$—	$60
Transfers of mortgage loans to real estate owned	$2	$3

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank's 2016 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of June 30, 2017.

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

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the Statements of Cash Flows for certain transactions. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017. Early application is permitted although the Bank does not intend to adopt this guidance early. The adoption of this guidance will not have an impact on the Bank's financial condition, results of operations, or cash flows.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued guidance intended to improve the timeliness of recording credit losses on loans and other financial instruments held by financial institutions and other organizations. This guidance requires all expected credit losses for financial assets that are held at the reporting date to be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Credit losses related to available-for-sale securities will be recorded through an allowance for credit losses. Additionally, this guidance amends the accounting for purchased financial assets with credit deterioration and requires enhanced disclosures that provide additional information to help financial statement users better understand significant estimates and judgments. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2019. Early application is permitted for the interim and annual periods beginning after December 15, 2018, although the Bank does not intend to adopt this guidance early. While the Bank is in the process of evaluating this guidance, its adoption may result in an increase in the allowance for credit losses, but its impact on the Bank’s financial condition and results of operations will depend upon the composition of the financial assets held by the Bank at the adoption date, as well as the economic conditions and forecasts at that time.

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

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance designed to improve the recognition, measurement, presentation, and disclosure of financial instruments through targeted changes to existing GAAP. This guidance requires the following: (1) use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (3) separate presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, these changes eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 31, 2017. The adoption of this guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Financial instruments and other contractual rights are excluded from the scope of this new revenue recognition guidance and will continue to be accounted for under existing guidance. In 2017 and 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance becomes effective for the Bank for the interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Early application is permitted although the Bank does not intend to adopt this guidance early. Because the majority of the Bank's financial instruments and other contractual rights that generate revenue are covered by other GAAP, the adoption of this guidance is not expected to have a material impact on the Bank's financial condition or results of operations.

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

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of June 30, 2017	As of December 31, 2016
Government-sponsored enterprises debt obligations	$257	$261
State or local housing agency debt obligations	1	1
Total	$258	$262

The following table presents net losses on trading securities.

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2016
	2017	2016	2017	2016
Net losses on trading securities held at period end	$(2)	$(5)	$(4)	$(7)
Net losses on trading securities that matured during the period	—	(1)	—	(8)
Net losses on trading securities	$(2)	$(6)	$(4)	$(15)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2017	$1,093	$2	$134	$—	$1,225
As of December 31, 2016	$1,221	$6	$130	$—	$1,345

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of June 30, 2017	2	$12	$1	5	$108	$1	7	$120	$2
As of December 31, 2016	1	$14	$—	10	$189	$6	11	$203	$6

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2017	$714	$1	$103	$—	$816
As of December 31, 2016	$792	$5	$102	$—	$889

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of June 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Certificates of deposit	$350	$—	$—	$350	$—	$—	$—	$—
State or local housing agency debt obligations	1	—	—	1	76	—	—	76
Government-sponsored enterprises debt obligations	6,323	7	6	6,324	6,041	3	5	6,039
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	181	2	—	183	209	2	—	211
Government-sponsored enterprises residential	10,330	70	15	10,385	10,752	44	43	10,753
Government-sponsored enterprises commercial	7,104	18	4	7,118	6,773	2	11	6,764
Private-label residential	679	8	2	685	790	5	5	790
Total	$24,968	$105	$27	$25,046	$24,641	$56	$64	$24,633

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of June 30, 2017
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	9	$2,441	$6	—	$—	$—	9	$2,441	$6
Mortgage-backed securities:
Government-sponsored enterprises residential	8	897	5	55	1,661	10	63	2,558	15
Government-sponsored enterprises commercial	8	629	3	8	834	1	16	1,463	4
Private-label residential	5	13	—	32	172	2	37	185	2
Total	30	$3,980	$14	95	$2,667	$13	125	$6,647	$27

	As of December 31, 2016
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	10	$2,532	$5	—	$—	$—	10	$2,532	$5
Mortgage-backed securities:
Government-sponsored enterprises residential	46	2,813	22	63	2,206	21	109	5,019	43
Government-sponsored enterprises commercial	52	4,147	6	22	1,540	5	74	5,687	11
Private-label residential	6	10	—	56	432	5	62	442	5
Total	114	$9,502	$33	141	$4,178	$31	255	$13,680	$64

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Redemption Terms. The following table presents the amortized cost and estimated fair value of held-to-maturity securities by contractual maturity. MBS are not presented by contractual maturity because their actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	As of June 30, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,841	$2,840	$2,454	$2,455
Due after one year through five years	3,367	3,367	3,487	3,484
Due after five years through 10 years	406	408	176	176
Due after ten years	60	60	—	—
Total non-mortgage-backed securities	6,674	6,675	6,117	6,115
Mortgage-backed securities	18,294	18,371	18,524	18,518
Total	$24,968	$25,046	$24,641	$24,633

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of June 30, 2017	$148	$1	$1	$148
As of December 31, 2016	$177	$—	$2	$175

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Non-private-label MBS. The unrealized losses related to U.S. agency MBS are caused by interest rate changes, not credit quality. These securities are guaranteed by government agencies or government-sponsored enterprises, and the Bank does not expect these securities to be settled at a price less than their amortized cost basis. In addition, the Bank does not intend to sell these investments, and it is not more likely than not that the Bank will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2017.
Private-label MBS. To assess whether the entire amortized cost basis of its private-label MBS will be recovered, the Bank performs a cash flow analysis for each of its private-label MBS using two third-party models.
The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults, and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSA), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The Bank’s housing price forecast as of June 30, 2017, included a short-term housing price forecast with projected changes ranging from a decrease of five percent to an increase of 11 percent over the 12 month period beginning April 1, 2017. For the vast majority of markets, the projected short-term housing price changes range from an increase of one percent to six percent. Thereafter, a unique path is projected for each geographic area based on an internally developed framework derived from historical data.

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
The following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings for those securities for which an other-than-temporary impairment was determined to have occurred during the three-month period ended June 30, 2017, as well as related current credit enhancement.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	13.21	19.65	23.28	8.33
Alt-A	12.19	17.22	37.07	0.01
Total	12.27	17.42	35.92	0.71
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$440	$493	$455	$505
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	2	1	2	1
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(16)	(14)	(31)	(26)
Balance, end of period	$426	$480	$426	$480

Note 7—Advances

Redemption Terms. The following table presents the Bank's advances outstanding by year of contractual maturity.

	As of June 30, 2017	As of December 31, 2016
Overdrawn demand deposit accounts	$71	$—
Due in one year or less	56,027	47,325
Due after one year through two years	12,438	8,244
Due after two years through three years	6,717	5,904
Due after three years through four years	5,182	5,859
Due after four years through five years	2,516	11,846
Due after five years	8,235	19,110
Total par value	91,186	98,288
Discount on AHP (1) advances	(5)	(5)
Discount on EDGE (2) advances	(3)	(4)
Hedging adjustments	412	798
Total	$91,590	$99,077

___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of June 30, 2017	As of December 31, 2016
Overdrawn demand deposit accounts	$71	$—
Due or convertible in one year or less	56,222	47,935
Due or convertible after one year through two years	12,337	7,724
Due or convertible after two years through three years	6,838	5,943
Due or convertible after three years through four years	5,178	5,867
Due or convertible after four years through five years	2,534	11,866
Due or convertible after five years	8,006	18,953
Total par value	$91,186	$98,288

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of June 30, 2017	As of December 31, 2016
Fixed-rate:
Due in one year or less	$42,039	$38,597
Due after one year	20,756	24,528
Total fixed-rate	62,795	63,125
Variable-rate:
Due in one year or less	14,059	8,728
Due after one year	14,332	26,435
Total variable-rate	28,391	35,163
Total par value	$91,186	$98,288

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $60,285 and $67,493 as of June 30, 2017 and December 31, 2016, respectively. This concentration represented 66.1 percent and 68.7 percent of total advances outstanding as of June 30, 2017 and December 31, 2016, respectively.
Based on the collateral pledged as security for advances, the Bank's credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of June 30, 2017 and December 31, 2016. No advance was past due as of June 30, 2017 and December 31, 2016.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of June 30, 2017	As of December 31, 2016
Medium-term (15 years or less)	$28	$40
Long-term (greater than 15 years)	459	485
Total unpaid principal balance	487	525
Premiums	2	2
Discounts	(2)	(3)
Total	$487	$524

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of June 30, 2017	As of December 31, 2016
Conventional mortgage loans	$458	$492
Government-guaranteed or insured mortgage loans	29	33
Total unpaid principal balance	$487	$525

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$1	$2	$1	$2
Provision for credit losses	—	—	—	—
Balance, end of period	$1	$2	$1	$2

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of June 30, 2017	As of December 31, 2016
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$11	$12
Collectively evaluated for impairment	448	481
Total recorded investment	$459	$493

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank's recorded investment in mortgage loans by these key credit quality indicators.

	As of June 30, 2017
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$9	$3	$12
Past due 60-89 days	3	1	4
Past due 90 days or more	11	—	11
Total past due mortgage loans	23	4	27
Total current mortgage loans	436	26	462
Total mortgage loans (1)	$459	$30	$489
Other delinquency statistics:
In process of foreclosure (2)	$6	$—	$6
Seriously delinquent rate (3)	2.42%	1.23%	2.35%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$11	$—	$11
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The financial amounts related to the Bank's impaired loans and troubled debt restructurings are not material to the Bank's financial condition or results of operations for the periods presented.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of June 30, 2017	As of December 31, 2016
Fixed-rate	$16,536	$23,674
Step up/down	1,979	2,534
Simple variable-rate	55,303	62,408
Total par value	$73,818	$88,616

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of June 30, 2017		As of December 31, 2016
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$57,863	1.13	$65,378	0.91
Due after one year through two years	11,156	1.19	17,065	1.05
Due after two years through three years	1,540	1.57	1,849	1.67
Due after three years through four years	1,236	1.71	1,482	1.68
Due after four years through five years	929	1.64	1,117	1.58
Due after five years	1,094	3.03	1,725	2.37
Total par value	73,818	1.19	88,616	1.00
Premiums	18		24
Discounts	(10)		(12)
Hedging adjustments	(4)		19
Total	$73,822		$88,647

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of June 30, 2017	As of December 31, 2016
Noncallable	$69,764	$83,487
Callable	4,054	5,129
Total par value	$73,818	$88,616

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of June 30, 2017	As of December 31, 2016
Due or callable in one year or less	$60,817	$70,232
Due or callable after one year through two years	10,201	15,250
Due or callable after two years through three years	1,245	1,399
Due or callable after three years through four years	922	1,103
Due or callable after four years through five years	224	162
Due or callable after five years	409	470
Total par value	$73,818	$88,616

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of June 30, 2017	$51,355	$51,450	0.89
As of December 31, 2016	$41,292	$41,334	0.48

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank's compliance with the Federal Housing Finance Agency's (Finance Agency) regulatory capital rules and requirements.

	As of June 30, 2017		As of December 31, 2016
	Required	Actual	Required	Actual
Risk based capital	$1,616	$6,617	$1,701	$6,848
Total regulatory capital ratio	4.00%	4.95%	4.00%	4.94%
Total regulatory capital (1)	$5,347	$6,617	$5,547	$6,848
Leverage capital ratio	5.00%	7.42%	5.00%	7.41%
Leverage capital	$6,684	$9,925	$6,934	$10,273
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$1	$13	$1	$14
Net reclassification from capital during the period	8	1	16	2
Repurchase/redemption of mandatorily redeemable capital stock	(7)	(5)	(15)	(7)
Balance, end of period	$2	$9	$2	$9

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five years redemption period, or with respect to activity-based stock, the later of the expiration of the five years redemption period or the activity’s maturity date.

	As of June 30, 2017	As of December 31, 2016
Due after three years through four years	$1	$1
Due after four years through five years	1	—
Total	$2	$1

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, March 31, 2016	$(20)	$86	$66
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	27	27
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	26	27
Balance, June 30, 2016	$(19)	$112	$93

Balance, March 31, 2017	$(19)	$124	$105
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	—	—
Net change in fair value	—	6	6
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Net current period other comprehensive income	—	8	8
Balance, June 30, 2017	$(19)	$132	$113
____________
(1) Included in Compensation and benefits on the Statements of Income.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	18	18
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	17	18
Balance, June 30, 2016	$(19)	$112	$93

Balance, December 31, 2016	$(20)	$124	$104
Other comprehensive income before reclassifications:
Net change in fair value	—	6	6
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	8	9
Balance, June 30, 2017	$(19)	$132	$113
____________
(1) Included in Compensation and benefits on the Statements of Income.

Note 13—Derivatives and Hedging Activities

Nature of Business Activity
The Bank is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and on its interest-bearing liabilities that finance these assets. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes that it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin, and average maturity of its interest-earning assets and funding sources. The goal of the Bank’s interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits.
The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank's risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank's over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2016 audited financial statements contained in the Bank’s Form 10-K.
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

	As of June 30, 2017			As of December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$44,946	$172	$594	$65,027	$256	$1,029
Derivatives not designated as hedging instruments:
Interest rate swaps	1,017	6	14	1,158	9	31
Interest rate caps or floors	13,500	4	2	15,000	17	13
Mortgage delivery commitments	—	—	—	12	—	—
Total derivatives not designated as hedging instruments	14,517	10	16	16,170	26	44
Total derivatives before netting and collateral adjustments	$59,463	182	610	$81,197	282	1,073
Netting adjustments, cash collateral, and variation margin for daily settled contracts (1)		172	(591)		73	(966)
Derivative assets and derivative liabilities		$354	$19		$355	$107
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted and related accrued interest was $656 and $1,061 as of June 30, 2017 and December 31, 2016, respectively. Cash collateral received and related accrued interest was $21 and $22 as of June 30, 2017 and December 31, 2016. Variation margin for daily settled contracts was $127 as of June 30, 2017.

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$9	$19	$323	$25
Derivatives not designated as hedging instruments:
Interest rate swaps	1	5	3	12
Interest rate caps or floors	(2)	(2)	(3)	(3)
Net interest settlements	(2)	(7)	(4)	(21)
Total net losses related to derivatives not designated as hedging instruments	(3)	(4)	(4)	(12)
Other (1)	1	—	1	—
Net gains on derivatives and hedging activities	$7	$15	$320	$13

_________
(1) Consists of price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended June 30,
	2017				2016
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$(51)	$60	$9	$(67)	$(174)	$188	$14	$(137)
Consolidated obligations:
Bonds	8	(8)	—	20	(8)	13	5	61
Discount notes	—	—	—	—	2	(2)	—	—
Total	$(43)	$52	$9	$(47)	$(180)	$199	$19	$(76)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Six Months Ended June 30,
	2017					2016
Hedged Item Type	Gains (Losses) on Derivative		Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$374		$(49)	$325	$(144)	$(641)	$673	$32	$(284)
Consolidated obligations:
Bonds	(22)	—	20	(2)	52	59	(64)	(5)	140
Discount notes	3		(3)	—	(3)	8	(10)	(2)	(5)
Total	$355		$(32)	$323	$(95)	$(574)	$599	$25	$(149)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of June 30, 2017 was $110, for which the Bank has posted collateral with a fair value of $96 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $10 of collateral at fair value to its uncleared derivative counterparties as of June 30, 2017.

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

	As of June 30, 2017		As of December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$32	$144	$70	$370
Cleared derivatives	150	466	212	703
Total gross recognized amount	182	610	282	1,073
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts:(1)
Uncleared derivatives	(29)	(125)	(69)	(263)
Cleared derivatives	201	(466)	142	(703)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts (1)	172	(591)	73	(966)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts:
Uncleared derivatives	3	19	1	107
Cleared derivatives	351	—	354	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	354	19	355	107
Net unsecured amounts: (2)
Uncleared derivatives	3	19	1	107
Cleared derivatives	351	—	354	—
Total net unsecured amount (2)	$354	$19	$355	$107
____________
(1) Variation margin for daily settled contracts was $127 as of June 30, 2017.
(2) The Bank had net credit exposure of $338 and $346 as of June 30, 2017 and December 31, 2016, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

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

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of June 30, 2017 and December 31, 2016.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of June 30, 2017 and December 31, 2016.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity's own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of June 30, 2017 and December 31, 2016.

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

	As of June 30, 2017
	Fair Value Measurements Using			Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$257	$—	$—	$257
State or local housing agency debt obligations	—	1	—	—	1
Total trading securities	—	258	—	—	258
Available-for-sale securities:
Private-label residential MBS	—	—	1,225	—	1,225
Derivative assets:
Interest-rate related	—	182	—	172	354
Grantor trust (included in Other assets)	45	—	—	—	45
Total assets at fair value	$45	$440	$1,225	$172	$1,882
Liabilities
Derivative liabilities:
Interest-rate related	$—	$610	$—	$(591)	$19
Total liabilities at fair value	$—	$610	$—	$(591)	$19
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$1,289	$1,587	$1,345	$1,662
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	(2)	(1)	(2)	(1)
Included in other comprehensive income	8	26	8	17
Accretion of credit losses in net interest income	16	14	31	26
Settlements	(86)	(157)	(157)	(235)
Balance, end of period	$1,225	$1,469	$1,225	$1,469
____________
(1) Related to available-for-sale securities held at period end.

Described below are the Bank's fair value measurement methodologies for financial assets and liabilities measured or disclosed at fair value.

Cash and due from Banks. The estimated fair values approximate the carrying values due to the short-term nature and negligible credit risk.

Interest-bearing deposits assets and liabilities. The estimated fair values of overnight interest-bearing deposits approximate the carrying values due to the short-term nature and negligible credit risk.

Securities purchased under agreements to resell. The estimated fair values are determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms and represent market observable rates.

Federal funds sold. The estimated fair values of overnight federal funds sold approximate the carrying values due to the short-term nature and negligible credit risk. The estimated fair values of term federal funds sold are determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms and represent market observable rates.

Investment securities. The Bank obtains prices from multiple third-party pricing vendors, when available, to estimate the fair values of its investment securities. The pricing vendors use various proprietary models to price investment securities. The inputs to those models are derived from various sources including, but not limited to, the following: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many investment securities do not trade on a daily basis, the pricing vendors use available information as applicable, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all investment securities valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

The Bank periodically conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies, and control procedures for U.S. agency and private-label MBS.

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

Multiple third-party vendor prices were received for a majority of the Bank's investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of June 30, 2017 and December 31, 2016. Based on the Bank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank's additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2017 and December 31, 2016.

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

Mortgage loans held for portfolio. The estimated fair values of mortgage loans are determined based on quoted market prices of similar mortgage loans available in the pass-through securities market. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. The estimated fair values of impaired mortgage loans are based on the current property value, as provided by a third-party vendor, adjusted for estimated selling costs.

Accrued interest receivable and payable. The estimated fair values approximate the carrying values due to the short-term nature and negligible credit risk.

Derivative assets and liabilities. The Bank calculates the fair values of derivatives using a discounted cash flow analysis. The
Bank’s discounted cash flow analysis utilizes market-observable inputs. Inputs by class of derivatives are as follows:

• Interest-rate related - the Overnight Index Swap curve for collateralized derivatives; and

• Mortgage delivery commitments - to be announced (TBA) securities prices adjusted for differences in coupon, average loan rate, and seasoning.

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank's derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank's derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank's and the counterparty's credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of June 30, 2017 and December 31, 2016.

Grantor trust assets. Grantor trust assets, recorded in "Other assets" on the Statements of Condition, are carried at estimated fair value based on quoted market prices.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Consolidated obligations. The Bank calculates the estimated fair values of consolidated obligation bonds and discount notes by calculating the present value of future cash flows using cost of funds as the discount rate. The Office of Finance constructs an internal curve, referred to as the consolidated obligation curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent government-sponsored enterprise trades, and secondary market activity. To estimate the fair values of consolidated obligations with optionality, the Bank uses market based expectations of future interest rate volatility implied from current market prices for similar options.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2017 and December 31, 2016. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of June 30, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts (1)
Assets:
Cash and due from banks	$1,070	$1,070	$1,070	$—	$—	$—
Interest-bearing deposits	427	427	—	427	—	—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	11,374	11,374	—	11,374	—	—
Trading securities	258	258	—	258	—	—
Available-for-sale securities	1,225	1,225	—	—	1,225	—
Held-to-maturity securities	24,968	25,046	—	24,361	685	—
Advances	91,590	91,622	—	91,622	—	—
Mortgage loans held for portfolio, net	486	526	—	526	—	—
Accrued interest receivable	199	199	—	199	—	—
Derivative assets	354	354	—	182	—	172
Grantor trust assets (included in Other assets)	45	45	45	—	—	—
Liabilities:
Interest-bearing deposits	1,370	1,370	—	1,370	—	—
Consolidated obligations, net:
Discount notes	51,355	51,343	—	51,343	—	—
Bonds	73,822	73,902	—	73,902	—	—
Mandatorily redeemable capital stock	2	2	2	—	—	—
Accrued interest payable	112	112	—	112	—	—
Derivative liabilities	19	19	—	610	—	(591)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $886,258 and $859,361 as of June 30, 2017 and December 31, 2016, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of June 30, 2017 and December 31, 2016. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks' consolidated obligations as of June 30, 2017 and December 31, 2016.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank's outstanding commitments, which represent off-balance sheet obligations.

	As of June 30, 2017			As of December 31, 2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$7,435	$20,197	$27,632	$10,934	$21,734	$32,668
Commitments to fund additional advances	425	—	425	100	200	300
Unsettled consolidated obligation bonds, at par (2)	1,246	—	1,246	15	—	15
Commitments to purchase mortgage loans	—	—	—	12	—	12
____________

(1)
"Expire Within One Year" includes 14 standby letters of credit for a total of $58 and 12 standby letters of credit for a total of $34 as of June 30, 2017 and December 31, 2016, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in "Other liabilities" on the Statements of Condition and amounted to $108 and $135 as of June 30, 2017 and December 31, 2016, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on these commitments.
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

	As of June 30, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$972	20.76	$22,511	24.71	$—	0.01

	As of December 31, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$745	15.03	$17,176	17.48	$16	1.41
Navy Federal Credit Union	589	11.88	13,495	13.73	156	13.93
Bank of America, National Association	504	10.17	11,511	11.71	—	0.01

Note 17—Subsequent Events

On July 27, 2017, the Bank's board of directors approved a cash dividend for the second quarter of 2017. The Bank paid the second quarter 2017 dividend on August 4, 2017, in the amount of $59 million.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of June 30, 2017 and December 31, 2016, and results of operations for the second quarter and first six months of 2017 and 2016. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2016.

Executive Summary

Financial Condition

As of June 30, 2017, total assets were $133.7 billion, a decrease of $5.0 billion, or 3.60 percent, from December 31, 2016. This decrease was primarily due to a $7.5 billion, or 7.56 percent, decrease in advances, partially offset by a $3.2 billion, or 8.88 percent, increase in total investments.

As of June 30, 2017, total liabilities were $126.9 billion, a decrease of $4.8 billion, or 3.62 percent, from December 31, 2016. This decrease was primarily due to a $4.8 billion, or 3.66 percent, decrease in consolidated obligations as a result of lower advance balances and decreased funding needs during the period.

As of June 30, 2017, total capital was $6.7 billion, a decrease of $223 million, or 3.20 percent, from December 31, 2016. This decrease was primarily due to a decrease in the Bank's subclass B2 activity-based capital stock resulting from a decrease in total outstanding advances during the period.

Results of Operations

The Bank recorded net income of $86 million for the second quarter of 2017, an increase of $26 million, or 43.4 percent, from net income of $60 million for the same period in 2016. The Bank recorded net income of $161 million for the first six months of 2017, an increase of $51 million, or 46.3 percent, from net income of $110 million for the same period in 2016. The increases in net income were primarily due to increased interest rates during the periods. The Federal Reserve raised interest rates in December 2016, March 2017, and June 2017.

Net interest income was $114 million for the second quarter of 2017, an increase of $34 million, from net interest income of $80 million for the same period in 2016. The increase in net interest income was primarily related to the increase in interest rates, which positively impacted interest-earning assets more than the offsetting increase in consolidated obligation interest expense.

Net interest income decreased by $261 million during the first six months of 2017, compared to the same period in 2016. This decrease is primarily due to prepayments of previously restructured and redesignated advances that occurred during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income for the first six months of 2017. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The remaining change in net interest income for the period was primarily due to the change in interest rates discussed above.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank's ROE was 4.99 percent for the second quarter of 2017, compared to 3.55 percent for the same period in 2016. This increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR increased to 378 basis points for the second quarter of 2017, compared to 291 basis points for the same period in 2016. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's annualized ROE was 4.64 percent for the first six months of 2017, compared to 3.28 percent for the same period in 2016. This increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR increased to 350 basis points for the first six months of 2017, compared to 265 basis points for the same period in 2016. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank's interest rate spread was 30 basis points and negative 17 basis points, respectively, for the second quarter and first six months of 2017, compared to 21 basis points and 23 basis points for the second quarter and first six months of 2016. The increase in the Bank's interest rate spread for the second quarter of 2017, compared to the same period in 2016, was primarily due to increased interest rates. The decrease in the Bank's interest rate spread for the first six months of 2017, compared to the same period in 2016, was primarily due to the prepayments of previously restructured and redesignated advances, which decreased net interest income.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including gradually rising but relatively low interest rates, deposit growth and modest loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Given the large proportion of short-term advances outstanding, the Bank expects that advance balances will continue fluctuating during the second half of 2017 as a result of scheduled repayments and prepayments. Money market fund industry demand for short-term Government-sponsored enterprises debt should continue to be strong. Earnings on the Bank’s investment portfolio will continue to be affected by tighter interest rate spreads on new investments as older investments prepay or mature.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Statements of Condition (at period end)
Total assets	$133,677	$134,730	$138,671	$138,656	$146,093
Advances	91,590	90,688	99,077	98,005	106,926
Mortgage loans held for portfolio	487	513	524	484	520
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(2)
Investments (1)	39,752	41,805	36,510	38,290	36,842
Interest-bearing deposits	1,370	1,205	1,118	1,125	1,168
Consolidated obligations, net:
Discount notes (2)	51,355	42,066	41,292	55,162	68,585
Bonds (2)	73,822	84,292	88,647	74,996	68,560
Total consolidated obligations, net (2)	125,177	126,358	129,939	130,158	137,145
Mandatorily redeemable capital stock	2	1	1	8	9
Affordable Housing Program payable	71	73	69	62	60
Capital stock - putable	4,680	4,650	4,955	4,871	5,240
Retained earnings	1,935	1,910	1,892	1,863	1,839
Accumulated other comprehensive income	113	105	104	100	93
Total capital	6,728	6,665	6,951	6,834	7,172
Statements of Income (for the period ended)
Net interest income (expense)	114	(202)	68	93	80
Reversal of provision for credit losses	—	—	—	(1)	—
Net impairment losses recognized in earnings	(2)	—	(1)	(1)	(1)
Net losses on trading securities	(2)	(2)	(7)	(8)	(6)
Net gains on derivatives and hedging activities	7	313	77	29	15
Standby letters of credit fees	7	7	7	6	7
Other income (loss)	2	1	(7)	2	2
Noninterest expense	30	34	38	34	31
Income before assessments	96	83	99	88	66
Affordable Housing Program assessments	10	8	10	9	6
Net income	86	75	89	79	60
Performance Ratios (%)
Return on equity (3)	4.99	4.29	5.23	4.47	3.55
Return on assets (4)	0.25	0.21	0.26	0.22	0.17
Net interest margin (5)	0.34	(0.58)	0.20	0.26	0.24
Regulatory capital ratio (at period end) (6)	4.95	4.87	4.94	4.86	4.85
Equity to assets ratio (7)	4.98	4.97	4.92	4.85	4.87
Dividend payout ratio (8)	70.52	76.53	66.48	70.20	97.77

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

June 30, 2017	$886,258
March 31, 2017	832,863
December 31, 2016	859,361
September 30, 2016	837,659
June 30, 2016	826,848

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

	As of June 30, 2017		As of December 31, 2016		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$91,590	68.52	$99,077	71.45	$(7,487)	(7.56)
Investment securities	26,451	19.79	26,248	18.93	203	0.77
Other investments	13,301	9.95	10,262	7.40	3,039	29.61
Mortgage loans, net	486	0.36	523	0.38	(37)	(7.05)
Other assets	1,849	1.38	2,561	1.84	(712)	(27.76)
Total assets	$133,677	100.00	$138,671	100.00	$(4,994)	(3.60)
Consolidated obligations, net:
Discount notes	$51,355	40.45	$41,292	31.35	$10,063	24.37
Bonds	73,822	58.15	88,647	67.30	(14,825)	(16.72)
Deposits	1,370	1.08	1,118	0.85	252	22.53
Other liabilities	402	0.32	663	0.50	(261)	(39.45)
Total liabilities	$126,949	100.00	$131,720	100.00	$(4,771)	(3.62)
Capital stock	$4,680	69.55	$4,955	71.28	$(275)	(5.55)
Retained earnings	1,935	28.76	1,892	27.22	43	2.26
Accumulated other comprehensive income	113	1.69	104	1.50	9	9.11
Total capital	$6,728	100.00	$6,951	100.00	$(223)	(3.20)

Advances

A significant percentage of advances made during the first six months of 2017 were short-term advances. Total advances decreased by 7.56 percent as of June 30, 2017, compared to December 31, 2016. This decrease was primarily due to maturing short-term advances and prepayments of these advances during the period.

As of June 30, 2017, 68.9 percent of the Bank’s advances were fixed-rate, compared to 64.2 percent as of December 31, 2016. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of June 30, 2017 and December 31, 2016, 41.7 percent and 44.6 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.57 percent and 0.68 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of June 30, 2017		As of December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$40,370	44.27	$38,941	39.62
Adjustable or variable rate indexed	28,232	30.96	34,930	35.54
Hybrid	20,310	22.27	21,453	21.83
Convertible	901	0.99	1,497	1.52
Amortizing (2)	1,373	1.51	1,467	1.49
Total par value	$91,186	100.00	$98,288	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of June 30, 2017	As of December 31, 2016	Amount	Percent
Investment securities:
Certificates of deposit	$350	$—	$350	100.00
State or local housing agency debt obligations	2	77	(75)	(97.89)
Government-sponsored enterprises debt obligations	6,580	6,302	278	4.41
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	181	209	(28)	(13.35)
Government-sponsored enterprises residential	10,330	10,752	(422)	(3.92)
Government-sponsored enterprises commercial	7,104	6,773	331	4.89
Private-label residential	1,904	2,135	(231)	(10.84)
Total mortgage-backed securities	19,519	19,869	(350)	(1.76)
Total investment securities	26,451	26,248	203	0.77
Other investments:
Interest-bearing deposits (1)	427	1,106	(679)	(61.43)
Securities purchased under agreements to resell	1,500	1,386	114	8.24
Federal funds sold	11,374	7,770	3,604	46.38
Total other investments	13,301	10,262	3,039	29.61
Total investments	$39,752	$36,510	$3,242	8.88
____________

(1)
Interest-bearing deposits include a $353 million and $1.1 billion, respectively, business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of June 30, 2017 and December 31, 2016.

The increase in total investments was primarily due to an increase in federal funds sold from December 31, 2016 to June 30, 2017. As advances matured and prepaid, the Bank invested a portion of the proceeds in federal funds sold. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market.
The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of June 30, 2017 and December 31, 2016, as these investments amounted to 293 percent and 288 percent of regulatory capital, respectively.

Mortgage Loans Held for Portfolio

The Bank had previously ceased purchasing mortgage loans in 2008. However, during 2016, the Bank and FHLBank of Indianapolis began participating in the funding of a master commitment with a member of FHLBank of Indianapolis in which the Bank acquired $90 million in mortgage loans. The decrease in mortgage loans held for portfolio from December 31, 2016 to June 30, 2017, was primarily due to the maturity and prepayment of these assets during the period, partially offset by mortgage loans acquired through the participation in the master commitment with the FHLBank of Indianapolis.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank's conventional mortgage loan portfolio is concentrated in that region as of June 30, 2017 and December 31, 2016. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of June 30, 2017	As of December 31, 2016
	Percent of Total	Percent of Total
Florida	22.94	24.44
South Carolina	21.11	22.00
Georgia	10.53	11.18
Virginia	10.36	9.82
North Carolina	8.68	9.08
All other	26.38	23.48
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The decrease in consolidated obligations from December 31, 2016 to June 30, 2017 is a result of a decrease in advances outstanding during the period. Consolidated obligation issuances financed 93.6 percent of the $133.7 billion in total assets as of June 30, 2017, remaining relatively stable compared to the financing ratio of 93.7 percent as of December 31, 2016.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of June 30, 2017 and December 31, 2016, 73.4 percent and 78.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. The Bank had no variable-rate consolidated obligation bonds that were swapped as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, 7.46 percent and 38.9 percent, respectively, of the Bank's fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of June 30, 2017.

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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On June 21, 2017, the Bank received notification from the Director that, based on March 31, 2017 data, the Bank meets the definition of “adequately capitalized.”

The Bank's capital management plan is discussed in more detail in the Bank's Form 10-K, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

The following is a discussion and analysis of the Bank's results of operations for the second quarter and first six months of 2017 and 2016.

Net Income

The following table presents the Bank’s significant income items for the second quarter and first six months of 2017 and 2016, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net interest income (expense)	$114	$80	$34	42.69	$(88)	$173	$(261)	(150.70)
Noninterest income	12	17	(5)	(33.77)	331	14	317	*
Noninterest expense	30	31	(1)	(1.07)	64	65	(1)	(0.62)
Affordable Housing Program assessments	10	6	4	40.41	18	12	6	44.43
Net income	$86	$60	$26	43.37	$161	$110	$51	46.25
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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $62 million and $116 million for the second quarter of 2017 and 2016, respectively, and a decrease of $423 million and $221 million for the first six months of 2017 and 2016, respectively.

The increase in net interest income during the second quarter of 2017, compared to the same period in 2016, was primarily due to increased interest rates. The Federal Reserve raised interest rates in December 2016, March 2017, and June 2017. This increase in interest rates positively impacted interest-earning assets more than the offsetting increase in consolidated obligation interest expense.

The decrease in net interest income during the first six months of 2017, compared to the same period in 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity. These prepayments occurred during the first quarter of 2017 and resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the period and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The prepayments of previously restructured advances primarily relate to a single member institution. The remaining change in net interest income for the period was primarily due to the increase in interest rates discussed above.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the second quarter and first six months of 2017 and 2016 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank's derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in "Noninterest income (loss)" as "Net gains on derivatives and hedging activities." Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

The Bank's interest rate spread was 30 basis points and negative 17 basis points, respectively, for the second quarter and first six months of 2017, compared to 21 basis points and 23 basis points, respectively, for the same periods in 2016.

	For the Three Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,603	$6	1.52	$2,760	$4	0.63
Securities purchased under agreements to resell	1,268	3	0.92	990	1	0.36
Federal funds sold	11,428	28	0.99	8,813	9	0.38
Investment securities (2)	26,385	128	1.94	26,609	106	1.60
Advances	94,457	250	1.06	96,644	139	0.58
Mortgage loans (3)	499	6	5.25	536	7	5.88
Loans to other FHLBanks	—	—	—	2	—	0.38
Total interest-earning assets	135,640	421	1.25	136,354	266	0.79
Allowance for credit losses on mortgage loans	(1)			(2)
Other assets	1,936			1,844
Total assets	$137,575			$138,196
Liabilities and Capital
Interest-bearing deposits (4)	$1,170	2	0.86	$1,208	1	0.28
Consolidated obligations, net:
Discount notes	51,881	103	0.80	59,889	63	0.42
Bonds	76,790	202	1.05	68,224	122	0.72
Other borrowings	8	—	2.22	10	—	5.18
Total interest-bearing liabilities	129,849	307	0.95	129,331	186	0.58
Other liabilities	880			2,130
Total capital	6,846			6,735
Total liabilities and capital	$137,575			$138,196
Net interest income and net yield on interest-earning assets		$114	0.34		$80	0.24
Interest rate spread			0.30			0.21
Average interest-earning assets to interest-bearing liabilities			104.46			105.43
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Six Months Ended June 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,667	$11	1.35	$2,727	$8	0.58
Securities purchased under agreements to resell	981	4	0.84	1,033	2	0.34
Federal funds sold	10,912	47	0.87	8,268	16	0.38
Investment securities (2)	26,160	243	1.87	26,440	216	1.64
Advances	98,402	170	0.35	96,935	266	0.55
Mortgage loans (3)	512	13	5.24	553	16	5.96
Loans to other FHLBanks	—	—	—	3	—	0.37
Total interest-earning assets	138,634	488	0.71	135,959	524	0.78
Allowance for credit losses on mortgage loans	(1)			(2)
Other assets	1,939			1,851
Total assets	$140,572			$137,808
Liabilities and Capital
Interest-bearing deposits (4)	$1,171	4	0.74	$1,204	2	0.27
Consolidated obligations, net:
Discount notes	48,455	171	0.71	62,801	126	0.40
Bonds	82,995	401	0.97	64,943	223	0.69
Other borrowings	5	—	2.92	12	—	4.90
Total interest-bearing liabilities	132,626	576	0.88	128,960	351	0.55
Other liabilities	959			2,123
Total capital	6,987			6,725
Total liabilities and capital	$140,572			$137,808
Net interest income and net yield on interest-earning assets		$(88)	(0.13)		$173	0.26
Interest rate spread			(0.17)			0.23
Average interest-earning assets to interest-bearing liabilities			104.53			105.43
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the second quarter and first six months of 2017, compared to the same periods in 2016, were primarily rate related.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(2)	$4	$2	$(4)	$7	$3
Securities purchased under agreements to resell	—	2	2	—	2	2
Federal funds sold	3	16	19	6	25	31
Investment securities	(1)	23	22	(2)	29	27
Advances	(4)	115	111	4	(100)	(96)
Mortgage loans	—	(1)	(1)	(1)	(2)	(3)
Total	(4)	159	155	3	(39)	(36)
Increase (decrease) in interest expense:
Interest-bearing deposits	—	1	1	—	2	2
Consolidated obligations, net:
Discount notes	(10)	50	40	(34)	79	45
Bonds	17	63	80	72	106	178
Total	7	114	121	38	187	225
(Decrease) increase in net interest income	$(11)	$45	$34	$(35)	$(226)	$(261)
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net impairment losses recognized in earnings	$(2)	$(1)	$(1)	(121.17)	$(2)	$(1)	$(1)	(188.72)
Net losses on trading securities	(2)	(6)	4	66.04	(4)	(15)	11	71.89
Net gains on derivatives and hedging activities	7	15	(8)	(57.64)	320	13	307	*
Standby letters of credit fees	7	7	—	1.54	14	15	(1)	(3.28)
Other	2	2	—	(18.91)	3	2	1	42.14
Total noninterest income	$12	$17	$(5)	(33.77)	$331	$14	$317	*
____________
* Not meaningful

The increase in total noninterest income during the first six months of 2017, compared to the same period in 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017, which resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the period and was offset by a corresponding increase in net gains on derivatives and hedging activities.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended June 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(16)	$—	$1	$—	$—	$(15)
Net interest settlements included in net interest income (2)	(67)	—	20	—	—	(47)
Total effect on net interest income	$(83)	$—	$21	$—	$—	$(62)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$9	$—	$—	$—	$—	$9
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(1)	—	(2)	—	(3)
Price alignment amount on derivatives	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	9	(1)	—	(2)	1	7
Net losses on trading securities (3)	—	(2)	—	—	—	(2)
Total effect on noninterest income	$9	$(3)	$—	$(2)	$1	$5
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.
(4) Amount in "Other" includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Three Months Ended June 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(36)	$—	$(4)	$—	$(40)
Net interest settlements included in net interest income (2)	(137)	—	61	—	(76)
Total effect on net interest income	$(173)	$—	$57	$—	$(116)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$14	$—	$5	$—	$19
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(2)	1	(3)	(4)
Total net gains (losses) on derivatives and hedging activities	14	(2)	6	(3)	15
Net losses on trading securities (3)	—	(6)	—	—	(6)
Total effect on noninterest income	$14	$(8)	$6	$(3)	$9
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

	For the Six Months Ended June 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (4)	Total
Net interest expense:
Amortization or accretion of hedging activities in net interest expense (1)	$(330)	$—	$2	$—	$—	$—	$(328)
Net interest settlements included in net interest expense (2)	(144)	—	52	(3)	—	—	(95)
Total effect on net interest expense	$(474)	$—	$54	$(3)	$—	$—	$(423)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$325	$—	$(2)	$—	$—	$—	$323
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(1)	—	—	(3)	—	(4)
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	325	(1)	(2)	—	(3)	1	320
Net losses on trading securities (3)	—	(4)	—	—	—	—	(4)
Total effect on noninterest income	$325	$(5)	$(2)	$—	$(3)	$1	$316
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

(4) Amount in "Other" includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Six Months Ended June 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(70)	$—	$(2)	$—	$—	$(72)
Net interest settlements included in net interest income (2)	(284)	—	140	(5)	—	(149)
Total effect on net interest income	$(354)	$—	$138	$(5)	$—	$(221)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$32	$—	$(5)	$(2)	$—	$25
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(7)	2	—	(7)	(12)
Total net gains (losses) on derivatives and hedging activities	32	(7)	(3)	(2)	(7)	13
Net losses on trading securities (3)	—	(15)	—	—	—	(15)
Total effect on noninterest income	$32	$(22)	$(3)	$(2)	$(7)	$(2)
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the second quarter and first six months of 2017, compared to the same periods in 2016. The increase in Affordable Housing Program assessments during the second quarter and first six months of 2017, compared to the same periods in 2016, is due to the increase in income before assessments during the periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank's intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first six months of 2017. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first six months of 2017.

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
Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of June 30, 2017 and December 31, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the FHLBanks had $1.01 trillion in aggregate par value of consolidated obligations issued and outstanding, $125.3 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of June 30, 2017.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank's outstanding standby letters of credit.

Contractual Obligations

As of June 30, 2017, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.
The Bank is continuing to evaluate the proposed rule but does not expect this rule, if adopted in final form, to materially affect its financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.
FHLBank Membership for Non-Federally-Insured Credit Unions. On June 5, 2017, the FHFA issued a final rule effective July 5, 2017 governing FHLBank membership that would implement statutory amendments to the FHLBank Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule generally treats these credit unions the same as other depository institutions with an additional requirement that they obtain: (1) an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or (3) if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.
The Bank does not expect this rule to materially affect its financial condition or results of operations.
Minority and Women Inclusion. On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule would:

•
require the FHLBanks to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require the FHLBanks to amend their policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•
require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through each FHLBank's affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	require the FHLBanks to classify and provide additional data in their annual reports about the number of, and amounts paid under, their contracts with MWDOB.

The Bank does not expect this final rule to materially affect its financial condition or results of operations, but anticipates that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required of the Bank.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank's assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $876 million as of June 30, 2017.
The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of June 30, 2017		As of December 31, 2016
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	17	$3,852	24	$3,424
2	45	13,850	42	17,447
3	83	44,799	75	18,012
4	85	9,636	95	17,605
5	112	14,014	103	17,613
6	64	2,744	80	21,466
7	28	748	31	1,349
8	10	251	8	139
9	11	202	9	98
10	15	214	23	380

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $19.9 billion as of June 30, 2017.
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

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of June 30, 2017	$91,186	$309,261	68.64	4.83	26.53
As of December 31, 2016	98,288	305,884	68.29	3.77	27.94
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
In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of June 30, 2017 and December 31, 2016.

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

	As of June 30, 2017
	Federal Funds Sold	Interest-bearing Deposits	Certificates of Deposit	Net Derivative Exposure (1)	Total
Australia	$810	$—	$—	$—	$810
Canada	1,650	—	—	—	1,650
France	2,315	—	—	—	2,315
Germany	1,195	—	—	—	1,195
Netherlands	1,240	—	—	—	1,240
Norway	1,125	—	—	—	1,125
Sweden	1,584	—	—	—	1,584
Switzerland	—	—	—	22	22
United States of America	1,455	427	350	—	2,232
Total	$11,374	$427	$350	$22	$12,173
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $8.9 billion as of December 31, 2016 to $12.1 billion as of June 30, 2017. Bank of Nova Scotia and Cooperatieve Rabobank UA each represented greater than 10 percent, and collectively represented 20.5 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of June 30, 2017, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of June 30, 2017 and December 31, 2016 (in millions), based on their credit rating as of June 30, 2017 and December 31, 2016, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of June 30, 2017
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
Certificates of deposit	$—	$350	$—	$—	$—	$—	$—	$—	$—	$—	$—	$350
State or local housing agency debt obligations	—	2	—	—	—	—	—	—	—	—	—	2
Government-sponsored enterprises debt obligations	—	6,580	—	—	—	—	—	—	—	—	—	6,580
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	181	—	—	—	—	—	—	—	—	—	181
Government-sponsored enterprises residential	—	10,330	—	—	—	—	—	—	—	—	—	10,330
Government-sponsored enterprises commercial	512	6,592	—	—	—	—	—	—	—	—	—	7,104
Private-label	—	1	17	219	345	151	756	29	11	279	96	1,904
Total mortgage-backed securities	512	17,104	17	219	345	151	756	29	11	279	96	19,519
Total investment securities	512	24,036	17	219	345	151	756	29	11	279	96	26,451
Other investments:
Interest-bearing deposits	—	28	353	46	—	—	—	—	—	—	—	427
Securities purchased under agreements to resell	—	—	1,000	500	—	—	—	—	—	—	—	1,500
Federal funds sold	—	2,289	7,920	1,165	—	—	—	—	—	—	—	11,374
Total other investments	—	2,317	9,273	1,711	—	—	—	—	—	—	—	13,301
Total investments	$512	$26,353	$9,290	$1,930	$345	$151	$756	$29	$11	$279	$96	$39,752
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $39 million as of June 30, 2017.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of June 30, 2017 and December 31, 2016.

Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of June 30, 2017 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of June 30, 2017 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$1	$—	$1
A	17	—	17
BBB	211	8	219
BB	330	15	345
B	112	40	152
CCC	758	97	855
CC	8	26	34
C	12	—	12
D	249	66	315
Unrated	111	—	111
Total unpaid principal balance	$1,809	$252	$2,061
Amortized cost	$1,567	$205	$1,772
Gross unrealized losses	$(3)	$(1)	$(4)
Fair value	$1,696	$214	$1,910
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(2)	—	(2)
Net impairment losses recognized in earnings	$(2)	$—	$(2)
Weighted average percentage of fair value to unpaid principal balance	93.75%	87.74%	92.64%
Original weighted average credit support	9.20%	23.97%	11.01%
Weighted average credit support	5.06%	12.77%	6.00%
Weighted average collateral delinquency	10.37%	17.25%	11.21%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of June 30, 2017.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	14.70	5.70	24.62	8.06
Alt-A	12.39	19.23	37.81	4.06
Total	13.62	12.03	30.80	6.19
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

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank's exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of June 30, 2017.

Certain of the Bank's uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank's credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $10 million of collateral at fair value to its uncleared derivative counterparties as of June 30, 2017.

If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank's RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME Group, Inc. and LCH.Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of June 30, 2017.

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

	As of June 30, 2017
	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Double-A	$25	$—	$—	$—
Cleared derivatives	1,212	22	(6)	16
Liability positions with credit exposure:
Double-A	2,555	(6)	7	1
Single-A	10,231	(51)	52	1
Triple-B	7,118	(15)	16	1
Cleared derivatives(1)	33,466	(338)	673	335
Total derivative positions with non-member counterparties to which the Bank had credit exposure	54,607	(388)	742	354
Member institutions (2)	323	—	—	—
Total	$54,930	$(388)	$742	$354
____________
(1) Includes $127 million of variation margin for daily settled contracts.
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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of June 30, 2017, seven of the Bank’s 10 mortgage insurance providers have been rated below "AA" by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of June 30, 2017 and December 31, 2016.

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

			As of June 30, 2017	As of December 31, 2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$4,492	$4,761
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	22,139	23,654
		Non-qualifying hedges	—	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	153	227
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	10	10
		Total	26,794	28,692
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	256	256
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	10,324	15,201
		Non-qualifying hedges	—	150
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	4,019	5,144
		Total	14,343	20,495

			As of June 30, 2017	As of December 31, 2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note's fixed rate to a variable rate index.	Fair value hedges	3,819	16,040
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	13,500	15,000
		Total	13,605	15,105
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive-fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	646	597
Stand-alone derivatives
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments	N/A	—	12
Total notional amount			$59,463	$81,197

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of June 30, 2017			As of December 31, 2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.34	0.23	0.18	0.36	0.25	0.19
Liabilities	0.20	0.21	0.22	0.20	0.22	0.22
Equity	3.08	0.51	(0.45)	3.55	0.82	(0.32)
Effective duration gap	0.14	0.02	(0.04)	0.16	0.03	(0.03)
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

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of June 30, 2017			As of December 31, 2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$132,270	$133,027	$133,803	$136,659	$137,500	$138,439
Liabilities	125,703	126,221	126,547	130,111	130,660	130,985
Equity	6,567	6,806	7,256	6,548	6,840	7,454
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

As of June 30, 2017, the Bank's management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank's disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank's disclosure controls and procedures, the Bank's Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2017, there were no changes in the Bank's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank's internal control over financial reporting.

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

PwC has advised the Bank that for the year ended December 31, 2016, and for the six months ended June 30, 2017, that PwC and certain covered persons had borrowing relationships with two Bank members (referred below as the “Lenders”) who owned more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

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

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lenders owned more than ten percent of the Bank’s capital stock, the Lenders' voting rights are each less than ten percent;

•	as of June 30, 2017 and December 31, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the Lenders are subject to the same terms and conditions for conducting business with the Bank as any other member.

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

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed on October 26, 2012 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
2	Filed on February 1, 2016 with the SEC in the Bank's Form 8-K and incorporated herein by reference.
3	Filed on August 5, 2011 with the SEC in the Bank's Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	August 8, 2017	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	August 8, 2017	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer