Form 10-Q
period 2017-09-30
Federal Home Loan Bank of Atlanta
filed 2017-11-07
CIK 1331465

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Class B Stock, par value $100, as of October 31, 2017 was 50,607,834.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CONDITION
(Unaudited)
(In millions, except par value)

	As of September 30, 2017	As of December 31, 2016
Assets
Cash and due from banks	$1,138	$1,815
Interest-bearing deposits (including deposits with another FHLBank of $4 and $5 as of September 30, 2017 and December 31, 2016, respectively)	1,751	1,106
Securities purchased under agreements to resell	1,500	1,386
Federal funds sold	13,027	7,770
Investment securities:
Trading securities	57	262
Available-for-sale securities	1,164	1,345
Held-to-maturity securities (fair value of $24,134 and $24,633 as of September 30, 2017 and December 31, 2016, respectively)	24,065	24,641
Total investment securities	25,286	26,248
Advances	99,812	99,077
Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio	462	524
Allowance for credit losses on mortgage loans	(1)	(1)
Total mortgage loans held for portfolio, net	461	523
Loan to another FHLBank	250	—
Accrued interest receivable	194	171
Derivative assets	321	355
Premises and equipment, net	22	24
Other assets	162	196
Total assets	$143,924	$138,671
Liabilities
Interest-bearing deposits	$1,080	$1,118
Consolidated obligations, net:
Discount notes	49,727	41,292
Bonds	85,517	88,647
Total consolidated obligations, net	135,244	129,939
Mandatorily redeemable capital stock	3	1
Accrued interest payable	136	128
Affordable Housing Program payable	72	69
Derivative liabilities	14	107
Other liabilities	239	358
Total liabilities	136,788	131,720
Commitments and contingencies (Note 15)
Capital
Capital stock Class B putable ($100 par value) issued and outstanding shares:
Subclass B1 issued and outstanding shares: 8 as of September 30, 2017 and December 31, 2016	825	787
Subclass B2 issued and outstanding shares: 42 as of September 30, 2017 and December 31, 2016	4,216	4,168
Total capital stock Class B putable	5,041	4,955
Retained earnings:
Restricted	362	310
Unrestricted	1,610	1,582
Total retained earnings	1,972	1,892
Accumulated other comprehensive income	123	104
Total capital	7,136	6,951
Total liabilities and capital	$143,924	$138,671

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Advances	$306	$159	$475	$425
Prepayment fees, net	—	2	1	2
Interest-bearing deposits	6	5	17	13
Securities purchased under agreements to resell	3	1	7	3
Federal funds sold	41	8	88	24
Trading securities	2	8	8	34
Available-for-sale securities	26	26	80	78
Held-to-maturity securities	106	75	289	213
Mortgage loans	7	8	20	24
Total interest income	497	292	985	816
Interest expense
Consolidated obligations:
Discount notes	130	70	301	196
Bonds	241	128	642	351
Interest-bearing deposits	3	1	7	3
Total interest expense	374	199	950	550
Net interest income	123	93	35	266
Reversal of provision for credit losses	—	(1)	—	(1)
Net interest income after reversal of provision for credit losses	123	94	35	267
Noninterest income (loss)
Total other-than-temporary impairment losses	—	—	—	(2)
Net amount of impairment losses reclassified from accumulated other comprehensive income	—	(1)	(2)	—
Net impairment losses recognized in earnings	—	(1)	(2)	(2)
Net losses on trading securities	(1)	(8)	(5)	(23)
Net gains on derivatives and hedging activities	11	29	331	42
Standby letters of credit fees	6	6	20	21
Other	2	2	5	4
Total noninterest income	18	28	349	42
Noninterest expense
Compensation and benefits	21	20	60	57
Other operating expenses	10	9	27	27
Finance Agency	3	2	7	6
Office of Finance	1	1	4	4
Other	1	2	2	5
Total noninterest expense	36	34	100	99
Income before assessments	105	88	284	210
Affordable Housing Program assessments	10	9	28	21
Net income	$95	$79	$256	$189

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$95	$79	$256	$189
Other comprehensive income:
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities:
Noncredit losses on available-for-sale securities	—	—	—	(1)
Net change in fair value on other-than-temporarily impaired available-for-sale securities	9	6	15	24
Reclassification of noncredit portion of impairment losses included in net income	—	1	2	1
Total net noncredit portion of other-than-temporary impairment losses on available-for-sale securities	9	7	17	24
Pension and postretirement benefit plans	1	—	2	1
Total other comprehensive income	10	7	19	25
Total comprehensive income	$105	$86	$275	$214

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CAPITAL
(Unaudited)
(In millions)

	Capital Stock Class B Putable		Retained Earnings			Accumulated Other Comprehensive Income	Total Capital
	Shares	Par Value	Restricted	Unrestricted	Total
Balance, December 31, 2015	51	$5,101	$255	$1,585	$1,840	$75	$7,016
Issuance of capital stock	40	4,020	—	—	—	—	4,020
Repurchase/redemption of capital stock	(42)	(4,243)	—	—	—	—	(4,243)
Net shares reclassified to mandatorily redeemable capital stock	—	(7)	—	—	—	—	(7)
Comprehensive income	—	—	38	151	189	25	214
Cash dividends on capital stock	—	—	—	(166)	(166)	—	(166)
Balance, September 30, 2016	49	$4,871	$293	$1,570	$1,863	$100	$6,834

Balance, December 31, 2016	50	$4,955	$310	$1,582	$1,892	$104	$6,951
Issuance of capital stock	7	6,949	—	—	—	—	6,949
Repurchase/redemption of capital stock	(7)	(6,839)	—	—	—	—	(6,839)
Net shares reclassified to mandatorily redeemable capital stock	—	(24)	—	—	—	—	(24)
Comprehensive income	—	—	52	204	256	19	275
Cash dividends on capital stock	—	—	—	(176)	(176)	—	(176)
Balance, September 30, 2017	50	$5,041	$362	$1,610	$1,972	$123	$7,136

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
STATEMENTS OF CASH FLOWS
(Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$256	$189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3	(34)
Reversal of provision for credit losses	—	(1)
Net change in fair value adjustment on derivatives and related hedging activities	47	61
Net change in fair value adjustment on trading securities	5	23
Net impairment losses recognized in earnings	2	2
Net change in:
Accrued interest receivable	(23)	(4)
Other assets	34	33
Affordable Housing Program payable	3	(2)
Accrued interest payable	8	40
Other liabilities	(34)	(97)
Total adjustments	45	21
Net cash provided by operating activities	301	210
Investing activities
Net change in:
Interest-bearing deposits	(318)	(623)
Securities purchased under agreements to resell	(114)	1,389
Federal funds sold	(5,257)	(3,028)
Loan to another FHLBank	(250)	—
Trading securities:
Proceeds from principal collected	200	623
Available-for-sale securities:
Proceeds from principal collected	243	318
Held-to-maturity securities:
Proceeds from principal collected	4,691	4,056
Purchases of long-term	(4,203)	(6,566)
Advances:
Proceeds from principal collected	269,917	199,870
Made	(271,087)	(193,356)
Mortgage loans:
Proceeds from principal collected	78	97
Purchases from another FHLBank	(18)	—
Proceeds from sale of foreclosed assets	2	11
Purchase of premise, equipment, and software	(3)	(2)
Net cash (used in) provided by investing activities	(6,119)	2,789

FEDERAL HOME LOAN BANK OF ATLANTA STATEMENTS OF CASH FLOWS—(Continued) (Unaudited) (In millions)
	For the Nine Months Ended September 30,
	2017	2016
Financing activities
Net change in interest-bearing deposits	(38)	28
Net payments on derivatives containing a financing element	(25)	(58)
Proceeds from issuance of consolidated obligations:
Discount notes	609,565	367,545
Bonds	52,403	54,805
Payments for debt issuance costs	(6)	(8)
Payments for maturing and retiring consolidated obligations:
Discount notes	(601,181)	(381,845)
Bonds	(55,489)	(43,726)
Proceeds from issuance of capital stock	6,949	4,020
Payments for repurchase/redemption of capital stock	(6,839)	(4,243)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(22)	(13)
Cash dividends paid	(176)	(166)
Net cash provided by (used in) financing activities	5,141	(3,661)
Net decrease in cash and due from banks	(677)	(662)
Cash and due from banks at beginning of the period	1,815	1,751
Cash and due from banks at end of the period	$1,138	$1,089
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$652	$325
Affordable Housing Program assessments, net	$25	$21
Noncash investing and financing activities:
Net shares reclassified to mandatorily redeemable capital stock	$24	$7
Held-to-maturity securities acquired with accrued liabilities	$50	$—
Transfers of mortgage loans to real estate owned	$3	$4

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

Refer to Note 2—Summary of Significant Accounting Policies to the Bank’s 2016 audited financial statements for a description of all the Bank’s significant accounting policies. There have been no changes to these policies as of September 30, 2017.

Note 2—Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Targeted Improvements to Accounting for Hedging Activities. In August 2017, the Financial Accounting Standards Board (FASB) issued amended guidance intended to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line item that is used to present the earnings effect of the hedged item. In addition, the amendments permit (1) measuring the change in fair value of the hedged item on the basis of the benchmark rate component of the contractual coupon cash flows determined at hedged inception; (2) measuring the hedged item in a partial-term fair value hedge of interest-rate risk by assuming that the hedged item has a term that reflects only the designated cash flows being hedged; and (3) considering only how changes in the benchmark interest rate affect a decision to settle a prepayable instrument before its scheduled maturity in calculating the change in the fair value of the hedged item attributable to interest-rate risk. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2018. Early application is permitted although the Bank does not intend to adopt this guidance early. The amended presentation and disclosure guidance will be applied prospectively. The Bank is in the process of evaluating this guidance, and its impact on the Bank’s financial condition and results of operations has not yet been determined.

Premium Amortization on Purchased Callable Debt Securities. In March 2017, the FASB issued guidance intended to better align the amortization period of callable debt securities held at a premium to expectations incorporated in market pricing on the underlying securities. This guidance shortens the amortization period for certain callable debt securities held at a premium by requiring that the premium be amortized to the earliest call date. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2018. Early application is permitted although the Bank does not intend to adopt this guidance early. This guidance will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the fiscal year in which this guidance is adopted. The Bank is in the process of evaluating this guidance, but this guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued guidance intended to improve the presentation of net periodic pension and postretirement benefit costs. This guidance requires an employer to report the service cost component in the same line item as compensation costs on the income statement, while the other components of net benefit cost are required to be presented separately from the service cost component. Additionally, this guidance only allows the service cost component to be eligible for capitalization, when applicable. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017. Early application is permitted although the Bank does not intend to adopt this guidance early. This guidance will be applied on a retrospective basis for the separate presentation of the service cost component and other components on the income statement. This guidance will be applied on a prospective basis for the capitalization of the service cost component in assets. This guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued guidance intended to reduce diversity in practice in how cash receipts and cash payments are presented and classified on the Statements of Cash Flows for certain transactions. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 15, 2017. Early application is permitted although the Bank does not intend to adopt this guidance early. The adoption of this guidance will not have an impact on the Bank’s financial condition, results of operations, or cash flows.

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

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued guidance designed to improve the recognition, measurement, presentation, and disclosure of financial instruments through targeted changes to existing GAAP. This guidance requires the following: (1) use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (2) separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (3) separate presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, these changes eliminate the requirement to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This guidance becomes effective for the Bank for the interim and annual periods beginning after December 31, 2017. The adoption of this guidance is not expected to have an impact on the Bank’s financial condition or results of operations.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Revenue from Contracts with Customers. In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Financial instruments and other contractual rights are excluded from the scope of this new revenue recognition guidance and will continue to be accounted for under existing guidance. In 2017 and 2016, the FASB issued amendments, which did not change the core principle of the original guidance, but clarified certain aspects of the guidance. This guidance becomes effective for the Bank for the interim and annual reporting periods beginning after December 15, 2017. This guidance will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Early application is permitted although the Bank does not intend to adopt this guidance early. Because the majority of the Bank’s financial instruments and other contractual rights that generate revenue are covered by other GAAP, the adoption of this guidance is not expected to have a material impact on the Bank’s financial condition or results of operations.

Recently Adopted Accounting Guidance

Contingent Put and Call Options in Debt Instruments. In March 2016, the FASB issued amended guidance to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. This guidance requires entities to apply only the four-step decision sequence when performing this assessment. Consequently, when a call (put) option is contingently exercisable, an entity should not assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the Bank for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance did not have an impact on the Bank’s financial condition or results of operations.

Note 3—Trading Securities

Major Security Types. The following table presents trading securities.

	As of September 30, 2017	As of December 31, 2016
Government-sponsored enterprises debt obligations	$57	$261
State or local housing agency debt obligations	—	1
Total	$57	$262
The following table presents net losses on trading securities.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net gains (losses) on trading securities held at period end	$1	$(7)	$1	$(13)
Net losses on trading securities that matured during the period	(2)	(1)	(6)	(10)
Net losses on trading securities	$(1)	$(8)	$(5)	$(23)

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 4—Available-for-sale Securities

Major Security Type. The following table presents information on private-label residential mortgage-backed securities (MBS) that are classified as available-for-sale.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2017	$1,023	$2	$143	$—	$1,164
As of December 31, 2016	$1,221	$6	$130	$—	$1,345

The following table presents private-label residential MBS that are classified as available-for-sale with unrealized losses. The unrealized losses are aggregated by the length of time that the individual securities have been in a continuous unrealized loss position.

	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
As of September 30, 2017	1	$6	$1	2	$23	$1	3	$29	$2
As of December 31, 2016	1	$14	$—	10	$189	$6	11	$203	$6

The following table presents private-label residential MBS that are classified as available-for-sale and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Other-than-temporary Impairment Recognized in Accumulated Other Comprehensive Income	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2017	$670	$1	$110	$—	$779
As of December 31, 2016	$792	$5	$102	$—	$889

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 5—Held-to-maturity Securities

Major Security Types. The following table presents held-to-maturity securities.

	As of September 30, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State or local housing agency debt obligations	$1	$—	$—	$1	$76	$—	$—	$76
Government-sponsored enterprises debt obligations	6,078	7	5	6,080	6,041	3	5	6,039
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	169	2	—	171	209	2	—	211
Government-sponsored enterprises residential	9,818	64	13	9,869	10,752	44	43	10,753
Government-sponsored enterprises commercial	7,389	12	5	7,396	6,773	2	11	6,764
Private-label residential	610	8	1	617	790	5	5	790
Total	$24,065	$93	$24	$24,134	$24,641	$56	$64	$24,633

The following tables present held-to-maturity securities with unrealized losses. The unrealized losses are aggregated by major security type and by the length of time that the individual securities have been in a continuous unrealized loss position.

	As of September 30, 2017
	Less than 12 Months			12 Months or More			Total
	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses	Number of Positions	Estimated Fair Value	Gross Unrealized Losses
Government-sponsored enterprises debt obligations	8	$1,943	$4	2	$499	$1	10	$2,442	$5
Mortgage-backed securities:
Government-sponsored enterprises residential	11	1,023	5	45	1,216	8	56	2,239	13
Government-sponsored enterprises commercial	25	1,279	3	9	941	2	34	2,220	5
Private-label residential	2	4	—	19	107	1	21	111	1
Total	46	$4,249	$12	75	$2,763	$12	121	$7,012	$24

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

	As of September 30, 2017		As of December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Non-mortgage-backed securities:
Due in one year or less	$3,101	$3,097	$2,454	$2,455
Due after one year through five years	2,462	2,466	3,487	3,484
Due after five years through 10 years	456	458	176	176
Due after ten years	60	60	—	—
Total non-mortgage-backed securities	6,079	6,081	6,117	6,115
Mortgage-backed securities	17,986	18,053	18,524	18,518
Total	$24,065	$24,134	$24,641	$24,633

The following table presents private-label residential MBS that are classified as held-to-maturity and issued by members or affiliates of members, all of which have been issued by Bank of America Corporation, Charlotte, NC.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
As of September 30, 2017	$136	$1	$—	$137
As of December 31, 2016	$177	$—	$2	$175

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$426	$480	$455	$505
Amount related to credit loss for which an other-than-temporary impairment was previously recognized	—	1	2	2
Increase in cash flows expected to be collected, (accreted as interest income over the remaining lives of the applicable securities)	(16)	(13)	(47)	(39)
Balance, end of period	$410	$468	$410	$468

Note 7—Advances

Redemption Terms. The following table presents the Bank’s advances outstanding by year of contractual maturity.

	As of September 30, 2017	As of December 31, 2016
Overdrawn demand deposit accounts	$19	$—
Due in one year or less	51,920	47,325
Due after one year through two years	13,999	8,244
Due after two years through three years	18,053	5,904
Due after three years through four years	5,188	5,859
Due after four years through five years	2,404	11,846
Due after five years	7,878	19,110
Total par value	99,461	98,288
Discount on AHP (1) advances	(5)	(5)
Discount on EDGE (2) advances	(3)	(4)
Hedging adjustments	359	798
Total	$99,812	$99,077
___________
(1) The Affordable Housing Program
(2) The Economic Development and Growth Enhancement Program

The following table presents advances by year of contractual maturity or, for convertible advances, next conversion date.

	As of September 30, 2017	As of December 31, 2016
Overdrawn demand deposit accounts	$19	$—
Due or convertible in one year or less	51,999	47,935
Due or convertible after one year through two years	14,038	7,724
Due or convertible after two years through three years	18,149	5,943
Due or convertible after three years through four years	5,212	5,867
Due or convertible after four years through five years	2,375	11,866
Due or convertible after five years	7,669	18,953
Total par value	$99,461	$98,288

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Interest-rate Payment Terms. The following table presents interest-rate payment terms for advances.

	As of September 30, 2017	As of December 31, 2016
Fixed-rate:
Due in one year or less	$38,007	$38,597
Due after one year	20,925	24,528
Total fixed-rate	58,932	63,125
Variable-rate:
Due in one year or less	13,932	8,728
Due after one year	26,597	26,435
Total variable-rate	40,529	35,163
Total par value	$99,461	$98,288

Credit Risk. The Bank’s potential credit risk from advances is concentrated in commercial banks, savings institutions, and credit unions and further is concentrated in certain larger borrowing relationships. The concentration of the Bank’s advances to its 10 largest borrowers was $68,213 and $67,493 as of September 30, 2017 and December 31, 2016, respectively. This concentration represented 68.6 percent and 68.7 percent of total advances outstanding as of September 30, 2017 and December 31, 2016, respectively.
Based on the collateral pledged as security for advances, the Bank’s credit analysis of members’ financial condition, and prior repayment history, no allowance for credit losses on advances was deemed necessary by the Bank as of September 30, 2017 and December 31, 2016. No advance was past due as of September 30, 2017 and December 31, 2016.

Note 8—Mortgage Loans Held for Portfolio

The following table presents information on mortgage loans held for portfolio by contractual maturity at the time of purchase.

	As of September 30, 2017	As of December 31, 2016
Medium-term (15 years or less)	$23	$40
Long-term (greater than 15 years)	439	485
Total unpaid principal balance	462	525
Premiums	2	2
Discounts	(2)	(3)
Total	$462	$524

The following table presents the unpaid principal balance of mortgage loans held for portfolio by collateral or guarantee type.

	As of September 30, 2017	As of December 31, 2016
Conventional mortgage loans	$434	$492
Government-guaranteed or insured mortgage loans	28	33
Total unpaid principal balance	$462	$525

Refer to Note 9—Allowance for Credit Losses to the Bank’s interim financial statements for information related to the Bank’s credit risk on mortgage loans and allowance for credit losses.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 9—Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses related to conventional residential mortgage loans.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$1	$2	$1	$2
Reversal of provision for credit losses	—	(1)	—	(1)
Balance, end of period	$1	$1	$1	$1

The following table presents the recorded investment in conventional residential mortgage loans by impairment methodology.

	As of September 30, 2017	As of December 31, 2016
Allowance for credit losses:
Collectively evaluated for impairment	$1	$1
Recorded investment:
Individually evaluated for impairment	$12	$12
Collectively evaluated for impairment	423	481
Total recorded investment	$435	$493

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Key credit quality indicators for mortgage loans include the migration of past due mortgage loans, nonaccrual mortgage loans, and mortgage loans in process of foreclosure. The following tables present the Bank’s recorded investment in mortgage loans by these key credit quality indicators.

	As of September 30, 2017
	Conventional Residential Mortgage Loans	Government-guaranteed or Insured Residential Mortgage Loans	Total
Past due 30-59 days	$12	$3	$15
Past due 60-89 days	2	1	3
Past due 90 days or more	9	—	9
Total past due mortgage loans	23	4	27
Total current mortgage loans	412	25	437
Total mortgage loans (1)	$435	$29	$464
Other delinquency statistics:
In process of foreclosure (2)	$4	$—	$4
Seriously delinquent rate (3)	2.05%	1.31%	2.01%
Past due 90 days or more and still accruing interest (4)	$—	$—	$—
Mortgage loans on nonaccrual status (5)	$9	$—	$9
____________
(1) The difference between the recorded investment and the carrying value of total mortgage loans of $2 relates to accrued interest.
(2) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. Mortgage loans in the process of foreclosure are included in past due or current mortgage loans depending on their delinquency status.
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
(2) Includes mortgage loans where the decision of foreclosure or similar alternative, such as a pursuit of deed-in-lieu, has been reported. Mortgage loans in the process of foreclosure are included in past due or current mortgage loans depending on their delinquency status.
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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The financial amounts related to the Bank’s impaired loans and troubled debt restructurings are not material to the Bank’s financial condition or results of operations for the periods presented.

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
Interest-rate Payment Terms. The following table presents the Bank’s consolidated obligation bonds by interest-rate payment type.

	As of September 30, 2017	As of December 31, 2016
Fixed-rate	$19,503	$23,674
Step up/down	1,799	2,534
Simple variable-rate	64,230	62,408
Total par value	$85,532	$88,616

Redemption Terms. The following table presents the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	As of September 30, 2017		As of December 31, 2016
	Amount	Weighted- average Interest Rate (%)	Amount	Weighted- average Interest Rate (%)
Due in one year or less	$53,613	1.20	$65,378	0.91
Due after one year through two years	24,710	1.22	17,065	1.05
Due after two years through three years	3,336	1.66	1,849	1.67
Due after three years through four years	623	1.76	1,482	1.68
Due after four years through five years	2,146	1.99	1,117	1.58
Due after five years	1,104	3.02	1,725	2.37
Total par value	85,532	1.26	88,616	1.00
Premiums	15		24
Discounts	(10)		(12)
Hedging adjustments	(20)		19
Total	$85,517		$88,647

The following table presents the Bank’s consolidated obligation bonds outstanding by call feature.

	As of September 30, 2017	As of December 31, 2016
Noncallable	$79,588	$83,487
Callable	5,944	5,129
Total par value	$85,532	$88,616

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s consolidated obligation bonds outstanding, by year of contractual maturity, or for callable consolidated obligation bonds, by next call date.

	As of September 30, 2017	As of December 31, 2016
Due or callable in one year or less	$58,402	$70,232
Due or callable after one year through two years	23,635	15,250
Due or callable after two years through three years	2,522	1,399
Due or callable after three years through four years	403	1,103
Due or callable after four years through five years	171	162
Due or callable after five years	399	470
Total par value	$85,532	$88,616

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds and have original contractual maturities of up to one year. These consolidated obligation discount notes are issued at less than their face amounts and redeemed at par value when they mature.
The following table presents the Bank’s participation in consolidated obligation discount notes.

	Book Value	Par Value	Weighted-average Interest Rate (%)
As of September 30, 2017	$49,727	$49,814	1.04
As of December 31, 2016	$41,292	$41,334	0.48

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 11—Capital and Mandatorily Redeemable Capital Stock

Capital. The following table presents the Bank’s compliance with the Federal Housing Finance Agency’s (Finance Agency) regulatory capital rules and requirements.

	As of September 30, 2017		As of December 31, 2016
	Required	Actual	Required	Actual
Risk based capital	$1,502	$7,016	$1,701	$6,848
Total regulatory capital ratio	4.00%	4.87%	4.00%	4.94%
Total regulatory capital (1)	$5,757	$7,016	$5,547	$6,848
Leverage capital ratio	5.00%	7.31%	5.00%	7.41%
Leverage capital	$7,196	$10,524	$6,934	$10,273
____________
(1) Total regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.
Mandatorily Redeemable Capital Stock. The following table presents the activity in mandatorily redeemable capital stock.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$2	$9	$1	$14
Net reclassification from capital during the period	8	5	24	7
Repurchase/redemption of mandatorily redeemable capital stock	(7)	(6)	(22)	(13)
Balance, end of period	$3	$8	$3	$8

The following table presents the amount of mandatorily redeemable capital stock by year of redemption. The year of redemption in the table is the end of the five years redemption period, or with respect to activity-based stock, the later of the expiration of the five years redemption period or the activity’s maturity date.

	As of September 30, 2017	As of December 31, 2016
Due in one year or less	$3	$—
Due after three years through four years	—	1
Total	$3	$1

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Note 12—Accumulated Other Comprehensive Income

The following tables present the components comprising accumulated other comprehensive income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, June 30, 2016	$(19)	$112	$93
Other comprehensive income before reclassifications:
Net change in fair value	—	6	6
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Net current period other comprehensive income	—	7	7
Balance, September 30, 2016	$(19)	$119	$100

Balance, June 30, 2017	$(19)	$132	$113
Other comprehensive income before reclassifications:
Net change in fair value	—	9	9
Reclassification from accumulated other comprehensive income to net income:
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	9	10
Balance, September 30, 2017	$(18)	$141	$123
____________
(1) Included in Compensation and benefits on the Statements of Income.

	Pension and Postretirement Benefits	Noncredit Portion of Other-than- temporary Impairment Losses on Available-for- sale Securities	Total Accumulated Other Comprehensive Income
Balance, December 31, 2015	$(20)	$95	$75
Other comprehensive income before reclassifications:
Noncredit other-than-temporary impairment losses	—	(1)	(1)
Net change in fair value	—	24	24
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	1	1
Amortization of pension and postretirement (1)	1	—	1
Net current period other comprehensive income	1	24	25
Balance, September 30, 2016	$(19)	$119	$100

Balance, December 31, 2016	$(20)	$124	$104
Other comprehensive income before reclassifications:
Net change in fair value	—	15	15
Reclassification from accumulated other comprehensive income to net income:
Noncredit other-than-temporary impairment losses	—	2	2
Amortization of pension and postretirement (1)	2	—	2
Net current period other comprehensive income	2	17	19
Balance, September 30, 2017	$(18)	$141	$123
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
The Bank enters into derivatives to manage the interest-rate risk exposure that is inherent in its otherwise unhedged assets and funding sources, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. The Bank’s over-the-counter derivatives transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a Futures Commission Merchant (clearing agent) with a Derivatives Clearing Organization (Clearinghouse). Once a derivatives transaction has been accepted for clearing by a Clearinghouse, the derivatives transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit. For additional information on the Bank’s derivatives and hedging activities, see Note 18—Derivatives and Hedging Activities to the 2016 audited financial statements contained in the Bank’s Form 10-K.
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

	As of September 30, 2017			As of December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedging relationships:
Interest rate swaps	$46,422	$179	$551	$65,027	$256	$1,029
Derivatives not designated as hedging instruments:
Interest rate swaps	881	6	8	1,158	9	31
Interest rate caps or floors	13,500	3	2	15,000	17	13
Mortgage delivery commitments	—	—	—	12	—	—
Total derivatives not designated as hedging instruments	14,381	9	10	16,170	26	44
Total derivatives before netting and collateral adjustments	$60,803	188	561	$81,197	282	1,073
Netting adjustments, cash collateral, and variation margin for daily settled contracts (1)		133	(547)		73	(966)
Derivative assets and derivative liabilities		$321	$14		$355	$107
___________

(1)
Amounts represent the application of the netting requirements that allow the Bank to settle positive and negative positions, cash collateral and related accrued interest held or placed with the same clearing agents and/or counterparty and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted and related accrued interest was $586 and $1,061 as of September 30, 2017 and December 31, 2016, respectively. Cash collateral received and related accrued interest was $22 as of September 30, 2017 and December 31, 2016. Variation margin for daily settled contracts was $115 as of September 30, 2017.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the components of net gains on derivatives and hedging activities as presented on the Statements of Income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$11	$28	$334	$53
Derivatives not designated as hedging instruments:
Interest rate swaps	2	8	5	20
Interest rate caps or floors	—	(1)	(3)	(4)
Net interest settlements	(2)	(6)	(6)	(27)
Total net gains (losses) related to derivatives not designated as hedging instruments	—	1	(4)	(11)
Other (1)	—	—	1	—
Net gains on derivatives and hedging activities	$11	$29	$331	$42
_________
(1) Consists of price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income.

	For the Three Months Ended September 30,
	2017				2016
Hedged Item Type	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$52	$(41)	$11	$(57)	$267	$(241)	$26	$(130)
Consolidated obligations:
Bonds	(17)	17	—	10	(88)	88	—	50
Discount notes	—	—	—	—	(3)	5	2	2
Total	$35	$(24)	$11	$(47)	$176	$(148)	$28	$(78)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

	For the Nine Months Ended September 30,
	2017					2016
Hedged Item Type	Gains (Losses) on Derivative		Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)	Gains (Losses) on Derivative	Gains (Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income (1)
Advances	$426		$(90)	$336	$(201)	$(374)	$432	$58	$(414)
Consolidated obligations:
Bonds	(39)	—	37	(2)	62	(29)	24	(5)	190
Discount notes	3		(3)	—	(3)	5	(5)	—	(3)
Total	$390		$(56)	$334	$(142)	$(398)	$451	$53	$(227)
____________

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income or expense line item of the respective hedged item.

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

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in the Bank’s credit rating. If the Bank’s credit rating is lowered by an NRSRO, the Bank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) as of September 30, 2017 was $9, for which the Bank has posted collateral with a fair value of $0 in the normal course of business. If the Bank’s credit ratings had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver an additional $4 of collateral at fair value to its uncleared derivative counterparties as of September 30, 2017.

For cleared derivatives, the Clearinghouse is the Bank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the Bank. The Bank currently utilizes the following two Clearinghouses for all cleared derivative transactions: LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settled payments, rather than collateral. The Bank continues to characterize variation margin payments with LCH.Clearnet LLC as cash collateral. At both Clearinghouses, initial margin is considered cash collateral. Because the Bank is required to post initial and variation margin through the clearing agent to the Clearinghouse, it exposes the Bank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral/payments is posted daily through a clearing agent for changes in the fair value of cleared derivatives. The Bank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default, including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the Bank’s clearing agent, or both. Based on this analysis, the Bank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

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

	As of September 30, 2017		As of December 31, 2016
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Gross recognized amount:
Uncleared derivatives	$30	$121	$70	$370
Cleared derivatives	158	440	212	703
Total gross recognized amount	188	561	282	1,073
Gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts:(1)
Uncleared derivatives	(27)	(107)	(69)	(263)
Cleared derivatives	160	(440)	142	(703)
Total gross amounts of netting adjustments, cash collateral, and variation margin for daily settled contracts (1)	133	(547)	73	(966)
Net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts:
Uncleared derivatives	3	14	1	107
Cleared derivatives	318	—	354	—
Total net amounts after netting adjustments, cash collateral, and variation margin for daily settled contracts	321	14	355	107
Non-cash collateral received or pledged not offset-cannot be sold or repledged: (2)
Uncleared derivatives	—	—	—	—
Total cannot be sold or repledged (2)	—	—	—	—
Net unsecured amounts: (2)
Uncleared derivatives	3	14	1	107
Cleared derivatives	318	—	354	—
Total net unsecured amount (2)	$321	$14	$355	$107
____________
(1) Variation margin for daily settled contracts was $115 as of September 30, 2017.
(2) The Bank had net credit exposure of $300 and $346 as of September 30, 2017 and December 31, 2016, respectively, due to instances where the Bank’s pledged collateral to a counterparty exceeds the Bank’s net derivative liability position.

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

Outlined below is the application of the “fair value hierarchy” to the Bank’s financial assets and liabilities that are carried at fair value or disclosed in the notes to the financial statements.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank carried grantor trust assets at fair value hierarchy Level 1 as of September 30, 2017 and December 31, 2016.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank carried trading securities and derivatives at fair value hierarchy Level 2 as of September 30, 2017 and December 31, 2016.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are supported by limited market activity and reflect the entity’s own assumptions. The Bank carried available-for-sale securities at fair value hierarchy Level 3 as of September 30, 2017 and December 31, 2016.

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

	As of September 30, 2017
	Fair Value Measurements Using			Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts (1)
	Level 1	Level 2	Level 3		Total
Assets
Trading securities:
Government-sponsored enterprises debt obligations	$—	$57	$—	$—	$57
Available-for-sale securities:
Private-label residential MBS	—	—	1,164	—	1,164
Derivative assets:
Interest-rate related	—	188	—	133	321
Grantor trust (included in Other assets)	46	—	—	—	46
Total assets at fair value	$46	$245	$1,164	$133	$1,588
Liabilities
Derivative liabilities:
Interest-rate related	$—	$561	$—	$(547)	$14
Total liabilities at fair value	$—	$561	$—	$(547)	$14
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$1,225	$1,469	$1,345	$1,662
Total (losses) gains realized and unrealized: (1)
Included in net impairment losses recognized in earnings	—	(1)	(2)	(2)
Included in other comprehensive income	9	7	17	24
Accretion of credit losses in net interest income	16	13	47	39
Settlements	(86)	(83)	(243)	(318)
Balance, end of period	$1,164	$1,405	$1,164	$1,405
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

The Bank periodically conducts reviews of its pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures for U.S. agency and private-label MBS.

The Bank’s valuation technique for estimating the fair value of its investment securities first requires the establishment of a “median” price for each security.

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

Multiple third-party vendor prices were received for a majority of the Bank’s investment securities holdings, and the final prices for those securities were computed by averaging the prices received as of September 30, 2017 and December 31, 2016. Based on the Bank’s review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or the Bank’s additional analysis in those instances in which there were outliers or significant yield variances), the Bank believes that its final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further, that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the lack of significant market activity for private-label MBS, the fair value measurement for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2017 and December 31, 2016.

Advances. The Bank determines the estimated fair values of advances by calculating the present value of expected future cash flows from the advances, excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the equivalent to the replacement advance rates for advances with similar terms. The Bank calculates its replacement advance rates at a spread to its cost of funds. The Bank’s cost of funds approximates the consolidated obligation curve (see “Consolidated obligations” paragraph within this note for a discussion of the consolidated obligation curve). To estimate the fair values of advances with optionality, market-based expectations of future interest rate volatility implied from current market prices for similar options are also used. In accordance with the Finance Agency’s advances regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient enough to make the Bank financially indifferent to the borrower’s decision to prepay the advances, thereby removing prepayment risk from the fair value calculation. The Bank did not adjust the fair value measurement of advances for creditworthiness because advances were fully collateralized.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Loan to another FHLBank. The estimated fair values approximate the carrying values due to the short-term nature and negligible credit risk.

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

Derivative instruments are transacted primarily in the institutional dealer market and priced with observable market assumptions at a mid-market valuation point. The Bank does not provide a credit valuation adjustment based on aggregate exposure by derivative counterparty when measuring the fair value of its derivatives. This is because the collateral provisions pertaining to the Bank’s derivatives obviate the need to provide such a credit valuation adjustment. The fair values of the Bank’s derivatives take into consideration the effects of legally enforceable master netting agreements, where applicable, that allow the Bank to settle positive and negative positions and offset cash collateral with the same counterparty on a net basis. The Bank and each uncleared derivative counterparty have collateral thresholds that take into account both the Bank’s and the counterparty’s credit ratings. As a result of these practices and agreements, the Bank has concluded that the impact of the credit differential between the Bank and its derivative counterparties was mitigated to an immaterial level, and no further adjustments were deemed necessary to the recorded fair values of derivative assets and liabilities on the Statements of Condition as of September 30, 2017 and December 31, 2016.

Grantor trust assets. Grantor trust assets, recorded in “Other assets” on the Statements of Condition, are carried at estimated fair value based on quoted market prices.

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
The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2017 and December 31, 2016. Although the Bank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions although they do reflect the Bank’s judgment of how a market participant would estimate the fair value. The fair value tables presented below do not represent an estimate of the overall fair value of the Bank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following tables present the carrying values and estimated fair values of the Bank’s financial instruments.

	As of September 30, 2017
		Estimated Fair Value
	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts (1)
Assets:
Cash and due from banks	$1,138	$1,138	$1,138	$—	$—	$—
Interest-bearing deposits	1,751	1,751	—	1,751	—	—
Securities purchased under agreements to resell	1,500	1,500	—	1,500	—	—
Federal funds sold	13,027	13,027	—	13,027	—	—
Trading securities	57	57	—	57	—	—
Available-for-sale securities	1,164	1,164	—	—	1,164	—
Held-to-maturity securities	24,065	24,134	—	23,517	617	—
Advances	99,812	99,864	—	99,864	—	—
Mortgage loans held for portfolio, net	461	498	—	498	—	—
Loan to another FHLBank	250	250	—	250	—	—
Accrued interest receivable	194	194	—	194	—	—
Derivative assets	321	321	—	188	—	133
Grantor trust assets (included in Other assets)	46	46	46	—	—	—
Liabilities:
Interest-bearing deposits	1,080	1,080	—	1,080	—	—
Consolidated obligations, net:
Discount notes	49,727	49,727	—	49,727	—	—
Bonds	85,517	85,596	—	85,596	—	—
Mandatorily redeemable capital stock	3	3	3	—	—	—
Accrued interest payable	136	136	—	136	—	—
Derivative liabilities	14	14	—	561	—	(547)
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

The par value of the other FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was $893,364 and $859,361 as of September 30, 2017 and December 31, 2016, respectively, exclusive of the Bank’s own outstanding consolidated obligations. None of the other FHLBanks defaulted on their consolidated obligations, the Finance Agency was not required to allocate any obligation among the FHLBanks, and no amount of the joint and several obligation was fixed as of September 30, 2017 and December 31, 2016. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to the other FHLBanks’ consolidated obligations as of September 30, 2017 and December 31, 2016.

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

The following table presents the Bank’s outstanding commitments, which represent off-balance sheet obligations.

	As of September 30, 2017			As of December 31, 2016
	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit (1)	$8,282	$17,542	$25,824	$10,934	$21,734	$32,668
Commitments to fund additional advances	200	—	200	100	200	300
Unsettled consolidated obligation bonds, at par (2)	125	—	125	15	—	15
Commitments to purchase mortgage loans	—	—	—	12	—	12
____________

(1)
“Expire Within One Year” includes 16 standby letters of credit for a total of $59 and 12 standby letters of credit for a total of $34 as of September 30, 2017 and December 31, 2016, respectively, that have no stated maturity date and are subject to renewal on an annual basis.

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
The carrying value of the guarantees related to standby letters of credit is recorded in “Other liabilities” on the Statements of Condition and amounted to $91 and $135 as of September 30, 2017 and December 31, 2016, respectively. Based on the Bank’s credit analyses and collateral requirements, the Bank does not deem it necessary to record any additional liability on the Statements of Condition for these commitments.
The Bank may enter into commitments that unconditionally obligate it to purchase mortgage loans. Commitments are generally for periods not exceeding 91 days. Delivery commitments are recorded at fair value as “Derivative assets” or “Derivative liabilities” on the Statements of Condition.
The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate, as of the date of the financial statements, that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Note 16—Transactions with Shareholders

The Bank is a cooperative whose member institutions own substantially all of the capital stock of the Bank. Former members and certain non-members, which own the Bank’s capital stock as a result of a merger or acquisition of a member of the Bank, own the remaining capital stock to support business transactions still carried on the Bank’s Statements of Condition. All holders of the Bank’s capital stock receive dividends on their investments, to the extent declared by the Bank’s board of directors. All advances are issued to members and eligible “housing associates” under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), and mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts primarily to facilitate settlement activities that are related directly to advances and mortgage loan purchases. Transactions with any member that has an officer or director who is also a director of the Bank are subject to the same Bank policies as transactions with other members.

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

FEDERAL HOME LOAN BANK OF ATLANTA
NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions)

Shareholder Concentrations. The Bank considers shareholder concentration as members or non-members with regulatory capital stock outstanding in excess of 10 percent of the Bank’s total regulatory capital stock. The following tables present transactions with shareholders whose holdings of regulatory capital stock exceed 10 percent of total regulatory capital stock outstanding.

	As of September 30, 2017
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Bank of America, National Association	$844	16.74	$19,510	19.62	$—	0.01
Capital One, National Association	573	11.36	13,136	13.21	14	1.25

	As of December 31, 2016
	Regulatory Capital Stock Outstanding	Percent of Total Regulatory Capital Stock Outstanding	Par Value of Advances	Percent of Total Par Value of Advances	Interest-bearing Deposits	Percent of Total Interest-bearing Deposits
Capital One, National Association	$745	15.03	$17,176	17.48	$16	1.41
Navy Federal Credit Union	589	11.88	13,495	13.73	156	13.93
Bank of America, National Association	504	10.17	11,511	11.71	—	0.01

Note 17—Subsequent Events

On October 25, 2017, the Bank’s board of directors approved a cash dividend for the third quarter of 2017. The Bank paid the third quarter 2017 dividend on November 3, 2017, in the amount of $62 million.

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

The discussion presented below provides an analysis of the Bank’s financial condition as of September 30, 2017 and December 31, 2016, and results of operations for the third quarter and first nine months of 2017 and 2016. Management’s discussion and analysis should be read in conjunction with the financial statements and accompanying notes presented elsewhere in this report, as well as the Bank’s audited financial statements for the year ended December 31, 2016.

Executive Summary

Financial Condition

As of September 30, 2017, total assets were $143.9 billion, an increase of $5.3 billion, or 3.79 percent, from December 31, 2016. This increase was primarily due to a $5.3 billion, or 67.7 percent, increase in federal funds sold.

As of September 30, 2017, total liabilities were $136.8 billion, an increase of $5.1 billion, or 3.85 percent, from December 31, 2016. This increase was primarily due to a $5.3 billion, or 4.08 percent, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.

As of September 30, 2017, total capital was $7.1 billion, an increase of $185 million, or 2.66 percent, from December 31, 2016. This increase was primarily due to an increase in the Bank’s retained earnings and subclass B2 activity-based capital stock.

Results of Operations

The Bank recorded net income of $95 million for the third quarter of 2017, an increase of $16 million, or 20.8 percent, from net income of $79 million for the same period in 2016. The Bank recorded net income of $256 million for the first nine months of 2017, an increase of $67 million, or 35.6 percent, from net income of $189 million for the same period in 2016. The increases in net income were primarily due to increased interest rates during the periods. The Federal Reserve raised interest rates in December 2016, March 2017, and June 2017.

Net interest income was $123 million for the third quarter of 2017, an increase of $30 million, from net interest income of $93 million for the same period in 2016. The increase in net interest income was primarily related to the increase in interest rates discussed above, which positively impacted interest-earning assets more than the offsetting increase in consolidated obligation interest expense.

Net interest income was $35 million for the first nine months of 2017, a decrease of $231 million, from net interest income of $266 million for the same period in 2016. This decrease is primarily due to prepayments of previously restructured and redesignated advances that occurred during the first quarter of 2017. These prepayments resulted in $302 million of accelerated amortization, which reduced net interest income for the first nine months of 2017. This decrease in net interest income was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income.

One way in which the Bank analyzes its performance is by comparing its annualized return on average equity (ROE) to three-month average London Interbank Offered Rate (LIBOR). The Bank has chosen to measure ROE as a spread to average three-month LIBOR because the Bank has significant assets and liabilities priced to average three-month LIBOR. The Bank’s ROE was 5.46 percent for the third quarter of 2017, compared to 4.47 percent for the same period in 2016. This increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR increased to 415 basis points for the third quarter of 2017, compared to 368 basis points for the same period in 2016. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank’s annualized ROE was 4.91 percent for the first nine months of 2017, compared to 3.70 percent for the same period in 2016. This increase in ROE was primarily due to an increase in net income during the period. ROE spread to three-month average LIBOR increased to 371 basis points for the first nine months of 2017, compared to 301 basis points for the same period in 2016. This increase in the ROE spread to LIBOR was primarily due to the increase in ROE.

The Bank’s interest rate spread was 31 basis points and negative one basis points, respectively, for the third quarter and first nine months of 2017, compared to 23 basis points for the third quarter and first nine months of 2016. The increase in the Bank’s interest rate spread for the third quarter of 2017, compared to the same period in 2016, was primarily due to increased interest rates. The decrease in the Bank’s interest rate spread for the first nine months of 2017, compared to the same period in 2016, was primarily due to the prepayments of previously restructured and redesignated advances, which decreased net interest income.

Business Outlook

The Bank’s business outlook remains largely unchanged from the discussion in the Bank’s Form 10-K. External factors, including gradually rising but relatively low interest rates, deposit growth and modest loan demand at member institutions, and the general state of the economy continue to impact the Bank’s overall business outlook and advances demand.

Given the large proportion of short-term advances outstanding, the Bank expects that advance balances will continue fluctuating during the remainder of 2017 as a result of scheduled repayments and prepayments. Money market fund industry demand for short-term Government-sponsored enterprises debt should continue to be strong. Earnings on the Bank’s investment portfolio will continue to be affected by tighter interest rate spreads on new investments as older investments prepay or mature.

Selected Financial Data

The following table presents a summary of certain financial information for the Bank for the periods presented (dollars in millions):

	As of and for the Three Months Ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Statements of Condition (at period end)
Total assets	$143,924	$133,677	$134,730	$138,671	$138,656
Advances	99,812	91,590	90,688	99,077	98,005
Mortgage loans held for portfolio	462	487	513	524	484
Allowance for credit losses on mortgage loans	(1)	(1)	(1)	(1)	(1)
Investments (1)	41,564	39,752	41,805	36,510	38,290
Loan to another FHLBank	250	—	—	—	—
Interest-bearing deposits	1,080	1,370	1,205	1,118	1,125
Consolidated obligations, net:
Discount notes (2)	49,727	51,355	42,066	41,292	55,162
Bonds (2)	85,517	73,822	84,292	88,647	74,996
Total consolidated obligations, net (2)	135,244	125,177	126,358	129,939	130,158
Mandatorily redeemable capital stock	3	2	1	1	8
Affordable Housing Program payable	72	71	73	69	62
Capital stock - putable	5,041	4,680	4,650	4,955	4,871
Retained earnings	1,972	1,935	1,910	1,892	1,863
Accumulated other comprehensive income	123	113	105	104	100
Total capital	7,136	6,728	6,665	6,951	6,834
Statements of Income (for the period ended)
Net interest income (expense)	123	114	(202)	68	93
Reversal of provision for credit losses	—	—	—	—	(1)
Net impairment losses recognized in earnings	—	(2)	—	(1)	(1)
Net losses on trading securities	(1)	(2)	(2)	(7)	(8)
Net gains on derivatives and hedging activities	11	7	313	77	29
Standby letters of credit fees	6	7	7	7	6
Other income (loss)	2	2	1	(7)	2
Noninterest expense	36	30	34	38	34
Income before assessments	105	96	83	99	88
Affordable Housing Program assessments	10	10	8	10	9
Net income	95	86	75	89	79
Performance Ratios (%)
Return on equity (3)	5.46	4.99	4.29	5.23	4.47
Return on assets (4)	0.27	0.25	0.21	0.26	0.22
Net interest margin (5)	0.35	0.34	(0.58)	0.20	0.26
Regulatory capital ratio (at period end) (6)	4.87	4.95	4.87	4.94	4.86
Equity to assets ratio (7)	4.97	4.98	4.97	4.92	4.85
Dividend payout ratio (8)	61.59	70.52	76.53	66.48	70.20

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
(2) The amounts presented are the Bank’s primary obligations on consolidated obligations outstanding. The par value of the FHLBanks’ outstanding consolidated obligations for which the Bank is jointly and severally liable was as follows (in millions):

September 30, 2017	$893,364
June 30, 2017	886,258
March 31, 2017	832,863
December 31, 2016	859,361
September 30, 2016	837,659

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

	As of September 30, 2017		As of December 31, 2016		Increase (Decrease)
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent
Advances	$99,812	69.35	$99,077	71.45	$735	0.74
Investment securities	25,286	17.57	26,248	18.93	(962)	(3.67)
Other investments	16,278	11.31	10,262	7.40	6,016	58.62
Mortgage loans, net	461	0.32	523	0.38	(62)	(11.81)
Loan to another FHLBank	250	0.17	—	—	250	100.00
Other assets	1,837	1.28	2,561	1.84	(724)	(28.23)
Total assets	$143,924	100.00	$138,671	100.00	$5,253	3.79
Consolidated obligations, net:
Discount notes	$49,727	36.35	$41,292	31.35	$8,435	20.43
Bonds	85,517	62.52	88,647	67.30	(3,130)	(3.53)
Deposits	1,080	0.79	1,118	0.85	(38)	(3.35)
Other liabilities	464	0.34	663	0.50	(199)	(29.95)
Total liabilities	$136,788	100.00	$131,720	100.00	$5,068	3.85
Capital stock	$5,041	70.64	$4,955	71.28	$86	1.74
Retained earnings	1,972	27.64	1,892	27.22	80	4.20
Accumulated other comprehensive income	123	1.72	104	1.50	19	18.07
Total capital	$7,136	100.00	$6,951	100.00	$185	2.66

Advances

A significant percentage of advances made during the first nine months of 2017 were short-term advances. Total advances remained relatively stable as of September 30, 2017, compared to December 31, 2016.

As of September 30, 2017, 59.3 percent of the Bank’s advances were fixed-rate, compared to 64.2 percent as of December 31, 2016. However, the Bank often simultaneously enters into derivatives with the issuance of advances to convert the rates on them, in effect, into short-term variable interest rates, the majority of which are based on LIBOR. As of September 30, 2017 and December 31, 2016, 41.2 percent and 44.6 percent, respectively, of the Bank’s fixed-rate advances were swapped, and 0.34 percent and 0.68 percent, respectively, of the Bank’s variable-rate advances were swapped. The majority of the Bank’s variable-rate advances were indexed to LIBOR. The Bank also offers variable-rate advances that may be tied to other indices, such as the federal funds rate, prime rate, or constant maturity swap rates.

The following table presents the par value of outstanding advances by product characteristics (dollars in millions).

	As of September 30, 2017		As of December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Fixed rate (1)	$38,272	38.48	$38,941	39.62
Adjustable or variable rate indexed	40,394	40.61	34,930	35.54
Hybrid	18,703	18.81	21,453	21.83
Convertible	690	0.69	1,497	1.52
Amortizing (2)	1,402	1.41	1,467	1.49
Total par value	$99,461	100.00	$98,288	100.00
____________

(1)	Includes convertible advances whose conversion options have expired.

(2)	The Bank offers a fixed-rate advance that may be structured with principal amortization in either equal increments or similar to a mortgage.

Refer to Note 7—Advances to the Bank’s interim financial statements for the concentration of the Bank’s advances to its 10 largest borrowing institutions.

Investments

The following table presents more detailed information regarding investments held by the Bank (dollars in millions).

			Increase (Decrease)
	As of September 30, 2017	As of December 31, 2016	Amount	Percent
Investment securities:
State or local housing agency debt obligations	$1	$77	$(76)	(98.31)
Government-sponsored enterprises debt obligations	6,135	6,302	(167)	(2.66)
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	169	209	(40)	(19.40)
Government-sponsored enterprises residential	9,818	10,752	(934)	(8.68)
Government-sponsored enterprises commercial	7,389	6,773	616	9.10
Private-label residential	1,774	2,135	(361)	(16.95)
Total mortgage-backed securities	19,150	19,869	(719)	(3.62)
Total investment securities	25,286	26,248	(962)	(3.67)
Other investments:
Interest-bearing deposits (1)	1,751	1,106	645	58.23
Securities purchased under agreements to resell	1,500	1,386	114	8.24
Federal funds sold	13,027	7,770	5,257	67.66
Total other investments	16,278	10,262	6,016	58.62
Total investments	$41,564	$36,510	$5,054	13.84
____________

(1)	Interest-bearing deposits include a $1.1 billion business money market account with Branch Banking and Trust Company, one of the Bank’s ten largest borrowers as of December 31, 2016.

The increase in total investments was primarily due to an increase in federal funds sold from December 31, 2016 to September 30, 2017. The amount held in other investments will vary each day based on the Bank’s liquidity requirements as a result of advances demand, the earnings rates, and the availability of high quality counterparties in the federal funds market. The Bank ceased purchasing private-label MBS on January 31, 2008.

The Finance Agency regulations prohibit an FHLBank from purchasing MBS and asset-backed securities if its investment in such securities would exceed 300 percent of the FHLBank’s previous month-end regulatory capital on the day it would purchase the securities. The Bank was in compliance with this regulatory requirement as of September 30, 2017 and December 31, 2016, as these investments amounted to 271 percent and 288 percent of regulatory capital, respectively.

Mortgage Loans Held for Portfolio

The Bank had previously ceased purchasing mortgage loans in 2008. However, during 2016, the Bank and FHLBank of Indianapolis began participating in the funding of a master commitment with a member of FHLBank of Indianapolis in which the Bank acquired $90 million in mortgage loans. The decrease in mortgage loans held for portfolio from December 31, 2016 to September 30, 2017, was primarily due to the maturity and prepayment of these assets during the period, partially offset by mortgage loans acquired through the participation in the master commitment with the FHLBank of Indianapolis.
Prior to 2008, members that were selling mortgage loans to the Bank were located primarily in the southeastern United States; therefore, the Bank’s conventional mortgage loan portfolio is concentrated in that region as of September 30, 2017 and December 31, 2016. The following table presents the percentage of unpaid principal balance of conventional residential mortgage loans held for portfolio for the five largest state concentrations.

	As of September 30, 2017	As of December 31, 2016
	Percent of Total	Percent of Total
Florida	23.09	24.44
South Carolina	20.81	22.00
Georgia	10.32	11.18
Virginia	10.51	9.82
North Carolina	8.68	9.08
All other	26.59	23.48
Total	100.00	100.00

Consolidated Obligations

The Bank funds its assets primarily through the issuance of consolidated obligation bonds and consolidated obligation discount notes. The increase in consolidated obligations from December 31, 2016 to September 30, 2017 is a result of increased funding and liquidity needs during the period. Consolidated obligation issuances financed 94.0 percent of the $143.9 billion in total assets as of September 30, 2017, remaining relatively stable compared to the financing ratio of 93.7 percent as of December 31, 2016.
The Bank often simultaneously enters into derivatives with the issuance of consolidated obligation bonds to convert the interest rates, in effect, into short-term variable interest rates, usually based on LIBOR. As of September 30, 2017 and December 31, 2016, 78.3 percent and 78.1 percent, respectively, of the Bank’s fixed-rate consolidated obligation bonds were swapped. The Bank had no variable-rate consolidated obligation bonds that were swapped as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, 10.1 percent and 38.9 percent, respectively, of the Bank’s fixed-rate consolidated obligation discount notes were swapped.

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

To support its member deposits, the FHLBank Act requires the Bank to have an amount equal to or greater than the current deposits received from its members as a reserve. These reserves are required to be invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. The Bank was in compliance with this depository liquidity requirement as of September 30, 2017.

Capital

The FHLBank Act and Finance Agency regulations specify that each FHLBank must meet certain minimum regulatory capital standards. The Bank was in compliance with these regulatory capital rules and requirements as shown in Note 11—Capital and Mandatorily Redeemable Capital Stock to the Bank’s interim financial statements.
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

Under the regulations, the Director of the Finance Agency (Director) will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Director is permitted to make discretionary classifications. An FHLBank must provide written notice to the Finance Agency within 10 days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level required to maintain its most recent capital classification or reclassification. In the event that an FHLBank is not adequately capitalized, the regulations delineate the types of prompt corrective actions that the Director may order, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Director determines will ensure safe and sound operations and capital compliance by the FHLBank. On September 18, 2017, the Bank received notification from the Director that, based on June 30, 2017 data, the Bank meets the definition of “adequately capitalized.”

The Bank’s capital management plan is discussed in more detail in the Bank’s Form 10-K, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital.

Results of Operations

During the third quarter of 2017, two significant hurricanes impacted the southeastern coasts of the United States. On August 25, 2017, Hurricane Harvey made landfall near Corpus Christi, Texas and caused substantial damage and flooding to southeastern Texas, including the Houston metropolitan area. Then, on September 10, 2017, Hurricane Irma made landfall on the Florida mainland near Marco Island, Florida. Hurricane Irma then moved northward through Florida and into Georgia, causing significant damage to property in Florida, Georgia, and certain other southeastern states.

Hurricane Irma had the most significant, direct impact on the Bank’s members and mortgage loan borrowers in the affected areas, while Hurricane Harvey had a lesser impact. The Bank has analyzed the potential impact that damage related to Hurricanes Irma and Harvey might have on the Bank’s advances, letters of credit, mortgage loans held for portfolio, and non-agency MBS. Based on its assessment, the Bank does not expect losses related to the hurricanes, if any, to have a material impact to the Bank’s financial condition or results of operations.

Additionally, in response to these hurricanes, the Bank communicated to its mortgage loan servicers that special relief would be available for borrowers in FEMA disaster designated areas. Under this relief, mortgage loan servicers are authorized to grant forbearance or temporarily suspend mortgage payments for up to 90 days for borrowers whose income is affected by the disaster or for borrowers whose property is located in a FEMA disaster designated area. Mortgage loan servicers were also directed to suspend collections and foreclosure proceedings in these areas for 90 days. Based on the circumstances of individual borrowers, additional forbearance time may be granted.

The following is a discussion and analysis of the Bank’s results of operations for the third quarter and first nine months of 2017 and 2016.

Net Income

The following table presents the Bank’s significant income items for the third quarter and first nine months of 2017 and 2016, and provides information regarding the changes during those periods (dollars in millions). These items are discussed in more detail below.

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net interest income	$123	$93	$30	31.97	$35	$266	$(231)	(87.04)
Reversal of provision for credit losses	—	(1)	1	69.96	—	(1)	1	25.48
Noninterest income	18	28	(10)	(34.45)	349	42	307	*
Noninterest expense	36	34	2	3.22	100	99	1	0.68
Affordable Housing Program assessments	10	9	1	22.47	28	21	7	35.38
Net income	$95	$79	$16	20.83	$256	$189	$67	35.61
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

As discussed above, net interest income includes components of hedging activity. When hedging relationships qualify for hedge accounting, the interest components of the hedging derivatives will be reflected in interest income or expense. When a hedging relationship is discontinued, the cumulative fair value adjustment on the hedged item will be amortized into interest income or expense over the remaining life of the asset or liability. The impact of hedging on net interest income was a decrease of $60 million and $113 million for the third quarter of 2017 and 2016, respectively, and a decrease of $483 million and $334 million for the first nine months of 2017 and 2016, respectively.

The increase in net interest income during the third quarter of 2017, compared to the same period in 2016, was primarily due to increased interest rates. The Federal Reserve raised interest rates in December 2016, March 2017, and June 2017. This increase in interest rates positively impacted interest-earning assets more than the offsetting increase in consolidated obligation interest expense.

The decrease in net interest income during the first nine months of 2017, compared to the same period in 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity. These prepayments occurred during the first quarter of 2017 and resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the period and was offset by a corresponding increase in net gains on derivatives and hedging activities, reflected in noninterest income. The prepayments of previously restructured advances primarily relate to a single member institution. The remaining change in net interest income for the period was primarily due to the increase in interest rates discussed above.

The following tables present spreads between the average yield on total interest-earning assets and the average cost of interest-bearing liabilities for the third quarter and first nine months of 2017 and 2016 (dollars in millions). The interest rate spread is affected by the inclusion or exclusion of net interest income or expense associated with the Bank’s derivatives. For example, as discussed above, if the derivatives qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is included in net interest income and in the calculation of interest rate spread. If the derivatives do not qualify for fair-value hedge accounting under GAAP, the interest income or expense associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in “Noninterest income (loss)” as “Net gains on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

The Bank’s interest rate spread was 31 basis points and negative one basis point, respectively, for the third quarter and first nine months of 2017, compared to 23 basis points for the third quarter and first nine months of 2016.

	For the Three Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$985	$6	2.41	$2,960	$5	0.64
Securities purchased under agreements to resell	1,033	3	1.14	1,038	1	0.41
Federal funds sold	13,340	41	1.19	7,958	8	0.43
Investment securities (2)	25,617	134	2.08	27,405	109	1.58
Advances	96,388	306	1.26	103,318	161	0.62
Mortgage loans (3)	474	7	5.24	500	8	6.21
Loans to other FHLBanks	5	—	—	—	—	—
Total interest-earning assets	137,842	497	1.43	143,179	292	0.81
Allowance for credit losses on mortgage loans	(1)			(2)
Other assets	1,978			1,880
Total assets	$139,819			$145,057
Liabilities and Capital
Interest-bearing deposits (4)	$1,184	3	1.06	$1,153	1	0.31
Consolidated obligations, net:
Discount notes	50,560	130	1.02	64,248	70	0.44
Bonds	80,284	241	1.19	70,397	128	0.72
Other borrowings	2	—	4.88	9	—	4.56
Total interest-bearing liabilities	132,030	374	1.12	135,807	199	0.58
Other liabilities	843			2,219
Total capital	6,946			7,031
Total liabilities and capital	$139,819			$145,057
Net interest income and net yield on interest-earning assets		$123	0.35		$93	0.26
Interest rate spread			0.31			0.23
Average interest-earning assets to interest-bearing liabilities			104.40			105.43
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

	For the Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest	Yield/ Rate (%)	Average Balance	Interest	Yield/ Rate (%)
Assets
Interest-bearing deposits (1)	$1,437	$17	1.60	$2,805	$13	0.60
Securities purchased under agreements to resell	999	7	0.94	1,034	3	0.37
Federal funds sold	11,730	88	1.00	8,164	24	0.39
Investment securities (2)	25,977	377	1.94	26,764	325	1.62
Advances	97,723	476	0.65	99,078	427	0.58
Mortgage loans (3)	499	20	5.24	536	24	6.04
Loans to other FHLBanks	2	—	—	2	—	0.37
Total interest-earning assets	138,367	985	0.95	138,383	816	0.79
Allowance for credit losses on mortgage loans	(1)			(2)
Other assets	1,952			1,861
Total assets	$140,318			$140,242
Liabilities and Capital
Interest-bearing deposits (4)	$1,176	7	0.85	$1,187	3	0.29
Consolidated obligations, net:
Discount notes	49,164	301	0.82	63,287	196	0.41
Bonds	82,081	642	1.05	66,774	351	0.70
Other borrowings	4	—	3.24	11	—	4.80
Total interest-bearing liabilities	132,425	950	0.96	131,259	550	0.56
Other liabilities	920			2,155
Total capital	6,973			6,828
Total liabilities and capital	$140,318			$140,242
Net interest income and net yield on interest-earning assets		$35	0.03		$266	0.26
Interest rate spread			(0.01)			0.23
Average interest-earning assets to interest-bearing liabilities			104.49			105.43
____________

(1)	Includes amounts recognized for the right to reclaim cash collateral paid under master netting agreements with derivative counterparties.

(2)	Includes trading securities at fair value and available-for-sale securities at amortized cost.

(3)	Nonperforming mortgage loans are included in average balances used to determine average rate.

(4)	Includes amounts recognized for the right to return cash collateral received under master netting agreements with derivative counterparties.

Net interest income for the periods presented was affected by changes in average balances (volume changes) and changes in average rates (rate changes) of interest-earning assets and interest-bearing liabilities. The following table presents the extent to which volume changes and rate changes affected the Bank’s interest income and interest expense (in millions). As presented in the table below, the overall changes in net interest income during the third quarter and first nine months of 2017, compared to the same periods in 2016, were primarily rate related.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Volume (1)	Rate (1)	Increase (Decrease)	Volume (1)	Rate (1)	Increase (Decrease)
Increase (decrease) in interest income:
Interest-bearing deposits	$(5)	$6	$1	$(9)	$13	$4
Securities purchased under agreements to resell	—	2	2	—	4	4
Federal funds sold	9	24	33	14	50	64
Investment securities	(8)	33	25	(10)	62	52
Advances	(12)	157	145	(6)	55	49
Mortgage loans	—	(1)	(1)	(1)	(3)	(4)
Total	(16)	221	205	(12)	181	169
Increase (decrease) in interest expense:
Interest-bearing deposits	—	2	2	—	4	4
Consolidated obligations, net:
Discount notes	(17)	77	60	(51)	156	105
Bonds	19	94	113	92	199	291
Total	2	173	175	41	359	400
(Decrease) increase in net interest income	$(18)	$48	$30	$(53)	$(178)	$(231)
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

Noninterest Income (Loss)

The following table presents the components of noninterest income (dollars in millions).

	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Net impairment losses recognized in earnings	$—	$(1)	$1	87.95	$(2)	$(2)	$—	(10.62)
Net losses on trading securities	(1)	(8)	7	90.50	(5)	(23)	18	78.13
Net gains on derivatives and hedging activities	11	29	(18)	(60.02)	331	42	289	*
Standby letters of credit fees	6	6	—	(2.69)	20	21	(1)	(3.10)
Other	2	2	—	(6.21)	5	4	1	20.59
Total noninterest income	$18	$28	$(10)	(34.45)	$349	$42	$307	*
____________
* Not meaningful

The increase in total noninterest income during the first nine months of 2017, compared to the same period in 2016, was primarily due to restructured and redesignated advances that were prepaid prior to their maturity during the first quarter of 2017, which resulted in $302 million of accelerated amortization. This accelerated amortization reduced net interest income during the period and was offset by a corresponding increase in net gains on derivatives and hedging activities. Additionally, this accelerated amortization during the first quarter of 2017 resulted in decreased gains from amortization during the following quarters in 2017, compared to the same quarters in 2016.

The following tables present the net effect of derivatives and hedging activity on the Bank’s results of operations (in millions).

	For the Three Months Ended September 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(13)	$—	$—	$(13)
Net interest settlements included in net interest income (2)	(57)	—	10	(47)
Total effect on net interest income	$(70)	$—	$10	$(60)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$11	$—	$—	$11
Net losses on trading securities (3)	—	(1)	—	(1)
Total effect on noninterest income	$11	$(1)	$—	$10
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.
(3) Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree with the amounts presented on the income statement.

	For the Three Months Ended September 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income(1)	$(35)	$—	$—	$—	$(35)
Net interest settlements included in net interest income (2)	(130)	—	50	2	(78)
Total effect on net interest income	$(165)	$—	$50	$2	$(113)
Net gains on derivatives and hedging activities:
Gains on fair value hedges	$26	$—	$—	$2	$28
Gains on derivatives not receiving hedge accounting including net interest settlements	—	1	—	—	1
Total net gains on derivatives and hedging activities	26	1	—	2	29
Net losses on trading securities (3)	—	(7)	—	—	(7)
Total effect on noninterest income	$26	$(6)	$—	$2	$22
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree with the amounts presented on the income statement.

	For the Nine Months Ended September 30, 2017
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Other (4)	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(343)	$—	$2	$—	$—	$—	$(341)
Net interest settlements included in net interest income (2)	(201)	—	62	(3)	—	—	(142)
Total effect on net interest income	$(544)	$—	$64	$(3)	$—	$—	$(483)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$336	$—	$(2)	$—	$—	$—	$334
Losses on derivatives not receiving hedge accounting including net interest settlements	—	(1)	—	—	(3)	—	(4)
Price alignment amount on derivatives	—	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	336	(1)	(2)	—	(3)	1	331
Net losses on trading securities (3)	—	(5)	—	—	—	—	(5)
Total effect on noninterest income	$336	$(6)	$(2)	$—	$(3)	$1	$326
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

(4) Amount in “Other” includes the price alignment amount on derivatives for which variation margin is characterized as daily settled contract.

	For the Nine Months Ended September 30, 2016
	Advances	Investments	Consolidated Obligation Bonds	Consolidated Obligation Discount Notes	Balance Sheet	Total
Net interest income:
Amortization or accretion of hedging activities in net interest income (1)	$(105)	$—	$(2)	$—	$—	$(107)
Net interest settlements included in net interest income (2)	(414)	—	190	(3)	—	(227)
Total effect on net interest income	$(519)	$—	$188	$(3)	$—	$(334)
Net gains on derivatives and hedging activities:
Gains (losses) on fair value hedges	$58	$—	$(5)	$—	$—	$53
(Losses) gains on derivatives not receiving hedge accounting including net interest settlements	—	(6)	2	—	(7)	(11)
Total net gains (losses) on derivatives and hedging activities	58	(6)	(3)	—	(7)	42
Net losses on trading securities (3)	—	(22)	—	—	—	(22)
Total effect on noninterest income	$58	$(28)	$(3)	$—	$(7)	$20
____________

(1)	Represents the amortization or accretion of hedging fair value adjustments for both open and closed hedge positions.

(2)	Represents interest income or expense on derivatives included in net interest income.

(3)
Includes only those gains or losses on trading securities or financial instruments held at fair value that have an economic derivative “assigned;” therefore, this line item may not agree to the income statement.

Noninterest Expense and Assessments

Total noninterest expense remained relatively stable for the third quarter and first nine months of 2017, compared to the same periods in 2016. The increase in Affordable Housing Program assessments during the third quarter and first nine months of 2017, compared to the same periods in 2016, is due to the increase in income before assessments during the periods.

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
Finance Agency regulations require the Bank to maintain operational liquidity (generally, the ready cash and borrowing capacity available to meet the Bank’s intraday needs) and contingent liquidity in an amount sufficient to meet its liquidity needs for five business days if it is unable to access the capital markets. The Bank met these regulatory liquidity requirements throughout the first nine months of 2017. The Finance Agency has also provided liquidity guidance to the FHLBanks generally to provide ranges of days for which each FHLBank should maintain positive cash balances based upon different assumptions and scenarios. The Bank has operated within these ranges since the Finance Agency issued this guidance.
The Bank has established an internal liquidity measurement separate from the Finance Agency requirements described above. The Bank performs a supplemental analysis to confirm that liquidity reserves are sufficient to service debt obligations for at least 45 days. This analysis assumes no access to debt market issuance and other management assumptions, which are completely independent of the operational and contingent liquidity calculation measured above. The Bank met its 45 day internal liquidity goal throughout the first nine months of 2017.
The Bank’s principal source of liquidity is consolidated obligation debt instruments. To provide additional liquidity, the Bank also may use other short-term borrowings, such as federal funds purchased, securities sold under agreements to repurchase, and loans from other FHLBanks. The Bank’s consolidated obligations are not obligations of the United States and are not guaranteed by either the United States or any government agency, but have historically received the same credit rating as the government bond credit rating of the United States. As a result, the Bank generally has comparatively stable access to funding through a diverse investor base at relatively favorable spreads to U.S. Treasury rates. The Bank’s income and liquidity would be adversely affected if it were not able to access the capital markets at competitive rates for an extended period.
During the nine months ended September 30, 2017, the Bank maintained continual access to funding and adapted its debt issuance to meet the needs of its members. The Bank’s short-term funding was generally driven by member demand and was achieved through the issuance of consolidated discount notes and short-term consolidated bonds during the nine months ended September 30, 2017. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the Bank’s short-term debt as an asset of choice, which has led to advantageous funding opportunities and increased utilization of debt maturing in one year or less.

The Bank is focused on maintaining an adequate liquidity balance and a funding balance between its financial assets and financial liabilities and the FHLBanks work collectively to manage the system-wide liquidity and funding needs.  Management and the FHLBanks jointly monitor the combined refinancing risk primarily by tracking the maturities of financial assets and financial liabilities. The Bank monitors the funding balance between financial assets and financial liabilities and is committed to prudent risk management practices.  In managing and monitoring the amounts of assets that require refunding, the Bank considers contractual maturities of its financial assets, as well as certain assumptions regarding expected cash flows (i.e. estimated prepayments and scheduled amortizations). External factors including Bank member borrowing needs, supply and demand in the debt markets, and other factors may also affect the liquidity balances and the funding balance between financial assets and financial liabilities.  See the notes to the Bank’s interim financial statements for information regarding contractual maturities of certain of the Bank’s financial assets and liabilities.
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

Should an FHLBank be unable to satisfy its payment obligation under a consolidated obligation for which it is the primary obligor, any of the other FHLBanks, including the Bank, could be called upon to repay all or any part of such payment obligation, as determined or approved by the Finance Agency. As of September 30, 2017 and December 31, 2016, none of the other FHLBanks defaulted on their consolidated obligations; the Finance Agency was not required to allocate any obligation among the FHLBanks; and no amount of the joint and several obligation was fixed. Accordingly, the Bank has not recognized a liability for its joint and several obligations related to other FHLBanks’ consolidated obligations as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the FHLBanks had $1.03 trillion in aggregate par value of consolidated obligations issued and outstanding, $135.3 billion of which was attributable to the Bank. No FHLBank has ever defaulted on its principal or interest payments under any consolidated obligation, and the Bank has never been required to make payments under any consolidated obligation as a result of the failure of another FHLBank to meet its obligations.
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
Commitments to extend credit, including standby letters of credit, are agreements to lend. The Bank issues a standby letter of credit on behalf of a member in exchange for a fee. A member may use these standby letters of credit to facilitate a financing arrangement. Management regularly reviews its standby letter of credit pricing in light of several factors, including the Bank’s potential liquidity needs related to draws on its standby letters of credit. Based on management’s credit analyses and collateral requirements, the Bank does not deem it necessary to have an allowance for credit losses for these unfunded standby letters of credit as of September 30, 2017.
Refer to Note 15—Commitments and Contingencies to the Bank’s interim financial statements for more information about the Bank’s outstanding standby letters of credit.

Contractual Obligations

As of September 30, 2017, there has been no material change outside the ordinary course of business in the Bank’s contractual obligations as reported in the Bank’s Form 10-K.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report are summarized below.

Information Security Management Advisory Bulletin. On September 28, 2017, the FHFA issued an Advisory Bulletin that supersedes previous guidance on an FHLBank’s information security program. The Advisory Bulletin describes three main components of an information security program and provides the expectation that each FHLBank will use a risk-based approach to implement its information security program. The Advisory Bulletin contains expectations related to (i) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (ii) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (iii) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

The Bank does not expect this Advisory Bulletin to materially affect its financial condition or results of operations.

Minority and Women Inclusion. On July 25, 2017, the FHFA published a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule will:

•
require the FHLBanks to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require the FHLBanks to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•	require the FHLBanks to amend their policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•
require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve MWDOB business with the FHLBank by enhancing customer access by MWDOB businesses, including through each FHLBank’s affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

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

FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead, require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain, for now, the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will continue to remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.
The Bank submitted a joint comment letter with the other FHLBanks on August 31, 2017. The Bank is continuing to evaluate the proposed rule but does not expect this rule, if adopted in final form, to materially affect its financial condition or results of operations.

Other Significant Developments

LIBOR Benchmark Interest Rate Developments.  On July 27, 2017, the Financial Conduct Authority (FCA), a regulator of financial services firms and financial markets in the United Kingdom, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The FCA has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate.  Furthermore, in the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. Other financial services regulators and industry groups are evaluating the possible phase-out of LIBOR and the development of alternate interest rate indices or reference rates.  As noted throughout this report, many of the Bank’s assets and liabilities are indexed to LIBOR. The Bank is not able to predict whether LIBOR will cease to be available after 2021, whether the alternative rates the Federal Reserve Board proposes to publish will become market benchmarks in place of LIBOR, or what the impact of such a transition will be on the Bank’s business, financial condition, or results of operations.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts. On September 12, 2017, the Federal Reserve Board (“FRB”) published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (“GSIBs”) regulated by the FRB to amend their “covered qualified financial contracts” (“QFCs”) to prevent a counterparty’s immediate termination of, and limit the exercise of default rights under, the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. QFCs include derivatives, repurchase agreements (known as “repos”) and reverse repos, and securities lending and borrowing agreements. On September 27, 2017, the Federal Deposit Insurance Corporation (“FDIC”) adopted a substantively identical final rule, effective January 1, 2018, with respect to QFCs entered into with certain FDIC-supervised institutions.

Although the Bank is not a covered entity under these rules, as a counterparty to covered entities under QFCs it will be required to amend any QFCs entered into with the FRB-regulated GSIBs or applicable FDIC-supervised institutions. The Bank does not expect these final rules to materially affect its financial condition or results of operations.

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

The Bank’s board of directors and management have established this risk appetite statement and risk metrics for controlling and escalating actions based on the continuing objectives that represent the foundation of the Bank’s strategic and tactical planning, as described in the Bank’s Form 10-K.

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
The Bank utilizes a credit risk rating system for its members, which focuses primarily on an institution’s overall financial health and takes into account the quality of assets, earnings, and capital position. The Bank assigns each borrower that is an insured depository institution or an insurance company a credit risk rating from one to 10 according to the relative amount of credit risk that such borrower poses to the Bank (one being the least amount of credit risk and 10 the greatest amount of credit risk). In general, borrowers in category 10 may have more restrictions on the types of collateral they may use to secure advances, may be required to maintain higher collateral maintenance levels and deliver loan collateral, may be restricted from obtaining further advances, and may face more stringent collateral reporting requirements. At times, based upon the Bank’s assessment of a borrower and its collateral, the Bank may place more restrictive requirements on a borrower than those generally applicable to borrowers with the same rating. The Bank assigns each borrower that is not an insured depository institution or insurance company, such as housing associates, community development financial institutions, and corporate credit unions, a risk level rating based on a risk matrix developed for each entity type. Each matrix has risk levels that generally correspond to the one to 10 credit risk rating for insured depository institutions and insurance companies. Development of these risk matrices for borrowers that are not insured depository institutions or insurance companies enables the Bank to monitor and analyze the financial condition of these borrowers in a more consistent and complete manner. The par value of advances to these institutions totaled $1.09 billion as of September 30, 2017.

The following table presents the number of borrowers and the par value of advances outstanding to borrowers with the specified ratings as of the specified dates (dollars in millions).

	As of September 30, 2017		As of December 31, 2016
Rating	Number of Borrowers	Par Value of Outstanding Advances	Number of Borrowers	Par Value of Outstanding Advances
1	14	$1,345	24	$3,424
2	45	14,122	42	17,447
3	93	48,691	75	18,012
4	92	9,004	95	17,605
5	98	21,170	103	17,613
6	65	2,862	80	21,466
7	22	453	31	1,349
8	11	391	8	139
9	9	132	9	98
10	13	200	23	380

The Bank establishes a credit limit for each borrower. The credit limit is not a committed line of credit, but rather an indication of the borrower’s general borrowing capacity with the Bank. The Bank determines the credit limit in its sole and absolute discretion by evaluating a wide variety of factors that indicate the borrower’s overall creditworthiness. The credit limit is generally expressed as a percentage equal to the ratio of the borrower’s total liabilities to the Bank (including the face amount of outstanding standby letters of credit, the par value of outstanding advances, and the total exposure of the Bank to the borrower under any derivative contract) to the borrower’s total assets. Generally, borrowers are held to a credit limit of no more than 30 percent. However, the Bank’s board of directors, or a relevant committee thereof, may approve a higher limit at its discretion, and such borrowers may be subject to certain additional collateral, reporting, and maintenance requirements. Five borrowers have been approved for a credit limit higher than 30 percent, and their total outstanding advance and standby letters of credit balance was $21.4 billion as of September 30, 2017.
The Bank obtains collateral on advances to protect against losses, but Finance Agency regulations permit the Bank to accept only certain types of collateral. Each borrower must maintain an amount of qualifying collateral that, when discounted to the lendable collateral value (LCV), is equal to at least 100 percent of the borrower’s outstanding par value of all advances and other liabilities from the Bank. The LCV is the value that the Bank assigns to each type of qualifying collateral for purposes of determining the amount of credit that such qualifying collateral will support. For each type of qualifying collateral, the Bank discounts the market value of the qualifying collateral to calculate the LCV. The Bank regularly reevaluates the appropriate level of discounting. The following table presents information about the types of collateral held for the Bank’s advances (dollars in millions).

	Total Par Value of Outstanding Advances	LCV of Collateral Pledged by Members	First Mortgage Collateral (%)	Securities Collateral (%)	Other Real Estate Related Collateral (%)
As of September 30, 2017	$99,461	$318,776	67.31	5.14	27.55
As of December 31, 2016	98,288	305,884	68.29	3.77	27.94
For purposes of determining each member’s LCV, the Bank estimates the current market value of all residential first mortgage loans, commercial real estate loans, home equity loans, and lines of credit pledged as collateral based on information provided by the member on its loan portfolio or on individual loans through the regular collateral reporting process. The estimated market value is discounted to account for the (1) price volatility of loans, (2) model data uncertainty, and (3) estimated liquidation and servicing costs in the event of the member’s default. Market values, and thus LCVs, change monthly. The use of this market-based valuation methodology allows the Bank to establish its collateral discounts with greater precision and to provide greater transparency with respect to the valuation of collateral pledged for advances and other credit products offered by the Bank.
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

In its history, the Bank has never experienced a credit loss on an advance. In consideration of this and the Bank’s policies and practices detailed above, the Bank has not established an allowance for credit losses on advances as of September 30, 2017 and December 31, 2016.

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
In addition to Finance Agency regulations, the Bank has established guidelines approved by its board of directors regarding unsecured extensions of credit, with respect to term limits and eligible counterparties.
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

Finance Agency regulations do not permit the Bank to rely exclusively on NRSRO ratings with respect to its investments. The Bank is required to make a determination of whether a security is of investment quality based on its own documented analysis, which includes the NRSRO rating as one of the factors that is assessed to determine investment quality. The Bank monitors the financial condition of investment counterparties to ensure that they are in compliance with the Bank’s Risk Management Policy (RMP) and Finance Agency regulations. Unsecured credit exposure to any counterparty is limited by the credit quality and capital of the counterparty and by the capital of the Bank. On a regular basis, management produces financial monitoring reports detailing the financial condition of the Bank’s counterparties. These reports are reviewed by the Bank’s board of directors. In addition to the Bank’s RMP and regulatory requirements, the Bank may limit or suspend overnight and term trading. Limiting or suspending counterparties limits the pool of available counterparties, shifts the geographical distribution of counterparty exposure, and may reduce the Bank’s overall investment opportunities.

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

	As of September 30, 2017
	Federal Funds Sold	Interest-bearing Deposits	Net Derivative Exposure (1)	Total
Australia	$1,435	$—	$—	$1,435
Austria	980	—	—	980
Canada	1,037	—	—	1,037
France	1,575	—	—	1,575
Germany	1,195	—	—	1,195
Netherlands	1,100	—	—	1,100
Norway	1,125	—	—	1,125
Sweden	2,840	—	—	2,840
Switzerland	—	—	23	23
United States of America	1,740	1,751	—	3,491
Total	$13,027	$1,751	$23	$14,801
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

The Bank experienced an increase in unsecured credit exposure in its investment portfolio related to non-U.S. government and non-U.S. government agency counterparties from $8.9 billion as of December 31, 2016 to $14.8 billion as of September 30, 2017. Wells Fargo Bank, National Association had 11.5 percent of the total unsecured credit exposure to non-U.S. government or non-U.S. government agencies counterparties. As of September 30, 2017, this unsecured credit portfolio consisted primarily of federal funds sold with overnight maturities.

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

The following tables present information on the credit ratings of the Bank’s investments held as of September 30, 2017 and December 31, 2016 (in millions), based on their credit rating as of September 30, 2017 and December 31, 2016, respectively. The credit ratings reflect the lowest long-term credit ratings as reported by an NRSRO.

		As of September 30, 2017
		Carrying Value (1)
		Investment Grade			Below Investment Grade
	AAA	AA	A	BBB	BB	B	CCC	CC	C	D	Unrated	Total
Investment securities:
State or local housing agency debt obligations	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1
Government-sponsored enterprises debt obligations	—	6,135	—	—	—	—	—	—	—	—	—	6,135
Mortgage-backed securities:
U.S. agency obligations-guaranteed residential	—	169	—	—	—	—	—	—	—	—	—	169
Government-sponsored enterprises residential	—	9,818	—	—	—	—	—	—	—	—	—	9,818
Government-sponsored enterprises commercial	511	6,878	—	—	—	—	—	—	—	—	—	7,389
Private-label residential	—	1	16	221	281	140	694	59	11	262	89	1,774
Total mortgage-backed securities	511	16,866	16	221	281	140	694	59	11	262	89	19,150
Total investment securities	511	23,002	16	221	281	140	694	59	11	262	89	25,286
Other investments:
Interest-bearing deposits	—	1,705	—	46	—	—	—	—	—	—	—	1,751
Securities purchased under agreements to resell	—	—	1,000	500	—	—	—	—	—	—	—	1,500
Federal funds sold	—	3,475	8,492	1,060	—	—	—	—	—	—	—	13,027
Total other investments	—	5,180	9,492	1,606	—	—	—	—	—	—	—	16,278
Total investments	$511	$28,182	$9,508	$1,827	$281	$140	$694	$59	$11	$262	$89	$41,564
____________
(1) Investment amounts noted in the above table represent the carrying value and do not include related accrued interest receivable of $31 million as of September 30, 2017.

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

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans transacted with counterparties that the Bank considers to be of investment quality. The terms of these loans are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. If an agreement to resell is deemed to be impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is recognized in earnings. Based upon the collateral held as security, the Bank determined that no allowance for credit losses was needed for the securities purchased under agreements to resell as of September 30, 2017 and December 31, 2016.

Non-Private-label MBS
The unrealized losses related to U.S. agency and government-sponsored enterprise MBS are caused by interest rate changes. Because these securities are guaranteed by government agencies or government-sponsored enterprises, it is expected that these securities would not be settled at a price less than the amortized cost basis. The Bank does not consider these investments to be other-than-temporarily impaired as of September 30, 2017 because the decline in fair value is attributable to changes in interest rates and not credit quality; the Bank does not intend to sell the investments; and it is not more likely than not that the Bank will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity.

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

The following table presents information, based on investment ratings, on the Bank’s private-label MBS as of September 30, 2017 (dollars in millions).

	Prime	Alt-A	Total
Investment Ratings:
AA	$1	$—	$1
A	16	—	16
BBB	213	8	221
BB	267	14	281
B	105	36	141
CCC	678	96	774
CC	38	25	63
C	11	—	11
D	230	63	293
Unrated	102	—	102
Total unpaid principal balance	$1,661	$242	$1,903
Amortized cost	$1,437	$196	$1,633
Gross unrealized losses	$(2)	$(1)	$(3)
Fair value	$1,571	$210	$1,781
Other-than-temporary impairment (Year-to-date):
Total other-than-temporary impairment losses	$—	$—	$—
Net amount of impairment losses reclassified from accumulated other comprehensive income	(2)	—	(2)
Net impairment losses recognized in earnings	$(2)	$—	$(2)
Weighted average percentage of fair value to unpaid principal balance	94.53%	86.92%	93.56%
Original weighted average credit support	9.30%	24.28%	11.20%
Weighted average credit support	5.51%	11.52%	6.28%
Weighted average collateral delinquency	10.86%	17.45%	11.69%

The following table presents a summary of the significant inputs used to evaluate each of the Bank’s private-label MBS for other-than-temporary impairment as of September 30, 2017.

	Significant Inputs - Weighted Average (%)
Classification of Securities (1)	Prepayment Rate	Default Rates	Loss Severities	Current Credit Enhancement (%)
Prime	15.02	5.59	24.52	8.24
Alt-A	12.98	21.36	37.54	4.12
Total	14.05	13.12	30.73	6.28
____________
(1) The classification of securities is based on current characteristics and performance, which may be different from the securities’ classification as determined by the originator at the time of origination.

In addition to the cash flow analysis of the Bank’s private-label MBS under a base case (best estimate) housing price scenario, a cash flow analysis was also performed based on a housing price scenario that is more adverse than the base case (adverse case housing price scenario). This more stressful scenario was primarily based on a short-term housing forecast, which was five percentage points lower than the base case, followed by a recovery path with annual rates of housing price growth that included rates which were 33 percent lower than the base case. The results of the adverse case housing price scenario were immaterial additional other-than-temporary impairment losses.

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

The Bank’s over-the-counter derivative transactions may either be (1) uncleared derivatives, which are executed bilaterally with a counterparty; or (2) cleared derivatives, which are cleared through a clearing agent with a Clearinghouse. Once a derivative transaction has been accepted for clearing by a Clearinghouse, the derivative transaction is novated, and the executing counterparty is replaced with the Clearinghouse as the counterparty.

For uncleared derivatives, the Bank is subject to nonperformance by counterparties. The Bank generally requires collateral on uncleared derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty must deliver collateral to the Bank if the total market value of the Bank’s exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, the Bank does not anticipate any credit losses on its uncleared derivatives as of September 30, 2017.

Certain of the Bank’s uncleared derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is a deterioration in the Bank’s credit rating. If the Bank’s credit rating had been lowered from its current rating to the next lower rating that would have triggered additional collateral to be delivered, the Bank would have been required to deliver up to an additional $4 million of collateral at fair value to its uncleared derivative counterparties as of September 30, 2017.

If the counterparty has an NRSRO rating, the net exposure after collateral is treated as unsecured credit, consistent with the Bank’s RMP and Finance Agency regulations. If the counterparty does not have an NRSRO rating, the Bank requires collateral for the full amount of the exposure.

For cleared derivatives, the Bank is subject to credit risk due to nonperformance by the Clearinghouse and clearing agent. The requirement that the Bank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the Bank to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties, and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. This does introduce, however, a risk of concentration among the limited number of Clearinghouses and clearing agents. The Bank actively monitors Clearinghouses and clearing agents. An annual review of the Bank’s Clearinghouses is performed, and the Bank also monitors its exposure to Clearinghouses on a monthly basis. The Bank currently has the following two approved Clearinghouses: CME

Group, Inc. and LCH.Clearnet Limited. The Bank also monitors the clearing agents through its unsecured credit system, and the Bank subjects these clearing agents to the same limits as other bilateral derivative counterparties. The parent companies of the clearing agents are monitored through annual reviews, as well as through the Bank’s daily monitoring tools, which include reviewing equity triggers, debt triggers, and credit default swap spread triggers. In addition, exposures to the clearing agents are monitored daily on a swap counterparty report. The Bank currently has the following three approved clearing agents: Credit Suisse Securities (USA) LLC, Morgan Stanley & Co. LLC, and Goldman Sachs & Co. The Bank does not anticipate any credit losses on its cleared derivatives as of September 30, 2017.

The contractual or notional amount of derivative transactions reflects the involvement of the Bank in the various classes of financial instruments; however, the Bank’s maximum credit risk with respect to derivative transactions, is the estimated cost of replacing the derivative transactions if there is default, less the value of any related collateral, including initial and variation margin. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, as well as the netting requirements to net assets and liabilities.
The following tables present information on the credit ratings of, and the Bank’s credit exposure to, its derivative counterparties (in millions). The credit ratings reflect the lowest long-term credit rating by an NRSRO.

	As of September 30, 2017
	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged To (From) Counterparty and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Cleared derivatives	$1,643	$23	$(2)	$21
Liability positions with credit exposure:
Double-A	2,732	(5)	5	—
Single-A	8,555	(34)	35	1
Triple-B	6,898	(10)	11	1
Cleared derivatives(1)	32,833	(305)	603	298
Total derivative positions with non-member counterparties to which the Bank had credit exposure	52,661	(331)	652	321
Member institutions (2)	358	—	—	—
Total	$53,019	$(331)	$652	$321
____________
(1) Includes $115 million of variation margin for daily settled contracts.
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

Mortgage Loan Programs

The Bank seeks to manage the credit risk associated with the Mortgage Purchase Program (MPP) and the Mortgage Partnership Finance® Program (MPF® Program or MPF) by maintaining underwriting and eligibility standards and structuring possible losses into several layers to be shared with the participating financial institutions. In some cases, a portion of the credit support for MPP and MPF loans is provided under a primary and/or supplemental mortgage insurance policy. Currently, 10 mortgage insurance companies provide primary and/or supplemental mortgage insurance for mortgage loans in which the Bank has a retained interest. As of September 30, 2017, seven of the Bank’s 10 mortgage insurance providers have been rated below “AA” by one or more NRSROs for their claims paying ability or insurer financial strength, and three are no longer rated. Ratings downgrades imply an increased risk that these mortgage insurers may be unable to fulfill their obligations to pay claims that may be made under the insurance policies. The Bank holds additional risk-based capital to mitigate the incremental risk, if any, that results from the supplemental mortgage insurance providers.
The allowance for credit losses on MPF loans was $1 million as of September 30, 2017 and December 31, 2016.

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

			As of September 30, 2017	As of December 31, 2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Advances
Pay fixed, receive variable interest rate swap (without options)	Converts the advance’s fixed rate to a variable rate index.	Fair value hedges	$4,315	$4,761
Pay fixed, receive variable interest rate swap (with options)	Converts the advance’s fixed rate to a variable rate index and offsets option risk in the advance.	Fair value hedges	20,167	23,654
		Non-qualifying hedges	5	40
Pay variable with embedded features, receive variable interest rate swap (non-callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index and/or offsets embedded option risk in the advance.	Fair value hedges	138	227
Pay variable, receive variable basis swap	Reduces interest rate sensitivity and repricing gaps by converting the advance’s variable rate to a different variable rate index.	Non-qualifying hedges	—	10
		Total	24,625	28,692
Investments
Pay fixed, receive variable interest rate swap	Converts the investment’s fixed rate to a variable rate index.	Non-qualifying hedges	56	256
Consolidated Obligation Bonds
Receive fixed, pay variable interest rate swap (without options)	Converts the bond’s fixed rate to a variable rate index.	Fair value hedges	10,782	15,201
		Non-qualifying hedges	—	150
Receive fixed, pay variable interest rate swap (with options)	Converts the bond’s fixed rate to a variable rate index and offsets option risk in the bond.	Fair value hedges	6,019	5,144
		Total	16,801	20,495

			As of September 30, 2017	As of December 31, 2016
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount	Notional Amount
Consolidated Obligation Discount Notes
Receive fixed, pay variable interest rate swap	Converts the discount note’s fixed rate to a variable rate index.	Fair value hedges	5,001	16,040
Balance Sheet
Pay fixed, receive variable interest rate swap	Converts the asset or liability fixed rate to a variable rate index.	Non-qualifying hedges	105	105
Interest rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Non-qualifying hedges	13,500	15,000
		Total	13,605	15,105
Intermediary Positions and Other
Pay fixed, receive variable interest rate swap, and receive fixed, pay variable interest rate swap	To offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties.	Non-qualifying hedges	715	597
Stand-alone derivatives
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments	N/A	—	12
Total notional amount			$60,803	$81,197

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

The following table presents the Bank’s effective duration exposure measurements as calculated in accordance with Bank policy (in years).

	As of September 30, 2017			As of December 31, 2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	0.28	0.19	0.17	0.36	0.25	0.19
Liabilities	0.17	0.19	0.19	0.20	0.22	0.22
Equity	2.46	0.27	(0.21)	3.55	0.82	(0.32)
Effective duration gap	0.11	—	(0.02)	0.16	0.03	(0.03)
____________

(1)
The “down 200 basis points” scenarios shown above are considered to be “constrained shocks,” intended to prevent the possibility of negative interest rates when a designated low rate environment exists.

The Bank also analyzes its interest-rate risk and market exposure by evaluating the theoretical market value of equity. The market value of equity represents the net result of the present value of future cash flows discounted to arrive at the theoretical market value of each balance sheet item. By using the discounted present value of future cash flows, the Bank is able to factor in the various maturities of assets and liabilities, similar to the effective duration analysis discussed above. The Bank determines the theoretical market value of assets and liabilities utilizing a Level 3 pricing approach as more fully described in Note 14—Estimated Fair Values to the Bank’s interim financial statements. The difference between the market value of total assets and the market value of total liabilities is the market value of equity. A more volatile market value of equity under different shock scenarios tends to result in a higher effective duration of equity, indicating increased sensitivity to interest rate changes.

The following table presents the Bank’s market value of equity measurements as calculated in accordance with Bank policy (in millions).

	As of September 30, 2017			As of December 31, 2016
	Up 200 Basis Points	Current	Down 200 Basis Points (1)	Up 200 Basis Points	Current	Down 200 Basis Points (1)
Assets	$142,695	$143,371	$144,138	$136,659	$137,500	$138,439
Liabilities	135,700	136,184	136,486	130,111	130,660	130,985
Equity	6,995	7,187	7,652	6,548	6,840	7,454
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

As of September 30, 2017, the Bank’s management, with the participation of the Certifying Officers, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Certifying Officers have concluded that the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed by the Bank in the reports that it files or submits under the Exchange Act (1) is accumulated and communicated to the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure; and (2) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

In designing and evaluating the Bank’s disclosure controls and procedures, the Bank’s Certifying Officers recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2017, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

PwC has advised the Bank that for the year ended December 31, 2016, and for the nine months ended September 30, 2017, that PwC and certain covered persons had borrowing relationships with two Bank members (referred below as the “Lenders”) who owned more than ten percent of the Bank’s capital stock, which could call into question PwC’s independence with respect to the Bank. The Bank is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the Bank.

PwC advised the Audit Committee of the Bank that it believes that, in light of the facts of these borrowing relationships, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement has not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

•	the firm’s borrowings are in good standing and neither Lender has the right to take action against PwC, as borrower, in connection with the financings;

•	the debt balances outstanding are immaterial to PwC and to each Lender;

•	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders;

•	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team; and

•	neither Lender has made any attempt to influence the conduct of the Bank’s audit or the objectivity and impartiality of any member of PwC’s audit engagement team.

Additionally, the Audit Committee of the Bank assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the Bank, the limited voting rights of the Bank’s members and the composition of the board of directors. In addition to the above listed considerations, the Audit Committee considered the following:

•	although the Lenders owned more than ten percent of the Bank’s capital stock, the Lenders’ voting rights are each less than ten percent;

•	as of September 30, 2017 and December 31, 2016, no officer or director of the lender served on the board of directors of the Bank; and

•	the Lenders are subject to the same terms and conditions for conducting business with the Bank as any other member.

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

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

1	Filed on October 26, 2012 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
2	Filed on February 1, 2016 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.
3	Filed on August 5, 2011 with the SEC in the Bank’s Form 8-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Atlanta

Date:	November 7, 2017	By /s/ W. Wesley McMullan
Name: W. Wesley McMullan Title: President and Chief Executive Officer

Date:	November 7, 2017	By /s/ Kirk R. Malmberg
Name: Kirk R. Malmberg Title: Executive Vice President and Chief Financial Officer